Form 10-Q
period 2002-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2002-09-16
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 31, 2002, or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from to

Commission File No. 0-49629

Quantum Fuel Systems Technologies Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0933072 (IRS Employer I.D. No.)

17872 Cartwright Road, Irvine, CA 92614
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 399-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 13, 2002:

14,142,036 shares of Common Stock, $.001 par value per share, and 3,513,439 shares of Series A Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and July 31, 2002

	April 30, 2002	July 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,414	$14,293,203
Accounts receivable, less allowance for doubtful accounts	4,494,328	3,342,947
Inventories:
Raw materials and parts	8,483,374	7,556,572
Work-in-process	206,921	309,346
Finished goods	3,467,262	3,554,670
Less reserve for obsolescence	(2,530,941)	(2,503,223)

Total inventories	9,626,616	8,917,365
Other current assets	87,713	151,401

Total current assets	14,386,071	26,704,916
Equipment and leasehold improvements:
Dies, molds and patterns	2,676,538	2,704,009
Machinery and equipment	7,085,871	8,753,551
Office furnishings and equipment	7,145,671	7,173,942
Automobiles and trucks	121,979	101,144
Leasehold improvements	2,460,714	2,471,447
Construction in process	1,967,735	388,582

	21,458,508	21,592,675
Less accumulated depreciation and amortization	8,039,155	8,879,848

Net equipment and leasehold improvements	13,419,353	12,712,827
Intangible asset, net of accumulated amortization of $31,000 at July 31, 2002	0	14,198,239
Other assets	354,000	117,529

	$28,159,424	$53,733,511

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and July 31, 2002
(Continued)

	April 30, 2002	July 31, 2002
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761,294	$5,686,972
Accrued payroll obligations	660,166	588,912
Other accrued expenses	1,526,230	1,381,317
Current lines of credit	8,625,000	0
Current maturities of long-term debt and capital leases	188,832	188,832

Total current liabilities	17,761,522	7,846,033
Capital lease obligations, less current portion	127,355	83,805
Invested and stockholders’ equity:
Invested equity	10,270,447	—
Preferred stock, $.001 par value, 15,000,000 shares authorized at April 30, 2002; 20,000,000 shares authorized at July 31, 2002; none issued and outstanding at April 30, 2002 and July 31, 2002	—	—
Series A common stock, $.001 par value, none authorized at April 30, 2002; 12,000,000 shares authorized at July 31, 2002; 0 shares issued and outstanding at April 30, 2002; 3,513,439 shares issued and outstanding at July 31, 2002	—	3,513
Series B common stock, $.001 par value, none authorized at April 30, 2002; 6,000,000 shares authorized at July 31, 2002; 0 shares issued and outstanding at April 30, 2002 and July 31, 2002	—	—
Common stock, $.001 par value, 35,000,000 shares authorized at April 30, 2002; 42,000,000 shares authorized at July 31, 2002; 1,000 shares issued and outstanding at April 30, 2002; 14,142,036 shares issued and outstanding at July 31, 2002	1	14,142
Additional paid-in capital	99	46,154,162
Accumulated deficit	—	(368,144)

Total invested and stockholders’ equity	10,270,547	45,803,673

	$28,159,424	$53,733,511

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS
Unaudited
Three months ended July 31, 2001 and 2002

	Three Months Ended July 31,
	2001	2002
Net Revenue:
Product sales	$4,592,168	$2,852,471
Contract revenue	2,337,823	1,765,978

Total revenue	6,929,991	4,618,449
Costs and expenses:
Cost of product sales	6,590,194	3,684,120
Research and development	9,750,275	4,399,560
Selling, general and administrative	1,823,756	1,493,675

Total costs and expenses	18,164,225	9,577,355
Operating loss	(11,234,234)	(4,958,906)
Interest expense (income)	(3,673)	96,489

Net loss applicable to common stock	$(11,230,561)	$(5,055,395)

Net loss per share:
Basic	$(0.64)	$(0.29)

Diluted	$(0.64)	$(0.29)

Number of shares used in per share calculation:
Basic	17,655,475	17,655,475

Diluted	17,655,475	17,655,475

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
Three months ended July 31, 2001 and 2002

	Three Months Ended July 31,
	2001	2002
Net cash used in operating activities	$(10,353,644)	$(3,419,752)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,243,042)	(155,003)
Proceeds from sales of equipment	—	20,836

Net cash used in investing activities	(1,243,042)	(134,167)

Cash flows from financing activities:
Proceeds (payments) on capital lease obligations	(47,210)	(47,210)
Contributions from IMPCO Technologies upon distribution	—	15,000,000
Proceeds from issuance of common stock	—	3,513
Net advances from parent prior to distribution	11,147,841	2,713,405

Net cash provided by financing activities	11,100,631	17,669,708

Net increase (decrease) in cash and cash equivalents	(496,055)	14,115,789
Cash and cash equivalents at beginning of period	4,300	177,414

Cash and cash equivalents at end of period	$(491,755)	$14,293,203

Supplemental schedule of non-cash activity:
Issuance of GM stock recorded as intangible asset	—	$14,229,428
Assumption of line of credit by IMPCO Technologies	—	8,625,000
Conversion of owners net investment to stockholders’ equity	—	31,921,600

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2001 and 2002

1) BASIS OF PRESENTATION

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

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 7, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at July 31, 2002 of $368,144 represents its operating results from the distribution date to July 31, 2002.

The financial statements include the Company, as well as certain assets, liabilities, and related operations that were transferred to the Company (the Contribution) from IMPCO. The financial statements include the historical operations transferred to the Company by IMPCO (the Company’s Businesses). The Contribution was completed prior to the distribution and resulted in a recapitalization of the Company.

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The results of operations for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2003.

The financial statements include allocations of certain IMPCO corporate headquarters’ assets, liabilities, and expenses relating to the Company’s Businesses that were transferred to the Company from IMPCO. General corporate overhead has been allocated either based on the ratio of the Company’s headcount to IMPCO’s total headcount, on the Company’s revenue as a percentage of IMPCO’s total revenue, or specifically identified costs for the Company. General corporate overhead primarily includes salary and expenses for the executive management, finance, legal, human resources, information services and investor relations departments and amounted to approximately $712,000 and $129,000 for the three months ending July 31, 2001 and 2002, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Following the spin-off from IMPCO, the Company is performing these functions using its own resources or purchased services.

The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2002.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

2) EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”, and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares of common stock to IMPCO in February 2002 for nominal consideration. The 3,513,439 Series A Common shares have been issued for nominal consideration. In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO Common Stock received a corresponding share of the Company’s common stock. Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to match the number of shares outstanding of IMPCO’s common stock. All share information has been retroactively restated to reflect

17,655,475 shares of common stock outstanding for all periods. The Company considers common equivalent shares from the exercise of stock options in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2001	2002
Numerator:
Net loss	$(11,230,561)	$(5,055,395)
Numerator for basic earnings per share—loss to common stockholders	$(11,230,561)	$(5,055,395)
Numerator for diluted earnings per share—loss to common stockholders	$(11,230,561)	$(5,055,395)

Denominator:
Denominator for basic earnings per share—weighted-average shares	17,655,475	17,655,475
Denominator for diluted earnings per share—adjusted weighted-average shares	17,655,475	17,655,475

Basic earnings per share	$(0.64)	$(0.29)

Diluted earnings per share	$(0.64)	$(0.29)

3) BUSINESS SEGMENT INFORMATION

The Company classifies its business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates limited revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division is a new segment for this reporting period and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by the four reporting segments, which consist of: Alternative Fuels, Fuel Cell Systems, Advanced Research & Product Development and Corporate Expenses. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development and Company sponsored research and development. Advanced research and product development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of its reporting segments. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs funded under customer contracts.

The Company recognizes revenue for product sales when products are shipped and title is transferred. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level and includes the amortization of intangible assets.

The Company evaluates performance based on profit or loss from operations before interest and income taxes.

All of the Company’s product revenues are generated from alternative fuel systems for automotive OEM applications. The Company’s revenue to unaffiliated customers is derived from within the United States. All of the Company’s long-lived assets are based in its offices in Sterling Heights, Michigan, Irvine, California, or Lake Forest, California.

Net revenues and operating loss for the Company’s business segments for the three months ended July 31, 2001 and 2002 are as follows:

	Revenues		Operating Loss

	Three Months Ended July 31		Three Months Ended July 31
	2001	2002	2001	2002
	(in thousands)

Alternative fuels	$6,411	$3,471	$(1,726)	$(534)
Fuel cell systems	519	1,147	(4,186)	(1,365)
Advanced research & product development	—	—	(3,498)	(1,566)
Corporate expenses (1)	—	—	(1,824)	(1,494)

Total	$6,930	$4,618	$(11,234)	$(4,959)

(1) Represents corporate expenses not allocated to any of the reporting segments.

The advanced research and product development segment of the total operating loss does not include the product application development costs included in cost of contract revenues. In the statements of operations for the three months ended July 31, 2001 and 2002, the cost of contract revenues of $2,006,000 and $988,000 respectively, have been included in research and development costs.

Identifiable assets for the Company’s business segments at April 30, 2002 and July 31, 2002 are as follows:

	Assets

	April 30 2002	July 31 2002
	(in thousands)

Alternative fuels	$19,332	$16,828
Fuel cell systems	1,320	3,285
Advanced research & product development	3,061	1,251
Corporate	3,827	3,609
Total identifiable assets	27,540	24,973
Assets not specifically identifiable	619	28,761

Total	$28,159	$53,734

4) WARRANTS

In connection with the spin-off from IMPCO, the Company expects to issue 300,000 warrants to purchase shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. These warrants will be issued at an exercise price of $5.83 with a four-year term.

5)  STOCK OPTIONS

In connection with the spin-off from IMPCO, each IMPCO option holder received one option to purchase Quantum stock for every IMPCO option held at the record date. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. All vesting schedules remain the same and the option holders will not be required to exercise their options concurrently. Accordingly, the adoption of the Company’s stock option plan did not give rise to a compensation charge. As of the distribution date, 1,358,280 options were granted out of the Company’s 2002 Stock Incentive Plan to IMPCO stock option holders.

6)  INCOME TAXES

Income taxes for the three months ended July 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

7)  INTANGIBLE ASSET

In connection with the Company’s strategic alliance with General Motors, the Company issued 3,513,439 shares of its Series A common stock to General Motors on July 24, 2002. This issuance has been recorded at the estimated fair market value on the date of the distribution of approximately $14.2 million, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the Emerging Issues Task Force during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.”

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.142, Goodwill and Other Intangible Assets, effective May 1, 2002. The SFAS requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

The amortization expense during the first quarter of fiscal year 2003 was approximately $31,000. The expected amortization expense for the next five fiscal years is as follows:

Amortization Expense
2003	$1,098,395
2004	1,422,943
2005	1,422,943
2006	1,422,943
2007	1,422,943
Thereafter	7,439,262

8)  RESTRUCTURING CHARGES

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

The major components of the restructuring charges and the remaining accrual balance as of July 31, 2002 are as follows (in thousands):

	Employee termination and severance costs	Lease exit costs	Contract exit costs	Asset writedowns	Total
2002 Charges	$180	$394	$114	$474	$1,162
2002 Activity	180	116	114	474	884

April 30, 2002 balance	—	278	—	—	278
2003 Charges	—	—	—	—	—
2003 Activity	—	160	—	—	160

July 31, 2002 balance	$—	$118	$—	$—	$118

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as anticipate, expect, intend, plan, believe, seek, estimate and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have no history operating as an independent company, and we may be unable to make the changes necessary to operate successfully as a stand-alone business; our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results; as a result of the spin-off from IMPCO, we are no longer able to access IMPCO’s cash flows or its ability to raise capital; we will need to raise additional capital in order to continue operations and complete our product development and commercialization plans beyond the near term; the market price and trading volume of our common stock may be volatile; we may be liable for taxes arising in connection with the distribution, and the tax characteristics of the distribution may interfere with our ability to engage in desirable strategic transactions and issue equity securities; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; we cannot predict the long-term impact of our recent cost reduction measures; our revenue depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets; we intend to make significant investments in the research and development of fuel cell enabling technologies, which may not result in any corresponding increase in net revenue, and may contribute to continuing operating losses; our business depends on the growth of the fuel cell and alternative fuel markets; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims, which could be expensive and could result in a diversion of management’s attention; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; our business could be harmed if we fail to meet OEM specifications; increased warranty claims could materially affect our financial results; we may experience labor disputes at OEM facilities; changes in environmental policies could hurt the market for our products; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

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

We classify our business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates limited revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division is a new segment for this reporting period and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by each of the four operating segments, which consist of: Alternative Fuels, Fuel Cell Systems, Advanced Research & Product Development and Corporate Expenses. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level.

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Advanced research and product development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to any of its reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in Quantum funded under customer contracts.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Net revenues and operating loss for our business for the three months ended July 31, 2001 and 2002 are as follows:

	Revenues		Operating Loss

	Three Months Ended July 31		Three Months Ended July 31
	2001	2002	2001	2002
	(in thousands)
Alternative fuels	$6,411	$3,471	$(1,726)	$(534)
Fuel cell systems	519	1,147	(4,186)	(1,365)
Advanced research & product development	—	—	(3,498)	(1,566)
Corporate expenses (1)	—	—	(1,824)	(1,494)

Total	$6,930	$4,618	$(11,234)	$(4,959)

(1) Represents corporate expenses not allocated to any of the reporting segments.

Net revenues decreased $2.3 million, or 33.4%, from $6.9 million in the first quarter of fiscal year 2002 to $4.6 million in the first quarter of fiscal year 2003.

Alternative Fuels.    Revenues for the Alternative Fuels segment decreased by $2.9 million, or 45.9% from $6.4 million for the first quarter of fiscal year 2002 to $3.5 million for the first quarter of fiscal year 2003. Product sales decreased $1.7 million, or 37.9%, from $4.6 million in the first quarter of fiscal year 2002 to $2.9 million in the first quarter of fiscal year 2003. Product sales consist of those associated with General Motors’ mid-size automobiles, pick-up trucks, and van platforms equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. The decrease in product sales was due to lower sales of GM midsize automobiles and van platforms, partially offset by higher sales of pick-up trucks and medium duty truck platforms.

Cost of product sales decreased $2.9 million, or 44.1%, from $6.6 million in the first quarter of fiscal year 2002 to $3.7 million in the first quarter of fiscal year 2003. The decrease in cost of product sales was due to a $1.2 million decrease in manufacturing overhead mainly due to cost cutting efforts during the second and third quarters of fiscal year 2002, a $1.0 million decrease in material costs related to the lower sales, and a $0.8 million decrease in the amount reserved for inventory obsolescence.

Gross profits on product sales increased $1.2 million, or 58.6%, from a negative $2.0 million in the first quarter of fiscal year 2002 to a negative $0.8 million in the first quarter of fiscal year 2003, due to a 14.4% decrease in cost of product sales as a percentage of sales.

Contract revenues related to alternative fuels decreased $1.2 million, or 66.2%, from $1.8 million in the first quarter of fiscal year 2002 to $0.6 million in the first quarter of fiscal year 2003. The decrease is due to a decline in the number and scope of General Motors’ compressed natural gas and propane developmental programs. Contract revenue is primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Alternative Fuels division unit decreased $1.2 million, or 79.2%, from $1.5 million in the first quarter of fiscal year 2002 to $0.3 million in the first quarter of fiscal year 2003. The decrease is primarily due to the lower contract revenues, engineering efficiencies due to the model year rollover of the contracts and cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Fuel Cell Systems. Contract revenues increased $0.6 million, or 120.9%, from $0.5 million in the first quarter of fiscal year 2002 to $1.1 million in the first quarter of fiscal year 2003. The increase is due to new OEM fuel cell system developmental programs. Contract revenue is primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Fuel Cell Systems division increased $0.2 million, or 44.9%, from $0.5 million in the first quarter of fiscal year 2002 to $0.7 million in the first quarter of fiscal year 2003. The increase is primarily due to the higher contract revenues.

Internally funded research and development expense for fuel cell systems decreased by $2.2 million, or 53.3%, from $4.2 million in the first quarter of fiscal year 2002 to $2.0 million in the first quarter of fiscal year 2003. The decrease in research and development primarily relates to cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Advanced Research and Product Development. Research and development expense decreased by $1.9 million, or 55.2%, from $3.5 million in the first quarter of fiscal year 2002 to $1.6 million in the first quarter of fiscal year 2003. The decrease in research and development primarily relates to a $1.5 million decrease for fuel storage, fuel delivery systems, and vehicle integration for CNG-related OEM programs for internally funded alternate fuel system and component application development work, and a $0.4 million decrease in product application development support costs.

Corporate Expenses. Corporate expenses decreased by $0.3 million, or 18.1%, from $1.8 million in the first quarter of fiscal year 2002 to $1.5 million in the first quarter of fiscal year 2003. The decrease was due to cost reduction efforts executed in the second and third quarters of fiscal year 2002, offset partially by $0.6 million in non-recurring charges for legal and auditing services associated with the spin-off transaction. The amortization expense related to our intangible asset the first quarter of fiscal year 2003 was approximately $31,000. The expected amortization expense for the full fiscal year is approximately $1.1 million.

Operating losses decreased by $6.2 million, or 55.9%, from $11.2 million in the first quarter of fiscal year 2002 to $5.0 million in the first quarter of fiscal year 2003. The decrease in loss was attributable to a $5.4 million decrease in research and development expenses, a $1.2 million decrease in negative gross profit on product sales, and a $0.3 million decrease in general and administrative expenses, partially offset by a $0.6 million decrease in contract revenue.

Interest Expense. Interest expense increased $0.1 million in the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002.

Provision for Income Taxes. Income tax expense remained flat as no expense was charged due to our net losses during the period. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2003 will be the same as last fiscal year as we expect to continue to incur operating losses.

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

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of the Company’s debt facility of $8.6 million. We believe the cash infusion will provide the necessary working capital to fund operations for the near term. As of July 31, 2002, we had no material commitments for capital expenditures.

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

Net cash used in operating activities was $3.4 million in first three months of fiscal year 2003 as compared to $10.4 million for the same period of fiscal year 2002. The decrease in cash used in operating activities resulted primarily from the net operating loss for the first three months of fiscal year 2003 of $5.1 million as compared to the net operating loss of $11.2 million for the same period in fiscal year 2002. Also there was a decrease in cash used in operating activities due to a $1.2 million improvement in accounts receivable collections from the same period in fiscal year 2002. We expect that our use of cash in operating activities for fiscal year 2003 will be lower than experienced in fiscal year 2002 as a result of staff and cost reductions implemented in the second and third quarters of fiscal year 2002.

Net cash used in investing activities in the first three months of fiscal year 2003 was $0.1 million, a decrease of $1.1 million from the same period in fiscal year 2002. The decrease is a result of the completion of the initial expansion plans in the prior two fiscal years as well as a realigning of our investment priorities with our available liquidity.

Net cash provided by financing activities in the first three months of fiscal year 2003 was $17.7 million as compared to $11.1 million for the same period of fiscal year 2002. This increase was due to a $15.0 million cash infusion from IMPCO partially offset by lower net advances from IMPCO as compared to the same period in the prior year.

The ratio of current assets to current liabilities was 3.40:1 at July 31, 2002 and 0.81:1 at April 30, 2002. During the first three months of fiscal year 2003, our total working capital increased by $22.3 million from a negative $3.4 million at the end of fiscal year 2002 to $18.9 million at July 31, 2002.

Derivative Financial Instruments

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at July 31, 2002, a 1% decrease in interest rates would result in reduced annual interest income of approximately $140,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives and do not hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of May 1, 2002 and the adoption of the Statement did not have a significant impact on our financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.

Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We adopted FAS 141 and FAS 142 as of May 1, 2002. The adoption of FAS 141 did not have a significant impact on our financial position and results of operations. The effect of adopting FAS 142 is described in the notes to condensed financial statements included in this Report.

In August of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which is effective for fiscal years beginning after June 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading Derivative Financial Instruments which is included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In August 2000, IMPCO proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. In connection with the spin-off, IMPCO assigned to us all of its rights under this litigation and we assumed all liabilities associated with this litigation. We intend to vigorously enforce our intellectual property rights.

Item 2.    Changes in Securities and Use of Proceeds

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

Item 5.    Other Information

On August 1, 2002, we entered into an employment agreement with Alan Niedzwiecki as our President and Chief Executive Officer. The employment agreement is for a term of three consecutive 12 month periods and provides for an annual base salary of $200,000, subject to annual increases. Mr. Niedzwiecki may also be granted an annual bonus at the discretion of the board of directors. If we terminate Mr. Niedzwiecki's employment for any reason, (i) we will be obligated to pay a lump sum payment of the full amount of Mr. Niedzwiecki's base salary and bonus remaining in the term of the agreement, (ii) the benefits specified in the agreement will continue for the remaining months of the fiscal year following the termination, and (iii) all stock options held by Mr. Niedzwiecki will automatically vest.

On September 1, 2002, we entered into an employment agreement with Brian Olson as our Chief Financial Officer. The employment agreement is for a term of three consecutive 12 month periods and provides for an annual base salary of $190,000, subject to annual increases. Mr. Olson may also be granted an annual bonus at the discretion of the board of directors. If we terminate Mr. Olson's employment for any reason, (i) we will be obligated to pay a lump sum payment of the full amount of Mr. Olson's base salary and bonus remaining in the term of the agreement, (ii) the benefits specified in the agreement will continue for a six month period following the termination, and (iii) all stock options held by Mr. Olson will automatically vest.

Copies of these employment agreements are filed as Exhibits 10.19 and 10.20 hereto.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (included as Exhibit 10.1 hereto)

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.6*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (2)

10.7†	Corporate Alliance Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.8	Master Technical Development Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.9	Stock Transfer Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.10	Registration Rights Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (1)

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors (1)

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors (1)

10.19*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki

10.20*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-96923) on July 23, 2002, and incorporated herein by reference.

(3)
Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-63726) of IMPCO Technologies, Inc., filed with the Commission on July 9, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K:

A report on Form 8-K, dated June 20, 2002 was filed reporting under Item 5 the approval of the spin-off by the board of directors of IMPCO and announcing the record and effective dates of the spin-off.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

Date: September 16, 2002
By:   /s/    W. BRIAN OLSON

W. Brian Olson
Chief Financial Officer and Treasurer
[Authorized Signatory and Principal Financial Officer]

CERTIFICATIONS

I, Alan P. Niedzwiecki, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quantum Fuel Systems Technologies Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

Date: September 16, 2002
/s/    ALAN P. NIEDZWIECKI

Alan P. Niedzwiecki
President and Chief Executive Officer

I, W. Brian Olson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quantum Fuel Systems Technologies Worldwide, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

    /s/ W. Brian Olson
W. Brian Olson
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (included as Exhibit 10.1 hereto)

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (1)

10.6*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (2)

10.7†	Corporate Alliance Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.8	Master Technical Development Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.9	Stock Transfer Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.10	Registration Rights Agreement dated June 12, 2001 between the Registrant and General Motors Corporation (3)

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (1)

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors (1)

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors (1)

10.19*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki

10.20*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson

99.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.

†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.

(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference.

(2)	Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-96923) on July 23, 2002, and incorporated herein by reference.

(3)
Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-63726) of IMPCO Technologies, Inc., filed with the Commission on July 9, 2001, and incorporated herein by reference.