Form 10-Q
period 2002-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2002-12-05
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-49629

Quantum Fuel Systems Technologies Worldwide, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0933072
(State of Incorporation)	(IRS Employer I.D. No.)

17872 Cartwright Road, Irvine, CA 92614
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 399-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2002:

14,142,036 shares of Common Stock, $.001 par value per share, and 3,513,439 shares of Series A Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS
April 30, 2002 and October 31, 2002

	April 30, 2002	October 31, 2002
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,414	$10,260,966
Accounts receivable, less allowance for doubtful accounts	4,494,328	4,589,707
Inventories:
Raw materials and parts	8,483,374	6,784,288
Work-in-process	206,921	484,730
Finished goods	3,467,262	3,468,653
Less provision for obsolescence	(2,530,941)	(2,647,634)

Net inventories	9,626,616	8,090,037
Other current assets	87,713	289,555

Total current assets	14,386,071	23,230,265
Equipment and leasehold improvements:
Dies, molds and patterns	2,676,538	2,740,025
Machinery and equipment	6,462,513	8,352,885
Office furnishings and equipment	7,145,671	7,172,369
Automobiles and trucks	121,979	101,144
Leasehold improvements	2,460,714	2,521,180
Equipment under capital leases	623,358	623,358
Construction in progress	1,967,735	522,918

	21,458,508	22,033,879
Less accumulated depreciation and amortization	8,039,155	9,843,366

Net equipment and leasehold improvements	13,419,353	12,190,513
Intangible asset, net of accumulated amortization of $389,198 at October 31, 2002	—	13,840,229
Other assets	354,000	117,528

	$28,159,424	$49,378,535

LIABILITIES AND INVESTED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761,294	$6,126,349
Accrued payroll obligations	660,166	1,064,243
Other accrued expenses	1,526,230	1,393,790
Line of credit	8,625,000	0
Current maturities of capital leases	188,832	188,832

Total current liabilities	17,761,522	8,773,214
Capital lease obligations, less current portion	127,355	39,529
Invested and stockholders’ equity:
Invested equity	10,270,447	—
Preferred stock, $.001 par value, 15,000,000 shares authorized at April 30, 2002; 20,000,000 shares authorized at October 31, 2002	—	—
Series A common stock, $.001 par value, none authorized at April 30, 2002; 12,000,000 shares authorized at October 31, 2002; 0 issued and outstanding at April 30, 2002; 3,513,439 issued and outstanding at October 31, 2002	—	3,513
Series B common stock, $.001 par value, none authorized at April 30, 2002; 6,000,000 shares authorized at October 31, 2002; 0 issued and outstanding at April 30, 2002 and October 31, 2002	—	—
Common stock, $.001 par value, 35,000,000 authorized at April 30, 2002; 42,000,000 authorized at October 31, 2002; 1,000 issued and outstanding at April 30, 2002; 14,142,036 issued and outstanding at October 31, 2002	1	14,142
Additional paid-in capital	99	46,167,151
Accumulated deficit	—	(5,619,014)

Total invested and stockholders’ equity	10,270,547	40,565,792

	$28,159,424	$49,378,535

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited
Three and six months ended October 31, 2001 and 2002

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Net revenue:
Product sales	$4,592,409	$3,807,100	$9,184,577	$6,630,253
Contract revenue	1,247,077	1,794,827	3,584,900	3,590,192

Total revenue	5,839,486	5,601,927	12,769,477	10,220,445
Costs and expenses:
Cost of product sales	7,548,294	5,131,371	14,138,487	8,772,208
Research and development	9,178,549	3,390,207	18,928,825	6,584,087
Selling, general and administrative	2,809,801	2,696,390	4,633,557	5,038,985

Total costs and expenses	19,536,644	11,217,968	37,700,869	20,395,280
Operating loss	(13,697,158)	(5,616,041)	(24,931,392)	(10,174,835)
Interest expense (income), net	7,318	(35,851)	95,984	60,639
Other expense (income)	0	(330,120)	0	69,991
Provision for income taxes	0	800	0	800

Net loss	$(13,704,476)	$(5,250,870)	$(25,027,376)	$(10,306,265)

Net loss per share:
Basic	$(0.78)	$(0.30)	$(1.42)	$(0.58)

Diluted	$(0.78)	$(0.30)	$(1.42)	$(0.58)

Number of shares used in per share calculation:
Basic	17,655,475	17,655,475	17,655,475	17,655,475

Diluted	17,655,475	17,655,475	17,655,475	17,655,475

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
Six months ended October 31, 2001 and 2002

	Six Months Ended October 31,
	2001	2002
Net cash used in operating activities	$(23,840,105)	$(6,963,575)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,756,272)	(667,371)
Proceeds from sales of equipment	—	92,000

Net cash used in investing activities	(2,756,272)	(575,371)
Cash flows from financing activities:
Payments on capital lease obligations	(103,796)	(94,420)
Contributions from IMPCO Technologies upon distribution	—	15,000,000
Borrowings under line of credit	10,863,687	—
Proceeds from issuance of common stock	—	3,513
Net advances from parent prior to distribution	16,120,904	2,713,405

Net cash provided by financing activities	26,880,795	17,622,498

Net increase in cash and cash equivalents	284,418	10,083,552
Cash and cash equivalents at beginning of period	4,300	177,414

Cash and cash equivalents at end of period	$288,718	$10,260,966

Supplemental schedule of non-cash activity:
Assets acquired under capital leases	$227,415	$—
Issuance of Series A common stock recorded as intangible asset	—	14,229,428
Assumption of line of credit by IMPCO Technologies	—	8,625,000
Conversion of owner’s net investment to stockholders’ equity	—	31,831,129
Issuance of warrants	—	103,461

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
October 31, 2001 and 2002

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

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 7, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at October 31, 2002 of $5,619,015 represents its operating results from the distribution date to October 31, 2002.

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The results of operations for the six months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2003.

The financial statements include allocations of certain IMPCO corporate headquarters’ assets, liabilities, and expenses relating to the Company’s Businesses that were transferred to the Company from IMPCO. General corporate overhead has been allocated either based on the ratio of the Company’s headcount to IMPCO’s total headcount, on the Company’s revenue as a percentage of IMPCO’s total revenue, or specifically identified costs for the Company. General corporate overhead primarily includes salary and expenses for the executive management, finance, legal, human resources, information services and investor relations departments and amounted to approximately $2,039,000 and $129,000 for the six months ending October 31, 2001 and 2002, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Following the spin-off from IMPCO, the Company is performing these functions using its own resources or purchased services.

The balance sheet at April 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2002.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2)    EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares to IMPCO for nominal consideration. The 3,513,439 shares of Series A common stock have been issued for nominal consideration. In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO common stock received a corresponding share of the Company’s common stock. Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to match the number of shares outstanding of IMPCO’s common stock. All share information has been presented to reflect 17,655,475 shares of common stock outstanding for all periods. The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options and warrants were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
Numerator:
Net loss	$(13,704,476)	$(5,250,870)	$(25,027,376)	$(10,306,265)
Numerator for basic earnings per share—loss to common stockholders	(13,704,476)	(5,250,870)	(25,027,376)	(10,306,265)
Numerator for diluted earnings per share—loss to common stockholders	(13,704,476)	(5,250,870)	(25,027,376)	(10,306,265)
Denominator:
Denominator for basic earnings per share—adjusted weighted-average shares	17,655,475	17,655,475	17,655,475	17,655,475
Denominator for diluted earnings per share—adjusted weighted-average shares	17,655,475	17,655,475	17,655,475	17,655,475

Basic earnings per share	$(0.78)	$(0.30)	$(1.42)	$(0.58)

Diluted earnings per share	$(0.78)	$(0.30)	$(1.42)	$(0.58)

3)    BUSINESS SEGMENT INFORMATION

The Company classifies its business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates limited revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development and Company-sponsored research and development. For segment reporting purposes, research and development expense is allocated to the Alternative Fuels and Fuel Cell Systems segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to the Alternative Fuels or Fuel Cell Systems reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Company funded under customer contracts.

The Company recognizes revenue for product sales when goods are shipped in accordance with the Company’s shipping terms. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level.

The Company evaluates performance based on profit or loss from operations before interest and income taxes.

All of the Company’s product revenues are generated from alternative fuel systems and hydrogen fuel cell storage systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is derived from within the United States. All of the Company’s long-lived assets are based in its offices in Sterling Heights, Michigan, Irvine, California, and Lake Forest, California.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Net revenues and operating loss for the Company’s business segments for the three and six months ended October 31, 2001 and 2002 are as follows:

	Revenues
	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
	(in thousands)
Alternative Fuels	$5,208	$3,386	$11,619	$6,849
Fuel Cell Systems	631	2,216	1,150	3,371

Total	$5,839	$5,602	$12,769	$10,220

	Operating Loss
	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2002	2001	2002
	(in thousands)
Alternative Fuels	$(5,729)	$(2,749)	$(9,453)	$(4,421)
Fuel Cell Systems	(4,054)	(450)	(8,241)	(1,038)
Advanced Research & Product Development	(2,587)	(404)	(5,199)	(701)
Corporate Expenses(1)	(1,327)	(2,013)	(2,038)	(4,015)

Total	$(13,697)	$(5,616)	$(24,931)	$(10,175)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments at April 30, 2002 and October 31, 2002 are as follows:

	Assets
	April 30, 2002	October 31, 2002
	(in thousands)
Alternative Fuels	$19,332	$16,922
Fuel Cell Systems	1,320	3,300
Advanced Research & Product Development	3,061	1,193
Corporate Expenses	3,827	3,455

Total Identifiable Assets	27,540	24,870
Assets Not Specifically Identifiable	619	24,509

Total	$28,159	$49,379

4)    WARRANTS

In connection with the spin-off from IMPCO, the Company expects to issue warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company expects to issue these warrants at an exercise price of $5.83 with a term expiring in January 2006.

The Company issued an additional 100,000 warrants to purchase shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. These warrants were issued at an exercise price of $5.10 with a four-year term. The Company recorded expense during the second quarter of fiscal year 2003 of approximately $103,000 in connection with the issuance of these warrants.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5)    STOCK OPTIONS

In connection with the spin-off from IMPCO, each IMPCO option holder received one option to purchase Quantum stock for every IMPCO option held at the record date. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. All vesting schedules remain the same and the option holders will not be required to exercise their options concurrently. Accordingly, the adoption of the Company’s stock option plan did not give rise to a compensation charge. As of the distribution date, 1,313,468 options were granted out of the Company’s 2002 Stock Incentive Plan to IMPCO stock option holders.

During the second quarter, the Company granted stock options to all full-time employees. The options vest 25% annually over four years. The option exercise price was based on the market price on the date of the grant. The total number of additional shares granted pursuant to the Company’s 2002 Stock Incentive Plan was 1,171,500.

6)    INCOME TAXES

Income taxes for the six months ended October 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective May 1, 2002. The SFAS requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

The amortization expense during the first half of fiscal year 2003 was approximately $389,000. The expected amortization expense for the next five fiscal years is as follows:

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

The major components of the restructuring charges and the remaining accrual balance as of October 31, 2002 are as follows (in thousands):

	Employee termination and severance costs	Lease exit costs	Contract exit costs	Asset writedowns	Total
2002 Charges	$180	$394	$114	$474	$1,162
2002 Activity	180	116	114	474	884

April 30, 2002 balance	—	278	—	—	278

2003 Charges	—	—	—	—	—
2003 Activity	—	197	—	—	197

October 31, 2002 balance	$—	$81	$—	$—	$81

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as anticipate, expect, intend, plan, believe, seek, estimate and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have a limited history operating as an independent company, and we may be unable to make the changes necessary to operate successfully as a stand-alone business; we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future; if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results; as a result of the spin-off from IMPCO, we are no longer able to access IMPCO’s cash flows or its ability to raise capital; we will need to raise additional capital in order to continue operations and complete our product development and commercialization plans; we may be required to indemnify IMPCO for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities; the market price and trading volume of our common stock may be volatile; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; we cannot predict the long-term impact of our recent cost reduction measures; our revenue depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets; our business depends on the growth of the fuel cell and alternative fuel markets; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect our intellectual property rights could adversely affect our future growth and success; if third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; our business could be harmed if we fail to meet OEM specifications; we may be subject to increased warranty claims due to longer warranty periods; labor disputes at OEM facilities could impact our business; changes in environmental policies could hurt the market for our products; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

Overview

We design, manufacture and supply integrated fuel systems to original equipment manufacturers for use in alternative fuel vehicles and fuel cell applications. Our fuel systems enable cars, trucks and buses powered by internal combustion engines to operate on hydrogen, natural gas or propane. Our advanced enabling products for fuel cell systems are used in transportation and industrial vehicles, stationary and portable power generation, and hydrogen refueling products for the infrastructure to support fuel cell vehicles. Our advanced fuel systems comprise the storage, monitoring, control and injection of gaseous fuels to improve efficiency, enhance power output, and reduce pollutant emissions from internal combustion engines and fuel cell systems.

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold over 15,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn has sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products in 2004 to 2005. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

We classify our business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates limited revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

For the six months ended October 31, 2002, revenues related to sales of our products to and contracts with General Motors and its affiliates represented 72.1% of our total revenues for that period.

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms. Contract revenues are recognized based on the percentage of completion method. Corporate expenses represent a sub-category of selling, general and administrative expense. Corporate expenses consist of general and administrative expense incurred at the corporate level.

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. For segment reporting purposes, research and development expense is allocated to the Alternative Fuels and Fuel Cell Systems segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to the Alternative Fuels or Fuel Cell Systems reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue.

These expenses include application development costs in Quantum funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications.

General Motors Relationship.  Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that the strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, we and General Motors will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse our company as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands upon the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provide integrated natural gas and propane fuel systems for their alternative fuel vehicle products.

In connection with our strategic alliance, we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain General Motors’ proprietary information. Under the alliance, we have committed to provide minimum amounts of annual funding to projects approved under the alliance. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. We will be free to use jointly created technologies in certain aspects of our business but will be required to share revenues with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Separation from IMPCO.  We were incorporated under the laws of the State of Delaware on October 13, 2000, as a wholly-owned subsidiary of IMPCO. IMPCO conducted our business through various departments, first as a division (the Automotive OEM Division) and most recently as a subsidiary (Quantum Fuel Systems Technologies Worldwide, Inc.). On July 23, 2002, IMPCO completed the distribution and spin-off of Quantum by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property, interim services and a number of ongoing commercial relationships. The interim services agreement provides for specified charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services are not expected to extend beyond six months from the distribution date. The pricing terms for goods and services covered by the commercial agreements reflect negotiated prices.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, warranty and recall obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Three and six months ended October 31, 2001 and 2002

Net revenues and operating loss for our business for the three and six months ended October 31, 2001 and 2002 were as follows:

	Revenues
	Three Months ended October 31,		Six Months ended October 31,
	2001	2002	2001	2002
		(in thousands)
Alternative Fuels	$5,208	$3,386	$11,619	$6,849
Fuel Cell Systems	631	2,216	1,150	3,371
Advanced Research & Product Development	—	—	—	—
Corporate Expenses(1)	—	—	—	—

Total	$5,839	$5,602	$12,769	$10,220

	Operating Loss
	Three Months ended October 31,		Six Months ended October 31,
	2001	2002	2001	2002
		(in thousands)
Alternative Fuels	$(5,729)	$(2,749)	$(9,453)	$(4,421)
Fuel Cell Systems	(4,054)	(450)	(8,241)	(1,038)
Advanced Research & Product Development	(2,587)	(404)	(5,199)	(701)
Corporate Expenses(1)	(1,327)	(2,013)	(2,038)	(4,015)

Total	$(13,697)	$(5,616)	$(24,931)	$(10,175)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenues decreased $0.2 million, or 3.4%, from $5.8 million in the second quarter of fiscal year 2002 to $5.6 million in the second quarter of fiscal year 2003. Net revenues decreased $2.5 million, or 20.3%, from $12.8 million in the first half of fiscal year 2002 to $10.2 million in the first half of fiscal year 2003.

Alternative Fuels.  Product sales for the Alternative Fuels segment decreased $1.7 million, or 37.0%, from $4.6 million in the second quarter of fiscal year 2002 to $2.9 million in the second quarter of fiscal year 2003. Product sales decreased $3.4 million, or 37.0%, from $9.2 million in the first half of fiscal year 2002 to $5.8 million in the first half of fiscal year 2003. Product sales consist of sales associated with General Motors’ mid-size automobiles, pick-up trucks, and vans equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. The decrease in product sales was due to lower sales of GM midsize automobiles, medium duty trucks and vans, partially offset by higher sales of pick-up trucks. System sales for midsize automobiles during the second quarter of fiscal year 2003 were lower due to a delay in vehicle deliveries by General Motors.

Cost of product sales decreased $3.0 million, or 40.0%, from $7.5 million in the second quarter of fiscal year 2002 to $4.5 million in the second quarter of fiscal year 2003. The decrease in cost of product sales was due to a $0.5 million decrease in manufacturing overhead mainly due to cost cutting efforts, a $1.3 million decrease in material costs related to the lower sales volume, and a $1.2 million decrease in direct labor and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges.

Cost of product sales decreased $6.0 million, or 42.6%, from $14.1 million in the first half of fiscal year 2002 to $8.1 million in the second half of fiscal year 2003. The decrease in cost of product sales was due to a

$1.7 million decrease in manufacturing overhead mainly due to cost cutting efforts, a $2.4 million decrease in material costs related to the lower sales volume, and a $1.9 million decrease in direct labor and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges.

Gross profits on product sales increased $1.5 million, or 50.0%, from a negative $3.0 million in the second quarter of fiscal year 2002 to a negative $1.5 million in the second quarter of fiscal year 2003, due to a 13.8% decrease in cost of product sales as a percentage of sales.

Gross profits on product sales increased $2.7 million, or 54.0%, from a negative $5.0 million in the first half of fiscal year 2002 to a negative $2.3 million in the first half of fiscal year 2003, due to a 14.1% decrease in cost of product sales as a percentage of sales.

Contract revenue related to alternative fuels decreased $0.2 million, or 33.3%, from $0.6 million in the second quarter of fiscal year 2002 to $0.4 million in the second quarter of fiscal year 2003. Contract revenues decreased $1.4 million, or 58.3%, from $2.4 million in the first half of fiscal year 2002 to $1.0 million in the first half of fiscal year 2003. The decrease is due to a decline in the number and scope of General Motors’ alternative fuel developmental programs and due to the fact that many of these contracts are model year rollover programs which require less engineering time. Contract revenue is used primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Alternative Fuels division unit decreased $0.8 million, or 72.7%, from $1.1 million in the second quarter of fiscal year 2002 to $0.3 million in the second quarter of fiscal year 2003. Research and development associated with cost of contract revenues decreased $2.0 million, or 76.9%, from $2.6 million in the first half of fiscal year 2002 to $0.6 million in the first half of fiscal year 2003. The decrease is primarily due to the lower contract revenues, engineering efficiencies due to the model year rollover of the contracts and cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Operating loss decreased by $3.0 million, or 52.6%, from $5.7 million in the second quarter of fiscal year 2002 to $2.7 million in the second quarter of fiscal year 2003. The decrease in loss was attributable to a $0.6 million decrease in research and development expenses, a $1.5 million decrease in negative gross profit on product sales, and a $0.9 million decrease in general and administrative expenses, partially offset by a $0.2 million decrease in contract revenue.

Operating loss decreased by $5.1 million, or 53.7%, from $9.5 million in the first half of fiscal year 2002 to $4.4 million in the first half of fiscal year 2003. The decrease in loss was attributable to a $2.1 million decrease in research and development expenses, a $2.6 million decrease in negative gross profit on product sales, and a $1.8 million decrease in general and administrative expenses, partially offset by a $1.4 million decrease in contract revenue.

Fuel Cell Systems.  Revenues for the Fuel Cell Systems segment increased by $1.6 million, or 266.7%, from $0.6 million in the second quarter of fiscal year 2002 to $2.2 million in the second quarter of fiscal year 2003. Revenues increased by $2.3 million, or 209.1%, from $1.1 million in the first half of fiscal year 2002 to $3.4 million in the first half of fiscal year 2003. Product sales were $0.9 million in the second quarter of fiscal year 2003. There were no fuel cell product sales during the first half of fiscal year 2002. Product sales were $0.9 million in the first half of fiscal year 2003. Product sales consist of sales associated with Toyota Motor Company’s fuel cell SUV platform equipped with our hydrogen fuel metering and fuel storage systems. These product sales during the second quarter of 2003 contributed $0.2 million in gross profit.

Contract revenue for the Fuel Cell Systems segment increased $0.8 million, or 133.3%, from $0.6 million in the second quarter of fiscal year 2002 to $1.4 million in the second quarter of fiscal year 2003. Contract revenues increased $1.4 million, or 127.3%, from $1.1 million in the first half of fiscal year 2002 to $2.5 million in the first half of fiscal year 2003. The increase was due to our participation in new fuel cell system developmental programs for automotive OEM programs and hydrogen refueling systems. Contract revenue is used primarily for system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Fuel Cell Systems segment increased $0.3 million, or 75.0%, from $0.4 million in the second quarter of fiscal year 2002 to $0.7 million in the second quarter of fiscal year 2003. Research and development associated with cost of contract revenues increased $0.4 million, or 44.4%, from $0.9 million in the first half of fiscal year 2002 to $1.3 million in the second quarter of fiscal year 2003. The increase is primarily due to development efforts to support the customer-funded contracts.

Internally funded research and development expense for the Fuel Cell Systems segment decreased by $2.9 million, or 69.1%, from $4.2 million in the second quarter of fiscal year 2002 to $1.3 million in the second quarter of fiscal year 2003. Internally funded research and development expense decreased by $6.2 million, or 72.9%, from $8.5 million in the first half of fiscal year 2002 to $2.3 million in the first half of fiscal year 2003. The decrease in internally funded research and development primarily relates to a decrease for fuel storage, fuel delivery systems, and vehicle integration for fuel cell-related programs primarily due to cost cutting measures, and less significantly by an increase in research and development funded under customer programs, and a decrease in direct and indirect support costs.

Operating loss for the Fuel Cell Systems segment decreased by $3.6 million, or 87.8%, from $4.1 million in the second quarter of fiscal year 2002 to $0.5 million in the second quarter of fiscal year 2003. The decrease in loss was attributable to a $2.7 million decrease in research and development expenses, a $0.7 million increase in contract revenue, and a $0.2 million increase in gross profit on product sales.

Operating loss for the Fuel Cell Systems segment decreased by $7.2 million, or 87.8%, from $8.2 million in the first half of fiscal year 2002 to $1.0 million in the first half of fiscal year 2003. The decrease in loss was attributable to a $5.8 million decrease in research and development expenses, a $1.4 million increase in contract revenue, and a $0.2 million increase in gross profit on product sales, partially offset by a $0.2 million increase in sales and marketing expenses.

Advanced Research & Product Development.  Research and development expense decreased by $2.2 million, or 84.6%, from $2.6 million in the second quarter of fiscal year 2002 to $0.4 million in the second quarter of fiscal year 2003. Research and development expense decreased by $4.5 million, or 86.5%, from $5.2 million in the first half of fiscal year 2002 to $0.7 million in the first half of fiscal year 2003. The decrease in research and development primarily relates to a decrease in advanced engineering for component development work and support costs for vehicle integration activities primarily due to cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Corporate Expenses.  Corporate expenses increased by $0.6 million, or 46.2%, from $1.3 million in the second quarter of fiscal year 2002 to $1.9 million in the second quarter of fiscal year 2003. Corporate expenses increased by $2.0 million, or 100.0%, from $2.0 million in the first half of fiscal year 2002 to $4.0 million in the first half of fiscal year 2003. The fiscal year 2002 results reflect only the corporate allocation from IMPCO of $1.3 million and $2.0 million for the second quarter and first half of the fiscal year. The increase for both the second quarter and first half of fiscal year 2003 is due to the amortization expense and additional corporate expenses necessary to support a stand-alone company. The level of resources required to support our operations on a stand-alone basis has been equivalent to the level of resources allocated from IMPCO, combined with the dedicated administrative resources provided at the Quantum level during the prior year. Also, in fiscal year 2002 we had expended more direct and indirect resources supporting research and development activities than on the traditional general and administrative support activities needed for a stand-alone company. In fiscal year 2003, we realigned these resources to support these more traditional general and administrative activities. The amortization expense related to our intangible asset in the second quarter and first half of fiscal year 2003 was approximately $358,000 and $389,000, respectively. The expected amortization expense for the full fiscal year is approximately $1.1 million.

Operating losses decreased by $8.1 million, or 59.1%, from $13.7 million in the second quarter of fiscal year 2002 to $5.6 million in the second quarter of fiscal year 2003. The decrease in loss was attributable to a $3.0 million decrease in the operating loss of the Alternative Fuels segment, a $3.6 million decrease in operating loss for the Fuel Cell Systems segment, and a $2.2 million decrease in the loss of the Advanced Research & Product Development segment, partially offset by a $0.6 million increase in the operating loss of the Corporate Expenses segment.

Operating losses decreased by $14.7 million, or 59.0%, from $24.9 million in the first half of fiscal year 2002 to $10.2 million in the first half of fiscal year 2003. The decrease in loss was attributable to a $5.1 million decrease in the operating loss of the Alternative Fuels segment, a $7.2 million decrease in operating loss for the Fuel Cell Systems segment, and a $4.5 million decrease in the operating loss of the Advanced Research & Product Development segment, partially offset by a $2.0 million increase in the operating loss of the Corporate Expenses segment.

Interest Expense.  Interest expense remained flat during the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002. Interest expense increased $0.1 million for the first half of fiscal year 2003 compared to the first half of fiscal year 2002.

Provision for Income Taxes.  Income tax expense remained flat due to our net losses during the period. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2003 will be the same as fiscal year 2002 as we expect to continue to incur operating losses.

Liquidity and Capital Resources

We have historically used cash generated from IMPCO’s operations, bank financings and investments from IMPCO to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. Until fiscal year 2002, we had been funded entirely from IMPCO in the form of equity investments. In fiscal year 2002, we became a co-borrower with IMPCO of $12.0 million on a debt facility with Bank of America. On April 30, 2001, IMPCO amended its credit facility with Bank of America NT&SA to include a $5.0 million line of credit for our use. We and IMPCO were co-borrowers on this line of credit, and it was secured by our assets. In September 2001, the credit facility with Bank of America was amended to allow us to increase our use of the line of credit from $5.0 million to $15.0 million. On June 24, 2002, IMPCO amended its credit facility with Bank of America to remove us as a co-borrower under the line of credit and to release the pledge of our assets under the facility, effective upon completion of the distribution.

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of October 31, 2002, we had no material indebtedness or commitments for capital expenditures.

We are currently seeking additional funding through a registered public offering of our common stock. We believe that our cash flow from operations, available cash and the net proceeds of such offering will be adequate to meet our current liquidity needs. We currently anticipate that we will require additional sources of financing in order to continue operations beyond the near term and complete the development and commercialization of our products and technologies. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Net cash used in operating activities was $7.0 million in the first half of fiscal year 2003 as compared to $23.8 million for the same period of fiscal year 2002. The decrease in cash used in operating activities resulted primarily from the net operating loss for the first six months of fiscal year 2003 of $10.3 million as compared to the net operating loss of $25.0 million for the same period in fiscal year 2002. In addition, there was a decrease in cash used in operating activities due to a $1.5 million decrease in inventories in the first half of fiscal year 2003 compared to a $3.8 million increase in same period of fiscal year 2002. The decrease in inventories is due to better inventory management and consolidation of parts being sold in production. On November 27, 2002, we made a $2.4 million final payment for legal services provided to us in connection with the distribution and spin-off and patent application and litigation related to our patents. These amounts have been previously accrued and are fully accrued at October 31, 2002. Although we expect that our use of cash in operating activities for the entire fiscal year 2003 will be lower than experienced in the entire fiscal year 2002 as a result of staff and cost reductions implemented in the second and third quarters of fiscal year 2002, we do not expect any significant incremental benefit from our working capital management policies over what we have already received during the fiscal year 2003, as we believe that further improvement in inventory levels will be offset by a decrease in accounts payable.

Net cash used in investing activities in the first half of fiscal year 2003 was $0.6 million, a decrease of $2.2 million from the same period in fiscal year 2002. The decrease is a result of the completion of the initial expansion plans in the prior two fiscal years as well as a realigning of our investment priorities with our available liquidity.

Net cash provided by financing activities in the first half of fiscal year 2003 was $17.6 million as compared to $26.9 million for the same period of fiscal year 2002. This decrease was due to lower net advances from IMPCO, partially offset by a $15.0 million cash infusion from IMPCO as compared to the same period in the prior year.

The ratio of current assets to current liabilities was 2.7:1 at October 31, 2002 and 0.8:1 at April 30, 2002. During the first six months of fiscal year 2003, our total working capital increased by $17.9 million from a negative $3.4 million at the end of fiscal year 2002 to $14.5 million at October 31, 2002.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at October 31, 2002, a 1% decrease in interest rates would result in reduced annual interest income of approximately $100,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives and do not hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We adopted FAS 141 and FAS 142 as of May 1, 2002. The adoption of FAS 141 and FAS 142 did not have a significant impact on our financial position and results of operations.

In August of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We are in the process of assessing the effect of adopting SFAS 143, which is effective for fiscal years beginning after June 15, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of May 1, 2002 and the adoption of the Statement did not have a significant impact on our financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading Derivative Financial Instruments which is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures.

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance than any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In August 2000, IMPCO proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement. In connection with the spin-off, IMPCO assigned to us all of its rights under this litigation. In October 2002, we entered into a mutual agreement with GFI to dismiss the pending lawsuit. Pursuant to the agreement, we granted GFI a royalty-free, nonexclusive license to sell products utilizing in-tank regulators covered by our in-tank regulator patent, and GFI granted us a royalty-free, nonexclusive license to sell products utilizing in-tank solenoid valves covered by its in-tank solenoid valve patent, in each case provided that the in-tank regulators and solenoid valves are used together. IMPCO also agreed to the dismissal of the lawsuit. We are in discussions with Dynetek to obtain its agreement to the dismissal of the lawsuit.

Item 2.    Changes in Securities and Use of Proceeds.

On August 27, 2002, we issued a warrant to purchase 100,000 shares of our common stock to a consulting firm for investor relations services at an exercise price of $5.10 per share. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder, as such issuance did not involve a public offering of securities.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit Number		Description
10.19	*	Employment Agreement, dated August 1, 2002, between the Company and Alan P. Niedzwiecki(1)

10.20	*	Employment Agreement, dated September 1, 2002, between the Company and William B. Olson(1)

10.21		Form of Indemnification Agreement between the Company and each of its directors and executive officers(2)

99.1		Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.
(2)	Included as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the Commission on December 5, 2002, and incorporated herein by reference.

(b)  Reports on Form 8-K:

None reported during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2002	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

	By:	/s/ WILLIAM B. OLSON
William B. Olson Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

CERTIFICATIONS PURSUANT TO RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

	By:	/s/ ALAN P. NIEDZWIECKI
Alan P. Niedzwiecki President and Chief Executive Officer

I, William B. Olson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Quantum Fuel Systems Technologies Worldwide, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

	By:	/s/ WILLIAM B. OLSON
William B. Olson Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description
10.19	*	Employment Agreement, dated August 1, 2002, between the Company and Alan P. Niedzwiecki(1)

10.20	*	Employment Agreement, dated September 1, 2002, between the Company and William B. Olson(1)

10.21		Form of Indemnification Agreement between the Company and each of its directors and executive officers(2)

99.1		Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The referenced exhibit is a compensatory contract, plan or arrangement.
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.
(2)	Included as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the Commission on December 5, 2002, and incorporated herein by reference.