Form 10-Q
period 2003-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2003-03-17
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2003:

21,680,475 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and January 31, 2003

	April 30, 2002	January 31, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,414	$13,951,947
Accounts receivable, less allowance for doubtful accounts	4,494,328	2,384,714
Inventories:
Raw materials and parts	8,483,374	6,574,239
Work-in-process	206,921	49,207
Finished goods	3,467,262	3,597,763
Less inventory reserves	(2,530,941)	(2,201,432)

Total inventories	9,626,616	8,019,777
Other current assets	87,713	522,733

Total current assets	14,386,071	24,879,171
Equipment and leasehold improvements:
Dies, molds and patterns	2,676,538	2,759,145
Machinery and equipment	7,085,871	8,958,544
Office furnishings and equipment	7,145,671	7,269,952
Automobiles and trucks	121,979	101,144
Leasehold improvements	2,460,714	2,521,888
Construction in process	1,967,735	689,760

	21,458,508	22,300,433
Less accumulated depreciation and amortization	8,039,155	10,734,665

Net equipment and leasehold improvements	13,419,353	11,565,768
Intangible asset, net of accumulated amortization of $744,933 at January 31, 2003	0	13,484,495
Other assets	354,000	90,173

	$28,159,424	$50,019,607

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and January 31, 2003
(Continued)

	April 30, 2002	January 31, 2003

		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761,294	$3,025,233
Accrued payroll obligations	660,166	633,616
Other accrued expenses	1,526,230	1,657,504
Line of credit	8,625,000	—
Current maturities of capital leases	188,832	183,948

Total current liabilities	17,761,522	5,500,301
Capital lease obligations, less current portion	127,355	—
Invested and stockholders’ equity:
Invested equity	10,270,447	—
Preferred stock, $.001 par value, 15,000,000 shares authorized at April 30, 2002; 20,000,000 shares authorized at January 31, 2003	—	—
Series A common stock, $.001 par value, none authorized at April 30, 2002; 12,000,000 shares authorized at January 31, 2003; 0 issued and outstanding at April 30, 2002 and January 31, 2003	—	—
Series B common stock, $.001 par value, none authorized at April 30, 2002; 6,000,000 shares authorized at January 31, 2003; 0 issued and outstanding at April 30, 2002; 999,969 issued and outstanding at January 31, 2003	—	1,000
Common stock, $.001 par value, 35,000,000 authorized at April 30, 2002; 42,000,000 authorized at January 31, 2003; 1,000 issued and outstanding at April 30, 2002; 21,680,475 issued and outstanding at January 31, 2003.	1	21,680
Additional paid-in capital	99	54,152,983
Accumulated deficit	—	(9,656,357)

Total invested and stockholders’ equity	10,270,547	44,519,306

	$28,159,424	$50,019,607

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED STATEMENTS OF OPERATIONS
Unaudited
Three and nine months ended January 31, 2002 and 2003

	Three Months Ended January 31,		Nine Months Ended January 31,

	2002	2003	2002	2003

Net revenue:
Product sales	$2,204,919	$3,639,331	$11,389,496	$10,269,584
Contract revenue	1,311,795	2,362,049	4,896,695	5,952,241

Total revenue	3,516,714	6,001,380	16,286,191	16,221,825
Costs and expenses:
Cost of product sales	4,374,066	3,981,060	18,512,553	12,753,293
Research and development expense	7,352,835	4,030,369	26,281,660	11,001,380
Selling, general and administrative expense	1,716,449	2,235,169	6,350,006	6,887,206

Total costs and expenses	13,443,350	10,246,598	51,144,219	30,641,879
Operating loss	(9,926,636)	(4,245,218)	(34,858,028)	(14,420,054)
Interest expense (income), net	288,103	(35,133)	301,302	25,506
Other expense (income), net	0	(172,742)	(9,555)	(102,751)
Provision for income taxes	0	0	0	800

Net loss applicable to common stock	$(10,214,739)	$(4,037,343)	$(35,149,775)	$(14,343,609)

Net loss per share (for pro forma net loss per share see Note 3):
Basic	$(0.72)	$(0.22)	$(2.49)	$(0.86)

Diluted	$(0.72)	$(0.22)	$(2.49)	$(0.86)

Number of shares used in per share calculation:
Basic	14,142,036	17,979,925	14,142,036	16,702,419

Diluted	14,142,036	17,979,925	14,142,036	16,702,419

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
Nine months ended January 31, 2002 and 2003

	Nine Months Ended January 31,

	2002	2003

Net cash used in operating activities	$(28,877,723)	$(11,040,304)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,143,707)	(866,454)
Proceeds from sales of equipment	—	114,700

Net cash used in investing activities	(3,143,707)	(751,754)
Cash flows from financing activities:
Payments on capital lease obligations	(146,318)	(144,388)
Contributions from IMPCO Technologies upon distribution	—	15,000,000
Borrowings under line of credit	12,000,000	—
Proceeds from issuance of common stock	—	7,997,574
Net advances from parent prior to distribution	21,223,183	2,713,405

Net cash provided by financing activities	33,076,865	25,566,591

Net increase in cash and cash equivalents	1,055,435	13,774,533
Cash and cash equivalents at beginning of period	4,300	177,414

Cash and cash equivalents at end of period	$1,059,735	$13,951,947

Supplemental schedule of non-cash activity:
Assets acquired under capital leases	227,415	—
Issuance of Series A common stock recorded as intangible asset	—	$14,229,428
Assumption of line of credit by IMPCO Technologies	—	8,625,000
Conversion of owners net investment to stockholders’ equity	—	31,831,129
Issuance of warrants to investor relations consultants	—	128,992

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
January 31, 2003

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

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 8, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at January 31, 2003 of $9,656,358 represents its operating results from the distribution date to January 31, 2003.

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002.  The results of operations for the nine months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2003.

The financial statements include allocations of certain IMPCO corporate headquarters’ assets, liabilities, and expenses relating to the Company’s Businesses that were transferred to the Company from IMPCO. General corporate overhead has been allocated either based on the ratio of the Company’s headcount to IMPCO’s total headcount, on the Company’s revenue as a percentage of IMPCO’s total revenue, or specifically identified costs for the Company. General corporate overhead primarily includes salary and expenses for the executive management, finance, legal, human resources, information services and investor relations departments and amounted to approximately $2,569,000 and $129,000 for the nine months ending January 31, 2002 and 2003, respectively. Management believes the costs of these services charged to the Company are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand-alone company. Following the spin-off from IMPCO, the Company is performing these functions using its own resources or purchased services.

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

2) EQUITY OFFERING

On January 23, 2003, the Company completed a public equity offering of 3,500,000 shares of common stock at a price of $2.25 per share for $7.9 million in gross proceeds.   The Company also granted the underwriters a 30-day option to purchase up to an additional 525,000 shares of common stock at the public offering price, less the underwriting discount, to cover any over-allotments.  On January 31, 2003, the underwriters exercised their option to purchase 525,000 additional shares of common stock at a price of $2.25 per share for $1.2 million in gross proceeds.  Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, upon completion of the offering, all of the 3,513,439 shares of the Company’s outstanding Series A common stock held by GM converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to GM an aggregate of 999,969 shares of its non-voting Series B common stock.

3) EARNINGS PER SHARE

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

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares to IMPCO for nominal consideration.  Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to match the number of shares outstanding of IMPCO’s common stock.  In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO Common Stock received a corresponding share of the Company’s common stock.  On July 24, 2002, the Company issued 3,513,439 shares of Series A common stock to General Motors.  As discussed below, all share information has been retroactively adjusted to reflect 14,142,036 shares of common stock outstanding for all periods prior to the issuance of the Series A common stock on July 24, 2002. The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method.  The effects of stock options and warrants were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,

	2002	2003	2002	2003

Numerator:
Net loss	$(10,214,739)	$(4,037,343)	$(35,149,775)	$(14,343,609)
Numerator for basic earnings per share -loss to common stockholders	(10,214,739)	(4,037,343)	(35,149,775)	(14,343,609)
Numerator for diluted earnings per share -loss to common stockholders	(10,214,739)	(4,037,343)	(35,149,775)	(14,343,609)
Denominator:
Denominator for basic earnings per share -weighted-average shares	14,142,036	17,979,925	14,142,036	16,702,419
Denominator for diluted earnings per share -adjusted weighted-average shares	14,142,036	17,979,925	14,142,036	16,702,419

Basic earnings per share	$(0.72)	$(0.22)	$(2.49)	$(0.86)

Diluted earnings per share	$(0.72)	$(0.22)	$(2.49)	$(0.86)

During the third quarter of fiscal 2003, the Company revised its treatment of the 3,513,439 shares of Series A common stock issued to General Motors for purposes of computing basic and diluted earnings (loss) per share for periods prior to the date such shares were issued.  Upon review of the treatment of such shares under SAB 98, management determined that the shares issued in connection with the GM Strategic Alliance were not issued for nominal consideration due to the intangible asset created in connection with the issuance of such shares. As a result, the shares used in calculating earnings per share for the three months ended July 31, 2001 and 2002, the three and six months ended October 31, 2001 and the six months ended October 31, 2002 have been revised from their original presentation in the Company’s Quarterly Report on Form 10-Q for the quarters ended July 31, 2002 and October 31, 2002.  The table below sets forth the computation of basic and diluted earnings per share previously as reported and as revised.  The revisions had no effect on the Company’s net loss for such periods.

	Three Months Ended July 31,		Three Months Ended October 31,		Six Months Ended October 31,

	2001	2002	2001	2002	2001	2002

Numerator:
Net Loss	$(11,230,561)	$(5,055,395)	$(13,704,476)	$(5,250,870)	$(25,027,376)	$(10,306,265)
Numerator for basic earnings per share - loss to common stockholders	(11,230,561)	(5,055,395)	(13,704,476)	(5,250,870)	(25,027,376)	(10,306,265)
Numerator for diluted earnings per share - loss to common stockholders	(11,230,561)	(5,055,395)	(13,704,476)	(5,250,870)	(25,027,376)	(10,306,265)
Denominator (Previously Reported):
Denominator for basic earnings per share weighted-average shares	17,655,475	17,655,475	17,655,475	17,655,475	17,655,475	17,655,475
Denominator for diluted earnings per share adjusted weighted-average shares	17,655,475	17,655,475	17,655,475	17,655,475	17,655,475	17,655,475
Denominator (Revised):
Denominator for basic earnings per share weighted-average shares	14,142,036	14,450,910	14,142,036	17,655,475	14,142,036	16,061,948
Denominator for diluted earnings per share adjusted weighted-average shares	14,142,036	14,450,910	14,142,036	17,655,475	14,142,036	16,061,948

Basic earnings per share - Previously reported	$(0.64)	$(0.29)	$(0.78)	$(0.30)	$(1.42)	$(0.58)

Basic earnings per share - Revised	$(0.79)	$(0.35)	$(0.97)	$(0.30)	$(1.77)	$(0.64)

Diluted earnings per share - Previously reported	$(0.64)	$(0.29)	$(0.78)	$(0.30)	$(1.42)	$(0.58)

Diluted earnings per share - Revised	$(0.79)	$(0.35)	$(0.97)	$(0.30)	$(1.77)	$(0.64)

Prior to its spin-off from IMPCO, the Company entered into a strategic alliance with General Motors pursuant to which the Company agreed to issue to General Motors 3,513,439 shares of Series A Common Stock for nominal cash consideration and access to certain GM proprietary information upon completion of the spin-off.  The Company recorded the issuance at the estimated fair market value on the date of the distribution of approximately $14.2 million, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the Emerging Issues Task Force during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees”(See Note 7).  For comparative purposes, the following table presents the Company’s net loss per share as if this transaction had occurred at May 1, 2001.  Accordingly, the table assumes amortization of the intangible asset and 3,513,439 shares of Series A common stock outstanding as of May 1, 2001.

	Three Months Ended January 31,		Nine Months Ended January 31,

	2002	2003	2002	2003

Numerator:
Net loss	$(10,214,739)	$(4,037,343)	$(35,149,775)	$(14,343,609)
Pro forma amortization of intangible asset.	(350,000)	—	(1,050,000)	(305,067)
Numerator for pro forma basic earnings per share - loss to common stockholders	(10,564,739)	(4,037,343)	(36,199,775)	(14,648,676)
Numerator for pro forma diluted earnings per share - loss to common stockholders	(10,564,739)	(4,037,343)	(36,199,775)	(14,648,676)
Denominator:
Weighted-average shares outstanding	14,142,036	17,979,925	14,142,036	16,702,419
Additional shares	3,513,439	—	3,513,439	1,060,420
Denominator for basic earnings per share - weighted-average shares	17,655,475	17,979,925	17,655,475	17,762,839
Denominator for diluted earnings per share - adjusted weighted-average shares	17,655,475	17,979,925	17,655,475	17,762,839

Pro forma basic earnings per share	$(0.60)	$(0.22)	$(2.05)	$(0.82)

Pro forma diluted earnings per share	$(0.60)	$(0.22)	$(2.05)	$(0.82)

4) BUSINESS SEGMENT INFORMATION

The Company classifies its business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

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

All of the Company’s product revenues are generated from alternative fuel systems and hydrogen fuel cell storage systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is derived from within the United States. All of the Company’s long-lived assets are based in its offices in Sterling Heights, Michigan; Irvine, California; and Lake Forest, California.

Net revenues and operating loss for the Company’s business segments for the three and nine months ended January 31, 2002 and 2003 are as follows:

	Revenues

	Three Months ended January 31		Nine Months ended January 31

	2002	2003	2002	2003

	(in thousands)
Alternative Fuels	$2,338	$3,062	$13,958	$9,912
Fuel Cell Systems	1,179	2,939	2,328	6,310

Total	$3,517	$6,001	$16,286	$16,222

	Operating Loss

	Three Months ended January 31		Nine Months ended January 31

	2002	2003	2002	2003

	(in thousands)
Alternative Fuels	$(4,377)	$(1,515)	$(13,830)	$(5,934)
Fuel Cell Systems	(3,139)	(103)	(11,379)	(1,528)
Advanced Research & Product Development	(1,881)	(956)	(7,080)	(1,657)
Corporate Expenses (1)	(530)	(1,671)	(2,569)	(5,301)

Total	$(9,927)	$(4,245)	$(34,858)	$(14,420)

(1) Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments at April 30, 2002 and January 31, 2003 are as follows:

	Assets

	April 30 2002	January 31 2003

	(in thousands)
Alternative Fuels	$19,332	$13,708
Fuel Cell Systems	1,320	17,227
Advanced Research & Product Development	3,061	1,206
Corporate Expenses	3,827	3,233

Total Identifiable Assets	27,540	35,375
Assets Not Specifically Identifiable	619	14,645

Total	$28,159	$50,019

5) WARRANTS

In connection with the spin-off from IMPCO, the Company expects to issue warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company expects to issue these warrants at an exercise price of $5.83 with a term expiring in January 2006.

The Company issued an additional 100,000 warrants to purchase shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. These warrants were issued at an exercise price of $5.10 with a four-year term. The Company recorded expense during the fiscal year 2003 of approximately $129,000 in connection with the issuance of these warrants.  The Company values the warrants at fair value (in accordance with FASB Statement No. 123, “Accounting for Stock Based Compensation”) based on a Black-Scholes fair value calculation.  The warrants were valued at date of grant and are re-measured at fair value at each subsequent reporting period, and changes in value are recorded over the performance period.

6) STOCK OPTIONS

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

During the second quarter of fiscal year 2003, the Company granted stock options to all full-time employees.  The options vest 25% annually for four years.  The option exercise price was based on the market price on the day of the grant.  The total number of additional shares granted pursuant to the Company’s 2002 Stock Incentive Plan was 1,171,500.

7) INCOME TAXES

Income taxes for the nine months ended January 31, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

8) INTANGIBLE ASSET

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets”, effective May 1, 2002. SFAS 142 requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

On May 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-lived Assets to be Disposed Of.”  Accordingly, the intangible asset will be reviewed on an annual basis for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists.  In accordance with the requirements of SFAS 144, the Company believes that no event or circumstance currently exists that would indicate impairment of this asset.

The amortization expense during the first nine months of fiscal year 2003 was approximately $745,000.  The expected amortization expense for the next five full fiscal years is as follows:

Amortization Expense

2003	$1,098,395
2004	1,422,943
2005	1,422,943
2006	1,422,943
2007	1,422,943
Thereafter	7,439,262

9) RESTRUCTURING CHARGES

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

The major components of the restructuring charges and the remaining accrual balance as of January 31, 2003 are as follows (in thousands):

	Employee termination and severance costs	Lease exit costs	Contract exit costs	Asset writedowns	Total

2002 Charges	$180	$394	$114	$474	$1,162
2002 Activity	180	116	114	474	884

April 30, 2002 balance	$—	$278	$—	$—	$278
2003 Charges	$—	$—	$—	$—	$—
2003 Activity	—	238	—	—	238

January 31, 2003 balance	$—	$40	$—	$—	$40

10) WARRANTIES

The Company offers a warranty for all of its alternative fuel products.  The specific terms and conditions of those warranties varies depending on the platform and model year.  For most products the Company provides a limited warranty, including parts and labor, extending 3 years or 36,000 miles, whichever is achieved first.  The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first nine months of fiscal year 2003 are as follows (in thousands):

Balance at April 30, 2002	$1,226
Warranties issued during the period	186
Settlements made during the period	(146)
Changes in liability for pre-existing warranties during the period, including expirations	0

Balance at January 31, 2003	$1,266

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis which follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as anticipate, expect, intend, plan, believe, seek, estimate and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have a limited history operating as an independent company, and we may be unable to make the changes necessary to operate successfully as a stand-alone business; we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future; if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; as a result of the spin-off from IMPCO, we are no longer able to access IMPCO’s cash flows or its ability to raise capital; we may need to raise additional capital in order to continue operations and complete our product development and commercialization plans; we may be required to indemnify IMPCO for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities; the market price and trading volume of our common stock may be volatile; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; we cannot predict the long-term impact of our recent cost reduction measures; our revenue depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets; our business depends on the growth of the fuel cell and alternative fuel markets; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect our intellectual property rights could adversely affect our future growth and success; if third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; our business could be harmed if we fail to meet OEM specifications; we may be subject to increased warranty claims due to longer warranty periods; labor disputes at OEM facilities could impact our business; changes in environmental policies could hurt the market for our products; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2002. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

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

We classify our business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG) and propane (LPG) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of its products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales was reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

For the nine months ended January 31, 2003, revenues related to sales of our products to and contracts with General Motors and its affiliates represented 70.0% of our total revenues for that period.

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

In connection with our strategic alliance, immediately following our spin-off from IMPCO we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain General Motors’ proprietary information. Under the alliance, we have committed to provide minimum amounts of annual funding to projects approved under the alliance. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. We will be free to use jointly created technologies in certain aspects of our business but will be required to share revenues with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Pursuant to the terms of our Amended and Restated Certificate of Incoporation, upon the completion of the our recently completed public offering, all of the outstanding 3,513,439 shares of Series A common stock held by General Motors converted on a one-for-one basis into common stock.  We also issued an additional 999,969 shares of nonvoting Series B common stock to General Motors pursuant to GM’s anti-dilution rights.  As a result of the conversion of the Series A common stock, GM no longer has anti-dilution these rights.

Separation from IMPCO.  We were incorporated under the laws of the State of Delaware on October 13, 2000, as a wholly-owned subsidiary of IMPCO. IMPCO conducted our business through various departments, first as a division (the Automotive OEM Division) and most recently as a subsidiary (Quantum Fuel Systems Technologies Worldwide, Inc.). On July 23, 2002, IMPCO completed the distribution and spin-off of Quantum by distributing one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property, interim services and a number of ongoing commercial relationships. The interim services agreement provides for specified charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. With limited exceptions, these interim services terminated effective six months from the distribution date. The pricing terms for goods and services covered by the commercial agreements reflect negotiated prices.

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

Results of Operations

Three and nine months ended January 31, 2002 and 2003

Net revenues and operating loss for our business for the three and nine months ended January 31, 2002 and 2003 were as follows:

	Revenues

	Three Months ended January 31		Nine Months ended January 31

	2002	2003	2002	2003

	(in thousands)
Alternative Fuels	$2,338	$3,062	$13,958	$9,912
Fuel Cell Systems	1,179	2,939	2,328	6,310

Total	$3,517	$6,001	$16,286	$16,222

	Operating Loss

	Three Months ended January 31		Nine Months ended January 31

	2002	2003	2002	2003

	(in thousands)
Alternative Fuels	$(4,377)	$(1,515)	$(13,830)	$(5,934)
Fuel Cell Systems	(3,139)	(103)	(11,379)	(1,528)
Advanced Research & Product Development	(1,881)	(956)	(7,080)	(1,657)
Corporate Expenses (1)	(530)	(1,671)	(2,569)	(5,301)

Total	$(9,927)	$(4,245)	$(34,858)	$(14,420)

(1) Represents corporate expenses not allocated to any of the reporting segments.

Net revenues and operating loss for our business for the three and nine months ended January 31, 2002 and 2003 were as follows:

Net revenues increased $2.5 million, or 71.4%, from $3.5 million in the third quarter of fiscal year 2002 to $6.0 million in the third quarter of fiscal year 2003. Net revenues decreased $0.1 million, or 0.6%, from $16.3 million in the first nine months of fiscal year 2002 to $16.2 million in the first nine months of fiscal year 2003.

Operating losses decreased by $5.7 million, or 57.6%, from $9.9 million in the third quarter of fiscal year 2002 to $4.2 million in the third quarter of fiscal year 2003. The decrease in loss was attributable to a $2.9 million decrease in the operating loss of the Alternative Fuels segment, a $3.0 million decrease in operating loss for the Fuel Cell Systems segment, and a $0.9 million decrease in the loss of the Advanced Research & Product Development segment, partially offset by a $1.1 million increase in the operating loss of the Corporate Expenses segment.

Operating losses decreased by $20.5 million, or 58.7%, from $34.9 million in the first nine months of fiscal year 2002 to $14.4 million in the first nine months of fiscal year 2003. The decrease in loss was attributable to a $7.9 million decrease in the operating loss of the Alternative Fuels segment, a $9.9 million decrease in operating loss for the Fuel Cell Systems segment, and a $5.4 million decrease in the operating loss of the Advanced Research & Product Development segment, partially offset by a $2.7 million increase in the operating loss of the Corporate Expenses segment.

Alternative Fuels.  Product sales for the Alternative Fuels segment increased $0.4 million, or 18.2%, from $2.2 million in the third quarter of fiscal year 2002 to $2.6 million in the third quarter of fiscal year 2003. Product sales decreased $3.0 million, or 26.3%, from $11.4 million in the first nine months of fiscal year 2002 to $8.4 million in the first nine months of fiscal year 2003. Product sales consist of sales associated with General Motors’ mid-size automobiles, pick-up trucks, and vans equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. The increase in product sales during the third quarter of fiscal year 2003 was due to higher sales of GM pickup trucks, partially offset by lower sales of GM midsize automobiles and medium duty trucks.  The decrease in product sales for the first nine months of fiscal year 2003 was due to lower sales of GM midsize automobiles, medium duty trucks and vans, partially offset by higher sales of pickup trucks.

Cost of product sales decreased $1.1 million, or 25.0%, from $4.4 million in the third quarter of fiscal year 2002 to $3.3 million in the third quarter of fiscal year 2003. The decrease in cost of product sales was due to a $0.4 million decrease in manufacturing overhead mainly due to cost cutting efforts, a $0.1 million decrease in material costs related to higher margins on product sales, and a $0.5 million decrease in direct labor and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges.  The decrease in direct labor and other indirect production costs is mainly due to a $0.6 million change in estimate for warranty reserves made during the third quarter of fiscal year 2002 that did not repeat in third quarter of fiscal year 2003.

Cost of product sales decreased $7.1 million, or 38.4%, from $18.5 million in the first nine months of fiscal year 2002 to $11.4 million in the third half of fiscal year 2003. The decrease in cost of product sales was due to a $2.2 million decrease in manufacturing overhead mainly due to cost cutting efforts, a $2.5 million decrease in material costs related to the lower sales volume, and a $2.4 million decrease in direct labor and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges.  A provision for inventory obsolescence is made for each model year based on inventory levels necessary to provide for future warranty and service parts, as well as for parts that cannot be transferred to the next model year program.  During the first nine months of fiscal year 2003, we completed four model year 2002 platforms and determined at the time of completion that excess inventory remained and therefore created a provision of $0.6 million.

Gross profits on product sales increased $1.5 million, or 68.2%, from a negative $2.2 million in the third quarter of fiscal year 2002 to a negative $0.7 million in the third quarter of fiscal year 2003, due to a 69.9% decrease in cost of product sales as a percentage of sales.  Although we generate material gross margin, we still generate negative gross profit due to the lower than anticipated GM production quantities.

Gross profits on product sales increased $4.1 million, or 57.7%, from a negative $7.1 million in the first nine months of fiscal year 2002 to a negative $3.0 million in the first nine months of fiscal year 2003, due to a 26.2% decrease in cost of product sales as a percentage of sales.

Contract revenue related to alternative fuels increased $0.4 million, or 400.0%, from $0.1 million in the third quarter of fiscal year 2002 to $0.5 million in the third quarter of fiscal year 2003. Contract revenues decreased $1.1 million, or 42.3%, from $2.6 million in the first nine months of fiscal year 2002 to $1.5 million in the first nine months of fiscal year 2003. The decrease is due to a decline in the number and scope of General Motors’ alternative fuel developmental programs and due to the fact that many of these contracts are model year rollover programs which require less engineering time. Contract revenue is used primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Alternative Fuels division unit decreased $0.2 million, or 40.0%, from $0.5 million in the third quarter of fiscal year 2002 to $0.3 million in the third quarter of fiscal year 2003. Research and development associated with cost of contract revenues decreased $2.3 million, or 74.2%, from $3.1 million in the first nine months of fiscal year 2002 to $0.8 million in the first nine months of fiscal year 2003. The decrease is primarily due to the lower contract revenues, engineering efficiencies due to the model year rollover of the contracts and cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Operating loss for the Alternative Fuels segment decreased by $2.9 million, or 65.9%, from $4.4 million in the third quarter of fiscal year 2002 to $1.5 million in the third quarter of fiscal year 2003. The decrease in loss was attributable to a $0.4 million decrease in research and development expenses, a $1.5 million decrease in negative gross profit on product sales, a $0.7 million decrease in general and administrative expenses, and a $0.4 million increase in contract revenue.

Operating loss for the Alternative Fuels segment decreased by $7.9 million, or 57.2%, from $13.8 million in the first nine months of fiscal year 2002 to $5.9 million in the first nine months of fiscal year 2003. The decrease in loss was attributable to a $2.5 million decrease in research and development expenses, a $4.1 million decrease in negative gross profit on product sales, and a $2.4 million decrease in general and administrative expenses, partially offset by a $1.0 million decrease in contract revenue.

Fuel Cell Systems.  Revenues for the Fuel Cell Systems segment increased by $1.7 million, or 141.7%, from $1.2 million in the third quarter of fiscal year 2002 to $2.9 million in the third quarter of fiscal year 2003. Revenues increased by $4.0 million, or 173.9%, from $2.3 million in the first nine months of fiscal year 2002 to $6.3 million in the first nine months of fiscal year 2003. Product sales were $1.0 million in the third quarter of fiscal year 2003 and $1.9 million in the first nine months of fiscal year 2003. There were no fuel cell product sales during the first nine months of fiscal year 2002.  Product sales consisted of sales associated with Toyota Motor Company’s fuel cell SUV platform equipped with our hydrogen fuel metering and fuel storage systems. These product sales contributed $0.4 million in gross profit during the third quarter of 2003.  For the first nine months of fiscal year 2003, these product sales contributed $0.6 million in gross profit.

Contract revenue for the Fuel Cell Systems segment increased $0.7 million, or 58.3%, from $1.2 million in the third quarter of fiscal year 2002 to $1.9 million in the third quarter of fiscal year 2003. Contract revenues increased $2.1 million, or 91.3%, from $2.3 million in the first nine months of fiscal year 2002 to $4.4 million in the first nine months of fiscal year 2003. The increase was due to our participation in new fuel cell system developmental programs for automotive OEM programs and hydrogen refueling systems. Contract revenue is used primarily for system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Fuel Cell Systems segment increased $0.1 million, or 12.5%, from $0.8 million in the third quarter of fiscal year 2002 to $0.9 million in the third quarter of fiscal year 2003. Research and development associated with cost of contract revenues increased $0.6 million, or 35.2%, from $1.7 million in the first nine months of fiscal year 2002 to $2.3 million in the third quarter of fiscal year 2003. The increase is primarily due to development efforts to support the customer-funded contracts.

Internally funded research and development expense for the Fuel Cell Systems segment decreased by $2.1 million, or 58.3%, from $3.6 million in the third quarter of fiscal year 2002 to $1.5 million in the third quarter of fiscal year 2003. Internally funded research and development expense decreased by $7.9 million, or 65.8%, from $12.0 million in the first nine months of fiscal year 2002 to $4.1 million in the first nine months of fiscal year 2003. The decrease in internally funded research and development primarily relates to a decrease in fuel storage, fuel delivery systems, and vehicle integration for fuel cell-related programs primarily due to cost cutting measures, and less significantly to an increase in research and development funded under customer programs and a decrease in direct and indirect support costs.  Internally funded research and development expense for the Fuel Cell Systems segment includes the amortization of our intangible asset.  The amortization expense in the third quarter and first nine months of fiscal year 2003 was approximately $358,000 and $745,000, respectively. The expected amortization expense for the full fiscal year is approximately $1.1 million.

Operating loss for the Fuel Cell Systems segment decreased by $3.0 million, or 96.8%, from $3.1 million in the third quarter of fiscal year 2002 to $0.1 million in the third quarter of fiscal year 2003. The decrease in loss was attributable to a $2.0 million decrease in research and development expenses, a $0.7 million increase in contract revenue, and a $0.4 million increase in gross profit on product sales.

Operating loss for the Fuel Cell Systems segment decreased by $9.9 million, or 86.8%, from $11.4 million in the first nine months of fiscal year 2002 to $1.5 million in the first nine months of fiscal year 2003. The decrease in loss was attributable to a $7.4 million decrease in research and development expenses, a $2.0 million increase in contract revenue, and a $0.6 million increase in gross profit on product sales, partially offset by a $0.1 million increase in sales and marketing expenses.

Advanced Research & Product Development.  Research and development expense decreased by $0.9 million, or 47.4%, from $1.9 million in the third quarter of fiscal year 2002 to $1.0 million in the third quarter of fiscal year 2003. Research and development expense decreased by $5.4 million, or 76.1%, from $7.1 million in the first nine months of fiscal year 2002 to $1.7 million in the first nine months of fiscal year 2003. The decrease in research and development primarily relates to a decrease in advanced engineering for component development work and support costs for vehicle integration activities primarily due to cost cutting measures instituted in the third and third quarters of fiscal year 2002.

Corporate Expenses.  Corporate expenses increased by $1.1 million, or 220.0%, from $0.5 million in the third quarter of fiscal year 2002 to $1.6 million in the third quarter of fiscal year 2003. Corporate expenses increased by $2.7 million, or 103.8%, from $2.6 million in the first nine months of fiscal year 2002 to $5.3 million in the first nine months of fiscal year 2003. The fiscal year 2002 results reflect only the corporate allocation from IMPCO of $0.5 million and $2.6 million for the third quarter and first nine months of the fiscal year. The increase for both the third quarter and first nine months of fiscal year 2003 is due to additional corporate expenses necessary to support our business as a stand-alone company.  In fiscal year 2002 we had expended more direct and indirect resources supporting research and development activities than on the traditional general and administrative support activities needed for a stand-alone company. In fiscal year 2003, we realigned these resources to support these more traditional general and administrative activities.

Interest Expense (Income), net.  During the third quarter of fiscal year 2003, we recorded approximately $35,000 in interest income.  In the third quarter of fiscal year 2002, we had interest expense of $0.3 million from the loan outstanding under IMPCO’s credit facility. Net interest expense decreased $0.3 million for the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002.

Provision for Income Taxes.  Income tax expense remained flat due to our net losses during the period. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2003 will be the same as fiscal year 2002 as we expect to continue to incur operating losses.

Liquidity and Capital Resources

Prior to our spin-off, we historically used cash generated from IMPCO’s operations, bank financings and investments from IMPCO to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. Until fiscal year 2002, we had been funded entirely from IMPCO in the form of equity investments. In fiscal year 2002, we became a co-borrower with IMPCO of $12.0 million on a debt facility with Bank of America. On April 30, 2001, IMPCO amended its credit facility with Bank of America NT&SA to include a $5.0 million line of credit for our use. We and IMPCO were co-borrowers on this line of credit, and it was secured by our assets. In September 2001, the credit facility with Bank of America was amended to allow us to increase our use of the line of credit from $5.0 million to $15.0 million. On June 24, 2002, IMPCO amended its credit facility with Bank of America to remove us as a CO-borrower under the line of credit and to release the pledge of our assets under the facility, effective upon completion of the distribution.

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of January 31, 2003, we had no material indebtedness or commitments for capital expenditures.

In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million after underwriting discounts and commissions and offering expenses.

We believe that our cash flow from operations, available cash and the net proceeds of our offering will be adequate to meet our current liquidity needs. However, we anticipate that we will require additional sources of financing in order to continue operations beyond the near term and complete the development and commercialization of our products and technologies. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Net cash used in operating activities was $11.0 million in the first nine months of fiscal year 2003 as compared to $28.9 million for the same period of fiscal year 2002. The decrease in cash used in operating activities resulted primarily from the net operating loss for the first nine months of fiscal year 2003 of $14.3 million as compared to the net operating loss of $35.1 million for the same period in fiscal year 2002. In addition, there was a decrease in cash used in operating activities due to a $1.6 million decrease in inventories in the first nine months of fiscal year 2003 compared to a $2.8 million increase in same period of fiscal year 2002. The decrease in inventories is due to better inventory management and consolidation of parts being sold in production. Accounts payable decreased by $3.7 million during the first nine months of fiscal year 2003, primarily due to a $2.4 million final payment for legal services provided to us in connection with the distribution and spin-off and patent applications, and litigation related to our patents.

Net cash used in investing activities in the first nine months of fiscal year 2003 was $0.8 million, a decrease of $2.3 million from the same period in fiscal year 2002. The decrease is a result of the completion of the initial expansion plans in the prior two fiscal years as well as a realigning of our investment priorities with our available liquidity.

Net cash provided by financing activities in the first nine months of fiscal year 2003 was $25.6 million as compared to $33.1 million for the same period of fiscal year 2002. This decrease was due to lower net advances from IMPCO and no borrowings under our previous line of credit, partially offset by a $15.0 million cash infusion from IMPCO and $8.0 million in net proceeds from our public equity offering as compared to the same period in the prior year.

The ratio of current assets to current liabilities was 4.5:1 at January 31, 2003 and 0.8:1 at April 30, 2002. During the first nine months of fiscal year 2003, our total working capital increased by $22.8 million from a negative $3.4 million at the end of fiscal year 2002 to $19.4 million at January 31, 2003.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at January 31, 2003, a 1% decrease in interest rates would result in reduced annual interest income of approximately $140,000.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of May 1, 2002 and the adoption of the Statement did not have a significant impact on our financial position and results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading Quantitative and Qualitative Disclosures About Market Risk which is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

In August 2000, IMPCO proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for patent infringement (U.S. Patent No. 6,041,762), which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems, Inc. filed a counter-claim for patent infringement. In connection with the spin-off, IMPCO assigned to us all of its rights and obligations under this litigation. In October 2002, we entered into a mutual agreement with GFI to dismiss the pending lawsuit. Pursuant to the agreement, we granted GFI a royalty-free, nonexclusive license to sell products utilizing in-tank regulators covered by our in-tank regulator patent, and GFI granted us a royalty-free, nonexclusive license to sell products utilizing in-tank solenoid valves covered by its in-tank solenoid valve patent, in each case provided that the in-tank regulators and solenoid valves are used together. In the event that the patent covering our in-tank regulator is invalidated, we will be required to pay a five percent royalty to GFI for our use of technology covered by GFI’s patent, so long as its patent is not invalidated.  IMPCO and GFI also agreed to the dismissal of the lawsuit regarding the claims they were asserting against each other. In February 2003, we entered into a settlement agreement with Dynetek in which we agreed not to assert claims against Dynetek under our in-tank regulator patent, Dynetek agreed not to challenge the validity of our patent or any reissue thereof, and we and Dynetek each agreed to dismiss the pending lawsuit.

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

On January 31, 2003, we issued an aggregate of 999,969 shares of our nonvoting Series B common stock to General Motors pursuant to its rights under our Amended and Restated Certificate of Incorporation.  The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated there under, as such issuance did not involve a public offering of securities.

On January 16, 2003, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (No. 333-101668).  The Registration Statement covered the sale of 4,025,000 shares of our common stock (including an option to purchase 525,000 shares to cover over-allotments) at an offering price of $2.25 per share.  Adams, Harkness & Hill, Inc. acted as managing underwriter in the offering (the “Underwriters”).  On January 23, 2003, we sold to the Underwriters 3,500,000 shares of our common stock for aggregate consideration of $7,875,000, less underwriting discounts and commissions of $549,500.  On January 31, 2003, we sold to the Underwriters an additional 525,000 shares pursuant to the over-allotment option for aggregate consideration of $1,181,250, less underwriting discounts and commissions of $82,425.  After deducting the underwriting discounts and commissions and offering expenses, we received aggregate net proceeds of $7,964,325 in the offering.  We incurred approximately $460,000 of offering expenses in connection with the offering, which included a $100,000 reimbursement to the Underwriters for out-of-pocket accountable expenses.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

Through the date of the filing of this report, none of the net proceeds from the offering have been used.  The net proceeds from the offering have been invested in short-term, investment grade, interest-bearing securities.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number	Description

10.19*	Employment Agreement, dated August 1, 2002, between the Company and Alan P. Niedzwiecki(1)
10.20*	Employment Agreement, dated September 1, 2002, between the Company and William B. Olson(1)
10.21	Form of Indemnification Agreement between the Company and each of its directors and executive officers(2)
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: March 17, 2003	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
	By:	/s/ WILLIAM B. OLSON

William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

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

5.          The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

              a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

              b          any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.          The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
	By:	/s/ ALAN P. NIEDZWIECKI

Alan P. Niedzwiecki, President and Chief Executive Officer

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

Date: March 17, 2003
	By:	/s/ WILLIAM B. OLSON

William B. Olson, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.19*	Employment Agreement, dated August 1, 2002, between the Company and Alan P. Niedzwiecki(1)
10.20*	Employment Agreement, dated September 1, 2002, between the Company and William B. Olson(1)
10.21	Form of Indemnification Agreement between the Company and each of its directors and executive officers(2)
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The referenced exhibit is a compensatory contract, plan or arrangement.

(1) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference.

(2) Included as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, filed with the Commission on December 5, 2002, and incorporated herein by reference.