Form 10-Q/A
period 2003-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2003-05-07
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Following consultation with the Staff of the Securities and Exchange Commission, the Company is restating its previously reported financial statements for the quarterly period ended January 31, 2003. This amendment only reflects a change in accounting treatment of the Company's issuance of 999,969 shares of its Series B common stock to General Motors immediately following the Company's January 2003 public offering. The Company determined these Series B shares were issued to General Motors as additional consideration related to the strategic alliance agreement between the companies. As a result, the condensed financial statements for the period ended January 31, 2003 have been restated to (i) increase the intangible asset recorded on the Company's balance sheet from $13.5 million to $15.7 million; (ii) increase additional paid-in capital from $54.2 million to $56.4 million; and (iii) increase the related amount recorded in the supplemental schedule of non-cash activity in Company's condensed statement of cash flows from $14.2 million to $16.5 million.

The Company expects that the foregoing changes will increase expected amortization expense relating to this intangible asset by approximately $0.2 million per year over the remaining life of the asset (see Note 8).

PART I--FINANCIAL INFORMATION

Item 1.     Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and January 31, 2003

	April 30, 2002	January 31, 2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,414	$13,951,947
Accounts receivable, less allowance for doubtful accounts	4,494,328	2,384,714
Inventories:
Raw materials and parts	8,483,374	6,574,239
Work-in-process	206,921	49,207
Finished goods	3,467,262	3,597,763
Less inventory reserves	(2,530,941)	(2,201,432)

Total inventories	9,626,616	8,019,777
Other current assets	87,713	522,733

Total current assets	14,386,071	24,879,171
Equipment and leasehold improvements:
Dies, molds and patterns	2,676,538	2,759,145
Machinery and equipment	7,085,871	8,958,544
Office furnishings and equipment	7,145,671	7,269,952
Automobiles and trucks	121,979	101,144
Leasehold improvements	2,460,714	2,521,888
Construction in process	1,967,735	689,760

	21,458,508	22,300,433
Less accumulated depreciation and amortization	8,039,155	10,734,665

Net equipment and leasehold improvements	13,419,353	11,565,768
Intangible asset, net of accumulated amortization of $744,933 at January 31, 2003	0	15,734,425
Other assets	354,000	90,173

	$28,159,424	$52,269,537

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED BALANCE SHEETS
April 30, 2002 and January 31, 2003
(Continued)

	April 30, 2002	January 31, 2003

		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761,294	$3,025,233
Accrued payroll obligations	660,166	633,616
Other accrued expenses	1,526,230	1,657,504
Line of credit	8,625,000	—
Current maturities of capital leases	188,832	183,948

Total current liabilities	17,761,522	5,500,301
Capital lease obligations, less current portion	127,355	—
Invested and stockholders’ equity:
Invested equity	10,270,447	—
Preferred stock, $.001 par value, 15,000,000 shares authorized at April 30, 2002; 20,000,000 shares authorized at January 31, 2003	—	—
Series A common stock, $.001 par value, none authorized at April 30, 2002; 12,000,000 shares authorized at January 31, 2003; 0 issued and outstanding at April 30, 2002 and January 31, 2003	—	—
Series B common stock, $.001 par value, none authorized at April 30, 2002; 6,000,000 shares authorized at January 31, 2003; 0 issued and outstanding at April 30, 2002; 999,969 issued and outstanding at January 31, 2003	—	1,000
Common stock, $.001 par value, 35,000,000 authorized at April 30, 2002; 42,000,000 authorized at January 31, 2003; 1,000 issued and outstanding at April 30, 2002; 21,680,475 issued and outstanding at January 31, 2003.	1	21,680
Additional paid-in capital	99	56,402,913
Accumulated deficit	—	(9,656,357)

Total invested and stockholders’ equity	10,270,547	46,769,236

	$28,159,424	$52,269,537

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
Nine months ended January 31, 2002 and 2003

	Nine Months Ended January 31,

	2002	2003

Net cash used in operating activities	$(28,877,723)	$(11,040,304)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,143,707)	(866,454)
Proceeds from sales of equipment	—	114,700

Net cash used in investing activities	(3,143,707)	(751,754)
Cash flows from financing activities:
Payments on capital lease obligations	(146,318)	(144,388)
Contributions from IMPCO Technologies upon distribution	—	15,000,000
Borrowings under line of credit	12,000,000	—
Proceeds from issuance of common stock	—	7,997,574
Net advances from parent prior to distribution	21,223,183	2,713,405

Net cash provided by financing activities	33,076,865	25,566,591

Net increase in cash and cash equivalents	1,055,435	13,774,533
Cash and cash equivalents at beginning of period	4,300	177,414

Cash and cash equivalents at end of period	$1,059,735	$13,951,947

Supplemental schedule of non-cash activity:
Assets acquired under capital leases	227,415	—
Issuance of Series A and Series B common stock recorded as intangible asset	—	$16,479,358
Assumption of line of credit by IMPCO Technologies	—	8,625,000
Conversion of owners net investment to stockholders’ equity	—	31,831,129
Issuance of warrants to investor relations consultants	—	128,992

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

Pursuant to the terms of the Company's Amended and Restated Certificate of Incorporation, upon the completion of the Company's January 2003 public equity offering, all of the 3,513,439 shares of the Company's outstanding Series A common stock held by GM converted automatically into shares of the Company's common stock on a one-for-one basis, and the Company issued to GM an aggregate of 999,969 shares of its non-voting Series B common stock. The issuance of the Series B common stock issuance has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company's issuance of Series B common stock to General Motors has been increased by $2.2 million.

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective May 1, 2002. SFAS 142 requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

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

The amortization expense during the first nine months of fiscal year 2003 was approximately $745,000.  The expected amortization expense for the next five full fiscal years is as follows:

Amortization Expense

2003	$1,157,604
2004	1,659,778
2005	1,659,778
2006	1,659,778
2007	1,659,778
Thereafter	8,682,645

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

Internally funded research and development expense for the Fuel Cell Systems segment decreased by $2.1 million, or 58.3%, from $3.6 million in the third quarter of fiscal year 2002 to $1.5 million in the third quarter of fiscal year 2003. Internally funded research and development expense decreased by $7.9 million, or 65.8%, from $12.0 million in the first nine months of fiscal year 2002 to $4.1 million in the first nine months of fiscal year 2003. The decrease in internally funded research and development primarily relates to a decrease in fuel storage, fuel delivery systems, and vehicle integration for fuel cell-related programs primarily due to cost cutting measures, and less significantly to an increase in research and development funded under customer programs and a decrease in direct and indirect support costs.  Internally funded research and development expense for the Fuel Cell Systems segment includes the amortization of our intangible asset.  The amortization expense in the third quarter and first nine months of fiscal year 2003 was approximately $358,000 and $745,000, respectively. The expected amortization expense for the full fiscal year is approximately $1.2 million.

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

Date: May 7, 2003	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
	By:	/s/ WILLIAM B. OLSON

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

Date: May 7, 2003
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

Date: May 7, 2003
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