Form 10-K
period 2003-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2003-07-02
CIK 1166380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to

Commission File No.: 0-49629

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2002 was approximately $30.3 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2003: 21,680,475 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

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

PART I

Item 1.    Business.

Overview

We design, manufacture and supply integrated fuel systems to OEMs for use in alternative fuel vehicles and fuel cell applications. Our fuel systems enable cars, trucks and buses powered by internal combustion engines to operate on hydrogen, natural gas or propane. Our advanced enabling products for fuel cell systems are used in transportation and industrial vehicles, stationary and portable power generation, and hydrogen refueling products for the infrastructure to support fuel cell vehicles. Our advanced fuel systems comprise the storage, monitoring, control and injection of gaseous fuels to improve efficiency, enhance power output, and reduce pollutant emissions from internal combustion engines and fuel cell systems.

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold over 16,000 fuel systems for alternative fuel vehicles, primarily to General Motors, who in turn has sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products in 2004 to 2005. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products and services consist primarily of fuel storage, fuel delivery and electronic control systems, as well as system integration services for alternative fuel vehicles, fuel cell applications and hydrogen refueling products. We offer the following products and services to enable the development and commercialization of these systems:

•	fuel storage—advanced composite, ultra-lightweight tanks that provide cost-effective storage of hydrogen or natural gas;

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and metering of gaseous fuels;

•	electronic controls—solid-state components and proprietary software that monitor and optimize fuel pressure and flow to meet manufacturers’ fuel cell or engine requirements; and

•	systems integration—services to integrate gaseous fuel storage, delivery and electronic control components to meet OEM requirements.

The current market for our integrated gaseous fuel systems for alternative fuel applications is the expanding world market for passenger and fleet vehicles powered by internal combustion engines using natural gas or propane. Based on the size and growth rate for alternative fuel vehicles across the globe, we have focused our marketing efforts in Asia-Pacific, Europe and North America. We believe that the market for our fuel cell enabling technologies will develop over the next five years in conjunction with the expected commercialization of fuel cells. We plan to continue the development of our fuel cell enabling technologies to meet this market opportunity. We believe that the commercialization of stationary fuel cells for residential, emergency back-up, and uninterruptible power supply applications will precede the volume production of fuel cell vehicles. We plan to focus our fuel cell enabling technology marketing efforts on North America, Europe and Asia-Pacific.

We continually survey and evaluate the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel vehicle industry and emerging fuel cell industry to strengthen our global business position. We have focused our strategic alliances on expanding our market opportunities and advancing the development of our technologies. We currently have strategic marketing alliances with General Motors and IMPCO. We have a technology development alliance with General Motors focused on the development of enabling technologies for hydrogen fuel cell vehicles.

We were incorporated in Delaware in October 2000 as a wholly-owned subsidiary of IMPCO. On July 23, 2002, IMPCO distributed to its stockholders, on a pro-rata basis, all of the shares of Quantum common stock owned by IMPCO. Each IMPCO stockholder received one share of Quantum common stock for each share of IMPCO common stock owned as of July 5, 2002, the record date for the distribution. Immediately prior to the distribution, IMPCO transferred to Quantum substantially all of the operations, assets and liabilities constituting IMPCO’s automotive OEM business, which had been operated by IMPCO as its Quantum division.

Recent Developments

On April 8, 2003, we entered into a Combination Agreement, which was amended on June 27, 2003, with Global Thermoelectric Inc., an Alberta corporation (“Global”), to combine Global with Quantum (the “Combination”) in a share-for-share exchange pursuant to a Plan of Arrangement to be submitted to the Court of Queen’s Bench of Alberta, Canada for approval. The Combination is also subject to approval by the shareholders of Global and the stockholders of Quantum. If all approvals are received and the Combination is completed, Global common shareholders (other than dissenting shareholders) will receive Quantum common stock for each Global common share outstanding in accordance with the exchange ratio fixed pursuant to the terms of the Combination Agreement.

We believe that the Combination will result in a more cost efficient, well-capitalized and diversified company to address the needs of the transportation, stationary power generation and hydrogen refueling markets. In addition, we believe that the combined company will have complementary revenue streams across established markets with an expanded technology profile and product portfolio as an energy systems solution provider, therefore leading to broader customer awareness, industry leadership, branding and distribution opportunities.

The Combination will allow the companies to combine and integrate their research and development resources, complementary distribution channels, products and technologies, strategic alliances and customer bases, which we believe will lead to expanded markets, greater technical resources, diversification and cost efficiencies. We anticipate that the companies’ respective alliance partners and customers might be utilized to assist in the commercialization and funding of each company’s products, particularly our existing relationships with customers and U.S.-based government agencies.

We anticipate that the combined company will focus Global’s solid oxide fuel cell development efforts on fuel cell membranes and stacks, consistent with Global’s cost reduction initiatives over the past year. In addition, we believe that the combined company will focus on fuel cell system development and integration to the extent that the combined company is able to leverage our system engineering capabilities and obtain external funding for its system development programs. We believe the combined company will provide the opportunity to enhance stockholder value by creating financial strength, integrating research and product development, realizing operational efficiency and combining two complementary businesses.

Under the terms of the Plan of Arrangement, Global common shareholders (other than dissenting shareholders) will receive between 0.835 and 1.020 shares of Quantum common stock for each Global common share, depending on the exchange ratio in effect at the time the Combination is completed. The exchange ratio will be determined by dividing $2.628378 by the 20-day volume-weighted average Quantum stock price ending three days prior to the meeting at which Global common shareholders vote on the Combination; however, the exchange ratio will not be greater than 1.020 nor less than 0.835. Accordingly, if our 20-day volume-weighted average stock price is:

•	greater than $3.15, the exchange ratio will be 0.835;

•	less than $2.57, the exchange ratio will be 1.020; and

•	between $2.57 and $3.15, Global common shareholders will receive approximately $2.6284 of Quantum common stock for each Global common share held.

If the proposed Combination is completed, Global common shareholders will own between 52% and 57% of the shares of our outstanding common stock (depending on the exchange ratio in effect at the time of completion of the proposed Combination).

Upon completion of the Combination:

•	all Global common shareholders will cease to be shareholders of Global, and Global common shareholders who have not exercised dissent rights will receive, for each Global common share held, shares of Quantum common stock in an amount determined in accordance with the exchange ratio;

•	each outstanding option to purchase Global common shares will be assumed by Quantum and will represent an option to purchase Quantum common stock based on the exchange ratio, the terms of the Plan of Arrangement and the terms of each individual option agreement;

•	Global’s Series 2 preferred shares will remain preferred shares of Global and Quantum will assume the obligation to issue Quantum common stock upon conversion thereof; and

•	Global will become a consolidated subsidiary of Quantum.

In May 2003, Enbridge Inc., the owner of all outstanding Global Series 2 Preferred Shares, filed an application in the Court of Queen’s Bench of Alberta opposing the Combination and requesting an order to restrain Global from proceeding with the Combination. On June 27, 2003, Global and Quantum announced that they settled the action commenced by Enbridge. In connection with the settlement, Enbridge agreed to discontinue its legal action and agreed not to oppose the Combination. In addition, as part of the settlement, Quantum and Global, on the one hand, and Enbridge on the other, agreed to a mutual release of all claims from or relating to the Plan of Arrangement and the litigation commenced by Enbridge. Quantum also entered into various agreements with Enbridge that take effect upon the completion of the Combination. For a discussion of certain obligations of Quantum under these agreements, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Obligations under Agreements with Enbridge.”

A complete description of the Combination and the risks and uncertainties associated therewith are set forth in our preliminary proxy statement on Schedule 14A filed with the SEC on May 7, 2003 (the “Joint Proxy Statement”). The information in this annual report is qualified in its entirety by reference to the Joint Proxy Statement, including any revised preliminary proxy statement and definitive proxy statement relating to the Combination. Among other things, the completion of the Combination is subject to risks and uncertainties, including without limitation those risks described under the heading “Risk Factors” in the Joint Proxy Statement.

Alternative Fuel Industry

The development of the alternative fuel vehicle industry is being driven by three independent market factors—economics, energy independence and environmental concerns. Due to the abundance and economic advantages of gaseous fuels in worldwide markets, many countries and geographic regions are mandating the use of alternative fuels, which provide energy independence and environmentally suitable solutions. For instance, the European Commission has adopted an action plan to achieve a 20% substitution of diesel and gasoline fuels with fuels such as natural gas, propane and hydrogen in the road transport sector by 2020 in the current 15 member states in the European Union.

We believe that the markets for gaseous fuel vehicles and other applications will continue to mature and that end users will place more emphasis on technology advancement and economic advantage. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry.

Fuel Cell Industry

The emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves, and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets. We believe that our fuel cell enabling products of gaseous fuel storage, fuel delivery and electronic control systems along with our fuel system integration experience can be applied in all three of these markets.

A fuel cell is an electrochemical device that produces electricity by combining a hydrogen fuel with oxygen from the air. This electrochemical reaction occurs silently and without combustion with useable heat and water as the only by-products. The system can use as its base fuel either pure hydrogen or hydrogen derived from hydrocarbon fuels such as methanol, natural gas or petroleum using a device called a reformer. A reformer breaks down hydrocarbon fuels using heat and a catalytic process. Regardless of the fuel used to provide hydrogen, the fuel cell system will require on-board hydrogen storage, fuel delivery and electronic controls. Furthermore, a key to optimizing the performance of a fuel cell is proper metering and delivery of hydrogen fuel and air to its fuel stacks and efficient storage of the fuel to maximize its total operation time.

Over the next decade and beyond, a significant market is expected to develop for fuel cell powered products. The use of hydrogen as a fuel of the future has been gaining support within the U.S. government. In his 2003 State of the Union Address, President Bush discussed his goal to promote energy independence for the United States, while dramatically improving the environment. He proposed adding $1.2 billion dollars in research funding so that the United States can lead the world in developing clean, hydrogen-powered automobiles. Combined with the FreedomCAR initiative, President Bush is proposing a total of $1.7 billion over the next five years to develop hydrogen-powered fuel cells, hydrogen infrastructure and advanced automotive technologies. Legislation has also been introduced to create investment incentives for hydrogen production, distribution, and retail sale to ultimately speed to market the fueling stations and infrastructure necessary to support hydrogen vehicles. The U.S. Senate recently approved an amendment to the Senate Energy Bill requiring the Department of Energy to develop a plan to support the production and deployment of 100,000 hydrogen-fueled vehicles in the United States by 2010 and 2.5 million hydrogen-fueled vehicles annually by 2020. In addition, the U.S. Department of Energy recently published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. Quantum’s president and CEO, Alan Niedzwiecki, leads the hydrogen storage section of the Roadmap. We believe that these actions by the U.S. government and the commitments made by businesses are positive indications of the momentum behind the development of a hydrogen economy.

Fuel cell and hydrogen-based products will be designed to provide clean, quiet, vibration-free electric power on demand for a variety of applications in the transportation and industrial vehicle, stationary power, portable power and related hydrogen refueling infrastructure markets. The commercialization of fuel cells in all of these markets will require cost reductions for the entire system, including the fuel cell stack, fuel system, and assembly. As cost reduction targets are achieved in volume production, we believe that the fuel subsystem will represent approximately 20% of the cost of a fuel cell system.

In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Nissan, Hyundai, and Toyota has recently announced its intention to introduce fuel cell vehicles sometime between 2003 and 2005, with mass production of fuel cell vehicles anticipated by General Motors and Toyota to begin close to the end of the decade.

Industry Challenges

We believe that the markets for gaseous fuel vehicles and other applications will continue to mature and that end users will place more emphasis on technology advancement and economic advantage. Gaseous fuel systems currently being used in the market will need to be advanced in order to fully leverage the market factors driving the alternative fuel industry.

A significant hurdle to the rapid commercialization of fuel cell vehicles has been a lack of both cost-effective on-board fuel storage solutions and hydrogen storage and handling codes and standards. Safety is also a primary concern when dealing with highly compressed gases. The fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. Safety concerns apply to the fuel system as a whole including the tank, regulator and fuel lines all needing to comply with safety standards. Additionally, to ensure widespread commercialization, the fuel storage and delivery systems need to provide adequate range, be of acceptable size and shape and perform similarly to conventionally fueled vehicles without unacceptably high cost. An additional hurdle to mass commercialization is the lack of a hydrogen-refueling infrastructure. We believe interim steps will be taken to provide initial refueling infrastructure for demonstration fleets, government programs, commercial fleet operators, and initial consumer commercialization. This initial infrastructure could include mobile refueling units, compact stationary refueling units, and bulk transport trailers.

Business Operations

We develop and manufacture cost-effective and efficient fuel storage, fuel delivery and electronic control systems for OEM alternative fuel passenger and fleet vehicles. We also target the emerging fuel cell industry, which includes the transportation, industrial vehicle, and stationary and portable power generation markets, and the hydrogen-refueling infrastructure to be developed to support fuel cell vehicles. Our capabilities include the following:

•	hydrogen and compressed natural gas fuel storage and safety testing;

•	fuel control devices and technology for gaseous fuels for use in internal combustion engines and fuel cells;

•	electronic control systems and validation;

•	testing procedures to meet a variety of global regulations and emission control standards;

•	research and development;

•	application engineering and validation; and

•	manufacturing and quality assurance.

Products.    Our core products include gaseous fuel storage, fuel delivery and electronic controls for use in OEM alternative fuel vehicles and fuel cell applications. Our advanced enabling products for fuel cell systems are used in transportation and industrial vehicles, stationary and portable power generation, and hydrogen refueling products for the infrastructure to support fuel cell vehicles. We continue to improve our products and develop new systems to meet increasingly stringent vehicle operational and durability requirements in automotive OEM fuel cell powered vehicles. We are also developing improved system technologies using fuel injectors, high- and low-pressure regulators, on-board diagnostics, high-performance fuel system control modules, fuel lock-offs and related components for application in the stationary and portable power generation fuel cell markets. We design and manufacture computerized controls, regulators and automatic shut-off equipment, and lightweight, high-pressure hydrogen and natural gas storage tanks using our TriShield technology.

We classify the stages of our product development in the following categories:

•	research and development;

•	prototype;

•	pre-production prototype; and

•	production ready.

Fuel Storage Products.    Our fuel storage products include cylindrical and conformable tanks. We provide lightweight, all-composite storage tank technologies for compressed hydrogen and natural gas. The lightweight nature of the tank, coupled with high hydrogen mass by volume, improves the range of hydrogen-powered fuel cell vehicles. Our conformable tank maximizes hydrogen storage in a given space, optimizing the volume of hydrogen stored on board. We expect that the remaining product development costs for these products will be approximately $20 to $25 million. The following table describes the features and production stages of our storage products:

Products	Features/Production Stage
TriShield All-Composite Storage Tanks	• Designed for safety, lightweight and cost effectiveness

• Exceed current regulatory qualification requirements and also meets OEMs’ more stringent requirements for use in natural gas fueled vehicles

• Provide 30% more fuel capacity than comparably sized aluminum tanks, and lower cost than steel tanks

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

• Optimal packaging solution

• Prototype stage; production ready in approximately 2005 to 2007

Fuel Delivery Products.    Our fuel delivery products consist of regulators, injectors and valves. We have designed our in-tank regulator for use with hydrogen for fuel cell applications. Our design provides greater safety by eliminating the need for high-pressure fuel lines outside of the fuel storage tank. The unit is also cost-effective because it incorporates the features of many independent components, thereby eliminating the need to install several separate components. We have designed our patented fuel injector for use with dry gases such as hydrogen, propane or natural gas. Our fuel injector is capable of handling the high flow rates needed in automotive OEM applications, while offering superior durability, longer life, less noise and lower cost as compared to other gaseous fuel injectors. This component also allows for very precise metering of fuel, which is critical to optimizing a fuel cell system. We expect that the remaining product development costs for these products will be approximately $5 million. The following table describes the features of our fuel delivery products:

Products	Features/Production Stage
In-Tank Regulators	• Reduces the pressure of the fuel stored in the tank at the tank outlet, eliminating the need for high-pressure fuel lines running throughout the system

• Increased safety

• Significant cost reductions as compared to competitive products

• Prototype stage; production ready for compressed natural gas and hydrogen in approximately 2003 to 2004

Gaseous Fuel Disc Injectors	• Designed specifically for precise gaseous fuel metering to provide superior flow rate and increased durability over existing plunger technologies

• Generally translates into lower costs than competing technologies

• Pre-production prototype stage; production ready for compressed natural gas and propane in 2003 and for hydrogen in 2004

Injector Pressure Regulators	• Provides precise control of fuel required for injection systems

• Production ready for compressed natural gas; production ready for hydrogen in approximately 2004

Gas Mass Sensors/Mixture Control Valves	• Measures and controls gaseous fuel and airflow, a critical step in the optimization of fuel cell systems

• Production for compressed natural gas commenced in 1997

Fuel Shut-Off Products	• Mechanically or electronically shuts off fuel flow to the system when fuel leakage occurs or when the system is turned off

• Production for compressed natural gas commenced in 1997

Electronic Control Products.    Our electronic control products range from eight- to 32-bit architecture. These units precisely control the flow and pressure of gaseous fuels such as natural gas, hydrogen, and other gases such as air. We currently use these electronic controls, coupled with our proprietary software, to optimize fuel pressure and flow management for fuel cell and internal combustion engine applications. We believe, however, that there are numerous other potential applications for these controls. We expect that the remaining product development costs for these products will be approximately $5 million. The following table describes the features of our electronic controls and software products:

Products	Features/Production Stage
Electronic Controls and Proprietary Software	• Manages flow of fuel and air in internal combustion engines and fuel cell systems to improve optimization of the overall system

• Provides closed-loop system control

• Proprietary designs, software and calibration tools to develop, calibrate and optimize fuel cell control systems

• Sensors, actuators and controllers specific to our customers’ needs and specifications

• Production for compressed natural gas commenced in 1997; production ready for hydrogen in approximately 2004

Services.    We provide services in the areas of design, development, validation, certification, manufacture and after-sales service support. We provide our customers with the following services to support their programs for transportation, and stationary and portable power generation applications:

•	Systems Integration. We integrate our gaseous fuel storage, fuel delivery and electronic control components and systems into alternative fuel vehicles and fuel cell applications in the transportation, stationary power and portable power industries, as well as hydrogen refueling products. We also employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

•	Testing and Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system testing and validation. These procedures must satisfy our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.

•	Certification and Compliance. Our regulatory and certification engineers implement the latest emissions and safety regulations to ensure the proper certification and ongoing compliance of our products and our business.

•	System Level Assembly. We develop and manage the assembly process for integration of our systems into end products at our facilities or at our customers’ facilities.

•	Training. We develop comprehensive technical training for our customers that sell and service our products as well as for our customers that use our products.

•	Service and Warranty. We have extensive capabilities in developing service procedures and programs for OEMs. We also provide technical support over the telephone or at customer sites to resolve technical issues.

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

Increase Our Participation in the Alternative Fuel OEM Vehicle Markets

We plan to leverage our technology and systems integration capabilities in the OEM alternative fuel vehicle markets to expand our customer base and enter new OEM markets. We believe that significant opportunities for growth exist in international markets. Based on the size and projected growth rate for alternative fuel vehicles across the globe, we have prioritized our business development efforts in Asia-Pacific, Europe and North America.

Develop and Supply On-Board Hydrogen Fuel Storage and Control Systems for Fuel Cell Vehicle Applications

We will continue to develop our fuel cell enabling technologies to assist fuel cell OEMs in expediting the commercialization of vehicle applications. We intend to apply our systems integration expertise in OEM alternative fuel vehicle applications in the emerging fuel cell vehicle market. Most of the major automotive OEMs have announced intentions to introduce fuel cell vehicles beginning in 2004 to 2005. We will focus our fuel cell enabling technology business development priorities in North America, Europe and Asia-Pacific.

Provide Hydrogen-Refueling Units for Initial Infrastructure for Development Fleets, Fleet Operators and Consumer Commercialization

We plan to leverage our hydrogen storage, metering and control technologies and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units. We believe there are significant opportunities to work with OEMs and energy and petroleum companies in providing the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers.

Provide Fuel Systems to the Stationary Fuel Cell Power Generation Market

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

Focus Research and Development on Fuel Cell Enabling Technologies

We intend to focus our research and development efforts on advancing our fuel cell enabling technologies and systems to succeeding generations to further improve performance and reduce cost. We plan to continue to expand our research and development in fuel storage, fuel delivery and electronic control systems for fuel cells. We will actively seek to establish joint development programs and strategic alliances with the major fuel cell developers and industry leaders in these markets. For example, under our alliance with General Motors, we will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications.

Expand Our Participation in the Development of Hydrogen Storage and Handling Codes and Standards

We plan to expand our participation in national and international organizations that can influence international standard setting organizations for alternative fuel vehicles, fuel cell applications, and related supporting infrastructure. We will focus our involvement in these organizations to promote standards that are performance-based and consistent with and inclusive of our technologies. Members of our management team have served on the boards of key fuel cell and alternative fuel vehicle industry organizations, including the California Hydrogen Business Council, CalStart/Weststart, the National Hydrogen Association, the Natural Gas Vehicle Coalition and the U.S. Fuel Cell Council.

Sales and Distribution

We derive revenue from the sale of our alternative fuel and fuel cell products and systems for use in alternative fuel and fuel cell vehicles manufactured by General Motors and other OEMs, alternative fuel and fuel cell development contracts with OEMs, and government contracts focused on fuel cell and alternative fuel research. We sell our jointly developed alternative fuel systems and components to General Motors. Through our strategic alliance with General Motors, we will be a recommended provider to General Motors of hydrogen storage, hydrogen handling and associated electronic controls for fuel cell system applications. We rely on our sales force and strategic partners to sell our products and services, develop new customers and consummate joint application development programs with leading OEMs in the target alternative fuel vehicle, fuel cell and hydrogen refueling infrastructure markets.

Manufacturing

Our manufacturing activities currently include assembly, system installation and tank manufacturing. We assemble the majority of our components at our facility in Irvine, California, but outsource the assembly of complex electronic components and select key suppliers for certain components of developed fuel systems. Our vendor and service provider supply base is highly diversified, with none of our suppliers representing more than 10% of our raw material purchases. Complete systems are installed on vehicles at the OEM manufacturing facility or at third-party equipping sites. The criteria for the establishment of a site are proximity to vehicle manufacturing and delivery points. Our operations are QS-9000 certified.

Strategic Relationships

We continually survey and evaluate the benefit of joint ventures, acquisitions and strategic alliances with our customers and other participants in the alternative fuel vehicle and fuel cell industries to strengthen our global business position. We have focused our strategic alliances on either our marketing strategy or on our development strategy. Our marketing strategy seeks to expand the distribution channels for our advanced fuel system technologies. Our development strategy is to advance the state of technology and our application.

IMPCO

In July 2002, we entered into a Strategic Alliance Agreement with IMPCO pursuant to which we will work with IMPCO in identifying and conducting research and development programs of mutual interest. As part of such research and development activities, we may develop, solely or jointly with IMPCO, technology that is owned solely by Quantum or jointly with IMPCO. The other purpose of this relationship is to provide IMPCO access to our advanced technologies products, including the CNG storage tanks, fuel injectors, in-tank regulators and other products, for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets. We believe that this alliance with IMPCO will expedite the commercialization and integration of our advanced gaseous storage and handling systems into broader global alternative fuel markets, including automotive aftermarket, material handling, internal combustion engine-based stationary and portable power generation, and general industrial markets.

General Motors

Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that the strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands upon the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provide integrated natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

In connection with our strategic alliance, we issued to General Motors stock representing 19.9% of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. We will be free to use jointly created technologies in certain aspects of our business but will be required to share with General Motors revenue from fuel cell system-related products that are sold to General Motors or third parties.

Sumitomo Corporation

In April 2003, we signed an agreement with Sumitomo Corporation whereby Sumitomo will market our products for use in the global alternative fuel and fuel cell markets and will have exclusive sales and distribution rights to market our products in Japan. In addition, the agreement also forms the basis, subject to definitive terms, for Sumitomo to make a future strategic investment in Quantum, including a joint business venture.

Customers and Development Programs

A substantial portion of our revenue through April 30, 2003 related to product sales to and development fees from General Motors. Since the beginning of 2001, we have had prototype development projects or programs with the following entities:

Adam Opel AG	Hyundai Motor Company
AeroVironment	ISE Research
Ballard Power Systems	Pinnacle West Capital Corporation
Energy Conversion Devices	Proton Energy Systems, Inc.
Ford Motor Company	South Coast Air Quality Management District
General Motors Corporation	Suzuki Motor Corporation
General Motors (Global Alternative Propulsion Center) General Motors of Canada, Limited Hydrogenics Corporation	Toyota Motor Corporation U.S. Department of Energy Yamaha Motor Company
Hyundai America Technical Center

We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in fuel storage, fuel delivery and electronic controls.

Research and Development

We conduct research and development in the following areas, with corresponding technical capabilities:

•	Fuel Storage. Composite pressure vessel design and analysis, carbon and epoxy filament winding and hydraulic, pneumatic, burst and fatigue testing. Evaluation and development test capabilities for advanced hydrogen storage materials, including hydride, alanates, carbon adsorption and other emerging materials.

•	Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

•	Mechanical Design and Development. Specialization in pneumatics, kinematics, hydraulic components and systems and advanced materials, structural, flow and thermal analysis.

•	Advanced Emissions Testing. Testing facility that utilizes California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) approved advanced technology to test Super Ultra Low Emission Vehicles. EPA/CARB certification testing, vehicle development testing including catalyst efficiency, diagnostics calibration, engine durability testing and engine mapping.

•	Advanced Products. Injectors, fuel management, fuel storage and fuel supplies for fuel cell power systems, mass flow sensors for natural gas measurement and “smart” sensors using 8-bit microcontrollers.

•	Component and Subsystem Test Facilities. Extended vibrations, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F and thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations and pneumatic leak checks.

We believe these capabilities are a critical component of our ability to maintain our technology leadership position in alternative fuel and fuel cell enabling systems. We intend to develop and adapt our current technologies and products for use in connection with fuel cells.

Competition

In the alternative fuel industry, our key competitors in North America for gaseous fuel delivery products in the automotive OEM market include Alternative Fuel Systems, Baytech Corporation, Clean Air Partners, FEV, GFI Control Systems, Inc. and Westport Innovations Inc. In international markets, we compete with aftermarket component and kit manufacturers such as Aisan, Koltec, Landi, Lovato, OMVL, Tartanni and Vialle. In the future, we may also face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens and Visteon, and from motor vehicle OEMs that develop fuel systems internally.

In the fuel cell industry, our area of expertise is in hydrogen fuel storage, fuel delivery, electronic controls, and system integration. We do not manufacture fuel cells or fuel reformers. Our principal competition in the fuel cell markets primarily consists of companies developing individual components.

We believe that our competitive advantage over current and potential future competitors is our technology leadership derived from many years of experience with alternative fuels. Our current competitors typically focus on fuel injection and individual components. We believe we are unique in being able to offer complete integrated fuel systems based on our own advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

A critical element for fuel cell vehicles and OEM alternative fuel vehicles is fuel storage. Our major competitors for high-pressure gaseous storage cylinders include Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc. Liquid hydrogen, metal hydrides, and on-board liquid fuel reformation may also provide alternatives to high-pressure storage. Companies pursuing these competing technologies include Linde AG, Energy Conversion Devices, which has recently joined forces with Texaco and ExxonMobil.

An emerging competitor focused on fuel cell system integration, but without its own technologies, was XCELLSIS. In 2001, Ballard Power Systems acquired XCELLSIS and Ecostar to become a consolidated fuel cell manufacturer and system integrator.

Many of these potential competitors have been in business longer than Quantum and have substantially greater financial, marketing and development resources than we have. We expect that we will face increased competition in the future as new competitors enter the market and advanced technologies become available. In addition, consolidation in our industry may also affect our ability to compete. Consolidation may strengthen our competitors’ financial, technical and marketing resources and may provide greater access to customers. Consequently, these competitors may be able to develop greater resources for the development, promotion and sale of their products. We cannot assure that we will be able to compete successfully with our existing or new competitors or that the competitive pressures will not materially and adversely affect our business, financial condition or results of operations.

Product Certification

We must obtain emission compliance certification from the EPA to introduce vehicles or engines into commerce in the United States, and from the CARB to introduce vehicles or engines into commerce in California. Certification requires that each vehicle or engine meet specific component, subsystem and vehicle-level durability, emission, evaporative and idle tests.

We strive to meet stringent industry standards set by various regulatory bodies and industry practices, including the Department of Transportation and Federal Motor Vehicle Safety Standards, the National Fire Protection Association, TUV, European Integrated Hydrogen Project, Kouatsugasu Hoan Kyokai, Underwriters Laboratories and American Gas Association. Approvals enhance the acceptability of our products in the domestic marketplace. Many foreign countries also accept these agency approvals as satisfying the “approval for sale” requirements in their markets.

Backlog

As of April 30, 2003, backlog for our products was approximately $2.9 million. We measure backlog for our products from the time orders become irrevocable, which generally occurs 60 days prior to the date of delivery.

Employees

As of June 30, 2003, we had 134 full-time employees. We consider our relations with our employees to be good. None of our employees is represented by a collective bargaining agreement.

Intellectual Property

We rely primarily on patent and trade secret laws to protect our intellectual property rights. In connection with the spin-off, IMPCO assigned to us its interest in seven domestic patents and three domestic patent applications, including any interest IMPCO had in foreign patents and applications relating to those patents. Of the seven domestic patents, we have allowed three to expire, and the remaining patents will expire between June 2006 and September 2019. In March 2002, we filed a reissue application in an attempt to broaden the scope of our in-tank regulator patent. We recently abandoned the reissue application notwithstanding an unfavorable patent office opinion with respect to the pending claims in the reissue application, including the claims of the original patent. Our abandonment of the reissue application could result in a successful challenge to the validity of the existing patent; however, we are developing replacement technologies that we believe may have intellectual property and commercial viability potential.

We do not know whether any patents will be issued from our patent applications or whether the scopes of our issued patents are sufficiently broad to protect our technologies or processes. Our patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and/or scope of our patents and trademarks. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition. We believe that patent, copyright, trademark and trade secret protection are less significant and that our growth and future success will be more dependent on factors such as the knowledge and experience of our personnel, new product introductions and continued emphasis on research and development. We believe that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors.

In connection with our strategic alliance with General Motors, each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. We will be free to use jointly created technologies in certain aspects of our business but will be required to share with General Motors revenue from fuel cell system-related products that are sold to General Motors or third parties.

In October 2002, we entered into a patent cross license agreement with GFI Control Systems, Inc. in connection with the parties’ mutual agreement to dismiss claims against each other for patent infringement. Pursuant to the agreement, we granted GFI a royalty-free, nonexclusive license to sell products utilizing in-tank regulators covered by our in-tank regulator patent, and GFI granted us a royalty-free, nonexclusive license to sell products utilizing in-tank solenoid valves covered by its in-tank solenoid valve patent, in each case provided that the in-tank regulators and solenoid valves are used together. In the event that the patent covering our in-tank regulator is invalidated, we will be required to pay a five percent royalty to GFI for our use of technology covered by GFI’s patent, so long as its patent is not invalidated. The competitive advantage that we believe can be achieved through the intellectual property related to our in-tank regulators may not be fully realized to the extent that GFI uses our in-tank regulator patent to compete with us.

Item 2.    Properties.

Our corporate headquarters are located in Irvine, California. We operate research and development facilities in California and Michigan. Our research and development facility in Irvine is dedicated to the research and development of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells. This center conducts research and development of advanced fuel storage, systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications in the transportation, stationary power generation, and portable power generation markets.

We conduct vehicle development and integration at our facilities located in Lake Forest, California. We opened this facility during fiscal year 2000. Our Advanced Vehicle Concept Center in Lake Forest, California is focused on systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation, stationary power generation, and portable power generation. Our Sterling Heights, Michigan facility was established to assist our OEM customers in the Detroit area, acting as a liaison between Quantum and our customers, performing the following primary functions: vehicle commercialization; production; and specialty vehicle assembly management.

We currently lease manufacturing, research and development and general office facilities in the locations set forth below:

Location	Principal Uses	Square Footage
Irvine, California	Corporate offices, manufacturing, research and development and testing	79,000
Lake Forest, California	Design, development and testing	65,000
Sterling Heights, Michigan	Customer relations, sales, design and development	16,000

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

In August 2000, IMPCO proceeded with legal action in federal court (Eastern District of Michigan, case # 00-73633) against GFI Control Systems Inc. and Dynetek Industries Ltd. for infringement of U.S. Patent No. 6,041,762, which covers a compressed gas fuel system that includes a tank with an internal pressure regulator. GFI Control Systems Inc. filed a counter-claim for patent infringement for its in-tank solenoid valve patent. In connection with the spin-off, IMPCO assigned to Quantum all of its rights under this litigation. In October 2002, we entered into a mutual agreement with GFI to dismiss all claims against each company in connection with the pending lawsuit. Pursuant to the agreement, we granted GFI a royalty-free, nonexclusive license to sell products utilizing in-tank regulators covered by our in-tank regulator patent, and GFI granted us a royalty-free, nonexclusive license to sell products utilizing in-tank solenoid valves covered by its in-tank solenoid valve patent, in each case provided that the in-tank regulators and solenoid valves are used together. In the event that the patent covering our in-tank regulator is invalidated, we will be required to pay a five percent royalty to GFI for our use of technology covered by GFI’s patent, so long as its patent is not invalidated. IMPCO and GFI also agreed to the dismissal of the lawsuit regarding the claims they were asserting against each other. In February 2003, we entered into a settlement agreement with Dynetek in which we agreed not to assert claims against Dynetek under our in-tank regulator patent, Dynetek agreed not to challenge the validity of our patent or any reissue thereof, and Quantum and Dynetek each agreed to dismiss the pending lawsuit.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 2003.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “QTWW” since July 23, 2002. Our Series B common stock is not publicly traded. Prior to our spin-off from IMPCO, from July 11, 2002 though July 22, 2002, our common stock traded on a “when-issued” basis on the Nasdaq National Market. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported in published financial sources.

	High	Low
Fiscal Year Ended April 30, 2003
Quarter ended July 31, 2002 (commencing July 11, 2002)	$6.05	$3.20
Quarter ended October 31, 2002	5.95	0.90
Quarter ended January 31, 2003	3.90	1.95
Quarter ended April 30, 2003	3.19	1.92
Fiscal Year Ending April 30, 2004
Quarter ending July 31, 2003 (through June 30, 2003)	2.37	1.93

On June 30, 2003, the last reported sale price for our common stock as reported by the Nasdaq National Market was $2.23 per share. On June 30, 2003, there were approximately 520 holders of record of our common stock and one holder of record of our Series B common stock.

Dividend Policy

We have not paid any dividends in the past, and we do not anticipate paying any dividends on our common stock in the foreseeable future because we expect to retain our future earnings for use in the operation and expansion of our business. Our payment and amount of dividends, however, will be subject to the discretion of our board of directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, future prospects and other factors which may be considered relevant by our board of directors.

Use of Proceeds of Securities Offering

On January 16, 2003, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (No. 333-101668). The Registration Statement covered the sale of 4,025,000 shares of our common stock (including an option to purchase 525,000 shares to cover over-allotments) at an offering price of $2.25 per share. After deducting the underwriting discounts and commissions and offering expenses, we received aggregate net proceeds of approximately $8.0 million in connection with the offering. Through the date of the filing of this report, none of the net proceeds from the offering have been used. Pending use of the net proceeds from the offering, we have invested them in short-term, investment grade, interest-bearing securities.

Item 6.    Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with accounting principles generally accepted in the United States. The statement of operations data for the years ended April 30, 2001, 2002 and 2003 and the balance sheet data as of April 30, 2002 and 2003 have been derived from our audited financial statements included elsewhere in this annual report. The statement of operations data for the years ended April 30, 1999 and 2000 and the balance sheet data as of April 30, 1999, 2000 and 2001 have been derived from audited financial statements not included in this annual report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, which are included elsewhere in this annual report.

	Year Ended April 30,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenue:
Product sales	$13,456	$13,057	$15,447	$15,517	$15,833
Contract revenue	11,013	9,284	7,911	7,886	7,806
Total revenue	24,469	22,341	23,358	23,403	23,639
Cost and expenses:
Cost of product sales	15,347	15,081	19,452	25,581	18,471
Research and development	8,902	12,956	26,687	32,657	14,255
Selling, general and administrative	3,713	4,939	7,459	8,063	9,249
Operating loss	(3,493)	(10,635)	(30,240)	(42,898)	(18,336)
Interest expense	—	—	4	488	114
Other income	—	—	—	10	254
Provision for income tax	—	—	—	1	1
Net loss	$(3,493)	$(10,635)	$(30,244)	$(43,378)	$(18,197)

Basic and diluted loss per share	—	—	—	$(3.07)	$(1.00)
Weighted average number of shares outstanding – basic and diluted (1)	—	—	—	14,142	18,153

	April 30,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$2	$4	$177	$11,539
Working capital	11,545	14,364	11,338	(3,375)	15,500
Total assets	18,597	23,399	32,815	28,159	50,952
Long-term obligations, less current portion	—	—	183	127	—
Total equity	15,866	19,357	23,992	10,271	42,950

(1)	See Note 8 of the notes to the financial statements included elsewhere in this annual report for an explanation of the method used to determine the number of shares used to compute the net loss per share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this annual report.

Overview

We design, manufacture and supply integrated fuel systems to OEMs for use in alternative fuel vehicles and fuel cell applications. Our fuel systems enable cars, trucks and buses powered by internal combustion engines to operate on hydrogen, natural gas or propane. Our advanced enabling products for fuel cell systems are used in transportation and industrial vehicles, stationary and portable power generation, and hydrogen refueling products for the infrastructure to support fuel cell vehicles. Our advanced fuel systems comprise the storage, monitoring, control and injection of gaseous fuels to improve efficiency, enhance power output, and reduce pollutant emissions from internal combustion engines and fuel cell systems.

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold over 16,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn has sold substantially all of those vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products in 2004 to 2005. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

We classify our business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenue through the sale of compressed natural gas (“CNG”) and propane (“LPG”) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of our products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates revenue through the sale of compressed hydrogen storage, fuel delivery and electronic control systems to OEMs and the installation of our products into OEM fuel cell vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to OEMs so that their fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales were reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

For the fiscal years ended April 30, 2001, 2002 and 2003, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 98.7%, 79.9% and 58.9% of our total revenue for these periods. For the fiscal year ended April 30, 2003, revenue related to sales of our products to and contracts with Toyota represented 24.2% of our total revenue.

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms and collectability is reasonably assured. Contract revenue is recognized based on the percentage of completion method. Corporate Expenses represents a sub-category of selling, general and administrative expense. Corporate Expenses consist of general and administrative expense incurred at the corporate level.

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. For segment reporting purposes, research and development expense is allocated to the Alternative Fuels and Fuel Cell Systems segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents company-sponsored research and development that is not allocated to the Alternative Fuels or Fuel Cell Systems reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications.

General Motors Relationship

Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provide integrated natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

In connection with our strategic alliance, immediately following our spin-off from IMPCO, we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to provide minimum amounts of annual funding to projects approved under the alliance. Each party will retain the ownership of its existing technology and will jointly own technology that is jointly created under the alliance. We will be free to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Pursuant to the terms of our Amended and Restated Certificate of Incorporation, upon the completion of our January 2003 public offering, all of the outstanding 3,513,439 shares of Series A common stock held by General Motors converted on a one-for-one basis into Quantum common stock. We also issued an additional 999,969 shares of our non-voting Series B common stock to General Motors pursuant to General Motors’ anti-dilution rights. As a result of the conversion of the Series A common stock, General Motors no longer has anti-dilution rights.

We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the date of their respective issuance. We will amortize this intangible asset over the ten year term of the strategic alliance with General Motors.

Separation from IMPCO

We were incorporated under the laws of the State of Delaware on October 13, 2000, as a wholly-owned subsidiary of IMPCO. IMPCO conducted our business through various departments, first as a division (the Automotive OEM Division) and most recently as a subsidiary (Quantum Fuel Systems Technologies Worldwide, Inc.). On July 23, 2002, IMPCO completed the distribution and spin-off of our company by distributing to IMPCO stockholders one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property, interim services and a number of ongoing commercial relationships. The interim services agreement provided for specified charges generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. The pricing terms for goods and services covered by the commercial agreements reflected negotiated prices.

Our historical financial statements include allocations of certain of IMPCO corporate headquarters’ assets, liabilities and expenses relating to our business operations that were transferred from IMPCO in connection with the spin-off. General corporate overhead has been allocated either based on the ratio of our headcount to IMPCO’s total headcount, on our revenue as a percentage of IMPCO’s total revenue, or specifically identified costs. General corporate overhead primarily includes salary and expenses for executive management, finance, legal, human resources, information services and investor relations departments and amounted to approximately $3,117,000, $3,209,000 and $0 in 2001, 2002 and 2003, respectively. As a result of the spin-off, we now perform these functions using our own resources or purchased services.

Our financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the business transferred to us from IMPCO as part of the distribution. The financial information included herein, however, may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods prior to fiscal year 2003.

Income Taxes

Income taxes were calculated as if we filed separate tax returns through the date of the spin-off. However, IMPCO was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed as a stand-alone company.

Combination with Global Thermoelectric

On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc. to combine Global with our company in a share-for-share exchange pursuant to a Plan of Arrangement to be submitted to the Court of Queen’s Bench of Alberta, Canada for approval. If all approvals are received and the Combination is completed, Global common shareholders (other than dissenting shareholders) will receive Quantum common stock for each Global common share outstanding in accordance with the exchange ratio fixed pursuant to the terms of the Combination Agreement.

We believe that the Combination will result in a more cost efficient, well-capitalized and diversified company to address the needs of the transportation, stationary power generation and hydrogen refueling markets. In addition, we believe that the combined company will have complementary revenue streams across established markets with an expanded technology profile and product portfolio as an energy systems solution provider, therefore leading to broader customer awareness, industry leadership, branding and distribution opportunities.

The Combination will allow the companies to combine and integrate their research and development resources, complementary distribution channels, products and technologies, strategic alliances and customer bases, which we believe will lead to expanded markets, greater technical resources, diversification and cost efficiencies. We anticipate that the companies’ respective alliance partners and customers might be utilized to assist in the commercialization and funding of each company’s products, particularly our existing relationships with customers and U.S.-based government agencies.

We anticipate that the combined company will focus Global’s solid oxide fuel cell development efforts on fuel cell membranes and stacks, consistent with Global’s cost reduction initiatives over the past year. In addition, we believe that the combined company will focus on fuel cell system development and integration to the extent that the combined company is able to leverage our system engineering capabilities and obtain external funding for its system development programs. We believe the combined company will provide the opportunity to enhance stockholder value by creating financial strength, integrating research and product development, realizing operational efficiency and combining two complementary businesses.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and are included elsewhere in this report. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, our intangible asset, warranty and recall obligations, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We conduct a major portion of our business with a limited number of customers. For the past three years and for the foreseeable future, General Motors Corporation (and subsidiaries of General Motors) has represented and is expected to continue to represent a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $5.9 million as of April 30, 2003, due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At April 30, 2003, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

Years Ended April 30, 2002 and 2003

Net revenue and operating loss for our business for the years ended April 30, 2002 and 2003 were as follows:

	Revenue		Operating Loss
	Year Ended April 30		Year Ended April 30
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$19,014	$13,772	$(17,942)	$(7,367)
Fuel Cell Systems	4,389	9,867	(12,943)	(1,471)
Advanced Research & Product Development	—	—	(8,804)	(2,428)
Corporate Expenses(1)	—	—	(3,209)	(7,070)

Total	$23,403	$23,639	$(42,898)	$(18,336)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue increased $0.2 million, or 0.9%, from $23.4 million in fiscal year 2002 to $23.6 million in fiscal year 2003. Operating losses decreased by $24.6 million, or 57.3%, from $42.9 million in fiscal year 2002 to $18.3 million in fiscal year 2003. The decrease in loss was attributable to a $10.6 million decrease in the operating loss of the Alternative Fuels segment, a $11.5 million decrease in operating loss for the Fuel Cell Systems segment, and a $6.4 million decrease in the operating loss of the Advanced Research & Product Development segment, partially offset by a $3.9 million increase in the operating loss of the Corporate Expenses segment.

Alternative Fuels.    Product sales decreased $4.3 million, or 27.7%, from $15.5 million in fiscal year 2002 to $11.2 million in fiscal year 2003. Product sales consist of sales associated with General Motors’ mid-size automobiles, pickup trucks, and vans equipped with our bi-fuel and CNG fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. The decrease in product sales for fiscal year 2003 was due to lower sales of General Motors’ midsize automobiles, medium duty trucks and vans, partially offset by higher sales of pickup trucks. The medium duty truck alternative fuel platform was discontinued for model year 2002 and the midsize automobile was negatively impacted by lower demand, particularly from government fleets.

Cost of product sales decreased $10.3 million, or 40.2%, from $25.6 million in fiscal year 2002 to $15.3 million in fiscal year 2003. The decrease in cost of product sales was due to a $2.5 million decrease in manufacturing overhead mainly due to cost reductions, a $3.9 million decrease in material costs related to the lower sales volume, and a $3.9 million decrease in direct labor and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges. A provision for inventory obsolescence is made for each model year based on inventory levels necessary to provide for future warranty and service parts, as well as for parts that cannot be transferred to the next model year program. During fiscal year 2003, we completed four model year 2002 platforms and determined at the time of completion that excess inventory remained and, therefore, recorded an additional provision of $1.0 million.

Gross profits on product sales increased $6.0 million, or 59.4%, from a negative $10.1 million in fiscal year 2002 to a negative $4.1 million in fiscal year 2003, due to a 32.5% decrease in cost of product sales as a percentage of sales. Although our sales of alternative fuel vehicles generate material gross margin, these sales still generate negative gross profits due to lower than anticipated General Motors production quantities not fully covering overhead costs.

Contract revenue related to alternative fuels application development programs decreased $0.9 million, or 25.7%, from $3.5 million in fiscal year 2002 to $2.6 million in fiscal year 2003. The decrease is due to a decline in the number and scope of General Motors’ alternative fuel developmental programs and due to the fact that many of these contracts are model year rollover programs which require less engineering time. Contract revenue is used primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenue included in the Alternative Fuels segment decreased $2.3 million, or 66.7%, from $3.6 million in fiscal year 2002 to $1.3 million in fiscal year 2003. The decrease is primarily due to the lower contract revenue, engineering efficiencies due to the model year rollover of the contracts and cost cutting measures instituted in the second and third quarters of fiscal year 2002.

Operating loss for the Alternative Fuels segment decreased by $10.6 million, or 58.7%, from $17.9 million in fiscal year 2002 to $7.4 million in fiscal year 2003. The decrease in loss was attributable to a $2.7 million decrease in research and development expenses, a $6.0 million decrease in negative gross profit on product sales, and a $3.0 million decrease in general and administrative expenses, which was partially offset by a $0.9 million decrease in contract revenue and a $0.2 million increase in sales and marketing expenses.

Fuel Cell Systems.    Revenue increased by $5.5 million, or 125.0%, from $4.4 million in fiscal year 2002 to $9.9 million in fiscal year 2003. Product sales were $4.7 million in fiscal year 2003. There were no product sales in this segment during fiscal year 2002. Product sales consisted of sales associated with Toyota Motor Company’s fuel cell SUV platform equipped with our hydrogen fuel metering and fuel storage systems. For fiscal year 2003, these product sales contributed $1.5 million in gross profit.

Contract revenue for the Fuel Cell Systems segment increased $0.8 million, or 18.2%, from $4.4 million in fiscal year 2002 to $5.2 million fiscal year 2003. The increase was due to our participation in new fuel cell system developmental programs for automotive OEM programs and hydrogen refueling systems. Contract revenue is used primarily for system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenue included in the Fuel Cell Systems segment increased $0.2 million, or 7.4%, from $2.7 million in fiscal year 2002 to $2.9 million in fiscal year 2003. The increase is primarily due to development efforts to support the customer-funded contracts.

Internally funded research and development expense for the Fuel Cell Systems segment decreased by $9.5 million, or 65.1%, from $14.6 million in fiscal year 2002 to $5.1 million in fiscal year 2003. The decrease in internally funded research and development primarily relates to a decrease in fuel storage, fuel delivery systems, and vehicle integration for fuel cell-related programs primarily due to cost cutting measures, and less significantly, to an increase in research and development funded under customer programs and a decrease in direct and indirect support costs. Internally funded research and development expense for the Fuel Cell Systems segment includes the amortization of our intangible asset. The amortization expense in fiscal year 2003 was approximately $1.2 million.

Operating loss for the Fuel Cell Systems segment decreased by $11.4 million, or 88.4%, from $12.9 million in fiscal year 2002 to $1.5 million in fiscal year 2003. The decrease in loss was attributable to a $9.2 million decrease in research and development expenses, a $1.5 million increase in gross profit on product sales, and a $0.8 million increase in contract revenue, partially offset by a $0.1 million increase in sales and marketing expenses.

Advanced Research & Product Development.    Advanced research and product development expense decreased by $6.4 million, or 72.7%, from $8.8 million in fiscal year 2002 to $2.4 million in fiscal year 2003. The decrease in research and development primarily relates to a decrease in advanced engineering for component development work and support costs for vehicle integration activities primarily due to cost cutting measures instituted in the third and fourth quarters of fiscal year 2002.

Corporate Expenses.    Corporate expenses increased by $3.9 million, or 121.9%, from $3.2 million in fiscal year 2002 to $7.1 million in fiscal year 2003. The fiscal year 2002 results reflect only the corporate allocation from IMPCO of $3.2 million for the fiscal year. The increase for fiscal year 2003 is due to additional corporate expenses necessary to support our business as a stand-alone company. In fiscal year 2002, we had expended more direct and indirect resources supporting research and development activities than on the traditional general and administrative support activities needed for a stand-alone company. In fiscal year 2003, we realigned these resources to support these more traditional general and administrative activities.

Interest Expense.    Interest expense decreased $0.4 million for fiscal year 2003 compared to fiscal year 2002. The decrease is due to a recapitalization of our company as a result of the spin-off from IMPCO.

Interest Income.    Interest income increased $0.1 million for fiscal year 2003 compared to fiscal year 2002. The increase is due to higher cash equivalent balances since the spin-off from IMPCO.

Provision for Income Taxes.    Income tax expense remained flat due to our net losses during the period. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2004 will be the same as fiscal year 2003 as we expect to continue to incur operating losses during fiscal year 2004. The tax credits and net operating losses incurred through the date of the distribution remained with IMPCO.

Years Ended April 30, 2001 and 2002

Net revenue and operating loss for our business for the years ended April 30, 2001 and 2002 were as follows:

	Revenue		Operating Loss
	Year Ended April 30,		Year Ended April 30,
	2001	2002	2001	2002
	(in thousands)
Alternative Fuels	$22,595	$19,014	$(3,929)	$(17,942)
Fuel Cell Systems	763	4,389	(15,171)	(12,943)
Advanced Research & Product Development	—	—	(8,023)	(8,804)
Corporate Expenses(1)	—	—	(3,117)	(3,209)

Total	$23,358	$23,403	$(30,240)	$(42,898)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue remained flat at $23.4 million for fiscal year 2001 and fiscal year 2002.

Alternative Fuels.    Product sales for the Alternative Fuels segment increased $0.1 million, or 0.7%, from $15.4 million in fiscal year 2001 to $15.5 million in fiscal year 2002. The slight increase in product sales was generated mainly by higher service parts sales. Product sales also increased slightly due to higher sales of General Motors vans, partially offset by lower sales of pickup trucks, midsize automobiles and medium duty trucks.

Cost of product sales increased $6.1 million, or 31.3%, from $19.5 million in fiscal year 2001 to $25.6 million in fiscal year 2002. The increase in cost of product sales was due to a $1.4 million increase in inventory reserves, of which $0.6 million was related to a “lower of cost-or-market” reserve for the General Motors pickup truck application and $0.5 million related to increases in the provision for obsolescence, $1.4 million in higher material cost related to product mix, a $1.0 million increase in warranty reserves due to increased vehicle sales and higher warranty claims experienced, primarily in our medium duty applications, a $1.8 million increase in labor and manufacturing overhead mainly due to pre-production efforts associated with our fuel storage tanks, a $0.2 million increase in freight charges, and a $0.2 million increase in production related scrap. The “lower of cost-or-market” reserve on the General Motors pickup truck application is due to a fixed sales price and a higher than expected material cost. The higher than expected material cost is due to lower anticipated volumes and no firm sales commitment from General Motors. As such, once product is received for this application, we immediately reduce our inventory value to reflect the selling price of the application.

Gross profits on product sales decreased $6.1 million, or 152.5%, from a negative $4.0 million in fiscal year 2001 to a negative $10.1 million in fiscal year 2002 due to a $6.1 million increase in cost of product sales.

Contract revenue related to alternative fuels decreased $3.6 million, or 50.7%, from $7.1 million in fiscal year 2001 to $3.5 million in fiscal year 2002. The decrease is due to a decline in the number and scope of General Motors’ alternative fuel developmental programs and due to the fact that many of these contracts are model year rollover programs which require less engineering time.

Research and development associated with cost of contract revenue included in the Alternative Fuels segment decreased $1.1 million, or 23.4%, from $4.7 million in fiscal year 2001 to $3.6 million in fiscal year 2002. The decrease is primarily due to the lower contract revenue and cost cutting measures instituted in the second and third quarters of fiscal year 2002. This decrease was partially offset by $1.3 million in cost overruns on the CNG pickup truck programs and the cancellation of the General Motors LPG pickup program.

Operating loss increased by $14.0 million, or 359.0%, from $3.9 million in fiscal year 2001 to $17.9 million in fiscal year 2002. The increase in loss was attributable to a $6.1 million decrease in gross profit on products sales, a $3.6 million decrease in contract revenue, a $2.8 million increase attributable to additional facilities and additional research and development support activities, a $2.0 million increase for legal and consulting services associated with the strategic alliance with General Motors and legal proceedings related to patent infringement described in “Legal Proceedings,” and a $0.8 million increase in general and administrative expenses, partially offset by a $1.0 million decrease in cost of contract revenue.

Fuel Cell Systems.    Contract revenue for the Fuel Cell Systems segment increased by $3.6 million, or 450.0%, from $0.8 million in fiscal year 2001 to $4.4 million in fiscal year 2002. The increase is due to new OEM fuel cell system developmental programs for automotive and hydrogen refueling systems.

Research and development associated with cost of contract revenue included in the Fuel Cell Systems segment increased $1.8 million, or 200.0%, from $0.9 million in fiscal year 2001 to $2.7 million in fiscal year 2002. The increase is primarily due to development efforts to support customer-funded contracts.

Internally funded research and development expense for the Fuel Cell Systems segment increased by $1.5 million, or 11.5%, from $13.1 million in fiscal year 2001 to $14.6 million in fiscal year 2002. The increase in internally funded research and development primarily relates to an increase for fuel storage and fuel delivery systems for fuel cell-related programs and an increase in direct and indirect support costs.

Operating loss for the Fuel Cell Systems segment decreased by $2.3 million, or 15.1%, from $15.2 million in fiscal year 2001 to $12.9 million in fiscal year 2002. The decrease in loss was attributable to a $3.6 million increase in contract revenue and a $1.9 million decrease in general and administrative expenses, partially offset by a $3.2 million increase in research and development expenses.

Advanced Research & Product Development.    Research and development expense increased by $0.8 million, or 10.0%, from $8.0 million in fiscal year 2001 to $8.8 million in fiscal year 2002. The increase relates to a $0.8 million increase in product application development support costs.

Corporate Expenses.    Corporate expenses increased by $0.1 million, or 3.2%, from $3.1 million in fiscal year 2001 to $3.2 million in fiscal year 2002. The increase for fiscal year 2002 was mainly due to nonrecurring charges for legal and consulting services associated with our spin-off from IMPCO.

Operating losses increased by $12.7 million, or 42.1%, from $30.2 million in fiscal year 2001 to $42.9 million in fiscal year 2002. The increase was attributable to a $14.0 million increase in the operating loss of the Alternative Fuels segment, a $0.8 million increase in the loss of the Advanced Research & Product Development segment, and a $0.1 million increase in the loss of the Corporate Expenses segment, partially offset by a $2.3 million decrease in operating loss for the Fuel Cell Systems segment.

Interest Expense.    Interest expense increased $484,275 from $4,167 in fiscal year 2001 to $488,442 in fiscal year 2002. The increase was due to a higher level of capital leases and the borrowing under our line of credit facility.

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

Liquidity and Capital Resources

Prior to our spin-off from IMPCO, we used cash generated from IMPCO’s operations, bank financings and investments from IMPCO to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. Until fiscal year 2002, we had been funded entirely from IMPCO in the form of equity investments. In fiscal year 2002, we became a co-borrower with IMPCO on a debt facility with Bank of America. On June 24, 2002, IMPCO amended its credit facility with Bank of America to remove us as a co-borrower under the line of credit and to release the pledge of our assets under the facility, effective upon completion of the distribution.

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of April 30, 2003, we had no material indebtedness or commitments for capital expenditures.

In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million after underwriting discounts and commissions and offering expenses.

We anticipate that we will require additional sources of financing to achieve commercialization of our products and technologies and to develop facilities for mass production of these products. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

We believe that our working capital will be adequate to meet our liquidity needs for fiscal year 2004, including direct transaction costs and break-up fees in the event the Combination with Global is not completed.

Net cash used in operating activities was $13.1 million in fiscal year 2003 as compared to $34.5 million for fiscal year 2002. The decrease in cash used in operating activities resulted primarily from the net operating loss for fiscal year 2003 of $18.2 million as compared to the net operating loss of $43.4 million for fiscal year 2002. In addition, there was a decrease in cash used in operating activities due to a $3.6 million decrease in inventories in fiscal year 2003 compared to a $0.5 million increase in fiscal year 2002. The decrease in inventories is due to better inventory management and consolidation of parts being sold in production. Accounts payable decreased by $2.7 million during fiscal year 2003, primarily due to a $2.4 million final payment for legal services provided to us in connection with the distribution and spin-off, patent applications and litigation related to our patents.

Net cash used in investing activities in fiscal year 2003 was $0.9 million, a decrease of $2.5 million from fiscal year 2002. The decrease is a result of the completion of the initial expansion plans in the prior two fiscal years as well as a realigning of our investment priorities with our available liquidity.

Net cash provided by financing activities in fiscal year 2003 was $25.4 million as compared to $38.1 million for fiscal year 2002. This decrease was due to lower net advances from IMPCO and no borrowings under our previous line of credit, partially offset by a $15.0 million cash infusion from IMPCO and $8.0 million in net proceeds from our public equity offering, as compared to the prior year.

The ratio of current assets to current liabilities was 2.9:1 at April 30, 2003 and 0.8:1 at April 30, 2002. During fiscal year 2003, our total working capital increased by $18.9 million from a negative $3.4 million at the end of fiscal year 2002 to $15.5 million at the end of fiscal year 2003.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2003. The capital lease obligations are undiscounted and represent total minimum lease payments (see Note 9 of the Notes to Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	2-3 Years	4-5 Years	More Than 5 Years
Capital Lease Obligations	$141,633	$141,633	$—	$—	$—
Operating Lease Obligations	4,196,487	1,295,419	1,590,759	1,255,241	55,068
Employment Agreements	1,883,458	774,750	1,108,708	—	—

Total	$6,221,578	$2,211,802	$2,699,467	$1,255,241	$55,068

Termination Fees in Connection with Combination.    In connection with the Combination Agreement with Global, we or Global may be required to pay the other party a termination fee of either $2.0 million or $900,000 for the other party’s out-of-pocket expenses incurred in connection with the Combination Agreement, depending on the termination event. Under certain circumstances upon termination of the agreement, there may be no termination fee payable by either party.

Research and Development Funding Commitment.    Pursuant to the Corporate Alliance Agreement with General Motors, we committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. While the commitment was waived by General Motors for calendar year 2002, there is no assurance that this commitment will be waived in the future.

Obligations under Agreements with Enbridge.    In connection with the settlement of litigation relating to the Combination initiated by Enbridge, the holder of all outstanding Series 2 Preferred Shares of Global, we entered into certain agreements with Enbridge that become effective upon completion of the Combination. Pursuant to a Share Put and Dividend Guarantee Agreement relating to the Global Series 2 Preferred Shares, Enbridge will have the right to require us to purchase all of the Global Series 2 Preferred Shares from Enbridge at a price of Cdn.$15 million, plus any accrued and unpaid dividends on the shares. This obligation is exercisable by Enbridge upon the occurrence of certain events until the third anniversary of the completion of the Combination and is unconditionally exercisable for the twelve months thereafter. We will also be required to guarantee Global’s dividend obligations to pay a minimum of Cdn.$500,000 in cash annually to Enbridge. Pursuant to an Assumption Agreement with Enbridge, we agreed to spend a minimum of Cdn.$6 million annually on the development and commercialization of SOFC technology for the two year period following completion of the Combination. The Share Put and Dividend Guarantee Agreement and the Assumption Agreement have been filed as exhibits to this annual report, and the foregoing description is qualified by reference to the filed agreements.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at April 30, 2003, a 1% decrease in interest rates would result in reduced annual interest income of approximately $110,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We do not believe the effect of adopting SFAS 143, which is effective for fiscal years beginning after June 15, 2002, will have a significant effect on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. We have not initiated any exit or disposal activities during fiscal year 2003.

RISK FACTORS

This annual report, including the preceding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties which could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future.

We have a recent history of operating losses and negative cash flow. If we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause it to decline. We have spent significant funds to date to develop and to refine our technologies and services. If we are unable to execute our strategy to become profitable, the price of our common stock could be negatively affected. We expect to continue to make significant investments in product development to achieve commercialization of our products. For example, in the event that the Combination with Global is consummated, we have agreed to use commercially reasonable efforts to fund the commercialization of solid oxide fuel cell (SOFC) systems and technology and, for the two year period following completion of the Combination, we have agreed to spend a minimum of Cdn.$6 million annually on the development and commercialization of SOFC technology. As a result of these factors, to achieve profitability we will need, among other matters, to increase our customer base and to increase the number of and amounts of products and services purchased by our customers. We cannot assure you that we will be able to increase our revenue or operating efficiencies in this manner or otherwise achieve and maintain profitability. Because we expect to continue to invest in research and development, this investment could outpace revenue growth, which would hinder our ability to achieve and maintain profitability. If we are unable to achieve and maintain profitability, our stock price would be materially adversely affected.

Our revenue depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets.

A substantial portion of our revenue through April 30, 2003 related to sales of our products to and contracts with General Motors. During the year ended April 30, 2003, revenue related to sales of our products to and contracts with General Motors and its affiliates represented approximately 59% of our total revenue for that period. Our business, results of operations and financial condition would be significantly harmed by any substantial reduction in purchases of our products or delays in delivery of vehicles by General Motors, and it would be difficult for us to replace that revenue on a timely basis, if at all. In addition, our contractual relationship with General Motors does not obligate General Motors to purchase our products if we fail to compete successfully with other products or services performing the same, similar or substitute functionality.

In addition, pursuant to our agreement with General Motors, we are required to spend $4.0 million annually for joint research and development projects directed by General Motors over a ten-year term. This annual commitment could be financially burdensome or may impact our ability to achieve profitability in the future.

Our business and results of operations would be materially adversely affected if General Motors were to significantly reduce its purchases of our products or to terminate its relationship with us. Our ability to sell our products to the fuel cell and automotive OEM markets depends to a significant extent upon General Motors’ and its partners’ worldwide sales and distribution network and service capabilities. Any change in strategy by General Motors with respect to fuel cells or alternative fuels could harm our business by reducing or eliminating a substantial portion of our sales, whether as a result of market, economic or competitive pressures, including any decision by General Motors:

•	to alter its commitment to our fuel storage, fuel delivery and electronic control technology in favor of other competing technologies;

•	to exit the automotive OEM alternative fuel market;

•	to develop fuel cells or alternative fuel systems targeted at different application markets than ours; or

•	to focus on different energy product solutions.

Under our agreement with General Motors, we invest substantial sums in research and development directed by General Motors. Where intellectual property is developed under that relationship, we have committed to provide certain exclusive or non-exclusive licenses in favor of General Motors and in some cases, the intellectual property is jointly owned. As a result of such licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights.

We will need to raise additional capital in the future.

Our future cash requirements will depend on numerous factors, including completion of our product development activities, our ability to commercialize our fuel cells and fuel cell systems and market acceptance of our products. We expect to devote substantial capital resources to continue development programs and develop a manufacturing infrastructure for our products. We anticipate that we will need to raise additional funds to achieve commercialization of our products and to develop facilities for mass production of these products. We do not know whether we will be able to secure additional funding on terms acceptable to us, if at all. If additional funds are raised through the issuance of equity securities or additional acquisitions of entities with cash reserves, the percentage ownership of our then current stockholders will be reduced. In addition, pursuant to restrictions in our agreement with General Motors, we will generally need General Motors’ consent prior to issuing our capital stock pursuant to a private placement, and we can provide no assurances that such consent can be obtained. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

We may be required to indemnify IMPCO for taxes arising in connection with our spin-off from IMPCO, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and to issue equity securities.

Unless Section 355(e) of the Internal Revenue Code applies to our spin-off from IMPCO, the spin-off will be tax-free to IMPCO under Section 355 of the Internal Revenue Code. Although IMPCO received an opinion of counsel to the effect that the spin-off will qualify under Section 355, the opinion is subject to certain representations made by us. While we are not aware of any facts or circumstances that would cause any of those representations to be untrue, if, as a result, the spin-off is taxable to IMPCO, we must indemnify IMPCO for any resulting taxes, penalties and interest. No assurance can be given that we will not be liable to IMPCO if the spin-off fails to qualify under Section 355 of the Internal Revenue Code.

Even if the spin-off qualifies under Section 355 of the Internal Revenue Code, it will be taxable to IMPCO if Section 355(e) of the Internal Revenue Code applies to the spin-off. Section 355(e) will apply if 50% or more of IMPCO stock or our stock, by vote or value, is acquired by one or more persons, other than IMPCO’s historic stockholders who received our common stock in the spin-off, acting pursuant to a plan or a series of related transactions that includes the spin-off. Any shares of our stock acquired directly or indirectly within two years before or after the spin-off generally are presumed to be part of such a plan. To prevent applicability of Section 355(e), except with respect to our initial public offering or issuance of Series A or Series B common stock to General Motors, we have agreed that, until three years after the spin-off, we would not take any of the following actions unless prior to taking such action we have obtained a written opinion of a law firm or a ruling from the Internal Revenue Service to the effect that such action will not cause the spin-off to be taxable to IMPCO:

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer all or substantially all of our assets;

•	redeem or repurchase our stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the spin-off.

To satisfy this requirement, completion of our Combination with Global is conditioned upon a receipt of an opinion of counsel to the effect that the Combination will not cause the spin-off to be taxable to IMPCO. However, the opinion will be subject to certain representations made by us and Global. Furthermore, regardless of whether we obtain an opinion or ruling described above, we must indemnify IMPCO if Section 355(e) of the Internal Revenue Code applies to the spin-off because of any action or omission by us. In the event that we were liable to IMPCO, the payment would have a substantial and material adverse effect on our business, financial position and results of operations. This obligation may also discourage, delay or prevent a merger, change of control, or other strategic or capital raising transaction involving our outstanding equity or our issuance of equity securities. If we cannot engage in equity financing transactions because of these constraints, we may not be able to fund our working capital, capital expenditure and research and development requirements, as well as make other investments.

Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us. In addition, substantial uncertainty exists as to the scope of Section 355(e) of the Internal Revenue Code, and we and our stockholders have undertaken, contemplate undertaking or may otherwise undertake in the future transactions which may cause Section 355(e) to apply to the spin-off. Accordingly, we cannot assure you that we will not be liable to IMPCO for taxes, penalties and interest if Section 355(e) of the Internal Revenue Code applies to the spin-off.

The proposed Combination with Global may not occur, and we could incur significant costs if the Combination does not occur.

The obligations of Quantum and Global to complete the proposed Combination are subject to the satisfaction or waiver, where permissible, of certain conditions. Some of these conditions cannot be waived, including obtaining the requisite approval of Global’s common shareholders, our stockholders, the Court of Queen’s Bench of Alberta and Nasdaq. If these conditions are not satisfied, the proposed Combination will not be completed. In addition, the fact that Global’s board of directors has not made a recommendation to its shareholders to vote in favor of the Combination may make it more difficult to satisfy the conditions and thus to complete the Combination. Also, even if all of these conditions are satisfied, the Combination may not be completed, as Global has the right to terminate the Combination if our 15-day volume-weighted average stock price is less than $2.15 until the completion of the Combination. A complete description of the Combination and the risks and uncertainties associated therewith are set forth in our Joint Proxy Statement. Among other things, the completion of the Combination is subject to risks and uncertainties, including without limitation those risks described under the heading “Risk Factors” in the Joint Proxy Statement.

If the Combination is not completed, we may be required to pay Global, or Global may be required to pay us, a termination fee of either $2.0 million or $900,000 for the other party’s out-of-pocket expenses incurred in connection with the Combination. Moreover, our costs related to the Combination, including legal, accounting and some of the fees of our financial advisors, must be paid even if the Combination is not completed.

If the Combination with Global is completed, we expect to have significant non-recurring costs arising out of the Combination.

We presently expect to incur significant costs following completion of the Combination to streamline the combined company’s business, reduce excess capacity and eliminate redundant operations. In addition, we may incur costs to the extent we choose to terminate, renegotiate or amend any of Global’s existing obligations as part of the post-closing integration of the companies.

Accordingly, we believe we may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Combination is completed or the following quarters to reflect costs associated with integrating and streamlining the business and operations of Quantum and Global. There can be no assurance that the costs associated with streamlining the businesses, reducing excess capacity and eliminating redundant operations will not exceed those projected by us, and we cannot assure you that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Combination.

We may not realize the expected benefits in connection with the proposed Combination with Global.

The success of our proposed Combination with Global will be dependent in large part on the success of the management of the combined company in integrating the operations, technologies and personnel of the two companies following the effective time of the Combination. Management of the combined company will come from the respective management teams of both of Quantum and Global and many members of management will not have previously worked and communicated with other members of management. The failure of the combined company to meet the challenges involved in integrating the operations of Quantum and Global successfully or otherwise to realize any of the anticipated benefits of the proposed Combination, including anticipated cost savings, could seriously harm the results of operations of the combined company. In addition, the overall integration of the two companies could result in unanticipated operations problems, expenses and liabilities and diversion of management’s attention. The challenges involved in this integration include the following:

•	demonstrating to the customers of each of Quantum and Global that the Combination will not result in adverse changes in business focus;

•	successfully integrating each company’s operations, technologies, products and services;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing or other important relationships of both Quantum and Global and resolving potential conflicts that may arise;

•	assimilating the personnel of both companies and persuading employees that the business cultures of both companies are compatible;

•	maintaining employee morale and motivation, particularly given Global’s cost reduction initiatives and retaining key employees; and

•	reducing the costs associated with each company’s operations.

We may not be able to successfully integrate our operations in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the Combination to the extent or in the timeframe anticipated.

We may never be able to introduce commercially viable fuel cells and fuel cell systems.

We do not know whether or when we will successfully introduce commercially viable fuel cell systems or fuel storage, fuel delivery or electronic control products for the fuel cell market. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these systems, improve their overall reliability and efficiency and ensure their safety. However, we must complete substantial additional research and development on these systems before we can introduce commercially viable fuel cell products and systems. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable fuel cells.

Our business depends on the growth of the fuel cell and alternative fuel markets.

Our future success depends on the continued expansion of the fuel cell and alternative fuel vehicle industries, which have not yet gained broad acceptance. In the United States and certain of our other target markets, alternative fuel such as natural gas currently cannot be readily obtained by consumers for motor vehicle use and only a small percentage of motor vehicles manufactured in 2002 was equipped to use alternative fuels.

We cannot assure you that the markets for fuel cells or alternative fuel vehicles will gain broad acceptance or, if they do, that they will result in increased sales of our advanced fuel system products. In addition, we have designed many of our products for alternative fuel vehicles powered by both fuel cells and internal combustion engines, but not currently for other alternative power sources, such as electricity or alternate forms of existing fuels. If the major growth in the alternative fuel market relates solely to existing fuels, our revenue may not increase and may decline.

A mass market for fuel cells and fuel cell systems may never develop or may take longer to develop than anticipated.

Fuel cell systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether OEMs will incorporate these technologies into their products. In particular, if a mass market fails to develop or develops more slowly than anticipated for fuel cell powered transportation and power generation applications, we may be unable to recover the expenditures incurred to develop our fuel cells and fuel cell systems and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Many factors that are beyond our control may have a negative effect on the development of a mass market for fuel cells and our fuel cell products and systems. These factors include the following:

•	the cost competitiveness and physical size of fuel cell systems and “balance of plant” components;

•	the availability, future costs and safety of hydrogen, natural gas or other potential fuel cell fuels;

•	consumer reluctance to adopt fuel cell or alternative fuel products;

•	government funding and support for the development of fuel cell vehicles and hydrogen fuel infrastructure;

•	OEM reluctance to replace current technology;

•	consumer perceptions of fuel cell systems;

•	regulatory requirements; and

•	the emergence of newer, breakthrough technologies and products within the fuel cell industry.

Our ability to design and manufacture fuel cells and fuel cell systems that can be integrated into the products of OEMs will be critical to our business.

We currently offer integrated alternative fuel systems, which include tanks, brackets, electronics, software and other components required to allow these products to operate in fuel cells or other alternative fuel applications. Customers for these systems require that these products meet strict OEM standards that vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet OEM specifications on a timely basis, existing or future relationships with OEMs may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

To be commercially viable, our fuel cell products and systems may be integrated into products manufactured by OEMs. We can offer no assurance that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our fuel cell products and systems and our business, results of operations and financial condition.

We depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain.

We have entered into relationships with strategic partners for design, product development and distribution of our existing products, and products under development, some of which may not have been documented by a definitive agreement. Where definitive agreements govern the relationships between us and our partners, the terms and conditions of many of these agreements allow for termination by the partners. Termination of any of these agreements could adversely affect our ability to design, develop and distribute these products to the marketplace. In many cases, these strategic relationships are governed by a memorandum of understanding or a letter of intent. We cannot assure you that we will be able to successfully negotiate and execute definitive agreements with any of these partners, and failure to do so may effectively terminate the relevant relationship.

We currently face and will continue to face significant competition.

Our products face and will continue to face significant competition. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially greater resources, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies. As the fuel cell has the potential to replace existing power sources, competition for fuel cell products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies. Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own fuel management equipment rather than to purchase the equipment from us. In addition, greater acceptance of alternative fuel engines or fuel cells may result in new competitors. Additionally, there are competitors working on developing other fuel cell technologies in our targeted markets. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan possess fuel cell technology and/or are actively engaged in the development and manufacture of fuel cells. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our business, results of operations and financial condition. Many of our competitors have financial resources, customer bases, businesses or other resources, which give them significant competitive advantages.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

Our failure to protect our existing intellectual property rights may result in the loss of exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. We have not conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology and products do not or will not infringe upon the intellectual property rights of third parties. If such infringement were to occur, our sales and distribution of such technology or products may be disrupted. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any of the patents filed by us or other patents that third parties license to us will not be invalidated (especially in light of the potentially adverse implications of our abandoned reissue application with respect to our in-tank regulator patent), circumvented, challenged, rendered unenforceable, or licensed to others or any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register our marks because of their familiarity with our business in the United States. Some of our proprietary intellectual property is not protected by any patent or patent application and despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization. Our process to assess and evaluate inventions that may be made by our employees may not be adequate. As a result, there may be technical advances made by us that are not recognized as inventions, and therefore the ability to protect such inventions may be lost. We generally seek to protect such proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although we cannot guarantee that such agreements have been put in place in every instance or that such agreements adequately protect our trade secrets and other intellectual property or proprietary rights. In addition, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect the business of the company.

The future success and competitive position of the combined company depends in part upon our ability to obtain or maintain certain proprietary intellectual property used in our principal products. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement by our competitors. While we are not currently engaged in any material intellectual property litigation, we could commence lawsuits against others who we believe are infringing upon our rights or we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third party technology and/or know-how into certain products for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties, or even be forced to cease sales in the event any owner of such technology or know-how were to challenge our subsequent sale of such products (and any progeny thereof). In addition, to the extent that we discover or have discovered third-party patents that may be applicable to products or processes in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering products. However, we can not assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

•	pay substantial damages;

•	cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

•	expend significant resources to develop or acquire non-infringing intellectual property;

•	discontinue processes incorporating infringing technology; or

•	obtain licenses to the infringing intellectual property.

We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

We have limited experience manufacturing fuel cell systems on a commercial basis.

To date, we have focused primarily on research and development in the fuel cell industry and have limited experience manufacturing fuel cell systems on a commercial basis. In order to produce fuel cell systems at affordable prices, we will have to make fuel cell systems through high volume automated processes. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell systems. Even if we are successful in developing our manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third party suppliers for the supply of key materials and components for our products.

A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture fuel cells and fuel cell systems. In particular, a delay in the delivery of high-strength fiber from our current supplier, TCR Composites, or a change to another supplier would result in a delay of the production of our products, which could negatively impact our business, results of operations and financial condition. While we do not anticipate significant near or long-term shortages in the supply of these materials, such shortages could adversely affect our ability to produce commercially viable fuel cell systems or could significantly raise our cost of producing our products.

We may not meet our product development and commercialization milestones.

We have product development programs that are in the pre-commercial stage. The success of each product development program is highly dependent on the correct interpretation by us of commercial market requirements, and translating those requirements into applicable product specifications and appropriate development milestones. If we have misinterpreted market requirements or the requirements of the market change, this could result in the development of a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed which could result in potential purchasers of these products declining to purchase additional systems or choosing to purchase alternative technologies. Delayed commercialization schedules may also impact our cash flow, which could require increased funding.

Our business could suffer if we fail to attract and maintain key personnel.

Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we may experience difficulty in identifying and hiring qualified engineers in many areas of our business. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer, our chief financial officer or any other officer. The loss of the services of one or more of our senior executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

We may be affected by skilled labor shortages and labor disputes.

We require experienced engineers, technicians and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons.

Labor disputes could occur at OEM facilities, which may affect our business. As we become more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM sites. Labor unions represent most of the labor forces at OEM facilities. Labor disputes could occur at OEM facilities, which could adversely impact our direct OEM product sales. For example, in 1998, as a result of a strike at one of the facilities of one of our OEM customers, we experienced lower sales of our products used in General Motors pickup trucks than we had expected for our 1999 fiscal year.

Our provision for warranty costs may not be sufficient and we may be subject to warranty claims.

We may be subject to increased warranty claims due to longer warranty periods. In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

Our insurance may not be sufficient.

We carry insurance that we consider adequate having regard to the nature of the covered risks and the costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain equipment located from time to time in certain areas of the world. We are not fully insured against all possible risks, nor are all such risks insurable.

Users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products.

Vehicles and equipment powered by gaseous alternative fuels run primarily on natural gas or propane. Fuel cells run on hydrogen or fuels containing hydrogen. Gasoline requires the development of additional technologies for its use with fuel cells, namely reformation. The construction of a distribution system to deliver natural gas, propane or hydrogen, or a suitable fuel containing hydrogen, will require significant investment by third parties. We are relying on third parties, most of which are committed to the existing gasoline infrastructure, to build this infrastructure. If these parties build a fuel distribution infrastructure, the fuel delivered through it, both due to the cost of the delivery system and the cost of the fuel itself, may have a higher price than users are willing to pay. In addition, an adequate fuel distribution infrastructure may not be adopted. If users cannot obtain fuel conveniently or affordably, a mass market for vehicles and equipment powered by gaseous alternative fuels or fuel cells is unlikely to develop.

Our ability to attract customers and sell products successfully in the alternative fuel industry also depends on the existence of a price disparity between liquid fuels, such as petroleum and gasoline, and gaseous fuels, such as propane and natural gas. This price disparity may not continue. Should this disparity narrow or disappear, it could adversely affect the demand for our products.

Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

The automotive industry experiences significant product liability claims. As a supplier of products and systems to automotive OEMs, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Our other products may also be subject to product liability claims or recalls. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

Our business may become subject to future product certification regulations, which may impair our ability to market our products.

We must obtain product certification from governmental agencies, such as the U.S. Environmental Protection Agency and the California Air Resources Board, to sell certain of our products in the United States. A significant portion of our future sales will depend upon sales of fuel management products that are certified to meet existing and future air quality and energy standards. We cannot assure you that our products will continue to meet these standards. The failure to comply with these certification requirements could result in the recall of our products, civil penalties or criminal penalties.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. There are a range of other technologies that could compete with fuel cell or alternative fuel technologies on which our automotive OEM business is currently focused, including electric and hybrid vehicles, and methanol-based fuel cell vehicles that require fuel reformation. Our success depends upon our ability to design, develop and market new or modified fuel cells and fuel cell systems, as well as fuel storage, fuel delivery and electronic control products for fuel cells and internal combustion engines. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements, and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

Changes in environmental policies could hurt the market for our products.

The market for alternative fuel and fuel cell vehicles and equipment, and the demand for our products are driven, to a significant degree, by local, state and federal regulations that relate to air quality, greenhouse gases and pollutants and require the purchase of motor vehicles and equipment operating on alternative fuels or fuel cells. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning their interest in alternative fueled and fuel cell powered vehicles or equipment. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products.

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

Uniform codes and standards do not currently exist for fuel cell systems, fuel cell components or for the use of hydrogen as a vehicle fuel. Establishment of appropriate codes and standards is a critical element to allow fuel cell system developers, fuel cell component developers, and hydrogen storage and handling companies to develop products that will be accepted in the marketplace.

All fuels, including hydrogen, pose significant safety hazards and hydrogen vehicles have not yet been widely used under “real-world” driving conditions. The establishment of appropriate codes and standards is required to ensure that certain characteristics of hydrogen are addressed and that hydrogen fuels are handled in a safe manner thereby ensuring that the fuel is safe to use by the car-driving public.

The development of fuel cell and hydrogen fuel applicable standards is being undertaken by numerous organizations, including the American National Standards Institute, the American Society of Mechanical Engineers, the European Integrated Hydrogen Project, the International Code Council, the International Standards Organization, the National Fire Protection Association, the National Hydrogen Association, the Society of Automotive Engineers, the Canadian Standards Association, the American National Standards Institute and the International Electrotechnical Commission. Given the number of organizations pursuing hydrogen and fuel cell codes and standards, it is not clear whether universally accepted codes and standards will result and, if so, when.

Although many organizations have identified as a significant priority the development of codes and standards, we cannot assure you that the resulting codes and standards would not materially affect our revenue or the commercialization of our products.

Provisions of Delaware law and of our charter and bylaws may make a takeover or change in control more difficult.

Provisions in our charter and bylaws and of Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors may oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. Our charter and bylaws contain the following types of provisions:

•	establishing a staggered board of directors, which makes it difficult for stockholders to change the composition of the board of directors in any one year;

•	reserving to the board of directors the exclusive right to change the number of directors and fill vacancies on the board of directors, which could make it more difficult for a third party to obtain control of the board of directors;

•	authorizing the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock, which could make it more difficult or expensive for a third party to obtain voting control;

•	establishing advance notice requirements for director nominations or other proposals at stockholder meetings;

•	prohibiting stockholder action by written consent, which could delay a third party from pursuing an acquisition; and

•	requiring the affirmative vote of holders of at least two-thirds of the outstanding voting stock to amend any provision in our charter or bylaws, and requiring the affirmative vote of 80% of the outstanding voting stock to amend certain provisions of our charter or bylaws, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change the management and board of directors of the combined company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading “Quantitative and Qualitative Disclosures About Market Risk” which is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is contained in the financial statements listed in Item 15(a) of this annual report under the caption “Financial Statements” and appear beginning on page F-1 of this annual report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers

Directors and Executive Officers

The names, ages and positions of our directors and executive officers as of June 30, 2003 are as follows:

Name	Age	Position
Alan P. Niedzwiecki	46	President; Chief Executive Officer; Director
Raymond W. Corbin	51	Chief Operating Officer
Timothy S. Gerken	32	Controller
Cathryn T. Johnston	37	Director of Communications and Corporate Support; Corporate Secretary
W. Brian Olson	39	Chief Financial Officer; Treasurer
Dale L. Rasmussen	53	Chairman of the Board; Director
Brian A. Runkel	41	Director
Scott Samuelsen	60	Director
Thomas J. Tyson	70	Director

Executive Officers

Alan P. Niedzwiecki has served as President and as one of our directors since February 2002 and was appointed as Chief Executive Officer in August 2002. Mr. Niedzwiecki served as Chief Operating Officer from November 2001 until he was appointed as Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology.

Raymond W. Corbin has served as Chief Operating Officer since March 2003. Mr. Corbin served as Executive Director of Alternative Fuel Programs from May 2000 through February 2003. From February 1997 until April 2000, Mr. Corbin worked for Calsonic Kansei Corporation, an automobile parts and accessories manufacturer. From June 1969 until February 1997, Mr. Corbin worked for General Motors. He has over 30 years of automotive experience in engines, emission systems, powertrain, exhaust systems and manufacturing. Mr. Corbin holds a B.S. in Mechanical Engineering from Kettering University (formerly General Motors Institute).

Timothy S. Gerken has served as Corporate Controller since October 2002. From April 2002 to September 2002, Mr. Gerken worked as a financial consultant. Mr. Gerken served as Director of Finance from June 1999 until April 2002. Prior to joining Quantum, Mr. Gerken served as IMPCO’s Manager of Financial Planning from June 1997 until June 1999. From June 1992 until June 1997, Mr. Gerken served as Senior Financial Analyst at Fluor Daniel, Inc., an engineering and construction firm. Mr. Gerken holds a B.B.A. in finance and accounting and an M.B.A. from the University of Notre Dame. Mr. Gerken is a Certified Financial Manager and a Certified Management Accountant.

Cathryn T. Johnston has served as Director of Communications and Corporate Support since September 2002 and became Corporate Secretary in November 2000. From June 2000 to September 2002, Ms. Johnston served as Director of Business Operations. From 1994 to June 2000, Ms. Johnston held various positions with IMPCO, including Manager of Business Administration, Manager of Program and Contracts Administration, and

Program Administrator for OEM programs. Prior to joining IMPCO in 1994, Ms. Johnston held several business administration positions in a variety of industries, including the residential building industry and the non-profit sector. Ms. Johnston received a B.A. in Developmental Psychology from the University of California, Santa Barbara and an M.B.A. from the University of California, Irvine.

W. Brian Olson has served as Chief Financial Officer and Treasurer since August 2002. From July 1999 to August 2002, Mr. Olson served as Treasurer, Vice President and Chief Financial Officer of IMPCO. He originally joined IMPCO in October 1994 and held various financial positions with IMPCO, including serving as Corporate Controller. Between November 1996 and April 1997, Mr. Olson served as manager of financial planning at Autobytel. Prior to joining IMPCO, Mr. Olson was with the public accounting firm of Ernst & Young LLP and its Kenneth Leventhal Group. Mr. Olson holds a B.S. degree in business and operations management from Western Illinois University and an M.B.A. degree in finance and economic policy from the University of Southern California. Mr. Olson is a Certified Financial Manager and a Certified Management Accountant.

Directors

Brian A. Runkel has served as director since July 2002. Since 1993, Mr. Runkel served as President of Runkel Enterprises, an environmental consulting firm. Mr. Runkel also serves as Executive Director of the California Environmental Business Council, a non-profit trade and business association representing the California environmental technology and services industries. He received a B.A. in International Relations from George Washington University, and a J.D. from Harvard Law School.

Dale L. Rasmussen has served as director since October 2000 and was appointed as Chairman of the Board in February 2002. Since April 1984, Mr. Rasmussen has held various positions at IMPCO, including his current position as Senior Vice President and Secretary since June 1989, as well as Vice President of Finance and Administration. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years at banks that were acquired by Key Bank and U.S. Bank. He received a B.A. in Business Administration and Economics from Western Washington University and he is a graduate of the Pacific Coast Banking School.

Scott Samuelsen has served as director since July 2002. Since 1970, Dr. Samuelsen has been a professor of Mechanical and Aerospace Engineering at the University of California, Irvine, where he serves as the Director of the National Fuel Cell Research Center and as the Director of the Advanced Power and Energy Program. He also leads the Pacific Rim Consortium on Energy, Combustion, and the Environment and serves as co-Chair of the California Stationary Fuel Cell Collaborative. Dr. Samuelsen holds B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of California, Berkeley.

Thomas J. Tyson has served as director since July 2002. Dr. Tyson currently serves as an external consultant to GE Energy & Environmental Research Corp., a developer of advanced technologies to control nitrogen oxide emissions. Dr. Tyson served as Chief Executive Officer of Energy & Environmental Research Corp. from 1980 until it was acquired by General Electric in 1999. From July 1999 to December 2001, Dr. Tyson served in various positions with GE Energy & Environmental Research Corp., including Chief Executive Officer and Director of Special Projects. Dr. Tyson received a M.S. in Nuclear Engineering from the University of California, Berkeley and holds a B.S. in Mechanical Engineering and a Ph.D. in Aeronautical Engineering from the California Institute of Technology.

Board of Directors

Our board of directors is currently comprised of five members. In accordance with our charter and bylaws, the terms of office of the board of directors are divided into three classes as nearly equal in size as possible with staggered three-year terms: Class I, whose term will expire at the annual meeting of stockholders in fiscal year 2006, Class II, whose term will expire at the annual meeting of stockholders in fiscal year 2004, and Class III, whose term will expire at the annual meeting of stockholders in fiscal year 2005. Our Class I director is

Brian Runkel, our Class II directors are Scott Samuelsen and Thomas Tyson, and our Class III directors are Alan Niedzwiecki and Dale Rasmussen. Pursuant to our strategic alliance with General Motors, we have agreed to appoint one individual nominated by General Motors to our board of directors. We also agreed that, during the term of the strategic alliance, we will continue to nominate one individual designated by General Motors to the proposed slate of directors to be presented to stockholders as necessary for General Motors to retain one seat on the board of directors. During the term of the strategic alliance, General Motors will also be entitled to appoint a non-voting “ex-officio” board member. As of the date of this annual report, General Motors has not presented a director nominee for stockholder vote. Pursuant to our agreement with General Motors, in October 2002 the board of directors approved the appointment of Wallace W. Creek as a board observer, with rights to receive notice of, and to attend, all meetings of the board of directors. The non-voting observer has no authority to exercise the powers of a director in the management of the company.

At each annual meeting of stockholders, the successors to the directors whose terms will then expire are elected to serve from the time of their election and qualification until the third annual meeting following their election and until their successors have been duly elected and qualified, or until their earlier resignation or removal. The classification of the board of directors could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of the company.

Committees of the Board of Directors

Compensation Committee.    The members of the compensation committee are Messrs. Rasmussen (Chair), Samuelsen and Tyson. The compensation committee reviews and makes recommendations to the board of directors concerning salaries and incentive compensation for our directors, officers and employees. The compensation committee also administers our 2002 Stock Incentive Plan.

Audit Committee.    The members of the audit committee are Messrs. Runkel, Samuelsen and Tyson (Chair). The audit committee reviews our internal accounting and auditing procedures, reviews our audit and examination results and procedures, consults with our management and our independent auditors prior to the presentation of our financial statements to our stockholders, and is responsible for the appointment, compensation and oversight of our independent auditors.

Nominating Committee.    The members of the nominating committee are Messrs. Niedzwiecki, Rasmussen (Chair) and Runkel. The nominating committee is responsible for recruiting and recommending candidates for membership on our board of directors.

Director Compensation

Each director who is not an employee is paid an attendance fee of $1,000, plus out-of-pocket expenses, for each board or committee meeting attended. In addition, the chairs of the audit, compensation and nominating committees are paid an annual fee of $3,000. Directors are eligible to participate in our 2002 Stock Incentive Plan. On July 25, 2002, each of Messrs. Runkel, Samuelsen and Tyson received a grant of options to purchase 20,000 shares of common stock, and Mr. Rasmussen received a grant of options to purchase 100,000 shares of common stock, each at an exercise price of $3.65 per share (which was the fair market value of the common stock on the date of grant). The options vest in equal annual increments over a four year period and expire ten years from the date of grant. Option grants to directors are at the discretion of management, and we have no specific plans regarding amounts to be granted to our directors in the future.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of Messrs. Rasmussen, Samuelsen and Tyson. None of our executive officers serves as a director or member of the compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2003 all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except as follows: (1) IMPCO, Ms. Johnston and Messrs. Corbin, Niedzwiecki, Rasmussen and Wiedmann filed Form 3 reports one business day after their filing deadline; (2) General Motors has not filed a Form 3 to report its ownership of more than 10% of our outstanding common stock; and (3) Mr. Rasmussen filed a Form 4 report one day late with respect to the sale of an aggregate of 70,000 shares of our common stock.

Item 11.    Executive Compensation.

Prior to our spin-off from IMPCO on July 23, 2002, we were a wholly-owned subsidiary of IMPCO and the compensation of the individuals named below was determined in accordance with policies established by IMPCO. The information concerning the annual and long-term compensation, including equity compensation, set forth below includes payments and equity compensation awards made for services rendered in all capacities to IMPCO and its subsidiaries prior to the spin-off and to Quantum after the spin-off.

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered for the fiscal years indicated for each individual who served as Chief Executive Officer during the last completed fiscal year and the other most highly compensated executive officers whose total salary and bonus for the fiscal year ended April 30, 2003 exceeded $100,000. These individuals are referred to as the “named executive officers” in this annual report.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Securities Underlying Options(2)	All Other Compensation
Alan P. Niedzwiecki(3) President and Chief Executive Officer	2003 2002 2001	$214,906 138,560 130,764	$50,000 10,000 5,000	160,000 40,000 7,500	$11,994 10,521 20,155	(4)

W. Brian Olson(5) Chief Financial Officer and Treasurer	2003 2002 2001	195,565 153,846 142,500	50,000 80,000 36,000	100,000 25,000 20,000	17,820 14,190 13,263	(6)

Raymond W. Corbin Chief Operating Officer	2003 2002 2001	197,475 195,000 184,725	20,000 — 11,000	40,000 — 5,000	14,876 14,632 18,526	(7)

Thomas K. Wiedmann(8) Director of Contract Services & Electronic Controls	2003 2002 2001	175,875 175,000 136,923	— — 7,000	40,000 — 3,035	13,757 16,336 15,491	(9)

(1)	Includes amounts deferred by executive officers pursuant to the IMPCO or Quantum Employee Savings Plan or the IMPCO Deferred Compensation Plan.
(2)

Consists of options granted under our 2002 Stock Incentive Plan or IMPCO’s incentive stock option plans. In connection with our spin-off from IMPCO, each outstanding option to purchase IMPCO common stock was converted into an adjusted IMPCO option and an option to purchase the same number of shares of

Quantum common stock. Please see “Employee Benefit Plans—Treatment of IMPCO Options in the Spin-Off” for a description of those option adjustments.
(3)	Mr. Niedzwiecki was appointed as President in February 2002 and as Chief Executive Officer in August 2002.
(4)	Includes a group term life insurance premium of $96, an automobile allowance of $10,892 and a matching contribution of $1,006 pursuant to the Quantum Employee Savings Plan.
(5)	Mr. Olson joined Quantum on August 27, 2002 and formerly served as Chief Financial Officer of IMPCO.
(6)	Includes a group term life insurance premium of $82, a matching contribution of $5,738 pursuant to the IMPCO Employee Savings Plan and an automobile allowance of $12,000.
(7)	Includes a group term life insurance premium of $147, an automobile allowance of $8,815 and a matching contribution of $5,914 pursuant to the Quantum Employee Savings Plan.
(8)	Mr. Wiedmann was Vice President of Research and Development until February 2003 and was designated as one of our executive officers until June 2003.
(9)	Includes a group term life insurance premium of $88, an automobile allowance of $8,400, and a matching contribution of $5,269 pursuant to the Quantum Employee Savings Plan.

Option Grants in Last Fiscal Year

The following table provides summary information regarding options to purchase our common stock granted to each of the named executive officers in fiscal year 2003. The table does not include Quantum options granted to the named executive officers as a result of the option adjustments made in connection with our spin-off from IMPCO. For a description of those option adjustments, please see “Employee Benefit Plans—Treatment of IMPCO Options in the Spin-Off” below.

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted in Fiscal Year (2)	Exercise Price Per Share (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Alan P. Niedzwiecki	160,000	13.2%	$3.65	7/25/12	$367,274	$930,746
W. Brian Olson	100,000	8.3	3.62	8/27/12	195,082	525,060
Raymond W. Corbin	40,000	3.3	3.65	7/25/12	91,819	232,686
Thomas K. Wiedmann	40,000	3.3	3.65	7/25/12	91,819	232,686

(1)	Options were granted at the fair market value of Quantum common stock on the date of grant and vest cumulatively at the rate of 25% on the first anniversary of the date of grant and 25% each year thereafter so that the employee is 100% vested after four years. However, the options will become fully vested upon the optionee’s retirement at or after age 62 following at least five years of continuous service with Quantum. Options may be exercised only while an optionee is employed by Quantum, or within thirty days following termination of such employment. If termination results from death or disability, options may be exercised within one year of the termination date. In no event may options be exercised more than ten years after the date of grant. In the event of a change of control, the board may in its sole discretion give all or certain optionees the right to exercise all or any portion of their unvested options. In addition, Messrs. Niedzwiecki, Olson and Corbin have agreements that provide for acceleration of vesting under certain conditions as described in “Employment Agreements and Change-in-Control Arrangements” below.
(2)	Based on an aggregate of 1,210,500 options granted to Quantum’s employees and directors during the 2003 fiscal year. The aggregate number of options does not include Quantum options granted solely as a result of the option adjustments made in connection with our spin-off from IMPCO.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of the future prices of our common stock.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning exercises of options to purchase our common stock during fiscal year 2003 and the value of unexercised options to purchase our common stock held by the named executive officers at the end of fiscal year 2003.

	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Alan P. Niedzwiecki	—	$—	3,000	204,500	$—	$—
W. Brian Olson	—	—	35,400	142,600	—	—
Raymond W. Corbin	—	—	2,000	43,000	—	—
Thomas K. Wiedmann	—	—	1,295	41,846	—	—

(1)	Calculated by determining the difference between the fair market value of the common stock underlying the options on the date each option was exercised and the exercise price of the options.
(2)	Calculated by determining the difference between the fair market value of the common stock underlying the options on April 30, 2003 and the exercise price of the options.

Employee Benefit Plans

Treatment of IMPCO Options in the Spin-off

On the date of our spin-off from IMPCO, each outstanding option to purchase IMPCO common stock was converted into two options: an option to purchase the same number of shares of IMPCO common stock covered by the original IMPCO option and an option to purchase the same number of shares of Quantum common stock. The exercise prices per share for each converted IMPCO option and Quantum option were adjusted in a manner so that:

•	the aggregate “intrinsic value” (which is the market value of the stock underlying the option, less the exercise price of that option, multiplied by the number of shares then covered by that option) after the distribution of the converted IMPCO option plus the intrinsic value of the new Quantum option was not greater than the intrinsic value of the original IMPCO option immediately prior to the distribution;

•	the ratio of the exercise price of the converted IMPCO option to the market value per share of IMPCO common stock after the distribution was not lower than the ratio of the exercise price of the original IMPCO option to the market value per share of IMPCO common stock immediately prior to the distribution; and

•	the ratio of the exercise price of the new Quantum option to the market value per share of Quantum common stock after the distribution was not lower than the ratio of the exercise price of the original IMPCO option to the market value per share of IMPCO common stock immediately prior to the distribution.

The terms of each converted IMPCO option and each new Quantum option (other than the exercise price and the number of shares) remained substantially the same as the original IMPCO options from which they were converted, except that the converted IMPCO options were amended to allow for vesting based on the continuation of the holder’s employment with either IMPCO or Quantum or their respective subsidiaries, as the case may be, and will give credit for continuous employment with IMPCO or Quantum or their respective subsidiaries prior to the distribution date. All of the Quantum options issued in connection with the distribution were non-qualified stock options. The vesting of each new Quantum option is subject to the same vesting schedule as the original IMPCO option and continuation of the holder’s employment with either IMPCO or Quantum or their respective subsidiaries, as the case may be, with credit given for continuous employment with IMPCO or Quantum or their respective subsidiaries, prior to the distribution date. The Quantum options granted with respect to each original IMPCO option were issued under our 2002 Stock Incentive Plan.

2002 Stock Incentive Plan

The purpose of our 2002 Stock Incentive Plan is to enhance our long-term stockholder value by offering our employees, directors, officers and consultants the opportunity to promote and participate in our growth and success, and to encourage these people to remain in our service and acquire and maintain stock ownership in Quantum. Our board of directors and sole stockholder approved and adopted the 2002 Stock Incentive Plan prior to the distribution. In November 2002, our public stockholders approved the 2002 Stock Incentive Plan. A total of 3,500,000 shares of common stock was initially reserved for issuance under the 2002 Stock Incentive Plan. The number of shares reserved for issuance under the 2002 Stock Incentive Plan increases annually beginning on the first day of our 2004 fiscal year by an amount equal to:

•	3% of the total number of shares outstanding as of that date; or

•	a lesser number of shares determined by our board of directors.

Of the annual increase in shares specified above, the lesser of 1,000,000 shares or the actual increase in shares shall be available for the grant of incentive stock options. No more than 600,000 shares under options can be granted to an individual optionee in any given fiscal year. We may grant up to an additional 400,000 shares, which will not count against the limit set forth in the previous sentence, in connection with an optionee’s initial commencement of service with Quantum.

The 2002 Stock Incentive Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to employees, including officers and employee directors. Non-qualified stock options and stock purchase rights may be granted to employees, including officers and directors, and to non-employee directors and consultants. Our board of directors, or a committee designated by the board, administers the 2002 Stock Incentive Plan and determines the terms of the options or stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the vesting and the form of consideration payable upon such exercise.

Optionees cannot transfer incentive stock options other than by will or the laws of descent and distribution. The terms of an option agreement may also permit the transfer of non-qualified stock options by gift or pursuant to a domestic relations order. During the lifetime of the optionee, each incentive stock option is exercisable only by the optionee. Upon termination of employment for any reason, other than death or disability, any options that have become exercisable prior to the date of termination will remain exercisable for thirty days from the date of termination, unless otherwise determined by the board of directors. If termination of employment was caused by death or disability, any options which have become exercisable prior to the date of termination will remain exercisable for twelve months from the date of termination. In no event may an optionee exercise the option after the expiration date of the term of the option set forth in the award agreement.

The exercise price of all incentive stock options granted under the 2002 Stock Incentive Plan must be at least equal to 100% of the fair market value of our common stock on the date of grant. Except for options granted in connection with the adjustment of outstanding IMPCO options, the exercise price of all non-qualified stock options granted under the 2002 Stock Incentive Plan must be at least equal to 85% of the fair market value of our common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all of our classes of stock, the exercise price of any incentive stock option granted must be at least equal to 110% of the fair market value of the common stock on the date of grant and the maximum term of these options must not exceed five years. The maximum term of an incentive stock option granted to any participant who does not own stock possessing more than 10% of the voting power of all of our classes of stock must not exceed ten years. The term of all other awards granted under the 2002 Stock Incentive Plan will be determined by the board of directors. The consideration payable upon exercise of the option may consist of cash, check, shares of common stock, the assignment of part of the proceeds from the sale of shares acquired upon exercise of the option (through a same-day sale and exercise procedure facilitated by a brokerage firm), loan or any combination of these forms of consideration.

The terms of options granted in connection with the adjustment of outstanding IMPCO options at the time of the distribution, including the exercise price and number of shares subject to the option, were determined as provided in the Employee Benefit Matters Agreement between us and IMPCO. Please see “—Treatment of IMPCO Options in the Spin-off” above and “Item 13.—Certain Relationships and Related Transactions” below for a description of the terms of the options granted in connection with the distribution.

In the event of any of the following, options under the 2002 Stock Incentive Plan will terminate and be cancelled, unless the successor corporation assumes or substitutes the options:

•	a dissolution, liquidation or sale of all or substantially all of our assets;

•	a merger or consolidation in which we are not the surviving entity;

•	a reverse merger in which we are the surviving entity but in which stock possessing more than 50% of the total combined voting power of our stock is transferred to a person or persons different from those who held our stock immediately prior to such merger; or

•	an acquisition of 50% or more of our stock by any individual or entity, including by tender offer or a reverse merger.

Our board of directors has the authority to provide for the full or partial automatic vesting and exercisability of some or all of the outstanding awards under the 2002 Stock Incentive Plan upon the occurrence of any of the above events.

Unless terminated sooner, the 2002 Stock Incentive Plan will automatically terminate on the tenth anniversary of its effective date. Our board of directors has the authority to amend, suspend or terminate the 2002 Stock Incentive Plan, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted and then outstanding under the 2002 Stock Incentive Plan.

401(k) Plan

We maintain a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code. All employees who are at least 21 years of age are eligible to participate in the plan on the first day of employment with Quantum. Participants may make pre-tax contributions to the plan of up to 15% of their eligible pay, subject to a statutorily prescribed annual limit. We may provide matching contributions in our discretion and match elective salary deferrals up to 3% of compensation. Individual participants may direct the trustee to invest their accounts in authorized investment alternatives.

Employment Agreements and Change-in-Control Arrangements

On August 1, 2002, we entered into an employment agreement with Alan Niedzwiecki as President and Chief Executive Officer. We amended the employment agreement with Mr. Niedzwiecki on February 10, 2003. The employment agreement, as amended, is for a term of three consecutive twelve month periods and provides for an annual base salary of $320,000, subject to annual increases. Mr. Niedzwiecki may also be granted an annual bonus at the discretion of the board of directors. If we terminate Mr. Niedzwiecki’s employment for any reason, (i) we will be obligated to pay a lump sum payment of the full amount of Mr. Niedzwiecki’s annual base salary and bonus remaining in the term of the agreement, (ii) the benefits specified in the agreement will continue for the remaining months of the fiscal year following the termination, and (iii) all stock options held by Mr. Niedzwiecki will automatically vest.

On September 1, 2002, we entered into an employment agreement with Brian Olson as Chief Financial Officer. We amended the employment agreement with Mr. Olson on February 10, 2003. The employment agreement, as amended, is for a term of three consecutive twelve month periods and provides for an annual base salary of $250,000, subject to annual increases. Mr. Olson may also be granted an annual bonus at the discretion of the board of directors. If we terminate Mr. Olson’s employment for any reason, (i) we will be obligated to pay a lump sum payment of the full amount of Mr. Olson’s annual base salary and bonus remaining in the term of the agreement, (ii) the benefits specified in the agreement will continue for a six month period following the termination, and (iii) all stock options held by Mr. Olson will automatically vest.

On March 3, 2003, we entered into an employment agreement with Ray Corbin as Chief Operating Officer. The employment agreement is for a term of two consecutive twelve month periods and provides for an annual base salary of $204,750, subject to annual increases. Mr. Corbin may also be granted an annual bonus at the discretion of the board of directors. If we terminate Mr. Corbin’s employment for any reason (i) we will be obligated to pay a lump sum payment of the full amount of Mr. Corbin’s annual base salary and bonus remaining in the term of the agreement, (ii) the benefits specified in the agreement will continue for a six month period following the termination, and (iii) all stock options held by Mr. Corbin will automatically vest.

Compensation Committee Report on Executive Compensation

During the fiscal year ended April 30, 2003, our compensation committee was responsible for establishing and administering the policies that govern the compensation of executive officers, including the named executive officers. Our compensation committee has furnished the following report on executive compensation for fiscal year 2003:

Compensation Philosophy

Compensation of the executive officers is designed to link compensation directly to the company’s growth and financial performance. Compensation consists of base compensation, a Bonus Incentive Plan and options under the Incentive Stock Option Plans. The objective of these three elements, taken together, is to provide reasonable base compensation and to retain, recognize and reward superior performance. The compensation philosophy also ensures that the Company provides a comprehensive compensation package that is competitive in the marketplace.

Base Salary

The base salaries of our executive officers (other than the Chief Executive Officer) are determined primarily on the basis of each executive officer’s responsibility, qualification and experience, as well as the general salary practices of peer companies with which we compete for executive talent. Our compensation committee relies on independent industry surveys to assess our salary competitiveness and salary range for each position. Our compensation committee reviews the base salaries of these executive officers at least annually in accordance with certain criteria determined primarily on the basis of certain factors which include: (i) individual performance, (ii) experience, (iii) the functions performed by the executive officer, and (iv) changes in the compensation peer group in which the Company competes for executive talent. The weight that our compensation committee places on such factors may vary from individual to individual and necessarily involves subjective determinations of individual performance.

Bonus Incentive Plan

Bonuses are paid pursuant to our Bonus Incentive Plan, in which certain executive officers participate. Each executive officer is eligible to receive a discretionary bonus based upon individual performance and upon our performance as a company. For the fiscal year ended April 30, 2003, our compensation committee evaluated the performance of, and set the bonuses payable to, our Chief Executive Officer and our other executive officers. The performance factors utilized by our compensation committee in determining whether bonuses should be awarded to our executive officers included the following: (i) increased profitability of the company, (ii) the executive officer’s overall individual performance during the year, and (iii) the desire of our board of directors to retain the executive officer in the face of competition for executive talent within the industry.

Stock Option Awards

We have granted stock options under our 2002 Stock Incentive Plan generally at prices equal to the fair market value of our common stock on the date of grant. Grants to executive officers are based on various subjective factors primarily relating to the executive officers’ responsibilities, their relative positions in the company, their expected future contributions and prior option grants, and are considered an integral component of total compensation. Our compensation committee believes granting options is beneficial to stockholders because it increases management’s incentive to enhance stockholder value. Grants were proposed by the Chief Executive Officer and reviewed by our compensation committee based on the individual’s overall performance. No specific quantitative weight was given to any particular performance measure. Our compensation committee believes that stock option grants are necessary to retain and motivate the company’s key employees.

CEO Compensation

Mr. Niedzwiecki’s base salary for the fiscal year ended April 30, 2003 was $320,000. His base salary was determined primarily based on an analysis of the company’s and Mr. Niedzwiecki’s performance and achievements, and a review of the compensation paid to the chief executive officers of peer companies. Mr. Niedzwiecki’s salary was not based on specific quantitative performance goals and achievements, but rather on the overall performance of the company and Mr. Niedzwiecki as determined by the compensation committee. Mr. Niedzwiecki’s base salary in 2003 increased by $130,000 and he was paid a $50,000 bonus under the Bonus Incentive Plan for fiscal year 2003.

Our chief executive officer participates in our 2002 Stock Incentive Plan. Mr. Niedzwiecki was awarded options to purchase 160,000 shares of our common stock during fiscal year 2003.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly-held corporation is limited to no more than $1 million per year. We are not presently affected by Section 162(m) because, for the fiscal year ended April 30, 2003, no executive officer’s compensation exceeded $1 million, and we do not believe that the compensation of any executive officer will exceed $1 million for the 2004 fiscal year. Options granted under our 2002 Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, compensation attributable to options granted under our 2002 Stock Incentive Plan and awarded to covered employees will not be subject to the compensation deduction limitations of Section 162(m).

The Compensation Committee:

Dale L. Rasmussen, Chair

Scott Samuelsen

Thomas J. Tyson

COMPARATIVE STOCK PERFORMANCE

The following performance graph compares the cumulative stockholder return on our common stock, assuming an initial investment of $100, for the period beginning on July 11, 2002 and ending on April 30, 2003, with the cumulative total return of a broad market index (Nasdaq Stock Market—CRSP Total Return Index) and an industry index (Nasdaq Trucking and Transportation Stock Index) for the same period. We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

Pursuant to the rules and interpretations of the SEC, the chart below is calculated using as the beginning measurement period the closing price of our common stock on July 11, 2002 (the first day of trading of our common stock on the Nasdaq National Market on a “when-issued” basis), which was $5.10. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Measurement Date	Quantum	Nasdaq Total Return Index	Nasdaq Trucking and Transportation Index
July 11, 2002	$100.00	$100.00	$100.00
April 30, 2003	$40.80	$110.60	$116.10

The foregoing report of the compensation committee of the board of directors on executive compensation and the performance graph that appears above shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act, or incorporated by reference in any document so filed.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table shows information about the beneficial ownership of our common stock as of June 30, 2003. It shows shares beneficially owned by each of the following:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and executive officers as a group.

We determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under those rules, if a person held options or warrants to purchase shares of our common stock that were currently exercisable or exercisable within 60 days of June 30, 2003 those shares are included in that person’s reported holdings and in the calculation of the percentage of our common stock owned. The percentage of beneficial ownership is based on 21,680,475 shares of common stock and 999,969 shares of Series B common stock outstanding as of June 30, 2003. General Motors owns 100% of the outstanding shares of our Series B common stock. To our knowledge, each person named in the table has sole voting and investment power over the shares listed by that person’s name, except where shown otherwise in the footnotes or where community property laws affect ownership rights. Except where shown otherwise, the address of each of the persons in this table is: c/o Quantum Fuel Systems Technologies Worldwide, Inc., 17872 Cartwright Road, Irvine, California 92614.

Name of Beneficial Owner	Shares		Percent
5% or Greater Stockholders:
General Motors Corporation(1)	4,513,408	(2)	19.9%
SAFECO Corporation(3)	2,100,000		9.3
Directors and Executive Officers:
Dale L. Rasmussen(4)	130,648		*
Brian A. Runkel(5)	5,000		*
Scott Samuelsen(6)	5,000		*
Thomas J. Tyson(7)	5,000		*
Alan P. Niedzwiecki(8)	43,955		*
W. Brian Olson(9)	65,200		*
Raymond W. Corbin(10)	12,000		*
Thomas K. Wiedmann(11)	11,295		*
All current directors and executive officers as a group (9 persons)(12)	270,608		1.2%

*	Represents less than 1%.

(1)	The address of General Motors Corporation is 300 Renaissance Center, Detroit, Michigan 48265.
(2)	The shares owned by General Motors include 999,969 shares of non-voting Series B common stock, which shares will convert on a one-for-one basis into shares of our common stock in the event General Motors transfers such shares to a person that is not controlled by or under common control with General Motors.
(3)

Based on information contained in the Schedule 13G/A filed on February 10, 2003 by SAFECO Corporation, SAFECO Asset Management Company and SAFECO Common Stock Trust, each of SAFECO Corporation and SAFECO Asset Management Company have shared voting and dispositive power with respect to 2,100,000 shares of our common stock, and SAFECO Common Stock Trust has shared voting and dispositive power with respect to 1,406,700 shares of our common stock. The shares reported by SAFECO Asset Management Company and SAFECO Corporation are owned beneficially by registered investment companies for which SAFECO Asset Management Company and SAFECO Corporation serve as investment advisors, and the shares represented in the table include the

1,406,700 shares reported as owned by SAFECO Common Stock Trust. Each of SAFECO Asset Management Company and SAFECO Corporation disclaim beneficial ownership of the shares reported. The address of SAFECO Asset Management Company is 601 Union Street, Suite 2500, Seattle, WA 98101; the address of SAFECO Corporation is SAFECO Plaza, Seattle, WA 98185; and the address of SAFECO Common Stock Trust is 4854 154th Place, NE, Redmond, WA 98052.

(4)	Includes 101,447 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(5)	Represents 5,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(6)	Represents 5,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(7)	Represents 5,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(8)	Includes 43,680 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(9)	Represents 65,200 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(10)	Represents 12,000 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(11)	Represents 11,295 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.
(12)	Includes an aggregate of 241,027 shares issuable upon exercise of outstanding options that are exercisable within 60 days after June 30, 2003.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under our equity compensation plans, including compensation plans that were approved by our stockholders as well as compensation plans that were not approved by our stockholders. Information in the table is as of April 30, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,402,869	$3.97	1,097,131	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,402,869	3.97	1,097,131

(1)	Represents shares available for issuance under our 2002 Stock Incentive Plan as of April 30, 2003. Our 2002 Stock Incentive Plan contains an evergreen formula pursuant to which on May 1 of each year, the aggregate number of shares reserved for issuance under the plan will increase by a number of shares equal to 3% of the outstanding shares on April 30 of the preceding year. On May 1, 2003, an additional 650,414 shares became available under this plan pursuant to the evergreen provision.

Changes in Control

On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc., an Alberta corporation, which provides for a share exchange whereby shares of our common stock will be issued in consideration for all of the issued and outstanding shares of Global pursuant to a Plan of Arrangement that will be submitted for approval by the Court of Queen’s Bench of Alberta, Canada. The Combination Agreement is subject to approval of the transaction by the holders of common stock of each of Quantum and Global, including approval of the amendment and restatement of our Amended and Restated Certificate of Incorporation by holders of our common stock in order increase our authorized capital stock. The Combination is also subject to the receipt of required government and regulatory approvals, including approval by the Court of Queen’s Bench of Alberta and approval of Nasdaq for listing of the shares of our common stock to be issued pursuant to the proposed combination.

If the Combination and the transactions contemplated thereby receive the necessary approvals, Global will become a consolidated subsidiary of Quantum. Under the terms of the Plan of Arrangement, Global common shareholders (other than dissenting shareholders) will receive between 0.835 and 1.020 shares of Quantum common stock for each Global common share, depending on the exchange ratio in effect at the time the Combination is completed. The exchange ratio will be determined by dividing $2.628378 by the 20-day volume-weighted average Quantum stock price ending three days prior to the meeting at which Global common shareholders vote on the Combination; however, the exchange ratio will not be greater than 1.020 nor less than 0.835. Accordingly, if our 20-day volume-weighted average stock price is:

•	greater than $3.15, the exchange ratio will be 0.835;

•	less than $2.57, the exchange ratio will be 1.020; and

•	between $2.57 and $3.15, Global common shareholders will receive approximately $2.6284 of Quantum common stock for each Global common share held.

If the Combination is completed, Global common shareholders will own between 52% and 57% of the shares of our outstanding common stock (depending on the exchange ratio in effect at the time of completion of the Combination).

Item 13.    Certain Relationships and Related Transactions.

Prior to our spin-off from IMPCO, each of our executive officers served as an officer or employee of IMPCO and/or its other subsidiaries. In acting on our behalf, these officers considered not only the short-term and long-term impact of operating decisions on our business, but also the impact of such decisions on the business of IMPCO. One of our directors, Dale Rasmussen, remains employed by IMPCO and will continue to serve as IMPCO’s Senior Vice President and Secretary.

During the 2003 fiscal year, we had revenue of approximately $94,000 for products and services sold to IMPCO, and we purchased approximately $482,000 in products and services from IMPCO.

In December 2002, we entered into indemnification agreements with each of our directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our charter, as well as certain additional procedural protections.

Agreements with IMPCO

In connection with the contribution of assets by IMPCO to us immediately prior to the spin-off, IMPCO contributed $15.0 million in cash and assumed $8.6 million of our outstanding debt. In connection with the distribution, we entered into a Contribution and Distribution Agreement and several ancillary agreements with IMPCO that define our ongoing relationship after the distribution and allocate tax, employee benefits and certain other liabilities and obligations arising from periods prior to the distribution date. We entered into these agreements with IMPCO while we were still a wholly-owned subsidiary of IMPCO and, while we believe the terms of these agreements reflect arms’ length transactions, these agreements may not be the same as would have been obtained through negotiations with an unaffiliated third party. Each of these agreements has been filed as an exhibit to our annual report on Form 10-K for the 2002 fiscal year. The following description is only a summary and is qualified by reference to the filed exhibits.

Contribution and Distribution Agreement

Quantum entered into a Contribution and Distribution Agreement with IMPCO which provides for, among other things, certain corporate transactions required to effect the distribution and other arrangements among us and IMPCO subsequent to the distribution. The agreement provided that IMPCO would transfer to us the assets constituting IMPCO’s automotive OEM business. The agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to place financial responsibility on each of us and IMPCO for the liabilities of its respective business.

Under the agreement, if we or IMPCO act or fail to act in a manner which causes the distribution to fail to qualify under Section 355 of the Internal Revenue Code or causes Section 355(e) of the Internal Revenue Code to apply to the distribution, we or IMPCO will indemnify the other for any tax liability arising from such failure or application.

We and IMPCO have agreed to a non-competition arrangement under the Contribution and Distribution Agreement whereby each party will be restricted from engaging in competitive activities with the other party for a period of three years. Each party will refrain from directly competing with the retained businesses of the other party in such other party’s designated market (including such party’s OEM market) and/or aftermarket and from engaging in business with specified competitors of the other party. Additionally, IMPCO will refrain from engaging in business with Quantum’s OEM customers specified in the agreement for a three-year period.

Under the Contribution and Distribution Agreement, IMPCO has retained rights to use, on a royalty-free basis, the existing technology for our TriShield tanks, and to manufacture tanks using such technology, in certain markets, which include the automotive aftermarket, bus and truck aftermarket, the industrial aftermarket for vehicles with internal combustion engines, and the bus and truck and industrial OEM markets for vehicles with internal combustion engines. Subject to the non-competition restrictions discussed above, we will be free to commercialize our TriShield tanks in other markets, including the worldwide OEM market for Class 1 through 5 vehicles which are powered by fuel cell applications on an exclusive basis, the OEM market in the United States and Canada for Class 1 through 5 vehicles with internal combustion engines (other than diesel vehicles) on an exclusive basis and in all other countries on a non-exclusive basis, the worldwide OEM market in the United States and Canada for Class 6 vehicles on a non-exclusive basis, the worldwide market for components, systems and subsystems for fuel cell applications on an exclusive basis, the worldwide industrial OEM market for vehicles powered by fuel cell applications on an exclusive basis, and the worldwide industrial aftermarket for vehicles powered by fuel cell applications on an exclusive basis. Each party has a right to use the modifications and improvements made by the other party to such TriShield technology, if any, on a royalty-bearing basis at reasonable commercial rates in the designated market for such party. These rights will last for a minimum period of five years from the date of the distribution.

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

Employee Benefit Matters Agreement

We entered into an Employee Benefit Matters Agreement with IMPCO pursuant to which we agreed to create independent retirement and other employee benefit plans that are substantially similar to IMPCO’s existing retirement and other employee benefit plans. Under the agreement and effective immediately after the distribution, IMPCO transferred the assets and liabilities of its existing 401(k) retirement and other benefit plans related to our employees to the comparable Quantum benefit plans. Generally, following the distribution, IMPCO ceased to have any continuing liability or obligation to our current employees and their beneficiaries under any of IMPCO’s benefit plans, programs or practices.

Pursuant to the Employee Benefit Matters Agreement, all IMPCO stock options that were outstanding on the record date and that had not been exercised prior to the distribution date were converted into two stock options: (i) an option to purchase the number of previously-unexercised IMPCO stock options as of the record date, and (ii) an option to purchase a number of shares of our common stock equal to the number of previously-unexercised IMPCO stock options times a fraction, the numerator of which is the total number of shares of our common stock distributed to IMPCO stockholders in the distribution and the denominator of which is the total number of IMPCO shares outstanding on the record date for the distribution.

Tax Allocation and Indemnification Agreement

We and IMPCO entered into a Tax Allocation and Indemnification Agreement, which allocates tax liabilities between us and IMPCO and addresses certain other tax matters such as responsibility for filing tax returns and the conduct of audits and other tax proceedings for taxable periods before and after the distribution date. IMPCO will be responsible for and will indemnify us against all tax liabilities relating to the assets and entities that constitute IMPCO and its subsidiaries, and we will be responsible for and will indemnify IMPCO against all tax liabilities relating to the assets and entities that constitute our business. In addition, we generally will indemnify IMPCO for all tax liabilities arising if the contribution is not tax-free, other than tax liabilities arising in connection with our assumption of certain IMPCO liabilities.

Transition Services Agreement

We entered into a Transition Services Agreement with IMPCO pursuant to which IMPCO provided us with various administrative services. Those services included employee benefits administration, affirmative action and immigration administration, and payroll processing. We paid fees to IMPCO for services provided in amounts based on IMPCO’s loaded costs incurred in providing such services. This agreement expired on January 23, 2003; however, IMPCO continues to share certain investor relations services with us. Since our spin-off from IMPCO, Dale Rasmussen, IMPCO’s Senior Vice President, has provided these investor relations services to us, for which we have made payments to IMPCO of an aggregate $243,106 for salary, overhead and related expenses. Of this amount, Mr. Rasmussen has received $68,750 from IMPCO as a portion of Mr. Rasmussen’s annual salary from IMPCO. Mr. Rasmussen is also a member of our board of directors.

Strategic Alliance Agreement

We entered into a Strategic Alliance Agreement with IMPCO pursuant to which we will work with IMPCO in identifying and conducting research and development programs of mutual interest. As part of such research and development activities, we may develop, solely or jointly with IMPCO, technology that is owned solely by us or jointly with IMPCO. The other purpose of this relationship is to provide IMPCO access to our advanced technologies, including the CNG storage tanks, fuel injectors, in-tank regulators and other products for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets.

Agreements with General Motors

We have entered into a strategic alliance with General Motors regarding the development of fuel cell systems. Under the terms of the strategic alliance, General Motors acquired shares of our stock representing 19.9% of our issued and outstanding capital stock following the distribution. We entered into the agreements described below with General Motors in connection with the alliance. Each of these agreements has been listed as an exhibit to this annual report. The following description is only a summary and is qualified by reference to the filed exhibits.

Corporate Alliance Agreement

The Corporate Alliance Agreement between us and General Motors serves to formalize our agreement to work together to advance and commercialize, on a global basis, fuel cell systems and the market for fuel cells to be used in transportation, mobile, stationary and portable applications. The Corporate Alliance Agreement became effective upon the distribution and has a term of ten years. The agreement provides that:

•	General Motors is obligated to actively support, endorse and recommend us to its customer base;

•	General Motors will assist and provide guidance with respect to our directed research and development of fuel cell applications;

•	we will appoint one individual nominated by General Motors to our board of directors prior to or promptly after the distribution, and thereafter during the term of the agreement we will continue to nominate one individual designated by General Motors to our proposed slate of directors to be presented to our stockholders as necessary for General Motors to retain one seat on our board of directors;

•	General Motors will be entitled to appoint an “ex-officio” board member with non-voting capacity during the term of the agreement;

•	we committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products; and

•	beginning three years after the effective date of the agreement, we will pay General Motors a percentage of gross revenue derived from sales of applications developed under the strategic alliance.

We retain the ownership of our existing technology and we and General Motors will jointly own technology that is jointly created under the alliance. We are free to use jointly created technologies in certain aspects of its business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties. Under the agreement, General Motors has a right of first refusal in the event that we propose to sell, or otherwise transfer our fuel cell-related intellectual property contemplated under the Corporate Alliance Agreement. In the event that we decide to discontinue operations or are deemed insolvent, General Motors has the right to purchase the intellectual property contemplated under the Corporate Alliance Agreement at a price to be determined by an independent appraisal firm approved by both us and General Motors.

Stock Transfer Agreement

We entered into a Stock Transfer Agreement pursuant to which we agreed to issue to General Motors shares of our Series A common stock representing 19.9% of our total issued and outstanding capital stock after the distribution. We issued the Series A common stock immediately following the distribution. The Series A common stock automatically converted into common stock upon the closing of our public offering of common stock in January 2003.

We also agreed that, subject to limited exceptions, we would not issue any stock in a private placement transaction without the prior written consent of General Motors.

Registration Rights Agreement

We entered into a Registration Rights Agreement with General Motors pursuant to which General Motors may demand that we file a registration statement under the Securities Act, covering some or all of our common stock General Motors would receive upon conversion of its Quantum Series A common stock. General Motors may make this demand any time after the earlier of three years following the distribution or six months after the effective date of our first registration statement for a public offering of its securities to the general public, which was January 16, 2003. We are not required to effect more than two demand registrations nor are we required to effect a registration if the requested registration would have an aggregate offering price to the public of less than $20 million. In an underwritten offering, the managing underwriter of any such offering has the right to limit the number of registrable securities to be included in the registration statement.

General Motors also has “piggyback” registration rights. If we propose to register any of our equity securities under the Securities Act, other than pursuant to the demand registration rights described above or certain excluded registrations, General Motors may require us to include all or a portion of our registrable securities in the registration and in any related underwriting. Further, if we are eligible to effect a registration on Form S-3, General Motors may demand that we file a registration statement on Form S-3 covering all or a portion of General Motors’ registrable Quantum securities, provided that the registration has an aggregate offering price of at least $10 million. We will not be required to effect more than two such registrations in any twelve month period. In general, we will bear all fees, costs and expenses of such registrations, other than underwriting discounts and commissions. We also agreed to take such reasonable actions as are necessary to make Rule 144 available to General Motors for the resale of its registrable securities without registration under the Securities Act.

Master Technical Development Agreement

Under the terms of the Master Technical Development Agreement with General Motors, we have agreed to work with General Motors to facilitate the integration, interface, and optimization of General Motors’ fuel cell systems with our gaseous fuel storage and handling modules. To that end, the agreement provides for the establishment of joint Quantum/General Motors technical teams to implement statements of work with respect to the development of fuel cell applications. In addition, the agreement provides that both Quantum and General Motors will license their fuel cell-related technologies to each other for the purpose of developing, manufacturing and selling the fuel cell applications developed under the strategic alliance.

Item 14.    Controls and Procedures.

Within the 90 days prior to the filing of this annual report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information required to be included in this annual report.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

All other schedules are omitted because the information is not applicable or is not material, or because the information is included in the financial statements or the notes thereto.

(3)  Exhibits:

Exhibit Number	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto)(1)

2.2	Combination Agreement between Global Thermoelectric, Inc. and the Registrant, dated April 8, 2003(2)

2.3	First Amendment to Combination Agreement between Global Thermoelectric Inc. and the Registrant, dated June 27, 2003

3.1	Amended and Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated By-laws of the Registrant

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration on Form 10 (File No. 0-49629) and incorporated herein by reference)

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.6

Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-96923) on July 23, 2002, and incorporated herein by reference)*

10.7†	Corporate Alliance Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.8	Master Technical Development Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

Exhibit Number	Description

10.9	Stock Transfer Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.10	Registration Rights Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.11	Lease between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc. as Lessee, dated August 18, 1997(4)

10.12	Lease dated as of March 31, 2000 by and between IMPCO Technologies, Inc. and Braden Court Associates(5)

10.13

Memorandum of Understanding and Teaming Agreement, dated May 22, 2000 between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (previously filed as Exhibit 10.14 to the Registrant’s Registration on Form 10 (File No. 0-49629) and incorporated herein by reference)

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion(1)

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation(1)

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation(1)

10.17	Amendment to Lease Agreement, dated October 18, 2000, among, the Registrant, IMPCO Technologies, Inc. and Braden Court Associates(1)

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. Klein Investments Family Limited Partnership(1)

10.19	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki(6)*

10.20	Employment Agreement, dated September 1, 2002, between the Registrant and William B. Olson(6)*

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(7)

10.22	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin*

10.23	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki.*

10.24	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson.*

10.25	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson.*

10.26	Share Put and Dividend Guarantee Agreement, dated June 27, 2003, between the Registrant and Enbridge Inc.

10.27	Assumption Agreement, dated June 27, 2003, between the Registrant and Enbridge Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.
(1)	Incorporated by reference to the annual report on Form 10-K of the Registrant for the fiscal year ended April 30, 2002.
(2)	Incorporated by reference to the current report on Form 8-K of the Registrant filed on April 9, 2003.

(3)	Incorporated by reference to Amendment No. 1 to the registration statement on Form S-3 (No. 333-63726) of IMPCO Technologies, Inc., filed with the Commission on July 9, 2001.
(4)	Incorporated by reference to the annual report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998.
(5)	Incorporated by reference to the annual report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000.
(6)	Incorporated by reference to the quarterly report on Form 10-Q of the Registrant for the quarter ended July 31, 2002.
(7)	Incorporated by reference to the registration statement on Form S-1 (No. 333-101668) of the Registrant, filed on December 5, 2002.

(b)  Reports Filed on Form 8-K

We filed a report on Form 8-K on April 9, 2003 disclosing our execution of the Combination Agreement dated April 8, 2003 with Global Thermoelectric Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. as of April 30, 2002 and 2003, and the related statements of operations, changes in invested and stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Fuel Systems Technologies Worldwide, Inc. at April 30, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Long Beach, California

June 18, 2003

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

BALANCE SHEETS

	April 30
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$177,414	$11,538,873
Accounts receivable less $40,000 allowance for doubtful accounts for each period	4,494,328	5,572,625
Inventories	9,626,616	6,025,902
Other current assets	87,713	364,385

Total current assets	14,386,071	23,501,785
Equipment and leasehold improvements, net	13,419,353	10,884,032
Intangible asset	—	15,319,480
Other assets	354,000	1,246,984

Total assets	$28,159,424	$50,952,281

LIABILITIES AND INVESTED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761,294	$4,036,960
Accrued liabilities	2,186,396	3,826,258
Line of credit	8,625,000	—
Current maturities of capital leases	188,832	138,794

Total current liabilities	17,761,522	8,002,012
Capital lease obligations, less current portion	127,355	—
Commitments and contingencies
Invested equity and stockholders’ equity:
Invested equity	10,270,447	—
Preferred stock, par value $.001 per share, 15,000,000 shares authorized at April 30, 2002; 20,000,000 shares authorized at April 30, 2003; 0 issued and outstanding at April 30, 2002 and 2003	—	—
Series A common stock, $.001 par value, none authorized at April 30, 2002; 12,000,000 shares authorized at April 30, 2003; 0 issued and outstanding at April 30, 2002 and 2003	—	—
Series B common stock, $.001 par value, none authorized at April 30, 2002; 6,000,000 shares authorized at April 30, 2003; 0 issued and outstanding at April 30, 2002; 999,969 issued and outstanding at April 30, 2003	—	1,000
Common stock, $.001 par value, 35,000,000 authorized at April 30, 2002; 42,000,000 authorized at April 30, 2003; 1,000 issued and outstanding at April 30, 2002; 21,680,475 issued and outstanding at April 30, 2003	1	21,680
Additional paid-in-capital relating to common stock	99	56,437,797
Accumulated deficit	—	(13,510,208)

Total invested equity and stockholders’ equity	10,270,547	42,950,269

Total liabilities and invested equity and stockholders’ equity	$28,159,424	$50,952,281

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

STATEMENTS OF OPERATIONS

	Year Ended April 30
	2001	2002	2003
Net revenue:
Product sales	$15,447,389	$15,517,198	$15,832,919
Contract revenue	7,910,540	7,886,097	7,806,486

Total revenue	23,357,929	23,403,295	23,639,405
Costs and expenses:
Cost of product sales	19,452,343	25,581,284	18,471,425
Research and development	26,686,691	32,656,683	14,255,233
Selling, general and administrative	7,458,991	8,063,421	9,248,791

Total costs and expenses	53,598,025	66,301,388	41,975,449
Operating loss	(30,240,096)	(42,898,093)	(18,336,044)
Interest expense	4,167	488,442	114,178
Other income	—	9,555	253,561
Provision for income taxes	—	800	800

Net loss	$(30,244,263)	$(43,377,780)	$(18,197,461)

Basic and diluted loss per share		$(3.07)	$(1.00)

Number of shares used in the basic and diluted per share calculation		14,142,036	18,153,059

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

STATEMENTS OF CHANGES IN INVESTED EQUITY AND STOCKHOLDERS’ EQUITY

		Preferred Stock		Series A Common Stock		Series B Common Stock		Common Stock
	Invested Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In-Capital Relating to Common Stock	Accumulated Deficit	Total Invested and Stockholders’ Equity
Balance at April 30, 2000	$19,357,363											$19,357,363
Net transfers from IMPCO	34,878,507											34,878,507
Net loss	(30,244,263)											(30,244,263)

Balance at April 30, 2001	$23,991,607	—	—	—	—	—	—	—	—	—	—	$23,991,607
Net transfers from IMPCO	29,656,620											29,656,620
Issuance of common stock to IMPCO								1,000	1	99		100
Net loss	(43,377,780)											(43,377,780)

Balance at April 30, 2002	$10,270,447	—	—	—	—	—	—	1,000	$1	$99	—	$10,270,547
Net transfers from IMPCO prior to distribution	2,625,970											2,625,970
Net loss prior to distribution	(4,687,253)											(4,687,253)
Cash contribution from IMPCO upon distribution	15,000,000											15,000,000
Assumption of line of credit by IMPCO	8,625,000											8,625,000
Conversion of Invested Equity to Stockholders’ Equity upon distribution	(31,834,164)							14,141,036	14,141	31,820,023		—
Issuance of Series A common stock	—			3,513,439	3,513					14,225,915		14,229,428
Issuance of warrants	—									163,875		163,875
Issuance of common stock	—							4,025,000	4,025	7,978,955		7,982,980
Conversion of Series A common stock	—			(3,513,439)	(3,513)			3,513,439	3,513			—
Issuance of Series B common stock	—					999,969	1,000			2,248,930		2,249,930
Net loss subsequent to distribution	—										(13,510,208)	(13,510,208)

Balance at April 30, 2003	$—	—	$—	—	$—	999,969	$1,000	21,680,475	$21,680	$56,437,797	$(13,510,208)	$42,950,269

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(30,244,263)	$(43,377,780)	$(18,197,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,687,401	2,903,035	4,766,112
Non-cash restructuring charge	—	277,760	—
Non-cash stock compensation charge	—	—	163,875
Gain on disposal of equipment and leasehold improvements	—	—	(133,718)
Changes in operating assets and liabilities:
Accounts receivable	(459,439)	5,196,869	(1,078,297)
Inventories	(393,395)	(500,618)	3,600,714
Other assets	(853,633)	850,656	(1,169,656)
Accounts payable	3,416,929	88,199	(2,724,333)
Accrued liabilities	1,087,652	35,973	1,639,862

Net cash used in operating activities	(25,758,748)	(34,525,905)	(13,132,902)

Cash flows from investing activities:
Proceeds from sale of equipment and leasehold improvements	50,089	77,785	146,300
Purchases of equipment and leasehold improvements	(9,146,546)	(3,471,134)	(1,083,496)

Net cash used in investing activities	(9,096,457)	(3,393,349)	(937,196)

Cash flows from financing activities:
Payments on capital lease obligations	(20,770)	(189,352)	(177,393)
Borrowing under line of credit	—	8,625,000	—
Net advances from IMPCO prior to distribution	34,878,507	29,656,721	2,625,970
Proceeds from issuance of common stock	—	—	7,982,980
Contributions from IMPCO upon distribution	—	—	15,000,000

Net cash provided by financing activities	34,857,737	38,092,369	25,431,557

Net increase in cash and cash equivalents	2,532	173,114	11,361,459
Cash and cash equivalents at beginning of year	1,768	4,300	177,414

Cash and cash equivalents at end of year	$4,300	$177,414	$11,538,873

Supplemental schedule of non-cash activity:
Assets acquired under capital leases	$298,893	$227,415	$—
Issuance of Series A and Series B common stock recorded as intangible asset	—	—	16,479,358
Assumption of line of credit by IMPCO	—	—	8,625,000
Conversion of owner’s net investment to stockholders’ equity	—	—	31,834,164
Issuance of warrants	—	—	163,875

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2003

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

On October 13, 2000, the Company was incorporated in Delaware as a wholly-owned subsidiary of IMPCO. On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO (the Distribution) based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. The Company’s authorized capital stock consists of 20,000,000 shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 60,000,000 shares of common stock, par value $0.001 per share, 22,680,444 shares issued and outstanding. Of the 60,000,000 authorized shares of common stock, 12,000,000 are designated as Series A common stock and 6,000,000 are designated as Series B common stock.

On July 23, 2002, the date of the Distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 6 and Note 11, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and General Motors. The Company’s accumulated deficit of $13,510,208 represents its operating results from the Distribution date to April 30, 2003.

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

The financial statements prior to the Distribution date have been derived from the financial statements and accounting records of IMPCO using the historical results of operations and historical basis of the assets and liabilities of the Company’s Businesses. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during those periods.

The financial statements prior to the Distribution date include allocations of certain IMPCO corporate headquarters’ assets, liabilities, and expenses relating to the Company’s Businesses that were transferred to the Company from IMPCO. General corporate overhead was allocated either based on the ratio of the Company’s headcount to IMPCO’s total headcount, on the Company’s revenue as a percentage of IMPCO’s total revenue, or specifically identified costs for the Company. General corporate overhead primarily includes salary and expenses for the executive management, finance, legal, human resources, information services and investor relations

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

departments and amounted to approximately $3,117,000, $3,209,000 and $0 in 2001, 2002 and 2003, respectively. Following the spin-off, the Company is performing these functions using its own resources or purchased services.

The financial statements prior to the Distribution date also include an allocation from IMPCO to fund a portion of the costs of research conducted by the Company. This allocation was based on management’s determination of which corporate projects were related to the specific intellectual property that was transferred to the Company as part of the Contribution. This allocation amounted to approximately $5,601,000 for fiscal 2001. Beginning in fiscal year 2002, the Company satisfied its research requirements using its own resources or through purchased services.

IMPCO used a centralized approach to cash management and the financing of its operations. Cash deposits from the Company’s Businesses were transferred to IMPCO on a regular basis and were netted against the owner’s net investment account. As a result, none of IMPCO’s cash or debt at the corporate level was allocated to the Company in the financial statements. Changes in invested equity represents any funding required from IMPCO for working capital, acquisition or capital expenditure requirements after giving effect to the Company’s transfers to or from IMPCO of its cash flows from operations. Until May 2001, the Company had been funded by IMPCO with no debt obligations being transferred to the Company except for capital leases.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting business. Prior to the Distribution date, the Company used cash generated from IMPCO’s operations, bank financings and investments to fund capital expenditures and research and development, as well as to invest in and operate existing operations and new businesses. Until fiscal year 2002, the Company was funded entirely from IMPCO in the form of equity investments. In fiscal year 2002, the Company and IMPCO were co-borrowers of a $12 million Bank of America debt facility. Prior to the Distribution, IMPCO made an additional capital investment of $23.6 million into the Company, which consisted of the assumption of the $8.6 million outstanding under the debt facility plus a cash infusion of $15 million. On January 23, 2003, the Company completed a public equity offering of 3,500,000 shares of common stock at a price of $2.25 per share for $7.9 million in gross proceeds. The Company also granted the underwriters a 30-day option to purchase up to an additional 525,000 shares of common stock at the public offering price, less the underwriting discount, to cover any over-allotments. On January 31, 2003, the underwriters exercised their option to purchase 525,000 additional shares of common stock at a price of $2.25 per share for $1.2 million in gross proceeds.

It is currently anticipated that the Company will require additional sources of financing in order to capitalize on opportunities that management believes to exist in the emerging fuel cell market. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. No assurance can be given that such additional sources of financing will be available on acceptable terms, if at all. Without the additional financing, the Company will be required to delay, reduce the scope of and eliminate one or more of its research and development projects; significantly reduce its capital expenditures; and/or retrench its efforts to meeting short-term production goals. The Company’s management believes that its existing working capital is sufficient to fund its planned operations through at least April 30, 2004.

Interest Expense

The Company’s financial statements include interest expense totaling $4,167, $488,442 and $114,178 in 2001, 2002 and 2003, respectively. Until 2001, the Company was funded entirely through investments from IMPCO, who for a significant portion of that period funded the Company from its operations or equity proceeds. It was management’s intention of both companies that these advances were interest-free and would never be

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

repaid. These advances were forgiven as part of the Distribution. The interest expense reflected in the statement of operations is due to the Company’s capital lease obligations and, for the fiscal years ending April 30, 2002 and 2003, debt specifically entered into by the Company. Below is the detailed schedule of IMPCO’s Invested Equity to the date of the Distribution (in thousands).

	Year Ended April 30		Period from May 1 to July 23,
	2001	2002	2002
Balance at beginning of period	$19,357	$23,992	$10,270
Allocation of Costs from IMPCO	3,117	3,209	—
Net Intercompany Purchases (Sales)	76	127	1
Cash Transfers from IMPCO	31,686	26,320	26,250
Net loss	(30,244)	(43,378)	(4,687)
Conversion of Invested Equity to stockholders’ equity(1)	—	—	(31,834)

Balance at end of period	$23,992	$10,270	$—

Average balance	$22,825	$16,664	$21,053

(1)	Invested Equity was converted to stockholders’ equity as part of the Distribution on July 23, 2002.

Income Taxes

The Company’s income taxes were calculated on a separate tax return basis for the period prior to the spin-off. However, IMPCO was managing its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed as a stand-alone entity prior to the spin-off.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassification

Certain reclassifications have been made to fiscal year 2002 amounts to conform to the fiscal year 2003 presentation.

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

assets, useful lives for depreciation periods of tangible assets, provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized on product sales when goods are shipped in accordance with the Company’s shipping terms and collectability is reasonably assured. Contract revenue for customer funded research and development is principally recognized by the percentage of completion method. Amounts expected to be realized on contracts are based on the Company’s estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Percentage of completion is determined based on costs incurred as a percentage of total estimated costs at completion. Also, the Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

Research and Development Costs

Research and development costs are charged to expense as incurred. Prior to the Distribution, this line item includes an allocation from IMPCO for the costs of research conducted by IMPCO (see Note 1). Equipment used in research and development with alternative future uses is capitalized and only the current period depreciation is charged to research and development.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying value because of the short-term maturity of these instruments.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Intangible Asset

The issuance of shares related to the Company’s strategic alliance with General Motors has been recorded at the estimated fair market value on the date of the Distribution, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the Emerging Issues Task Force during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.” The intangible asset is carried at cost less accumulated amortization. The Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations on a per unit sold accrual rate in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company has not experienced any significant changes in the business climate or in the use of assets that would require the Company to write-down the value of the assets recorded in the balance sheet.

Income Taxes

Prior to the date of Distribution, the Company’s operations have been included in IMPCO’s consolidated income tax returns. Income tax expense in the Company’s financial statements has been calculated on a separate tax return basis.

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the Company’s lack of history of earnings, the Company has established a valuation allowance for its deferred tax assets.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation,” which established accounting and reporting standards for stock based compensation plans effective after fiscal year 1996. SFAS 123 encourages entities to adopt the fair value based method of accounting; however, it also allows an entity to continue to measure compensation cost using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. Such entities who elect to remain on the “intrinsic value based” method must make certain pro forma disclosures as if the new fair value method had been applied. At this time, the Company has not adopted the recognition provision of SFAS 123, but has provided pro forma disclosures (see Note 11) as required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting For Stock Based Compensation—Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 “Accounting For Stock-Based Compensation”, to provide new guidance concerning the transition when a company changes from the intrinsic-value method to the fair-value method of accounting for employee stock-based compensation cost. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding such cost in annual financial statements and in condensed interim financial statements. The Company in its financial statements prepared as of April 30, 2003 adopted certain disclosure provisions of SFAS No. 148.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended April 30
	2001	2002	2003
Expected dividend yield	0.0%	0.0%	0.0%
Calculated volatility	0.683	0.801	1.245
Risk-free interest rate	5%	5%	3%
Expected life of the option in years	7.45	10.00	7.10

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The net income per share “pro forma” for the effects of SFAS 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information at April 30 is as follows:

	Year Ended April 30
	2001	2002	2003
Net loss, as reported	($30,244,263)	($43,377,780)	($18,197,461)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(303,000)	(126,000)	(1,343,000)

Pro forma net loss	($30,547,263)	($43,503,780)	($19,540,461)

Net loss per share as reported—basic and dilutive		$(3.07)	$(1.00)
Net loss per share as adjusted—basic and dilutive		$(3.08)	$(1.08)
Number of shares used in the calculation of “pro forma” per share		14,142,036	18,153,059

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Financial Accounting Standards Board has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by Accounting Principles Board No. 25. The rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting any options.

Comprehensive Loss

Comprehensive loss would include, in addition to net loss, unrealized gains and losses excluded from the statements of operations and would be recorded directly into a separate section of invested equity on the balance sheet. These unrealized gains and losses are referred to as other comprehensive loss items. The Company had no items of other comprehensive loss, and hence there is no difference between the reported net loss and the comprehensive loss during the years ended April 30, 2001, 2002 and 2003.

Recently Issued Accounting Pronouncements

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not believe the effect of adopting SFAS 143, which is effective for fiscal years beginning after June 15, 2002, will have a significant effect on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The Company has not initiated any exit or disposal activities during fiscal year 2003.

3.    Related Party Transactions

Agreements with IMPCO

For the years 2001, 2002, and 2003, respectively, the Company had $19,467, $29,316 and $93,862 of revenue for products and services sold to IMPCO. For the years 2001, 2002, and 2003, respectively, the Company had $95,683, $156,041 and $482,347 of products and services purchased from IMPCO. In connection with the Contribution and Distribution, the Company and IMPCO executed the Contribution and Distribution Agreement (the Contribution and Distribution Agreement), and certain related agreements that are summarized below. This summary is qualified in all respects by the terms of the Contribution and Distribution Agreement and such related agreements. On June 24, 2002, IMPCO amended its credit facility with Bank of America NT&SA in which IMPCO released the Company as a borrower under the line of credit.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to the Distribution, each of the Company’s executive officers served as an officer or employee of IMPCO and/or its other subsidiaries. In acting on the Company’s behalf, these officers considered not only the short-term and long-term impact of operating decisions on its business, but also the impact of such decisions on the business of IMPCO. One of the Company’s directors, Dale Rasmussen, remains employed by IMPCO and will continue to serve as IMPCO’s Senior Vice President and Secretary.

Contribution and Distribution Agreement

The Company entered into a Contribution and Distribution Agreement with IMPCO that provides for, among other things, certain corporate transactions required to effect the Distribution and other arrangements among the Company and IMPCO subsequent to the Distribution. The agreement provided that IMPCO would transfer to the Company the assets constituting IMPCO’s automotive OEM business. The agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to place financial responsibility on each of the Company and IMPCO for the liabilities of their respective business.

Under the agreement, if the Company or IMPCO act or fail to act in a manner which causes the Distribution to fail to qualify under Section 355 of the Internal Revenue Code or causes Section 355(e) of the Internal Revenue Code to apply to the Distribution, the Company or IMPCO will indemnify the other for any tax liability arising from such failure or application.

The Company and IMPCO have agreed to a non-competition arrangement under the Contribution and Distribution Agreement whereby each party will be restricted from engaging in competitive activities with the other party for a period of three years. Each party will refrain from directly competing with the retained businesses of the other party in such other party’s designated market (including such party’s OEM market) and/or aftermarket and from engaging in business with specified competitors of the other party. Additionally, IMPCO will refrain from engaging in business with the Company’s OEM customers specified in the agreement for a three-year period.

Under the Contribution and Distribution Agreement, IMPCO has retained rights to use, on a royalty-free basis, the existing technology for the Company’s TriShield tanks, and to manufacture tanks using such technology, in certain markets, which include the automotive aftermarket, bus and truck aftermarket, the industrial aftermarket for vehicles with internal combustion engines, and the bus and truck and industrial OEM markets for vehicles with internal combustion engines. Subject to the non-competition restrictions discussed above, the Company will be free to commercialize its TriShield tanks in other markets, including the worldwide OEM market for Class 1 through 5 vehicles which are powered by fuel cell applications on an exclusive basis, the OEM market in the United States and Canada for Class 1 through 5 vehicles with internal combustion engines (other than diesel vehicles) on an exclusive basis and in all other countries on a non-exclusive basis, the worldwide OEM market in the United States and Canada for Class 6 vehicles on a non-exclusive basis, the worldwide market for components, systems and subsystems for fuel cell applications on an exclusive basis, the worldwide industrial OEM market for vehicles powered by fuel cell applications on an exclusive basis, and the worldwide industrial aftermarket for vehicles powered by fuel cell applications on an exclusive basis. Each party has a right to use the modifications and improvements made by the other party to such TriShield technology, if any, on a royalty-bearing basis at reasonable commercial rates in the designated market for such party. These rights will last for a minimum period of five years from the date of the Distribution.

The agreement also provides for a full release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the agreement, between or among the Company or any of its subsidiaries or affiliates, on the one hand, and IMPCO or any of its subsidiaries or affiliates other than the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company, on the other hand, except as expressly set forth in the agreement. The agreement also provides that, except as otherwise set forth therein or in any related agreement, all costs or expenses incurred in connection with the Distribution and not paid prior to the Distribution will be charged to and paid by the Company. Each party will pay its own expenses after the Distribution.

Employee Benefit Matters Agreement

The Company entered into an Employee Benefit Matters Agreement with IMPCO pursuant to which the Company agreed to create independent retirement and other employee benefit plans that are substantially similar to IMPCO’s existing retirement and other employee benefit plans. Under the agreement and effective immediately after the Distribution, IMPCO transferred the assets and liabilities of its existing 401(k) retirement and other benefit plans related to the Company’s employees to the comparable Company benefit plans. Generally, following the Distribution, IMPCO ceased to have any continuing liability or obligation to the Company’s current employees and their beneficiaries under any of IMPCO’s benefit plans, programs or practices.

Pursuant to the Employee Benefit Matters Agreement, all IMPCO stock options that were outstanding on the record date and that had not been exercised prior to the Distribution date were converted into two stock options: (i) an option to purchase the number of previously-unexercised IMPCO stock options as of the record date, and (ii) an option to purchase a number of shares of Quantum’s common stock equal to the number of previously-unexercised IMPCO stock options times a fraction, the numerator of which is the total number of shares of Quantum’s common stock distributed to IMPCO stockholders in the Distribution and the denominator of which is the total number of IMPCO shares outstanding on the record date for the Distribution.

Tax Allocation and Indemnification Agreement

The Company and IMPCO entered into a Tax Allocation and Indemnification Agreement, which allocates tax liabilities between the Company and IMPCO and addresses certain other tax matters such as responsibility for filing tax returns and the conduct of audits and other tax proceedings for taxable periods before and after the Distribution date. IMPCO will be responsible for and will indemnify the Company against all tax liabilities relating to the assets and entities that constitute IMPCO and its subsidiaries, and the Company will be responsible for and will indemnify IMPCO against all tax liabilities relating to the assets and entities that constitute the Company’s business. In addition, the Company generally will indemnify IMPCO for all tax liabilities arising if the contribution is not tax-free, other than tax liabilities arising in connection with the Company’s assumption of certain IMPCO liabilities.

Transition Services Agreement

The Company entered into a Transition Services Agreement with IMPCO pursuant to which IMPCO provided the Company with various administrative services. Those services included employee benefits administration, affirmative action and immigration administration, and payroll processing. The Company paid fees to IMPCO for services provided in amounts based on IMPCO’s loaded costs incurred in providing such services. This agreement expired on January 23, 2003; however, IMPCO continues to share certain investor relations services with the Company. Since the Company’s spin-off from IMPCO, an officer of IMPCO has provided these investor relations services to the Company, for which it has made payments to IMPCO of an aggregate $213,569 for salary, overhead and related expenses. Of this amount, the officer has received $75,000 from IMPCO as a portion of the officer’s annual salary from IMPCO. The officer is also a member of the Company’s board of directors.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Strategic Alliance Agreement

The Company entered into a Strategic Alliance Agreement with IMPCO pursuant to which it will work with IMPCO in identifying and conducting research and development programs of mutual interest. As part of such research and development activities, the Company may develop, solely or jointly with IMPCO, technology that is owned solely by the Company or jointly with IMPCO. The other purpose of this relationship is to provide IMPCO access to the Company’s advanced technologies, including the CNG storage tanks, fuel injectors, in-tank regulators and other products for use in automotive, bus and truck and industrial aftermarket applications and in the bus and truck and industrial OEM markets.

Agreements with General Motors

The Company has entered into a strategic alliance with General Motors Corporation regarding the development of fuel cell systems. Under the terms of the strategic alliance, General Motors acquired shares of stock representing 19.9% of the Company’s issued and outstanding capital stock following the Distribution. The Company entered into the agreements described below with General Motors in connection with the alliance. The following description is a summary of the terms of the referenced agreements.

Corporate Alliance Agreement

The Corporate Alliance Agreement between the Company and General Motors serves to formalize the two companies’ agreement to work together to advance and commercialize, on a global basis, fuel cell systems and the market for fuel cells to be used in transportation, mobile, stationary and portable applications. The Corporate Alliance Agreement became effective upon the Distribution and has a term of ten years. The agreement provides that:

•	General Motors is obligated to actively support, endorse and recommend the Company to its customer base;

•	General Motors will assist and provide guidance with respect to the Company’s directed research and development of fuel cell applications;

•	the Company will appoint one individual nominated by General Motors to the board of directors prior to or promptly after the Distribution, and thereafter during the term of the agreement the Company will continue to nominate one individual designated by General Motors to the proposed slate of directors to be presented to the stockholders as necessary for General Motors to retain one seat on the board of directors;

•	General Motors will be entitled to appoint an “ex-officio” board member with non-voting capacity during the term of the agreement;

•	the Company committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products; and

•	beginning three years after the effective date of the agreement, the Company will pay General Motors a percentage of gross revenue derived from sales of applications developed under the strategic alliance.

The Company retains the ownership of its existing technology and it and General Motors will jointly own technology that is jointly created under the alliance. The Company is free to use jointly created technologies in

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

certain aspects of its business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties. Under the agreement, General Motors has a right of first refusal in the event that the Company proposes to sell, or otherwise transfer its fuel cell-related intellectual property contemplated under the Corporate Alliance Agreement. In the event that the Company decides to discontinue operations or is deemed insolvent, General Motors has the right to purchase the intellectual property contemplated under the Corporate Alliance Agreement at a price to be determined by an independent appraisal firm approved by both the Company and General Motors.

Stock Transfer Agreement

The Company entered into a Stock Transfer Agreement pursuant to which it agreed to issue to General Motors shares of Series A common stock representing 19.9% of the Company’s total issued and outstanding capital stock after the Distribution. The Company issued the Series A common stock immediately following the Distribution. The Series A common stock automatically converted into common stock upon the closing of the Company’s public offering of common stock in January 2003.

The Company also agreed that, subject to limited exceptions, it would not issue any stock in a private placement transaction without the prior written consent of General Motors.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement with General Motors pursuant to which General Motors may demand that the Company file a registration statement under the Securities Act, covering some or all of the common stock General Motors would receive upon conversion of its Series A common stock. General Motors may make this demand any time after the earlier of three years following the Distribution or six months after the effective date of the Company’s first registration statement for a public offering of its securities to the general public, which was January 16, 2003. The Company is not required to effect more than two demand registrations nor is the Company required to effect a registration if the requested registration would have an aggregate offering price to the public of less than $20 million. In an underwritten offering, the managing underwriter of any such offering has the right to limit the number of registrable securities to be included in the registration statement.

General Motors also has “piggyback” registration rights. If the Company proposes to register any of its equity securities under the Securities Act, other than pursuant to the demand registration rights described above or certain excluded registrations, General Motors may require the Company to include all or a portion of its registrable securities in the registration and in any related underwriting. Further, if the Company is eligible to effect a registration on Form S-3, General Motors may demand that the Company file a registration statement on Form S-3 covering all or a portion of General Motors’ registrable securities, provided that the registration has an aggregate offering price of at least $10 million. The Company will not be required to effect more than two such registrations in any twelve month period. In general, the Company will bear all fees, costs and expenses of such registrations, other than underwriting discounts and commissions. The Company also agreed to take such reasonable actions as are necessary to make Rule 144 available to General Motors for the resale of its registrable securities without registration under the Securities Act.

Master Technical Development Agreement

Under the terms of the Master Technical Development Agreement with General Motors, the Company has agreed to work with General Motors to facilitate the integration, interface, and optimization of General Motors’ fuel cell systems with Quantum’s gaseous fuel storage and handling modules. To that end, the agreement

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

provides for the establishment of joint Quantum/General Motors technical teams to implement statements of work with respect to the development of fuel cell applications. In addition, the agreement provides that both the Company and General Motors will license their fuel cell-related technologies to each other for the purpose of developing, manufacturing and selling the fuel cell applications developed under the strategic alliance.

4.    Inventories

Inventories consist of the following:

	April 30
	2002	2003
Inventories:
Materials and parts	$8,483,374	$4,812,341
Work-in-process	206,921	29,896
Finished goods	3,467,262	2,961,685

	12,157,557	7,803,922
Less provision for obsolescence	(2,530,941)	(1,778,020)

Net inventories	$9,626,616	$6,025,902

5.    Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	April 30
	2002	2003
Equipment and leasehold improvements:
Dies, molds and patterns	$2,676,538	$2,917,795
Machinery and equipment	6,462,513	8,525,905
Office furnishings and equipment	7,145,671	7,558,287
Automobiles and trucks	121,979	101,144
Leasehold improvements	2,460,714	2,521,888
Capitalized machinery and equipment	623,358	623,358
Construction in progress	1,967,735	276,048

	21,458,508	22,524,425
Less accumulated depreciation and amortization	(8,039,155)	(11,640,393)

Net equipment and leasehold improvements	$13,419,353	$10,884,032

6.    Intangible Asset

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, upon the completion of the Company’s January 2003 public equity offering, all of the 3,513,439 shares of the Company’s outstanding Series A common stock held by General Motors converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to General Motors an aggregate of 999,969 shares of its non-voting Series B common stock. The issuance of the Series B common stock has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company’s issuance of Series B common stock to General Motors has been increased by $2.2 million.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective May 1, 2002. SFAS 142 requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

On May 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-lived Assets to be Disposed Of.” Accordingly, the intangible asset will be reviewed on an annual basis for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. In accordance with the requirements of SFAS 144, the Company believes that no event or circumstance currently exists that would indicate impairment of this asset.

The amortization expense during the fiscal year 2003 was approximately $1.2 million. The expected amortization expense for the next five full fiscal years is as follows:

Amortization Expense
2004	$1,659,778
2005	1,659,778
2006	1,659,778
2007	1,659,778
2008	1,659,778
Thereafter	7,020,590

7.    Other Assets

Other assets consist of the following:

	April 30
	2002	2003
Other Assets:
Global acquisition costs	$—	$1,156,811
Leased facility security deposits	354,000	90,173

Net equipment and leasehold improvements	$354,000	$1,246,984

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

Income taxes in the Company’s financial statements have been calculated on a separate tax return basis. The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate:

	Year Ended April 30
	2001	2002	2003
Income tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(5.9)%	(5.9)%	(6.0)%
Net operating losses and research and development credits retained by IMPCO	35.1%	35.0%	10.3%
Other	3.6%	4.0%	4.5%
Valuation allowance	1.2%	0.9%	25.2%

	0.0%	0.0%	0.0%

The following table presents the federal and state and local provision for income taxes on a separate tax return basis:

	April 30
	2001	2002	2003
Current:
Federal	$—	$—	$—
State and local	—	—	—
Deferred:	—	—	—
Federal	300,000	359,000	4,100,000
State and local	53,000	63,000	724,000
	353,000	422,000	4,824,000
Less: Change in valuation allowance	(353,000)	(422,000)	(4,824,000)

Subtotal	—	—	—

Income tax benefit	$—	$—	$—

The components of deferred tax assets and liabilities are as follows:

	April 30
	2001	2002	2003
Deferred income tax assets:
Accrued compensation	$246,000	$144,000	$170,000
Accrued warranty	166,000	500,000	488,000
Inventory	457,000	1,041,000	779,000
Allowance for doubtful accounts	16,000	16,000	16,000
Net operating loss carryforward	—	—	5,384,000

	885,000	1,701,000	6,797,000
Less: Valuation allowance	(674,000)	(1,096,000)	(5,920,000)

Total deferred income tax assets	211,000	605,000	877,000
Deferred income tax liabilities:
Equipment and leasehold improvements	(211,000)	(605,000)	(877,000)

Total deferred tax liabilities	(211,000)	(605,000)	(877,000)

Net deferred tax (liabilities) assets	$—	$—	$—

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has a net operating loss carryforward of approximately $13.5 million, expiring in 2024. The tax credits and net operating losses generated prior to the spin-off are retained by IMPCO. The Company has established a valuation allowance for deferred tax assets due to the lack of earnings history.

9.    Commitments and Contingencies

Leases

The Company has certain non-cancelable operating leases for facilities and equipment, and non-cancelable capital leases for machinery, equipment and motor vehicles. Future minimum lease commitments under non-cancelable leases at April 30, 2003 are as follows:

	Lease Obligations
	Capital	Operating
2004	$141,633	$1,295,419
2005	—	961,035
2006	—	629,724
2007	—	622,879
2008	—	632,362
Thereafter	—	55,068

Total minimum lease payments	$141,633	$4,196,487

Less imputed interest	2,839

Present value of future minimum lease payments, current	$138,794

Total rental expense under the operating leases for fiscal years ended April 30, 2001, 2002, and 2003 was approximately $1.8 million, $2.4 million and $1.4 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

Investment and Tax Savings Plan

Prior to the spin-off from IMPCO, the Company participated in IMPCO’s Investment and Tax Savings Plan. Following the spin-off, the Company offers the Quantum Investment and Tax Savings Plan, which is similar to the plan offered by IMPCO. Quantum’s Investment and Tax Savings Plan (the Plan) is a defined contribution plan, which is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. All employees who are at least age twenty-one or older are eligible to participate in the Plan on the first day of employment with the Company. Employees

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions are discretionary and match elective salary deferrals up to 3% of compensation. Approximately 66% of eligible employees were enrolled in the IMPCO 401(k) plan at April 30, 2003. Contributions attributable to the Company approximated $308,000, $333,000 and $210,000 for fiscal years ended 2001, 2002 and 2003, respectively.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for a term of three consecutive twelve month periods, which provide for an annual base salary and severance obligations in the amount equivalent to the annual base salary. The Company’s obligation under the terms of these agreements over the next twelve-month period is approximately $775,000. The Company’s obligation beyond the next twelve-month period is approximately $1.1 million.

General Motors Directed Research & Development Expenses

Pursuant to the Corporate Alliance Agreement with General Motors, the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. While the commitment has been waived by General Motors for calendar year 2002, there is no assurance that this commitment will be waived in the future.

Combination with Global Thermoelectric (Global)

On April 8, 2003, the Company entered into a Combination Agreement with Global Thermoelectric Inc. to combine Global with the Company in a share-for-share exchange pursuant to a Plan of Arrangement to be submitted to the Court of Queen’s Bench of Alberta, Canada for approval. If all approvals are received and the Combination is completed, Global common shareholders (other than dissenting shareholders) will receive Quantum common stock for each Global common share outstanding in accordance with the exchange ratio fixed pursuant to the terms of the Combination Agreement. If the Combination Agreement is terminated, depending on the termination event, the Company may be required to pay Global a termination fee of either $2.0 million or $900,000 for Global’s out-of-pocket expenses incurred in connection with the Combination Agreement, or Global may be required to pay the Company a termination fee of either $2.0 million or $900,000 for the Company’s out-of-pocket expenses incurred in connection with the Combination Agreement. Under certain circumstances upon termination of the agreement, there may be no termination fee payable by either party.

10.    Earnings Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” and SEC Staff Accounting Bulletin (“SAB”) No. 98. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares to IMPCO for nominal consideration. Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to 14,142,036 shares of common stock in order to match the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

number of shares outstanding of IMPCO’s common stock. In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO Common Stock received a corresponding share of the Company’s common stock. On July 24, 2002, the Company issued 3,513,439 shares of Series A common stock to General Motors. The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options and warrants were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended April 30,
	2002	2003
Numerator:
Net loss	$(43,377,780)	$(18,197,461)
Numerator for basic earnings per share—loss to common stockholders	$(43,377,780)	$(18,197,461)
Numerator for diluted earnings per share—loss to common stockholders	$(43,377,780)	$(18,197,461)

Denominator for basic earnings per share—weighted-average shares	14,142,036	18,153,059
Denominator for diluted earnings per share—adjusted weighted-average shares	14,142,036	18,153,059
Basic loss per share	$(3.07)	$(1.00)

Diluted loss per share	$(3.07)	$(1.00)

For fiscal years ended April 30, 2002, and 2003 options to purchase approximately 1,377,000 and 2,403,000 shares, respectively, of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the fiscal year ended April 30, 2003, 100,000 stock warrants were also excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

11.    Stockholders’ Equity

Authorized Capital Stock

The Company has authority to issue a total of 80,000,000 shares of all classes of stock, of which 20,000,000 may be shares of preferred stock and 60,000,000 may be shares of common stock. Of those shares of common stock, 12,000,000 are designated as Series A common stock and 6,000,000 are designated as Series B common stock. On February 11, 2002, the Company issued 1,000 shares of common stock to IMPCO for $100.

Quantum Common Stock

Holders of the Company’s common stock are entitled to one vote for each share on all matters voted on by stockholders. Holders of common stock do not have cumulative voting rights in the election of directors.

Holders of the Company’s common stock do not have subscription, redemption or conversion privileges. Subject to the preferences or other rights of any preferred stock that may be issued from time to time, holders of the Company’s common stock will be entitled to participate ratably in dividends the Company’s common stock as declared by the board of directors. Holders of common stock will be entitled to share ratably in all assets

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

available for distribution to stockholders in the event of liquidation or dissolution of the Company, subject to distribution of the preferential amount, if any, to be distributed to holders of preferred stock. No holder of any capital stock of the Company authorized at the distribution date will have any preemptive right to subscribe for or purchase any securities of any class or kind of the Company.

Series A Common Stock

As part of the strategic alliance with General Motors, the Company agreed to issue to General Motors, and General Motors agreed to acquire, that number of shares of the Company’s Series A common stock, $0.001 par value per share, which, when combined with all shares of capital stock of the Company then issued and outstanding, would equal 19.9% of the issued and outstanding shares of the capital stock of the Company. Immediately following the Distribution, the Company issued 3,513,439 shares of its Series A common stock to General Motors. Upon the closing of the Company’s initial public offering in January 2003, the outstanding shares of Series A common stock automatically converted into an equal number of shares of common stock. Holders of the Company’s Series A common stock had the same voting rights as holders of the Company’s common stock.

The Series A common stock included certain anti-dilution rights, by which in the event the Company effected any other issuance of additional shares of common stock (including any shares issued in an initial public offering of the Company’s securities, but excluding shares or options issued pursuant to a board-approved stock option or equity incentive plan), the holders of Series A common stock would receive shares of non-voting Series B common stock in an amount that will cause the issued and outstanding Series A and Series B common stock, taken together, to equal 19.9% of the issued and outstanding shares of all series of the Company’s common stock (excluding shares issued pursuant to a board-approved stock option or equity incentive plan). As a result of the conversion of the Series A common stock in connection with the Company’s initial public offering, General Motors no longer has anti-dilution rights.

Series B Common Stock

Shares of the Company’s Series B common stock are not entitled to vote on any matters voted on by stockholders except as otherwise specifically required by law. In the event the Company issues additional shares of common stock as a dividend or other distribution on the Company’s outstanding common stock, or a subdivision or combination of the Company’s common stock into a smaller or greater number of shares, the number of shares of Series B common stock will be adjusted to that number of shares of Series B common stock that is equal to the percentage of all outstanding shares of all series of the Company’s common stock (excluding shares issued pursuant to a board-approved stock option or equity incentive plan) that the holders of Series B common stock held prior to such event. Upon the transfer of any of the outstanding shares of Series B common stock to any person or entity that is not controlled by or under common control with General Motors, the transferred shares of Series B common stock will convert into an equal number of shares of the Company’s common stock. Subject to the preferences or other rights of any preferred stock that may be issued from time to time, holders of the Company’s Series B common stock will be entitled to participate ratably in dividends on the Company’s common stock as declared by the Company’s board of directors. Holders of the Company’s Series B common stock will be entitled to share ratably in all assets available for distribution to stockholders in the event of liquidation or dissolution of the Company, subject to distribution of the preferential amount, if any, to be distributed to holders of preferred stock.

Preferred Stock

The Company’s charter authorizes the board of directors, without any vote or action by the holders of the Company’s common stock, to issue up to 20,000,000 shares of preferred stock from time to time in one or more

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

series. The Company’s board of directors are authorized to determine the number of shares and designation of any series of preferred stock and the dividend rights, dividend rate, conversion rights and terms, voting rights (full or limited, if any), redemption rights and terms, liquidation preferences and sinking fund terms of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of the Nasdaq National Market or other organizations on whose systems the Company’s stock may then be quoted or listed. Depending upon the terms of preferred stock established by the Company’s board of directors, any or all series of preferred stock could have preference over the Company’s common stock with respect to dividends and other distributions and upon liquidation of the Company. Issuance of any such shares with voting powers, or issuance of additional shares of the Company’s common stock, would dilute the voting power of the Company’s outstanding common stock. The Company has no present plans to issue any preferred stock.

Warrants

In connection with the Contribution and Distribution Agreement with IMPCO, the Company agreed to issue warrants to purchase shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the Distribution date. Holders of unexercised IMPCO warrants will be entitled to receive a warrant to purchase one share of the Company’s common stock for each share of IMPCO common stock covered by such holder’s warrant that was outstanding as of the Distribution record date. The exercise prices of the existing IMPCO warrants and the new warrants the Company will issue to IMPCO warrant holders will be calculated in the same manner as the IMPCO options described below. The other terms of the new warrants the Company will issue to IMPCO warrant holders will be substantially the same as the IMPCO warrants to which they relate. Based on the IMPCO warrants outstanding at July 23, 2002, the Company expects to issue warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $5.83 per share. As of April 30, 2003, these warrants have not yet been issued.

The Company issued an additional 100,000 warrants to purchase shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. These warrants were issued at an exercise price of $5.10 with a four-year term. The Company recorded expense during the fiscal year 2003 of approximately $164,000 in connection with the issuance of these warrants. The Company values the warrants at fair value (in accordance with FASB Statement No. 123, “Accounting for Stock Based Compensation”) based on a Black-Scholes fair value calculation. The warrants were valued at date of grant and are re-measured at fair value at each subsequent reporting period, and changes in value are recorded over the performance period.

Stock Options

The Company has adopted a stock incentive plan with a maximum number of shares available for grant of options to purchase up to 3,500,000 shares of the Company’s common stock. In connection with the spin-off from IMPCO, each IMPCO option holder received one option to purchase Quantum stock for every IMPCO option held at the record date. The exercise price of both the IMPCO and Quantum stock options was adjusted based on the relative market values of the common stock of both companies on the first trading day following the spin-off. All vesting schedules remain the same and the option holders will not be required to exercise their options concurrently. Accordingly, the adoption of the Company’s stock option plan did not give rise to a compensation charge. As of the Distribution date, 1,315,468 options were granted out of the Company’s 2002 Stock Incentive Plan to IMPCO stock option holders.

During the second quarter of fiscal year 2003, the Company granted stock options to all full-time employees. The options vest 25% annually for four years. The option exercise price was based on the market price on the day of the grant.

IMPCO had stock option plans that provided for the issuance of options to key employees and directors of the Company at the fair market value at the time of grant. Options under the plans generally vested in four or five

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

years and are generally exercisable while the individual is an employee or a director, or ordinarily within one month following termination of employment. In no event may options be exercised more than ten years after date of grant. The exercise price of the IMPCO options granted equaled the market price of the IMPCO stock on the grant date. Below is a summary of activity of the IMPCO options prior to the Distribution.

	Number of Shares	Weighted Average Exercise Price
Options outstanding at April 30, 2000	1,321,931	$3.84
Options granted	416,453	5.72
Options exercised	(97,572)	3.97
Options forfeited	(46,047	6.90

Options outstanding at April 30, 2001	1,594,765	$4.23
Options granted	232,000	4.84
Options exercised	(328,459)	3.52
Options forfeited	(120,826)	5.18

Options outstanding at April 30, 2002	1,377,480	$4.35

Shares exercisable at April 30, 2001	774,889	$3.67

Shares exercisable at April 30, 2002	666,623	$3.77

Below is a summary of activity of the Quantum options since the Distribution.

	Number of Shares	Weighted Average Exercise Price
Options outstanding upon Distribution at July 23, 2002	1,315,468	$4.31
Options granted	1,210,500	3.60
Options exercised	—	—
Options forfeited	(123,099)	3.95

Options outstanding at April 30, 2003	2,402,869	$3.97

Shares exercisable at April 30, 2003	839,362	$3.93

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2003:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$1.96 to $2.95	129,111	4.4	$2.47	89,111	$2.57
$2.95 to $3.93	1,553,953	7.6	3.58	447,453	3.42
$3.93 to $4.91	496,858	7.2	4.76	149,278	4.67
$4.91 to $5.89	148,504	3.3	5.24	123,744	5.16
$5.89 to $6.87	59,243	7.8	6.29	23,696	6.29
$8.84 to $9.82	15,200	7.3	9.82	6,080	9.82

	2,402,869			839,362

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At April 30, 2003, there were 1,097,131 options available for grant.

The Company has elected to account for its employee stock options using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for employee stock options. No compensation expense is recorded under APB 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date.

12.    Business Segment and Geographic Information

Business Segments

The Company’s business operations are classified into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenue through the sale of compressed natural gas (“CNG”) and propane (“LPG”) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of the Company’s products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that the Company’s fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates limited revenue through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs and the installation of the Company’s products into OEM vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that the Company’s fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Fuel Cell Systems division was established as a new segment beginning in the first quarter of fiscal year 2003, and prior year amounts have been restated to reflect the new presentation. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments. The change in reporting aligns revenue and costs of sales from fuel cell development contracts with the research and development of fuel cell applications. Previously, all revenue and related cost of sales were reported in the Alternative Fuels segment. The Fuel Cell Systems division also now includes the research and development directly attributed to fuel cell applications. Previously, these expenses were reported in the Research and Development segment, which has now been changed to Advanced Research & Product Development.

All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development and Company sponsored research and development. Customer funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs funded under customer contracts.

The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Geographic Information

All of the Company’s long-lived assets are based either in its offices in Sterling Heights, Michigan, Irvine, California, or Lake Forest, California. The Company’s revenue to customers is shown below.

	Fiscal Year Ended April 30
Revenue to Customers	2001	2002	2003
United States	$23,056	$20,870	$20,465
Japan	—	1,572	1,754
Germany	22	536	1,416
Korea	280	425	4

Total	$23,358	$23,403	$23,639

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Fiscal Year Ended April 30
Revenue	2001	2002	2003
Alternative Fuels	$22,595	$19,014	$13,772
Fuel Cell Systems	763	4,389	9,867
Advanced Research & Product Development	—	—	—
Corporate Expenses	—	—	—

Total	$23,358	$23,403	$23,639

	Fiscal Year Ended April 30
Operating Income (Loss)	2001	2002	2003
Alternative Fuels	$(3,929)	$(17,942)	$(7,367)
Fuel Cell Systems	(15,171)	(12,943)	(1,471)
Advanced Research & Product Development	(8,023)	(8,804)	(2,428)
Corporate Expenses	(3,117)	(3,209)	(7,070)

Total	$(30,240)	$(42,898)	$(18,336)

	Fiscal Year Ended April 30
Identifiable Assets	2001	2002	2003
Alternative Fuels	$22,862	$19,332	$16,581
Fuel Cell Systems	1,078	1,320	17,061
Advanced Research & Product Development	1,127	3,061	1,129
Corporate Expenses	6,452	3,827	3,030

Total identifiable assets	31,519	27,540	37,801
Assets not specifically identifiable	1,297	619	13,151

Total assets	$32,815	$28,159	$50,952

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended April 30
Capital Expenditures	2001	2002	2003
Alternative Fuels	$4,336	$648	$455
Fuel Cell Systems	2,051	905	75
Advanced Research & Product Development	183	246	194
Corporate Expenses	2,577	1,672	359

Total	$9,147	$3,471	$1,083

	Fiscal Year Ended April 30
Depreciation and Amortization	2001	2002	2003
Alternative Fuels	$793	$844	$965
Fuel Cell Systems	128	402	1,725
Advanced Research & Product Development	236	349	445
Corporate Expenses	530	1,308	1,631

Total	$1,687	$2,903	$4,766

13.    Revenue

The Company has been engineering, testing and validating CNG systems for certain 1997-2003 model year car and truck platforms in compliance with General Motors’ specifications.

Revenues for development efforts are principally recognized by the percentage of completion method and principally related to contracts with General Motors. During fiscal years 2001, 2002 and 2003, GM and affiliated companies’ revenue comprised 98.7%, 79.9% and 58.9% of the Company’s total revenue, respectively. As of April 30, 2002 and 2003, General Motors and affiliated companies’ accounts receivable comprised 81.8% and 42.0% of the Company’s total outstanding accounts receivable, respectively. During fiscal years 2002 and 2003, another customer’s revenue comprised 6.4% and 24.2% of the Company’s total revenue, respectively. As of April 30, 2003, another customer’s accounts receivable comprised 33.4% of the Company’s total outstanding accounts receivable.

As of April 30, 2002 and 2003, accounts receivable includes amounts due under long-term contracts in the amounts of approximately $2,085,000 and $99,000, respectively. These amounts represent the recognized sales value of performance that had not been billed and were not billable to customers at these dates. The billing terms for all long-term contracts are based on milestone billings or discrete activities. All amounts due under long term contracts are expected to be collected by the end of the following fiscal year.

14.    Purchases

During fiscal years 2001, 2002, and 2003, respectively, purchases from one vendor constituted approximately 7%, 10% and 8% of net purchases. In fiscal year 2001, 2002, and 2003, 10 suppliers accounted for approximately 31%, 46% and 35% of net purchases, respectively.

15.    Restructuring Charges

In December 2001, the Company adopted a plan to close its Guaymas, Mexico manufacturing operations, close one of its Sterling Heights, Michigan offices and terminate the employees supporting these facilities. Accordingly, the Company recorded a charge of approximately $1,162,000 during fiscal year 2002 for headcount

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

reduction, lease and contract exit costs and other asset writedowns. In connection with these actions, the Company initiated involuntary separation plans that included headcount reductions of approximately 62 employees at a cost of $180,000 for severance and related costs. Additional costs of $982,000 were recorded to include losses on asset writedowns, office leases, net of anticipated sublease income over the lease term and contract exit costs. In April 2003, the Company revised its estimate of the total costs of the plan as all activities related to the restructuring plan have been completed.

The major components of the restructuring charges and the remaining accrual balance as of April 30, 2003 are as follows (in thousands):

	Employee termination and severance costs	Lease exit costs	Contract exit costs	Asset writedowns	Total
2002 Charges	$(180)	$(394)	$(114)	$(474)	$(1,162)
2002 Activity	180	116	114	474	884

April 30, 2002 balance	$—	$(278)	$—	$—	$(278)
2003 Activity	—	278	—	—	278

April 30, 2003 balance	$—	$—	$—	$—	$—

16.    Warranties

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

Changes in the Company’s product warranty liability are as follows (in thousands):

Balance at April 30, 2000	$213
Warranties issued during the period	427
Settlements made during the period	(225)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance at April 30, 2001	415
Warranties issued during the period	759
Settlements made during the period	(664)
Changes in liability for pre-existing warranties during the period, including expirations	716

Balance at April 30, 2002	1,226
Warranties issued during the period	89
Settlements made during the period	(194)
Changes in liability for pre-existing warranties during the period, including expirations	—

Balance at April 30, 2003	$1,121

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2002
Product sales	$4,591	$4,593	$2,205	$4,128
Contract revenue	2,338	1,247	1,312	2,989
Total revenue	6,929	5,840	3,517	7,117
Cost of product sales	6,590	7,548	4,374	7,069
Gross profit (loss) on product sales	(1,999)	(2,955)	(2,169)	(2,941)
Research and development expense	9,750	9,179	7,353	6,375
Net loss(A)	(11,231)	(13,704)	(10,215)	(8,228)
Net loss per share—basic and diluted	(0.79)	(0.97)	(0.72)	(0.58)

	First Quarter (B)	Second Quarter (B)	Third Quarter	Fourth Quarter
Fiscal Year 2003
Product sales	$2,823	$3,807	$3,639	$5,563
Contract revenue	1,795	1,795	2,362	1,854
Total revenue	4,618	5,602	6,001	7,418
Cost of product sales	3,641	5,131	3,981	5,718
Gross profit (loss) on product sales	(818)	(1,324)	(342)	(155)
Research and development expense	3,225	3,746	4,030	3,254
Net loss	(5,055)	(5,251)	(4,037)	(3,854)
Net loss per share—basic and diluted	(0.35)	(0.30)	(0.22)	(0.17)

(A)	The Company made certain adjustments in the following quarters of fiscal year 2002 resulting from changes in estimates, unusual, or infrequently occurring items and that were material to the results of those quarters.

These adjustments increased net loss as follows (in thousands):

For the fiscal year 2002
First quarter adjustment:
Increase “lower of cost-or-market” reserve related to the General Motors pick-up truck application	$485
Physical inventory adjustments due to obsolescence	100

$585

Second quarter adjustment:
Increase “lower of cost-or-market” reserve related to the General Motors pick-up truck application	$557
Increase in warranty reserves due to change in estimate	154
Increase in non-recurring legal and consulting services	1,344

$2,055

Third quarter adjustment:
Physical inventory adjustments due to obsolescence	269
Increase in warranty reserves due to change in estimate	562
Restructuring charge	647
Increase in non-recurring legal and consulting services	256

$1,734

Fourth quarter adjustment:
Physical inventory adjustments due to obsolescence	367
Increase in warranty reserves due to change in estimate	524
Decrease “lower of cost-or-market” reserve related to the General Motors pick up truck application	(528)
Restructuring charge	515
Increase in non-recurring legal and consulting services	417

$1,295

(B)	Certain reclassifications have been made to the quarterly results previously reported for the first and second quarters of fiscal year 2003 related to the Company’s classifications of certain expenses.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged/ (Credited) to Cost and Expenses	Write-offs and Other Adjustments	Balance at End of Year
Allowance for Doubtful Accounts for the year ended:
April 30, 2001	$(40,000)	—	—	$(40,000)
April 30, 2002	$(40,000)	(8,172)	8,172	$(40,000)
April 30, 2003	$(40,000)	(12,136)	12,136	$(40,000)
Provision for Obsolescence Reserve for the year ended:
April 30, 2001	$(381,461)	(675,447)	—	$(1,056,909)
April 30, 2002	$(1,056,909)	(2,089,380)	615,348	$(2,530,941)
April 30, 2003	$(2,530,941)	(1,679,190)	2,432,111	$(1,778,020)
Warranty Reserve for the year ended:
April 30, 2001	$(213,367)	(426,939)	225,313	$(414,993)
April 30, 2002	$(414,993)	(1,475,052)	664,147	$(1,225,898)
April 30, 2003	$(1,225,898)	(89,255)	194,399	$(1,120,754)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on June 30, 2003.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ ALAN P. NIEDZWIECKI
Alan P. Niedzwiecki President and Chief Executive Officer

CERTIFICATION

I, Alan P. Niedzwiecki, certify that:

1. I	have reviewed this annual report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc.;

2. Based	on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based	on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The	registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed	such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated	the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented	in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The	registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all	significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The	registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ALAN P. NIEDZWIECKI

Alan P. Niedzwiecki
President and Chief Executive Officer
Date:	June 30, 2003

CERTIFICATION

I, W. Brian Olson, certify that:

1. I	have reviewed this annual report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc.;

2. Based	on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based	on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The	registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed	such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated	the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented	in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The	registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all	significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any	fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The	registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ W. BRIAN OLSON

W. Brian Olson
Chief Operating Officer
Date:	June 30, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan P. Niedzwiecki and W. Brian Olson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President and Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer (Principal Financial and Officer)	June 30, 2003

/s/ TIMOTHY S. GERKEN Timothy S. Gerken	Controller (Principal Accounting Officer)	June 30, 2003

/s/ DALE S. RASMUSSEN Dale S. Rasmussen	Chairman of the Board of Directors	June 30, 2003

/s/ BRIAN A. RUNKEL Brian A. Runkel	Director	June 30, 2003

/s/ SCOTT SAMUELSEN Scott Samuelsen	Director	June 30, 2003

/s/ THOMAS J. TYSON Thomas J. Tyson	Director	June 30, 2003

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto)(1)

2.2	Combination Agreement between Global Thermoelectric, Inc. and the Registrant, dated April 8, 2003(2)

2.3	First Amendment to Combination Agreement between Global Thermoelectric Inc. and the Registrant, dated June 27, 2003

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated By-laws of the Registrant(1)

4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration on Form 10 (File No. 0-49629) and incorporated herein by reference)

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant(1)

10.6

Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-96923) on July 23, 2002, and incorporated herein by reference)*

10.7†	Corporate Alliance Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.8	Master Technical Development Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.9	Stock Transfer Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.10	Registration Rights Agreement dated June 12, 2001 between the Registrant and General Motors Corporation(3)

10.11	Lease between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc. as Lessee, dated August 18, 1997(4)

10.12	Lease dated as of March 31, 2000 by and between IMPCO Technologies, Inc. and Braden Court Associates(5)

10.13

Memorandum of Understanding and Teaming Agreement, dated May 22, 2000 between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (previously filed as Exhibit 10.14 to the Registrant’s Registration on Form 10 (File No. 0-49629) and incorporated herein by reference)

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion(1)

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation(1)

Exhibit Number	Description

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation(1)

10.17	Amendment to Lease Agreement, dated October 18, 2000, among, the Registrant, IMPCO Technologies, Inc. and Braden Court Associates(1)

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. Klein Investments Family Limited Partnership(1)

10.19	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki(6)*

10.20	Employment Agreement, dated September 1, 2002, between the Registrant and William B. Olson(6)*

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(7)

10.22	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin *

10.23	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki.*

10.24	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson.*

10.25	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson.*

10.26	Share Put and Dividend Guarantee Agreement, dated June 27, 2003, between the Registrant and Enbridge Inc.

10.27	Assumption Agreement, dated June 27, 2003, between the Registrant and Enbridge Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.
(1)	Incorporated by reference to the annual report on Form 10-K of the Registrant for the fiscal year ended April 30, 2002.
(2)	Incorporated by reference to the current report on Form 8-K of the Registrant filed on April 9, 2003.
(3)	Incorporated by reference to Amendment No. 1 to the registration statement on Form S-3 (No. 333-63726) of IMPCO Technologies, Inc., filed with the Commission on July 9, 2001.
(4)	Incorporated by reference to the annual report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998.
(5)	Incorporated by reference to the annual report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000.
(6)	Incorporated by reference to the quarterly report on Form 10-Q of the Registrant for the quarter ended July 31, 2002.
(7)	Incorporated by reference to the registration statement on Form S-1 (No. 333-101668) of the Registrant, filed on December 5, 2002.