Form 10-Q
period 2003-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2003-09-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003, or

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

Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 25, 2003:

21,680,475 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and July 31, 2003

	April 30, 2003	July 31, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,538,873	$11,255,784
Accounts receivable, less allowance for doubtful accounts	5,501,923	3,582,536
Other receivables	70,702	2,113,903
Inventories:
Raw materials and parts	4,812,341	5,030,055
Work-in-process	29,896	39,971
Finished goods	2,961,685	2,040,635
Less inventory reserves	(1,778,020)	(1,328,756)

Total inventories	6,025,902	5,781,905
Other current assets	364,385	118,220

Total current assets	23,501,785	22,852,348
Equipment and leasehold improvements:
Dies, molds and patterns	2,917,795	2,934,522
Machinery and equipment	9,149,263	9,561,745
Office furnishings and equipment	7,558,287	7,356,527
Automobiles and trucks	101,144	101,144
Leasehold improvements	2,521,888	2,533,880
Construction in process	276,048	104,062

	22,524,425	22,591,880
Less accumulated depreciation and amortization	11,640,393	12,539,006

Net equipment and leasehold improvements	10,884,032	10,052,874
Intangible asset, net of accumulated amortization of $1,159,878 and $1,574,822 at April 30, 2003 and July 31, 2003	15,319,480	14,904,536
Other assets	1,246,984	90,173

Total assets	$50,952,281	$47,899,931

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and July 31, 2003

(Continued)

	April 30, 2003	July 31, 2003
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036,960	$3,328,976
Accrued payroll obligations	950,164	696,226
Accrued warranties	1,120,754	1,113,795
Other accrued expenses	1,755,340	1,595,797
Current maturities of capital leases	138,794	93,090

Total current liabilities	8,002,012	6,827,884

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized at April 30, 2003 and July 31, 2003; 0 issued and outstanding at April 30, 2003 and July 31, 2003	—	—
Series A common stock, $.001 par value, 12,000,000 shares authorized at April 30, 2003 and July 31, 2003; 0 issued and outstanding at April 30, 2003 and July 31, 2003	—	—
Series B common stock, $.001 par value, 6,000,000 shares authorized at April 30, 2003 and July 31, 2003; 999,969 issued and outstanding at April 30, 2003 and July 31, 2003	1,000	1,000
Common stock, $.001 par value, 42,000,000 authorized at April 30, 2003 and July 31, 2003; 21,680,475 issued and outstanding at April 30, 2003 and July 31, 2003	21,680	21,680
Additional paid-in capital	56,437,797	56,327,498
Accumulated deficit	(13,510,208)	(15,278,131)

Total stockholders’ equity	42,950,269	41,072,047

Total liabilities and stockholders’ equity	$50,952,281	$47,899,931

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

Three months ended July 31, 2002 and 2003

	Three Months Ended July 31,
	2002	2003
Net revenue:
Product sales	$2,823,153	$6,549,685
Contract revenue	1,795,365	1,328,501

Total revenue	4,618,518	7,878,186
Costs and expenses:
Cost of product sales	3,640,862	4,372,889
Research and development expense	3,225,068	3,108,153
Selling, general and administrative expense	2,311,382	2,154,747

Total costs and expenses	9,177,312	9,635,789

Operating loss	(4,558,794)	(1,757,603)
Interest expense (income), net	96,490	(26,235)
Other expense (income), net	400,111	9
Provision for income taxes	—	36,546

Net loss applicable to common stock	$(5,055,395)	$(1,767,923)

Net loss per share:
Basic	$(0.35)	$(0.08)

Diluted	$(0.35)	$(0.08)

Number of shares used in per share calculation:
Basic	14,450,910	22,680,444

Diluted	14,450,910	22,680,444

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

Three months ended July 31, 2002 and 2003

	Three Months Ended July 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(5,055,395)	$(1,767,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	892,717	1,313,557
Non-cash stock compensation charge	—	16,714
Changes in operating assets and liabilities:
Accounts receivable	1,151,381	1,919,387
Inventories	709,251	243,997
Other assets	172,783	(640,225)
Accounts payable	(1,074,322)	(707,984)
Accrued liabilities	(216,167)	(420,440)

Net cash used in operating activities	(3,419,752)	(42,917)

Investing activities
Proceeds from sale of property and equipment	20,836	—
Purchases of equipment and leasehold improvements	(155,003)	(67,455)

Net cash used in investing activities	(134,167)	(67,455)

Financing activities
Payments on capital lease obligations	(47,210)	(45,704)
Net advances from IMPCO	2,713,405	—
Issuance of Series A common stock	3,513	—
Contribution from IMPCO	15,000,000	—
Additional costs related to equity offering	—	(127,013)

Net cash provided by (used in) financing activities	17,669,708	(172,717)

Net increase (decrease) in cash	14,115,789	(283,089)
Cash and cash equivalents at beginning of period	177,414	11,538,873

Cash and cash equivalents at end of period	$14,293,203	$11,255,784

Supplemental schedule of non-cash activity
Issuance of Series A & Series B common stock recorded as intangible asset	$14,229,428	$—
Assumption of line of credit by IMPCO Technologies	8,625,000	—
Conversion of owner’s net investment to stockholders’ equity	31,921,600	—
Issuance of warrants	—	16,714

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2003

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

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 7, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at July 31, 2003 of $15,278,131 represents its operating results from the distribution date to July 31, 2003.

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003. The results of operations for the three months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2004.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31,
	2002	2003
Numerator:
Net loss	$(5,055,395)	$(1,767,923)
Numerator for basic earnings per share—loss to common stockholders	$(5,055,395)	$(1,767,923)
Numerator for diluted earnings per share—loss to common stockholders	$(5,055,395)	$(1,767,923)
Denominator:
Denominator for basic earnings per share—weighted-average shares	14,450,910	22,680,444
Denominator for diluted earnings per share—weighted-average shares	14,450,910	22,680,444

Basic earnings per share	$(0.35)	$(0.08)

Diluted earnings per share	$(0.35)	$(0.08)

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

All of the Company’s product revenues are generated from alternative fuel systems and fuel cell-related hydrogen storage systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is derived from within the United States. All of the Company’s long-lived assets are based in its offices in Sterling Heights, Michigan; Irvine, California; and Lake Forest, California.

Net revenues and operating income/(loss) for the Company’s business segments for the three months ended July 31, 2002 and 2003 are as follows:

	Revenue		Operating Income/(Loss)
	Three Months Ended July 31,		Three Months Ended July 31,
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$3,464	$3,462	$(1,672)	$(916)
Fuel Cell Systems	1,154	4,416	(616)	1,264
Advanced Research & Product Development	—	—	(301)	(840)
Corporate Expenses (1)	—	—	(1,970)	(1,265)

Total	$4,618	$7,878	$(4,559)	$(1,757)

(1) Represents corporate expenses not allocated to any of the reporting segments.

4) WARRANTS

In connection with the spin-off from IMPCO, the Company expects to issue warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company expects to issue these warrants at an exercise price of $5.83 with a term expiring in January 2006.

The Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. This warrant was issued at an exercise price of $5.10 with a four-year term. The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, “Accounting for Stock Based Compensation”) based on a Black-Scholes fair value calculation. The warrant was valued at date of grant and was re-measured at fair value at each subsequent reporting period, and changes in value was recorded over the performance period. The Company has recorded an expense of approximately $16,000 for the first quarter of fiscal year 2004 in connection with the issuance of this warrant.

5) STOCK OPTION PLANS

In April 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Three Months Ended July 31,
	2002	2003
	(In thousands, except per share amounts)
Reported net loss	$(5,055)	$(1,768)
Stock-based employee compensation cost	(319)	(383)

Pro forma net loss	$(5,374)	$(2,151)

Loss per share—basic and diluted
Reported	$(0.35)	$(0.08)
Stock-based employee compensation cost	(0.02)	(0.02)

Pro forma net loss—basic and diluted	$(0.37)	$(0.10)

On May 1, 2003, an additional 650,414 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

6) INCOME TAXES

Income taxes for the three months ended July 31, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

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

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, upon the completion of the Company’s January 2003 public equity offering, all of the 3,513,439 shares of the Company’s outstanding Series A common stock held by

General Motors converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to General Motors an aggregate of 999,969 shares of its non-voting Series B common stock. The issuance of the Series B common stock has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company’s issuance of Series B common stock to General Motors was increased by $2.2 million.

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

The amortization expense during the first three months of fiscal year 2004 was approximately $415,000. The expected amortization expense for the next five full fiscal years is as follows:

Amortization Expense
2004	1,659,778
2005	1,659,778
2006	1,659,778
2007	1,659,778
2008	1,659,778
Thereafter	7,020,590

8) WARRANTIES

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

Changes in the Company’s product warranty liability during the first three months of fiscal year 2004 are as follows (in thousands):

Balance at April 30, 2003	$1,121
Warranties issued during the period	30
Settlements made during the period	63
Changes in liability for pre-existing warranties during the period, including expirations	(100)

Balance at July 31, 2003	$1,114

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future; if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; we may need to raise additional capital in order to complete our product development and commercialization plans; we may be required to indemnify IMPCO for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities; the market price and trading volume of our common stock may be volatile; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; our revenue depends to a great extent on our relationships with and revenues from Toyota and General Motors and their commitment to the commercialization of fuel cell automotive markets; our business depends on the growth of the fuel cell and alternative fuel markets; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect our intellectual property rights could adversely affect our future growth and success; if third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer; we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain; we have limited experience manufacturing fuel cell-related systems on a commercial basis; we may not meet our product development or commercialization milestones; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; our business could be harmed if we fail to meet OEM specifications; we may be subject to increased warranty claims due to longer warranty periods; labor disputes at OEM facilities could impact our business; changes in environmental policies could hurt the market for our products; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2003. You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this Report.

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

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold over 16,500 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn has sold substantially all of those vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products in 2004 to 2005. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

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

For the three months ended July 31, 2002 and 2003, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 76.8% and 33.6% of our total revenue for these periods. For the three months ended July 31, 2002 and 2003, revenue related to sales of our products to and contracts with Toyota represented 15.6% and 45.9% of our total revenue.

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

We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the date of their respective issuance. We will amortize this intangible asset over the ten-year term of the strategic alliance with General Motors, subject to periodic evaluations for impairment.

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

Our financial statements, which are discussed below, reflect the historical financial position, results of operations and cash flows of the business transferred to us from IMPCO as part of the distribution. The financial information included herein, however, may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods prior to July 23, 2002.

Combination with Global Thermoelectric. On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc. (“Global”) to combine Global with our company in a share-for-share exchange pursuant to a Plan of Arrangement to be submitted to the Court of Queen’s Bench of Alberta, Canada for approval. On July 14, 2003, Global announced that it had received a competing proposal from FuelCell Energy, Inc (“FuelCell”). On July 31, 2003, upon reviewing the terms of the competing proposal and after full consideration of the possible alternative terms that could have been offered by us, our board of directors concluded that it was not in the best interest of Quantum or its stockholders to propose any adjustments or improvements to the terms and conditions of the transaction contemplated by the Combination Agreement between us and Global. On August 4, 2003, we announced that Global had terminated the Combination Agreement with us as a result of the proposed combination between Global and FuelCell. As a result of the termination of the Combination Agreement, we received a US$2 million break-up fee from Global on August 4, 2003. This fee was netted against the accumulated transaction costs of approximately $2,127,000, which resulted in a $127,000 charge to earnings during the period ending July 31, 2003.

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

•	As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At July 31, 2003, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

Three months ended July 31, 2002 and 2003

Net revenues and operating income/(loss) for our business segments for the three months ended July 31, 2002 and 2003 were as follows:

	Revenue		Operating Income/(Loss)
	Three Months Ended July 31		Three Months Ended July 31
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$3,464	$3,462	$(1,672)	$(916)
Fuel Cell Systems	1,154	4,416	(616)	1,264
Advanced Research & Product Development	—	—	(301)	(840)
Corporate Expenses (1)	—	—	(1,970)	(1,265)

Total	$4,618	$7,878	$(4,559)	$(1,757)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenues increased $3.3 million, or 71.7%, from $4.6 million in the first quarter of fiscal year 2003 to $7.9 million in the first quarter of fiscal year 2004.

Operating losses decreased by $2.8 million, or 60.9%, from $4.6 million in the first quarter of fiscal year 2003 to $1.8 million in the first quarter of fiscal year 2004. The decrease in loss was attributable to a $0.8 million decrease in the operating loss of the Alternative Fuels segment, a $1.9 million decrease in operating loss for the Fuel Cell Systems segment, and a $0.7 million decrease in the loss of the Corporate Expenses segment, partially offset by a $0.5 million increase in the operating loss of the Advanced Research & Product Development segment.

Alternative Fuels. Product sales for the Alternative Fuels segment remained flat at $2.8 million in the first quarter of fiscal year 2004. Product sales consist of sales associated with General Motors’ mid-size automobiles, pick-up trucks, and vans equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. Product sales of GM pick-up trucks and midsize automobiles during the first quarter of fiscal year 2004 was higher than the first quarter of fiscal year 2003 primarily due to improved pricing on these platforms. This increase was offset by the discontinuation of the GM van and medium duty truck platforms during the third quarter of fiscal year 2003.

Cost of product sales decreased $0.9 million, or 24.3%, from $3.7 million in the first quarter of fiscal year 2003 to $2.8 million in the first quarter of fiscal year 2004. The decrease in cost of product sales was due to a $0.7 million decrease in material costs related to lower unit sales as a result of the discontinuation of two platforms and a $0.2 million decrease in manufacturing overhead and other costs.

Gross profits on product sales increased $0.8 million, or 100.0%, from a negative $0.8 million in the first quarter of fiscal year 2003 to $0.0 million in the first quarter of fiscal year 2004, due to a 39.6% decrease in cost of product sales as a percentage of sales.

Contract revenue related to alternative fuels remained flat at $0.6 million in the first quarter of fiscal year 2004. Contract revenues from emissions testing, environmental testing and contract engine calibration services increased $0.4 million in the first quarter of fiscal year 2004. This increase was offset by a $0.4 million decrease in core contract revenue due to a decline in the number and scope of General Motors’ alternative fuel developmental programs and due to the fact that many of these contracts are model year rollover programs, which require less engineering time. Contract revenue is used primarily for system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Alternative Fuels segment decreased $0.1 million, or 33.3%, from $0.3 million in the first quarter of fiscal year 2003 to $0.2 million in the first quarter of fiscal year 2004. The decrease is primarily due to higher margins related to the emissions testing, environmental testing and contract engine calibration services.

Internally funded research and development expense for the Alternative Fuels segment decreased by $0.4 million, or 44.4%, from $0.9 million in the first quarter of fiscal year 2003 to $0.5 million in the first quarter of fiscal year 2004.

Operating loss for the Alternative Fuels segment decreased by $0.8 million, or 47.1%, from $1.7 million in the first quarter of fiscal year 2003 to $0.9 million in the first quarter of fiscal year 2004. The decrease in loss was attributable to a $0.8 million decrease in negative gross profit on product sales and $0.5 million decrease in research and development expenses, partially offset by a $0.5 million increase in general and administrative expenses.

Fuel Cell Systems. Revenues for the Fuel Cell Systems segment increased by $3.2 million, or 266.7%, from $1.2 million in the first quarter of fiscal year 2003 to $4.4 million in the first quarter of fiscal year 2004. Product sales were $3.7 million in the first quarter of fiscal year 2004. There were no fuel cell-related product sales during the first quarter of fiscal year 2003. Product sales consisted of sales associated with Toyota Motor Company’s fuel cell SUV and bus platforms equipped with our hydrogen fuel metering and fuel storage systems. These product sales contributed $2.2 million in gross profit during the first quarter of 2004.

Contract revenue for the Fuel Cell Systems segment decreased $0.4 million, or 36.4%, from $1.1 million in the first quarter of fiscal year 2003 to $0.7 million in the first quarter of fiscal year 2004. Contract revenue is used primarily for system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development expenses associated with cost of contract revenues included in our Fuel Cell Systems segment decreased $0.3 million, or 42.9%, from $0.7 million in the first quarter of fiscal year 2003 to $0.4 million in the first quarter of fiscal year 2004. The decrease is primarily due to higher utilization of resources on product commercialization efforts associated with engineering and product sales compared to the same period of fiscal year 2003.

Internally funded research and development expense for the Fuel Cell Systems segment increased by $0.1 million, or 9.1%, from $1.1 million in the first quarter of fiscal year 2003 to $1.2 million in the first quarter of fiscal year 2004.

Operating income for the Fuel Cell Systems segment increased by $1.9 million, or 316.7%, from a $0.6 million operating loss in the first quarter of fiscal year 2003 to $1.3 million in operating income for first quarter of fiscal year 2004. This increase was attributable to a $2.2 million increase in gross profit from product sales, a $0.1 decrease in research and development expenses, partially offset by a $0.4 million decrease in contract revenue.

Advanced Research & Product Development. Research and development expense increased by $0.5 million, or 166.7%, from $0.3 million in the first quarter of fiscal year 2003 to $0.8 million in the first quarter of fiscal year 2004. The increase is due to higher development costs to commercialize our injectors, advanced vehicle design and support costs.

Corporate Expenses. Corporate expenses decreased by $0.7 million, or 35.0%, from $2.0 million in the first quarter of fiscal year 2003 to $1.3 million in the first quarter of fiscal year 2004. The decrease is primarily due to $0.6 million in non-recurring expenses experienced in the first quarter of fiscal year 2003 related to the spin-off from Impco.

Interest Expense (Income), Net. During the first quarter of fiscal year 2004, we recorded approximately $26,000 in interest income. In the first quarter of fiscal year 2003, we had interest expense of $0.1 million from the loan outstanding under IMPCO’s credit facility.

Provision for Income Taxes. Income tax expense increased due to a provision for international taxes in Korea. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2004 will be approximately the same as fiscal year 2003 as we expect to continue to incur operating losses.

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

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of July 31, 2003, we had no material indebtedness or commitments for capital expenditures.

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

We believe that our working capital will be adequate to meet our liquidity needs for the near term.

Net cash used in operating activities was approximately $43,000 in the first quarter of fiscal year 2004 as compared to $3.4 million in the first quarter of fiscal year 2003. The decrease in cash used in operating activities resulted primarily from the net operating loss in the first quarter of fiscal year 2004 of $1.8 million as compared to the net operating loss of $5.1 million in the first quarter of fiscal year 2003. During the first quarter of fiscal year 2004, accounts receivable decreased $1.9 million compared to $1.2 million in the first quarter of fiscal year 2003. The improvement in accounts receivable collections was mostly offset by an increase in other assets related to transaction costs paid and capitalized in connection with the combination with Global.

Net cash used in investing activities in the first quarter of fiscal year 2004 was $0.1 million, a decrease of $0.1 million from the first quarter of fiscal year 2003. The decrease is a result of lower capital requirements during the period.

Net cash used by financing activities in the first quarter of fiscal year 2004 was $0.2 million as compared to $17.7 million of net cash provided in the first quarter of fiscal year 2003. During the first quarter of fiscal year of 2003, we benefited from certain one-time financing activities, such as $2.7 million of net advances from IMPCO and a $15.0 million cash infusion from IMPCO as part of the spin-off.

The ratio of current assets to current liabilities was 2.9:1 at April 30, 2003 and 3.3:1 at July 31, 2003. During the first quarter of fiscal year 2004, our total working capital increased by $0.5 million from $15.5 million at the end of fiscal year 2003 to $16.0 million at July 31, 2003.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at July 31, 2003, a 1% decrease in interest rates would result in reduced annual interest income of approximately $112,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives and do not hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. The adoption of this Interpretation is not expected to have an impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our results of operations or the financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading Quantitative and Qualitative Disclosures About Market Risk that is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(b) Reports on Form 8-K:

We filed a report on Form 8-K on June 2, 2003 disclosing our execution of a voting agreement in favor of the combination of Quantum and Global Thermoelectric Inc. dated May 30, 2003 with K2 Principal Fund L.P.

We furnished to the SEC a report on Form 8-K on July 1, 2003 disclosing an earnings release announcing our financial results for the quarter and fiscal year ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2003	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

	By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350