Form 10-Q
period 2003-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2003-12-12
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003, or

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

Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 9, 2003:

30,374,528 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and October 31, 2003

	April 30, 2003	October 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,538,873	$72,970,429
Accounts receivable, less allowance for doubtful accounts	5,501,923	3,455,878
Other receivables	70,702	56,295
Inventories:
Raw materials and parts	4,812,341	4,976,607
Work-in-process	29,896	180,124
Finished goods	2,961,685	1,749,399
Less inventory reserves	(1,778,020)	(901,353)

Total inventories	6,025,902	6,004,777
Other current assets	364,385	509,536

Total current assets	23,501,785	82,996,915
Equipment and leasehold improvements:
Dies, molds and patterns	2,917,795	2,963,378
Machinery and equipment	9,149,263	9,609,514
Office furnishings and equipment	7,558,287	7,422,871
Automobiles and trucks	101,144	136,386
Leasehold improvements	2,521,888	2,533,880
Construction in process	276,048	204,178

	22,524,425	22,870,207
Less accumulated depreciation and amortization	11,640,393	13,426,232

Net equipment and leasehold improvements	10,884,032	9,443,975
Intangible asset, net of accumulated amortization of $1,159,878 and $1,989,765 at April 30, 2003 and October 31, 2003	15,319,480	14,489,593
Other assets	1,246,984	90,173

Total assets	$50,952,281	$107,020,656

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and October 31, 2003

(Continued)

	April 30, 2003	October 31, 2003
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036,960	$2,986,784
Accrued payroll obligations	950,164	719,353
Accrued warranties	1,120,754	1,234,080
Other accrued expenses	1,755,340	266,642
Current maturities of capital leases	138,794	46,829

Total current liabilities	8,002,012	5,253,688

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized at April 30, 2003 and October 31, 2003; 0 issued and outstanding at April 30, 2003 and October 31, 2003	—	—
Series A common stock, $.001 par value, 12,000,000 shares authorized at April 30, 2003 and October 31, 2003; 0 issued and outstanding at April 30, 2003 and October 31, 2003	—	—
Series B common stock, $.001 par value, 6,000,000 shares authorized at April 30, 2003 and October 31, 2003; 999,969 issued and outstanding at April 30, 2003 and October 31, 2003	1,000	1,000
Common stock, $.001 par value, 42,000,000 authorized at April 30, 2003 and October 31, 2003; 21,680,475 issued and outstanding at April 30, 2003 and 30,370,175 issued and outstanding at October 31, 2003	21,680	30,370
Additional paid-in capital	56,437,797	119,050,252
Accumulated deficit	(13,510,208)	(17,314,654)

Total stockholders’ equity	42,950,269	101,766,968

Total liabilities and stockholders’ equity	$50,952,281	$107,020,656

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

Three and six months ended October 31, 2002 and 2003

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Net revenue:
Product sales	$3,807,100	$5,348,875	$6,630,253	$11,898,560
Contract revenue	1,794,827	1,376,243	3,590,192	2,704,744

Total revenue	5,601,927	6,725,118	10,220,445	14,603,304
Costs and expenses:
Cost of product sales	5,131,371	3,175,941	8,772,231	7,548,830
Research and development	3,745,944	3,436,663	6,971,012	6,544,817
Selling, general and administrative	2,340,653	2,198,992	4,652,037	4,353,739

Total costs and expenses	11,217,968	8,811,596	20,395,280	18,447,386
Operating loss	(5,616,041)	(2,086,478)	(10,174,835)	(3,844,082)
Interest expense (income), net	(35,851)	(28,352)	60,639	(54,587)
Other expense (income)	(330,120)	(24,403)	69,991	(24,394)
Provision for income taxes	800	2,800	800	39,345

Net loss applicable to common stock	$(5,250,870)	$(2,036,523)	$(10,306,265)	$(3,804,446)

Net loss per share:
Basic	$(0.30)	$(0.09)	$(0.64)	$(0.16)

Diluted	$(0.30)	$(0.09)	$(0.64)	$(0.16)

Number of shares used in per share calculation:
Basic	17,655,475	23,507,253	16,061,948	23,093,849

Diluted	17,655,475	23,507,253	16,061,948	23,093,849

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

Six months ended October 31, 2002 and 2003

	Six Months Ended October 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(10,306,265)	$(3,804,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,169,442	2,625,637
Non-cash stock compensation charge	—	16,714
Changes in operating assets and liabilities:
Receivables	150,857	2,060,452
Inventories	1,536,579	21,125
Other assets	(211,607)	(15,533)
Accounts payable	(634,945)	(1,050,176)
Accrued liabilities	332,364	(578,990)

Net cash used in operating activities	(6,963,575)	(725,217)

Investing activities:
Purchases of equipment and leasehold improvements	(667,371)	(355,693)
Proceeds from sale of property and equipment	92,000	—

Net cash used in investing activities	(575,371)	(355,693)

Financing activities:
Payments on capital lease obligations	(94,420)	(91,965)
Net advances from IMPCO	2,713,405	—
Issuance of Series A common stock	3,513	—
Issuance of common stock	—	60,271,000
Exercise of stock options	—	2,460,444
Contribution from IMPCO Technologies upon distribution	15,000,000	—
Additional costs related to equity offering	—	(127,013)

Net cash provided by financing activities	17,622,498	62,512,466

Net increase in cash	10,083,552	61,431,556
Cash and cash equivalents at beginning of period	177,414	11,538,873

Cash and cash equivalents at end of period	$10,260,966	$72,970,429

Supplemental schedule of non-cash activity:
Issuance of Series A common stock recorded as intangible asset	$14,229,428	$—
Assumption of line of credit by IMPCO Technologies	8,625,000	—
Conversion of owner’s net investment to stockholders’ equity	31,831,129	—
Issuance of warrants	103,461	16,714

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2003

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

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 8, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at October 31, 2003 of $17,314,654 represents its operating results from the distribution date to October 31, 2003.

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003. The results of operations for the three and six months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2004.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

2) EQUITY OFFERING

On October 24, 2003, the Company completed a public equity offering of 7,000,000 shares of common stock at a price of $8.00 per share for $56.0 million in gross proceeds. The Company also granted the underwriters a 30-day option to purchase up to an additional 1,050,000 shares of common stock at the public offering price, less the underwriting discount, to cover any over-allotments. On October 31, 2003, the Company sold 1,050,000 additional shares of common stock pursuant to the underwriters over-allotment option at a price of $8.00 per share for $8.4 million in gross proceeds.

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

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares to IMPCO for nominal consideration. Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to match the number of shares outstanding of IMPCO’s common stock. In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO Common Stock received a corresponding share of the Company’s common stock. On July 24, 2002, the Company issued 3,513,439 shares of Series A common stock to General Motors. The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. For the three and six months ended October 31, 2003, options to purchase 893,064 shares of common stock and 400,000 warrants to acquire common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
Numerator:
Net loss	$(5,250,870)	$(2,036,523)	$(10,306,265)	$(3,804,446)
Numerator for basic earnings per share— loss to common stockholders	$(5,250,870)	$(2,036,523)	$(10,306,265)	$(3,804,446)
Numerator for diluted earnings per share— loss to common stockholders	$(5,250,870)	$(2,036,523)	$(10,306,265)	$(3,804,446)
Denominator:
Denominator for basic earnings per share— adjusted weighted-average shares	17,655,475	23,507,253	16,061,948	23,093,849
Denominator for diluted earnings per share— adjusted weighted-average shares	17,655,475	23,507,253	16,061,948	23,093,849

Basic earnings per share	$(0.30)	$(0.09)	$(0.64)	$(0.16)

Diluted earnings per share	$(0.30)	$(0.09)	$(0.64)	$(0.16)

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

Net revenues and operating income/(loss) for the Company’s business segments for the three and six months ended October 31, 2002 and 2003 are as follows:

	Revenues
	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
	(In thousands)
Alternative Fuels	$3,386	$3,300	$6,849	$6,762
Fuel Cell Systems	2,216	3,425	3,371	7,841
Advanced Research & Product Development	—	—	—	—
Corporate Expenses	—	—	—	—

Total	$5,602	$6,725	$10,220	$14,603

	Operating Income (Loss)
	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$(2,749)	$(632)	$(4,421)	$(1,549)
Fuel Cell Systems	(806)	602	(1,425)	1,866
Advanced Research & Product Development	(404)	(870)	(701)	(1,710)
Corporate Expenses(1)	(1,657)	(1,186)	(3,628)	(2,451)

Total	$(5,616)	$(2,086)	$(10,175)	$(3,844)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments at April 30, 2003 and October 31, 2003 are as follows:

	Identifiable Assets
	April 30, 2003	October 31, 2003
	(In thousands)
Alternative Fuels	$12,919	$11,705
Fuel Cell Systems	20,723	17,895
Advanced Research & Product Development	1,130	1,215
Corporate Expenses	3,030	2,619

Total identifiable assets	37,802	33,434
Assets not specifically identifiable	13,150	73,587

Total assets	$50,952	$107,021

5) WARRANTS

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, which was July 23, 2002. The Company issued these warrants at an exercise price of $5.83 with a term expiring in January 2006.

The Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. This warrant was issued at an exercise price of $5.10 with a four-year term. The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, “Accounting for Stock Based Compensation”) based on a Black-Scholes fair value calculation. The warrant was valued at date of grant and was re-measured at fair value at each subsequent reporting period, and changes in value were recorded over the performance period. The Company has recorded an expense of approximately $16,000 for the first six months of fiscal year 2004 in connection with the issuance of this warrant.

6) STOCK OPTION PLANS

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
	(In thousands, except per share amounts)
Reported net loss	$(5,251)	$(2,036)	$(10,306)	$(3,804)
Stock-based employee compensation cost	(485)	(496)	(805)	(879)

Pro forma net loss	$(5,736)	$(2,532)	$(11,111)	$(4,683)

Loss per share—basic and diluted
Reported net loss per share	$(0.30)	$(0.09)	$(0.64)	$(0.16)
Stock-based employee compensation cost per share	(0.02)	(0.02)	(0.05)	(0.04)

Pro forma net loss per share—basic and diluted	$(0.32)	$(0.11)	$(0.69)	$(0.20)

On May 1, 2003, an additional 650,414 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

7) INCOME TAXES

Income taxes for the three and six months ended October 31, 2003 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets,” effective May 1, 2002. SFAS 142 requires that intangible assets other than goodwill be amortized over their useful lives. Accordingly, the Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors.

On May 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, the intangible asset will be reviewed on an annual basis for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. In accordance with the requirements of SFAS 144, the Company believes that no event or circumstance currently exists that would indicate impairment of this asset. The amortization expense during the first six months of fiscal year 2004 was approximately $830,000.

9) WARRANTIES

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

Changes in the Company’s product warranty liability during the first six months of fiscal year 2004 are as follows (in thousands):

Balance at April 30, 2003	$1,121
Warranties issued during the period	146
Settlements made during the period	36
Changes in liability for pre-existing warranties during the period, including expirations	(69)

Balance at October 31, 2003	$1,234

10) TERMINATION OF COMBINATION WITH GLOBAL THERMOELECTRIC

Combination with Global Thermoelectric . On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc. (“Global”) to combine Global with our company in a share-for-share exchange pursuant to a Plan of Arrangement submitted to the Court of Queen’s Bench of Alberta, Canada for approval. On July 14, 2003, Global announced that it had received a competing proposal from FuelCell Energy, Inc (“FuelCell”). On July 31, 2003, upon reviewing the terms of the competing proposal and after full consideration of the possible alternative terms that could have been offered by us, our board of directors concluded that it was not in the best interest of Quantum or its stockholders to propose any adjustments or improvements to the terms and conditions of the transaction contemplated by the Combination Agreement between us and Global. On August 4, 2003, we announced that Global had terminated the Combination Agreement with us as a result of the proposed combination between Global and FuelCell. As a result of the termination of the Combination Agreement, we received a US$2 million break-up fee from Global on August 4, 2003. This fee was netted against the accumulated transaction costs of approximately $2,127,000, which resulted in a $127,000 charge to earnings during the three months ended July 31, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future; if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; we may need to raise additional capital in order to complete our commercialization plans; we may be required to indemnify IMPCO for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities; the market price and trading volume of our common stock may be volatile; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; our revenue depends to a great extent on our relationships with and revenues from a small number of customers; our revenue depends to a great extent on General Motors and Toyota Motor Corporation and their commitment to the commercialization of fuel cell and alternative fuel automotive markets; our business depends on the growth of the fuel cell and alternative fuel markets; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention; our insurance may be insufficient; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect our intellectual property rights could adversely affect our future growth and success; if third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer; we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain; we have limited experience manufacturing fuel cell-related systems on a commercial basis; we may not meet our product development or commercialization milestones; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; we may be affected by skilled labor shortages and labor disputes at OEM facilities; our business could be harmed if we fail to meet OEM specifications; we may be subject to increased warranty claims due to longer warranty periods; changes in environmental policies could hurt the market for our products; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2003. All forward-looking statements in this report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

For the six months ended October 31, 2002 and 2003, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 70.7% and 37.6% of our total revenue for these periods. For the six months ended October 31, 2002 and 2003, revenue related to sales of our products to and contracts with Toyota represented 18.5% and 44.5% of our total revenue.

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

Combination with Global Thermoelectric . On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc. (“Global”) to combine Global with our company in a share-for-share exchange pursuant to a Plan of Arrangement submitted to the Court of Queen’s Bench of Alberta, Canada for approval. On July 14, 2003, Global announced that it had received a competing proposal from FuelCell Energy, Inc (“FuelCell”). On July 31, 2003, upon reviewing the terms of the competing proposal and after full consideration of the possible alternative terms that could have been offered by us, our board of directors concluded that it was not in the best interest of Quantum or its stockholders to propose any adjustments or improvements to the terms and conditions of the transaction contemplated by the Combination Agreement between us and Global. On August 4, 2003, we announced that Global had terminated the Combination Agreement with us as a result of the proposed combination between Global and FuelCell. As a result of the termination of the Combination Agreement, we received a US$2 million break-up fee from Global on August 4, 2003. This fee was netted against the accumulated transaction costs of approximately $2,127,000, which resulted in a $127,000 charge to earnings during the three months ended July 31, 2003.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We conduct a major portion of our business with a limited number of customers. For the past year and for the foreseeable future, General Motors Corporation (and subsidiaries of General Motors) and Toyota Motor Corporation have represented and are expected to continue to represent a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance which could materially impact our financial position and results of operations. At October 31, 2003, our net deferred tax assets have been offset in full by a valuation allowance.

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

Results of Operations

Three and six months ended October 31, 2002 and 2003

Net revenues and operating income/(loss) for our business segments for the three and six months ended October 31, 2002 and 2003 were as follows:

	Revenues
	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$3,386	$3,300	$6,849	$6,762
Fuel Cell Systems	2,216	3,425	3,371	7,841
Advanced Research & Product Development	—	—	—	—
Corporate Expenses	—	—	—	—

Total	$5,602	$6,725	$10,220	$14,603

	Operating Income (Loss)
	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2003	2002	2003
	(in thousands)
Alternative Fuels	$(2,749)	$(632)	$(4,421)	$(1,549)
Fuel Cell Systems	(806)	602	(1,425)	1,866
Advanced Research & Product Development	(404)	(870)	(701)	(1,710)
Corporate Expenses(1)	(1,657)	(1,186)	(3,628)	(2,451)

Total	$(5,616)	$(2,086)	$(10,175)	$(3,844)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenues increased $1.1 million, or 19.6%, from $5.6 million in the second quarter of fiscal year 2003 to $6.7 million in the second quarter of fiscal year 2004. Net revenues increased $4.4 million, or 43.1%, from $10.2 million in the first half of fiscal year 2003 to $14.6 million in the first half of fiscal year 2004.

Operating losses decreased by $3.5 million, or 62.5%, from $5.6 million in the second quarter of fiscal year 2003 to $2.1 million in the second quarter of fiscal year 2004. Operating losses decreased $6.4 million, or 62.7%, from $10.2 million in the first half of fiscal year 2003 to $3.8 million in the first half of fiscal year 2004. The decrease in loss was attributable to a $2.9 million decrease in the operating loss of the Alternative Fuels segment, a $1.9 million operating profit as compared to a $1.4 million operating loss in the prior year for the Fuel Cell Systems segment, and a $1.2 million decrease in the loss of the Corporate Expenses segment, partially offset by a $1.0 million increase in the operating loss of the Advanced Research & Product Development segment.

Alternative Fuels. Product sales for the Alternative Fuels segment decreased by $0.6 million, or 16.7%, from $3.0 million in the second quarter of fiscal year 2003 to $2.4 million in the second quarter of fiscal year 2004. Product sales decreased $0.5 million, or 8.6%, from $5.8 million in the first half of fiscal year 2003 to $5.3 million in the first half of fiscal year 2004. Product sales consist of sales associated with General Motors’ mid-size automobiles, pick-up trucks, and vans equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. Product sales during the second quarter of fiscal year 2004 were lower due to lower volumes of mid-size automobiles and the discontinuation of the GM van and medium duty truck platforms during the third quarter of fiscal year 2003, offset by higher product sales of GM pick-up trucks primarily due to improved pricing on these platforms

Cost of product sales decreased $2.2 million, or 48.9%, from $4.4 million in the second quarter of fiscal year 2003 to $2.2 million in the second quarter of fiscal year 2004. The decrease in cost of product sales was due to a $0.9 million decrease in material costs related to lower unit sales as a result of the discontinuation of two platforms and a $1.3 million decrease in direct labor, manufacturing overhead and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges. In the first half of fiscal year 2004, cost of product sales decreased $3.0 million, or 37.0%, from $8.1 million in the first half of fiscal year 2003 to $5.1 million in the first half of fiscal year 2004. The decrease in cost of product sales was due to a $1.6 million decrease in material costs related to the lower sales volume, a $1.4 million decrease in direct labor, manufacturing overhead and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges.

Gross profits on product sales increased $1.7 million, or 113.3%, from a negative $1.5 million in the second quarter of fiscal year 2003 to $0.2 million in the second quarter of fiscal year 2004, due to a 38.7% decrease in cost of product sales as a percentage of sales. Gross profits on product sales increased $2.5 million, or 108.7%, from a negative $2.3 million in the first half of fiscal year 2003 to $0.2 million in the first half of fiscal year 2004, due to a 31.0% decrease in cost of product sales as a percentage of sales.

Contract revenue related to alternative fuels increased by $0.5 million, or 125.0%, from $0.4 million in the second quarter of fiscal year 2003 to $0.9 million in the second quarter of fiscal year 2004. Contract revenues increased $0.5 million, or 50.0%, from $1.0 million in the first half of fiscal year 2003 to $1.5 million in the first half of fiscal year 2004. Contract revenues from emissions testing, environmental testing and contract engine calibration services increased $0.3 million in the second quarter of fiscal year 2004 and $0.6 million in the first half of fiscal year 2004. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies.

Research and development associated with cost of contract revenues included in our Alternative Fuels segment decreased $0.1 million, or 50.0%, from $0.2 million in the second quarter of fiscal year 2003 to $0.1 million in the second quarter of fiscal year 2004. Research and development associated with cost of contract revenues decreased $0.2 million, or 33.3%, from $0.6 million in the first half of fiscal year 2003 to $0.4 million in the first half of fiscal year 2004. The decrease is primarily due to higher margins related to the emissions testing, environmental testing and contract engine calibration services.

Internally funded research and development expense for the Alternative Fuels segment decreased by $0.1 million, or 12.5%, from $0.8 million in the second quarter of fiscal year 2003 to $0.7 million in the second quarter of fiscal year 2004. Internally funded research and development expense decreased $0.5 million, or 29.4%, from $1.7 million in the first half of fiscal year 2003 to $1.2 million in the first half of fiscal year 2004.

Operating loss for the Alternative Fuels segment decreased by $2.1 million, or 77.7% from $2.7 million in the second quarter of fiscal year 2003 to $0.6 million in the second quarter of fiscal year 2004. The decrease in loss was attributable to a $0.2 million gross profit on product sales in fiscal year 2004 as compared to a $1.5 million negative gross profit on product sales in fiscal year 2003, a $0.5 million increase in contract revenues, and $0.1 million decrease in research and development expenses, partially offset by a $0.2 million increase in general and administrative expenses.

Operating loss for the Alternative Fuels segment decreased by $2.9 million, or 65.9%, from $4.4 million in the first half of fiscal year 2003 to $1.5 million in the first half of fiscal year 2004. The decrease in loss was attributable to a $0.2 million gross profit on product sales in the first half of fiscal year 2003 as compared to a $2.3 million negative gross profit on product sales in the first half of fiscal year 2003, a $0.5 million increase in contract revenues, and a $0.7 million decrease in research and development expenses, partially offset by a $0.8 million increase in sales and administrative expenses.

Fuel Cell Systems. Revenues for the Fuel Cell Systems segment increased by $1.2 million, or 54.5%, from $2.2 million in the second quarter of fiscal year 2003 to $3.4 million in the second quarter of fiscal year 2004. Revenues increased by $4.4 million, or 129.4%, from $3.4 million in the first half of fiscal year 2003 to $7.8 million in the first half of fiscal year 2004. Product sales were $2.9 million in the second quarter of fiscal year 2004 and $6.6 million in the first half of fiscal year 2004 compared to $0.9 in the second quarter of fiscal year 2003 and $0.9 in the first half of fiscal year 2003. Product sales consist of sales associated with Toyota Motor Corporation’s fuel cell SUV platform equipped with our hydrogen fuel metering and fuel storage systems. These product sales contributed $2.0 million in gross profit during the second quarter of 2004 and $4.2 million in gross profit in the first half of fiscal year 2004.

Contract revenue for the Fuel Cell Systems segment decreased $0.9 million, or 64.3%, from $1.4 million in the second quarter of fiscal year 2003 to $0.5 million in the second quarter of fiscal year 2004. Contract revenues decreased $1.3 million, or 52.0%, from $2.5 million in the first half of fiscal year 2003 to $1.2 million in the first half of fiscal year 2004. The decrease is primarily related to certain programs advancing into pre-production and commercialization phases with efforts focused on production engineering and the production process. Contract revenue is derived primarily from system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development expenses associated with cost of contract revenues included in our Fuel Cell Systems segment decreased $0.3 million, or 42.9%, from $0.7 million in the second quarter of fiscal year 2003 to $0.4 million in the second quarter of fiscal year 2004. Research and development associated with cost of contract revenues decreased $0.5 million, or 38.5%, from $1.3 million in the first half of fiscal year 2003 to $0.8 million in the second quarter of fiscal year 2004. The decrease is primarily due to higher utilization of resources on product commercialization efforts associated with engineering and product sales compared to the same periods of fiscal year 2003.

Internally funded research and development expense for the Fuel Cell Systems segment decreased by $0.3 million, or 18.8%, from $1.6 million in the second quarter of fiscal year 2003 to $1.3 million in the second quarter of fiscal year 2004. Internally funded research and development expense decreased by $0.2 million, or 7.4%, from $2.6 million in the first half of fiscal year 2003 to $2.5 million in the first half of fiscal year 2004.

Operating income for the Fuel Cell Systems segment increased by $1.4 million, or 175.0%, from a $0.8 million operating loss in the second quarter of fiscal year 2003 to $0.6 million in operating income for second quarter of fiscal year 2004. This increase was attributable to a $1.8 million increase in gross profit from product sales, a $0.6 million decrease in research and development expenses, partially offset by a $0.9 million decrease in contract revenue and a $0.1 million increase in sales and marketing expenses.

Operating income for the Fuel Cell Systems segment increased by $3.3 million, or 235.7%, from $1.4 million in operating loss in the first half of fiscal year 2003 to $1.9 million operating profit in the first half of fiscal year 2004. The decrease in loss was attributable to a $4.0 million increase in gross profit on product sales, a $0.7 million decrease in research and development expenses, partially offset by a $1.3 million decrease in contract revenue and a $0.1 million increase in sales and marketing expenses.

Advanced Research & Product Development. Research and development expense increased by $0.5 million, or 125.0%, from $0.4 million in the second quarter of fiscal year 2003 to $0.9 million in the second quarter of fiscal year 2004. Research and development expense increased by $1.0 million, or 142.9%, from $0.7 million in the first half of fiscal year 2003 to $1.7 million in the first half of fiscal year 2004. The increase is due to higher development costs to commercialize our injectors, advanced vehicle design and support costs.

Corporate Expense. Corporate expenses decreased by $0.5 million, or 29.4%, from $1.7 million in the second quarter of fiscal year 2003 to $1.2 million in the second quarter of fiscal year 2004. Corporate expenses decreased by $1.1 million, or 30.6%, from $3.6 million in the first half of fiscal year 2003 to $2.5 million in the first half of fiscal year 2004. The decrease is primarily due to non-recurring legal and other expenses experienced in the second quarter of fiscal year 2003 and non-recurring administrative expenses experienced in the first quarter of fiscal year 2003 related to the spin-off from IMPCO.

Interest Expense (Income), Net. During the second quarter of fiscal year 2004, we recorded approximately $28,000 in interest income. In the second quarter of fiscal year 2003, we recorded approximately $36,000 in interest income. In the first half of fiscal year 2004, we recorded approximately $55,000 in interest income and we had interest expense of $61,000 in the first half of fiscal year 2003 from the loan outstanding under IMPCO’s credit facility.

Provision for Income Taxes. Income tax expense increased due to a provision for international taxes in Korea. A valuation allowance has been established for deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal year 2004 will be approximately the same as fiscal year 2003 as we expect to continue to incur operating losses.

Liquidity and Capital Resources

Prior to our spin-off from IMPCO, we used cash generated from IMPCO’s operations, bank financings and investments from IMPCO to fund capital expenditures and research and development, as well as to invest in and operate our existing operations and new businesses. Until fiscal year 2002, we had been funded entirely from IMPCO in the form of equity investments. In fiscal year 2002, we became a co-borrower with IMPCO on a credit facility with Bank of America. On June 24, 2002, IMPCO amended its credit facility with Bank of America to remove us as a co-borrower under the line of credit and to release the pledge of our assets under the facility, effective upon completion of the distribution.

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of October 31, 2003, we had no material indebtedness or commitments for capital expenditures.

In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million after underwriting discounts and commissions and offering expenses. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.3 million after underwriting discounts and commissions and offering expenses.

We believe that our working capital will be adequate to meet our liquidity needs for at least the next twelve months. We may require additional sources of financing to develop facilities for commercialization and mass production of our products and systems. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Net cash used in operating activities was approximately $725,000 in the first half of fiscal year 2004 as compared to $7.0 million in the first half of fiscal year 2003. The decrease in cash used in operating activities resulted primarily from the net operating loss in the first half of fiscal year 2004 of $3.8 million as compared to the net operating loss of $10.3 million in the first half of fiscal year 2003. During the first half of fiscal year 2004, accounts receivable decreased $2.1 million as compared to a $0.2 million increase in the first half of fiscal year 2003, inventory remained flat as compared to a $1.6 million decrease in the first half of fiscal year 2003, other assets increased $0.1 million as compared to $0.2 million decrease in the first half of fiscal year 2003, accounts payable decreased $1.1 million as compared to $0.6 million decrease in the first half of fiscal year 2003, and accrued liabilities decreased $0.6 million as compared to a $0.3 million increase in the first half of fiscal year 2003.

Net cash used in investing activities in the first half of fiscal year 2004 was $0.4 million, a decrease of $0.2 million from the first half of fiscal year 2003. The decrease is a result of lower investment in equipment during the first half of fiscal year 2004 compared to the same period in the prior fiscal year.

Net cash provided by financing activities in the first half of fiscal year 2004 was $62.5 million as compared to $17.6 million of net cash provided in the first half of fiscal year 2003. During the second quarter of fiscal year 2004, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.3 million after underwriting discounts and commissions and offering expenses. Proceeds from stock option exercises was $2.5 million during the second quarter of fiscal year 2004. During the first half of fiscal year of 2003, we benefited from certain one-time financing activities, such as $2.7 million of net advances from IMPCO and a $15.0 million cash infusion from IMPCO as part of the spin-off.

The ratio of current assets to current liabilities was 2.9:1 at April 30, 2003 and 15.8:1 at October 31, 2003. During the first six months of fiscal year 2004, our total working capital increased by $62.2 million, from $15.5 million at the end of fiscal year 2003 to $77.7 million at October 31, 2003.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at October 31, 2003, a 1% decrease in interest rates would result in reduced annual interest income of approximately $730,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives and do not hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. The adoption of this FIN 46 is not expected to have an impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the second interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our results of operations or our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information relating to Quantitative and Qualitative Disclosures About Market Risk appear under the heading Quantitative and Qualitative Disclosures About Market Risk in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item	4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 23, 2003. The stockholders re-elected Scott Samuelsen and Thomas J. Tyson as Class II directors for a term of three years or until their respective successors are duly elected and qualified. The number of shares voting as to the election of each nominee is set forth below:

	Votes
Election of Class II Directors	For	Withheld
Scott Samuelsen	17,194,448	326,462
Thomas J. Tyson	17,193,125	327,785

The stockholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2004 with voting as follows: 17,476,004 shares “for”; 27,751 shares “against”; and 17,155 shares abstaining.

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

(b) Reports on Form 8-K:

Although we did not file any reports on Form 8-K during the quarter, we furnished to the SEC a report on Form 8-K on September 9, 2003 (pursuant to Item 12 of Form 8-K) disclosing an earnings release announcing our financial results for the quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2003	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

	By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350