Form 10-Q
period 2004-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2004-03-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended January 31, 2004, or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 8, 2004:

30,512,389 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and January 31, 2004

	April 30, 2003	January 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,538,873	$31,330,263
Marketable securities held-to-maturity	—	21,154,031
Accounts receivable, less allowance for doubtful accounts	5,501,923	3,741,517
Other receivables	70,702	37,546
Inventories:
Raw materials and parts	4,812,341	4,913,377
Work-in-process	29,896	1,633,254
Finished goods	2,961,685	1,752,763
Less inventory reserves	(1,778,020)	(884,010)

Total inventories	6,025,902	7,415,384
Other current assets	364,385	784,339

Total current assets	23,501,785	64,463,080
Equipment and leasehold improvements:
Dies, molds and patterns	2,917,795	2,963,378
Machinery and equipment	9,149,263	9,667,514
Office furnishings and equipment	7,558,287	7,420,774
Automobiles and trucks	101,144	136,386
Leasehold improvements	2,521,888	2,533,880
Construction in process	276,048	663,191

	22,524,425	23,385,123
Less accumulated depreciation and amortization	11,640,393	14,313,646

Net equipment and leasehold improvements	10,884,032	9,071,477
Marketable securities held-to-maturity	—	16,583,928
Intangible asset, net of accumulated amortization of $1,159,878 and $2,404,709 at April 30, 2003 and January 31, 2004	15,319,480	14,074,649
Other assets	1,246,984	90,173

Total assets	$50,952,281	$104,283,307

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

April 30, 2003 and January 31, 2004

(Continued)

	April 30, 2003	January 31, 2004
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036,960	$3,142,084
Accrued payroll obligations	950,164	876,579
Accrued warranties	1,120,754	936,872
Other accrued expenses	1,755,340	457,715
Current maturities of capital leases	138,794	—

Total current liabilities	8,002,012	5,413,250

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized at April 30, 2003 and January 31, 2004; 0 issued and outstanding at April 30, 2003 and January 31, 2004	—	—
Series A common stock, $.001 par value, 12,000,000 shares authorized at April 30, 2003 and January 31, 2004; 0 issued and outstanding at April 30, 2003 and January 31, 2004	—	—
Series B common stock, $.001 par value, 6,000,000 shares authorized at April 30, 2003 and January 31, 2004; 999,969 issued and outstanding at April 30, 2003 and January 31, 2004	1,000	1,000
Common stock, $.001 par value, 42,000,000 authorized at April 30, 2003 and January 31, 2004; 21,680,475 issued and outstanding at April 30, 2003 and 30,499,238 issued and outstanding at January 31, 2004	21,680	30,499
Additional paid-in capital	56,437,797	119,248,495
Accumulated deficit	(13,510,208)	(20,409,940)

Total stockholders’ equity	42,950,269	98,870,057

Total liabilities and stockholders’ equity	$50,952,281	$104,283,307

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

Three and nine months ended January 31, 2003 and 2004

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Net revenue:
Product sales	$3,639,331	$2,753,161	$10,269,584	$14,651,721
Contract revenue	2,362,049	1,669,201	5,952,241	4,373,945

Total revenue	6,001,380	4,422,362	16,221,825	19,025,666
Costs and expenses:
Cost of product sales	3,981,060	1,632,632	12,753,293	9,181,463
Research and development	4,030,369	3,911,166	11,001,380	10,455,983
Selling, general and administrative	2,235,169	2,135,327	6,887,206	6,489,066

Total costs and expenses	10,246,598	7,679,125	30,641,879	26,126,512
Operating loss	(4,245,218)	(3,256,763)	(14,420,054)	(7,100,846)
Interest expense (income), net	(35,133)	(159,157)	25,506	(213,744)
Other expense (income)	(172,742)	(2,321)	(102,751)	(26,715)
Provision for income taxes	0	0	800	39,345

Net loss applicable to common stock	$(4,037,343)	$(3,095,285)	$(14,343,609)	$(6,899,732)

Net loss per share:
Basic	$(0.22)	$(0.10)	$(0.86)	$(0.27)

Diluted	$(0.22)	$(0.10)	$(0.86)	$(0.27)

Number of shares used in per share calculation:
Basic	17,979,925	31,394,268	16,702,419	25,860,655

Diluted	17,979,925	31,394,268	16,702,419	25,860,655

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

Nine months ended January 31, 2003 and 2004

	Nine Months Ended January 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(14,343,609)	$(6,899,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,496,916	3,929,986
(Gain)/loss on disposal of equipment	(102,268)	17,947
Non-cash stock compensation charge	—	16,714
Investment income	—	(230,768)
Changes in operating assets and liabilities:
Receivables	2,109,614	1,793,562
Inventories	1,606,840	(1,389,482)
Other assets	(171,193)	(290,336)
Accounts payable	(3,736,061)	(894,876)
Accrued liabilities	99,457	(527,899)

Net cash used in operating activities	(11,040,304)	(4,474,884)

Investing activities:
Purchases of marketable securities	—	(37,507,191)
Purchases of equipment and leasehold improvements	(866,454)	(890,547)
Proceeds from sale of property and equipment	114,700	—

Net cash used in investing activities	(751,754)	(38,397,738)

Financing activities:
Payments on capital lease obligations	(144,388)	(138,794)
Net advances from IMPCO	2,713,405	—
Issuance of common stock	7,997,574	60,135,938
Exercise of stock options	—	2,793,881
Contribution from IMPCO Technologies upon distribution	15,000,000	—
Additional costs related to equity offering	—	(127,013)

Net cash provided by financing activities	25,566,591	62,664,012

Net increase in cash	13,774,533	19,791,390
Cash and cash equivalents at beginning of period	177,414	11,538,873

Cash and cash equivalents at end of period	$13,951,947	$31,330,263

Supplemental schedule of non-cash activity:
Issuance of Series A common stock recorded as intangible asset	$16,479,358	$—
Assumption of line of credit by IMPCO Technologies	8,625,000	—
Conversion of owner’s net investment to stockholders’ equity	31,831,129	—
Issuance of warrants	128,992	16,714

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2004

1) BASIS OF PRESENTATION

On July 23, 2002, IMPCO Technologies, Inc. (IMPCO) completed the distribution and spin-off of Quantum Fuel Systems Technologies Worldwide, Inc. (the Company) to its stockholders. The Company designs, manufactures and supplies integrated fuel systems to OEMs for use in alternative fuel vehicles and fuel cell applications. The Company’s fuel systems enable cars, trucks and buses powered by internal combustion engines to operate on hydrogen, natural gas or propane.

On the date of the distribution and spin-off, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 8, immediately following the spin-off the Company issued 3,513,439 shares of its Series A common stock to General Motors (GM) in connection with a strategic alliance between the Company and GM. The Company’s accumulated deficit at January 31, 2004 of $20,409,940 represents its operating results from the distribution date to January 31, 2004.

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003. The results of operations for the three and nine months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2004.

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

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. The Company initially issued 1,000 shares to IMPCO for nominal consideration. Prior to the spin-off, the Company declared a stock split to increase the number of shares outstanding to match the number of shares outstanding of IMPCO’s common stock. In July 2002, IMPCO’s Board of Directors declared a 1-for-1 stock dividend whereby every shareholder of IMPCO Common Stock received a corresponding share of the Company’s common stock. On July 24, 2002, the Company issued 3,513,439 shares of Series A common stock to General Motors. The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. For the three months ended January 31, 2004, warrants to acquire common stock were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended January 31, 2004, options to purchase 308,719 shares of common stock and 275,000 warrants to acquire common stock, respectively, were excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
Numerator:
Net loss	$(4,037,343)	$(3,095,285)	$(14,343,609)	$(6,899,732)
Numerator for basic earnings per share—loss to common stockholders	$(4,037,343)	$(3,095,285)	$(14,343,609)	$(6,899,732)
Numerator for diluted earnings per share—loss to common stockholders	$(4,037,343)	$(3,095,285)	$(14,343,609)	$(6,899,732)
Denominator:
Denominator for basic earnings per share—adjusted weighted-average shares	17,979,925	31,394,268	16,702,419	25,860,655
Denominator for diluted earnings per share—adjusted weighted-average shares	17,979,925	31,394,268	16,702,419	25,860,655

Basic earnings per share	$(0.22)	$(0.10)	$(0.86)	$(0.27)

Diluted earnings per share	$(0.22)	$(0.10)	$(0.86)	$(0.27)

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

All of the Company’s product revenues are generated from alternative fuel systems and fuel cell-related hydrogen storage systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is primarily derived from within the United States. All of the Company’s long-lived assets are based in its offices in Sterling Heights, Michigan; Irvine, California; and Lake Forest, California.

Net revenues and operating income/(loss) for the Company’s business segments for the three and nine months ended January 31, 2003 and 2004 are as follows:

	Revenues
	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
	(In thousands)
Alternative Fuels	$3,062	$1,850	$9,912	$8,613
Fuel Cell Systems	2,939	2,572	6,310	10,413
Advanced Research & Product Development	—	—	—	—
Corporate Expenses	—	—	—	—

Total	$6,001	$4,422	$16,222	$19,026

	Operating Income (Loss)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
	(in thousands)
Alternative Fuels	$(1,515)	$(937)	$(5,934)	$(2,485)
Fuel Cell Systems	(103)	(277)	(1,528)	1,589
Advanced Research & Product Development	(956)	(826)	(1,657)	(2,536)
Corporate Expenses(1)	(1,671)	(1,217)	(5,301)	(3,669)

Total	$(4,245)	$(3,257)	$(14,420)	$(7,101)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments at April 30, 2003 and January 31, 2004 are as follows:

	Identifiable Assets
	April 30, 2003	January 31, 2004
	(In thousands)
Alternative Fuels	$12,919	$11,163
Fuel Cell Systems	20,723	19,565
Advanced Research & Product Development	1,130	1,075
Corporate Expenses	3,030	2,537

Total identifiable assets	37,802	34,340
Assets not specifically identifiable	13,150	69,943

Total assets	$50,952	$104,283

5) WARRANTS

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, which was July 23, 2002. The Company issued these warrants at an exercise price of $5.83 with a term expiring in January 2006. During the third quarter of fiscal 2004, warrants to purchase an aggregate of 25,000 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 9,195 shares of common stock.

The Company issued a warrant to purchase 100,000 shares of the Company’s common stock to a consulting firm on August 27, 2002 for services related to investor relations. This warrant was issued at an exercise price of $5.10 with a four-year term. The Company valued the warrant at fair value (in accordance with FASB Statement No. 123, “Accounting for Stock Based Compensation”) based on a Black-Scholes fair value calculation. The warrant was valued at date of grant and was re-measured at fair value at each subsequent reporting period, and changes in value were recorded over the performance period. The Company has recorded an expense of approximately $16,000 for the first nine months of fiscal year 2004 in connection with the issuance of this warrant. During the third quarter of fiscal year 2004, the warrant was exercised in full on a cashless or “net issue” basis, resulting in the issuance of an aggregate of 49,414 shares of common stock.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
	(In thousands, except per share amounts)
Reported net loss	$(4,037)	$(3,095)	$(14,344)	$(6,900)
Stock-based employee compensation cost	(391)	(369)	(1,195)	(1,247)

Pro forma net loss	$(4,428)	$(3,464)	$(15,539)	$(8,147)

Loss per share—basic and diluted
Reported net loss per share	$(0.22)	$(0.10)	$(0.86)	$(0.27)
Stock-based employee compensation cost per share	(0.02)	(0.01)	(0.07)	(0.05)

Pro forma net loss per share—basic and diluted	$(0.24)	$(0.11)	$(0.93)	$(0.32)

On May 1, 2003, an additional 650,414 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

7) INCOME TAXES

Income taxes for the three and nine months ended January 31, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

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

On May 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Accordingly, the intangible asset will be reviewed on an annual basis for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. In accordance with the requirements of SFAS 144, the Company believes that no event or circumstance currently exists that would indicate impairment of this asset. The amortization expense during the first nine months of fiscal year 2004 was approximately $1,245,000.

9) INVESTMENTS

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The company has determined that its investment portfolio will be held-to-maturity and is therefore carried at amortized cost.

At January 31, 2004, the Company’s marketable securities were classified as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Short Term
Asset Backed Securities	$1,043	$—	$—	$1,043
Corporate Bonds	6,521	—	7	6,514
U.S. Government Securities	13,590	2	3	13,589

Short-term total	$21,154	$2	$10	$21,146

Long Term
Asset Backed Securities	$795	$—	$1	$794
Corporate Bonds	10,387	—	1	10.386
U.S. Government Securities	5,402	1	2	5,401

Long-term total	$16,584	$1	$4	$16,581

Total	$37,738	$3	$14	$37,727

At January 31, 2004, marketable securities classified as long-term have maturity dates from one to three years.

10) WARRANTIES

The Company offers a warranty for all of its alternative fuel products. The specific terms and conditions of those warranties varies depending on the platform and model year. For most products, the Company provides a limited warranty, including parts and labor, extending 3 years or 36,000 miles, whichever is achieved first. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first nine months of fiscal year 2004 are as follows (in thousands):

Balance at April 30, 2003	$1,121
Warranties issued during the period	160
Settlements made during the period	(88)
Changes in liability for pre-existing warranties during the period, including expirations	(256)

Balance at January 31, 2004	$937

11) TERMINATION OF COMBINATION WITH GLOBAL THERMOELECTRIC

Combination with Global Thermoelectric . On April 8, 2003, the Company entered into a Combination Agreement with Global Thermoelectric Inc. (“Global”) to combine Global with the Company in a share-for-share exchange pursuant to a Plan of Arrangement submitted to the Court of Queen’s Bench of Alberta, Canada for approval. On July 14, 2003, Global announced that it had received a competing proposal from FuelCell Energy, Inc (“FuelCell”). On July 31, 2003, upon reviewing the terms of the competing proposal and after full consideration of the possible alternative terms that could have been offered by the Company, the Companys’ board of directors concluded that it was not in the best interest of Quantum or its stockholders to propose any adjustments or improvements to the terms and conditions of the transaction contemplated by the Combination Agreement between us and Global. On August 4, 2003, the Company announced that Global had terminated the Combination Agreement with the Company as a result of the proposed combination between Global and FuelCell. As a result of the termination of the Combination Agreement, the Company received a US $2 million break-up fee from Global on August 4, 2003. This fee was netted against the accumulated transaction costs of approximately $2,127,000, which resulted in a $127,000 charge to earnings during the three months ended July 31, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future; if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; we may need to raise additional capital in order to complete our commercialization plans; we may be required to indemnify IMPCO for taxes arising in connection with the spin-off, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and issue our equity securities; the market price and trading volume of our common stock may be volatile; we may never be able to introduce commercially viable fuel storage, fuel delivery or electronic control products for fuel cell systems; a mass market for fuel storage, fuel delivery and electronic control systems for fuel cells may never develop or may take longer to develop than we anticipate; sales of our alternative fuel vehicles may be subject to variances in government and commercial fleet spending and any OEM or government sponsored incentive programs; the market for alternative fuel vehicles and fuel cell vehicles may be sensitive to general economic conditions or consumer preferences; our revenue depends to a great extent on our relationships with and revenues from a small number of customers; our revenue depends to a great extent on General Motors and Toyota Motor Corporation and their financial and marketing commitments to the commercialization of fuel cell and alternative fuel automotive markets; our business depends on the growth of the fuel cell and alternative fuel markets, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements; users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products; we currently face and will continue to face significant competition, which could result in a decrease in our revenue; our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention; our insurance may be insufficient; our business may become subject to future product certification regulations, which may impair our ability to market our products; new technologies could render our existing products obsolete; we depend on our intellectual property, and our failure to protect our intellectual property rights could adversely affect our future growth and success; if third parties claim that our products infringe their intellectual property rights, we may be forced to expend significant financial resources and management time and our operating results would suffer; we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain; we have limited experience manufacturing fuel cell-related systems on a commercial basis; we may not meet our product development or commercialization milestones; we depend on third-party suppliers for the supply of key materials and components for our products; we could lose or fail to attract the personnel necessary to run our business; we may be affected by skilled labor shortages and labor disputes at OEM facilities; our business could be harmed if we fail to meet OEM specifications; we may be subject to increased warranty claims due to longer warranty periods; changes in environmental policies could hurt the market for our products; our business is dependent on the advancement of OEM fuel cell technologies and OEM internal plans, spending levels and timing for pre-production programs and commercial production; and the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion. This list of factors is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2003. All forward-looking statements in this report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 17,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn has sold substantially all of those vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products in the next two years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis. Our revenues and cash flows are dependent on the advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. Our business depends on the industry-wide growth of the fuel cell and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements and consumer adoption of alternative fuel and fuel cell technologies on a commercial scale. In evaluating financial condition and operating results, we assess these industry-wide factors and the potential impact on our business.

A significant portion of our business is generally related to alternative fuel automotive sales, which vary directly with the production schedules of our OEM customers. The market for alternative fuel vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in alternative fuel production by our OEM customers may have a material effect on our business.

In managing our business, our management utilizes several non-financial factors to analyze our performance. We assess the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ fuel cell applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for hydrogen-based systems and storage solutions.

We classify our business operations into four reporting segments: the Alternative Fuels division, Fuel Cell Systems division, Advanced Research & Product Development and Corporate Expenses. The Alternative Fuels division generates revenue through the sale of compressed natural gas (“CNG”) and propane (“LPG”) fuel storage, fuel delivery and electronic control systems to OEMs, primarily General Motors, and the installation of our products into OEM vehicles. The Alternative Fuels division also generates contract revenue by providing engineering design and support to OEMs, so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The Fuel Cell Systems division generates revenue through the sale of compressed hydrogen storage, fuel delivery and electronic control systems to OEMs and the installation of our products into OEM fuel cell vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications.

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

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms and collectability is reasonably assured. Contract revenue is recognized based on the percentage of completion method. For the nine months ended January 31, 2003 and 2004, revenue related to sales of our products, to and contracts with General Motors and its affiliates, represented 66.0% and 37.7% of our total revenue for these periods. For the nine months ended January 31, 2003 and 2004, revenue related to sales of our products to, and contracts with Toyota, represented 18.5% and 41.2% of our total revenue.

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

Combination with Global Thermoelectric . On April 8, 2003, we entered into a Combination Agreement with Global Thermoelectric Inc. (“Global”) to combine Global with our company in a share-for-share exchange pursuant to a Plan of Arrangement submitted to the Court of Queen’s Bench of Alberta, Canada for approval. On July 14, 2003, Global announced that it had received a competing proposal from FuelCell Energy, Inc (“FuelCell”). On July 31, 2003, upon reviewing the terms of the competing proposal and after full consideration of the possible alternative terms that could have been offered by us, our board of directors concluded that it was not in the best interest of Quantum or its stockholders to propose any adjustments or improvements to the terms and conditions of the transaction contemplated by the Combination Agreement between us and Global. On August 4, 2003, we announced that Global had terminated the Combination Agreement with us as a result of the proposed combination between Global and FuelCell. As a result of the termination of the Combination Agreement, we received a US $2 million break-up fee from Global on August 4, 2003. This fee was netted against the accumulated transaction costs of approximately $2,127,000, which resulted in a $127,000 charge to earnings during the three months ended July 31, 2003.

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

Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Historically, our final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, inventory write-downs may be required.

•	We conduct a major portion of our business with a limited number of customers. For the past year and for the foreseeable future, General Motors Corporation (and subsidiaries of General Motors) and Toyota Motor Corporation have represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At January 31, 2004, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

Three and nine months ended January 31, 2003 and 2004

Net revenues and operating income/(loss) for our business segments for the three and nine months ended January 31, 2003 and 2004 were as follows:

	Revenues
	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
	(in thousands)
Alternative Fuels	$3,062	$1,850	$9,912	$8,613
Fuel Cell Systems	2,939	2,572	6,310	10,413
Advanced Research & Product Development	—	—	—	—
Corporate Expenses	—	—	—	—

Total	$6,001	$4,422	$16,222	$19,026

	Operating Income (Loss)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2004	2003	2004
	(in thousands)
Alternative Fuels	$(1,515)	$(937)	$(5,934)	$(2,485)
Fuel Cell Systems	(103)	(277)	(1,528)	1,589
Advanced Research & Product Development	(956)	(826)	(1,657)	(2,536)
Corporate Expenses(1)	(1,671)	(1,217)	(5,301)	(3,669)

Total	$(4,245)	$(3,257)	$(14,420)	$(7,101)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenues decreased $1.6 million, or 26.7%, from $6.0 million in the third quarter of fiscal year 2003 to $4.4 million in the third quarter of fiscal year 2004. Net revenues increased $2.8 million, or 17.3%, from $16.2 million in the first nine months of fiscal year 2003 to $19.0 million in the first three quarters of fiscal year 2004.

Operating losses decreased by $1.0 million, or 23.8%, from $4.2 million in the third quarter of fiscal year 2003 to $3.2 million in the third quarter of fiscal year 2004. Operating losses decreased $7.3 million, or 50.7%, from $14.4 million in the first nine months of fiscal year 2003 to $7.1 million in the first nine months of fiscal year 2004. For the nine month period, the decrease in loss was attributable to a $3.4 million decrease in the operating loss of the Alternative Fuels segment, a $1.6 million operating profit as compared to a $1.5 million operating loss in the prior year for the Fuel Cell Systems segment, and a $1.6 million decrease in the loss of the Corporate Expenses segment, partially offset by a $0.8 million increase in the operating loss of the Advanced Research & Product Development segment.

Alternative Fuels. Product sales for the Alternative Fuels segment decreased by $1.1 million, or 44.0%, from $2.5 million in the third quarter of fiscal year 2003 to $1.4 million in the third quarter of fiscal year 2004. Product sales decreased $1.7 million, or 20.2%, from $8.4 million in the first nine months of fiscal year 2003 to $6.7 million in the first nine months of fiscal year 2004. Product sales consist of sales associated with General Motors’ mid-size automobiles, pick-up trucks, and vans equipped with our bi-fuel and compressed natural gas fuel systems and General Motors’ medium duty trucks equipped with dedicated liquid propane gas kits. Product sales during the third quarter of fiscal year 2004 were lower due to lower volumes of mid-size automobiles and lower for the nine month period primarily due to the discontinuation of the GM van and medium duty truck platforms during the third quarter of fiscal year 2003, partially offset during the third quarter and nine month period of fiscal year 2004 by higher product sales of GM pick-up trucks primarily due to improved pricing on these platforms.

Cost of product sales decreased $2.1 million, or 63.6%, from $3.3 million in the third quarter of fiscal year 2003 to $1.2 million in the third quarter of fiscal year 2004. The decrease in cost of product sales was due to a $0.8 million decrease in material costs related to lower unit sales as a result of the discontinuation of two platforms and a $1.3 million decrease in direct labor, manufacturing overhead and other indirect production costs, including warranty reserve, inventory obsolescence, and freight charges. In the first nine months of fiscal year 2004, cost of product sales decreased $5.1 million, or 44.7%, from $11.4 million in the first nine months of fiscal year 2003 to $6.3 million in the first nine months of fiscal year 2004. The decrease in cost of product sales was due to a $2.5 million decrease in material costs related to the lower sales volume and positive material cost variances, a $1.3 decrease in manufacturing overhead due to efficiencies and absorption of overhead into inventories, $0.4 million in lower obsolete inventory charges, $0.3 million in direct labor, $0.2 million in lower warranty charges, and $0.4 million in lower freight and other expenses.

Gross profits on product sales increased $0.9 million, or 128.6%, from a negative $0.7 million in the third quarter of fiscal year 2003 to a positive $0.2 million in the third quarter of fiscal year 2004, due to a 33.3% decrease in cost of product sales as a percentage of sales. Gross profits on product sales increased $3.4 million, or 113.3%, from a negative $3.0 million in the first nine months of fiscal year 2003 to a positive $0.4 million in the first nine months of fiscal year 2004, due to a 30.9% decrease in cost of product sales as a percentage of sales.

Contract revenue related to alternative fuels decreased by $0.1 million, or 20.0%, from $0.5 million in the third quarter of fiscal year 2003 to $0.4 million in the third quarter of fiscal year 2004. Contract revenues increased $0.4 million, or 26.7%, from $1.5 million in the first nine months of fiscal year 2003 to $1.9 million in the first nine months of fiscal year 2004. Contract revenues from emissions testing, environmental testing and contract engine calibration services increased $0.2 million in the third quarter of fiscal year 2004 and $0.8 million in the first nine months of fiscal year 2004. Other contract revenue is derived primarily from system development and application engineering of our products under funded General Motors contracts. For the nine month period, General Motors contracts decreased $0.4 million due to the discontinuance of the GM van and medium duty platforms.

Research and development associated with cost of contract revenues, included in our Alternative Fuels segment, remained flat at $0.3 million in the third quarter of fiscal year 2004. Research and development, associated with cost of contract revenues, decreased $0.2 million, or 25.0%, from $0.8 million in the first nine months of fiscal year 2003 to $0.6 million in the first nine months of fiscal year 2004. The decrease is primarily due to higher margins related to the emissions testing, environmental testing and contract engine calibration services.

Internally funded research and development expense for the Alternative Fuels segment increased by $0.1 million, or 25.0%, from $0.4 million in the third quarter of fiscal year 2003 to $0.5 million in the third quarter of fiscal year 2004. Internally funded research and development expense decreased $0.4 million, or 19.0%, from $2.1 million in the first nine months of fiscal year 2003 to $1.7 million in the first nine months of fiscal year 2004.

Operating loss for the Alternative Fuels segment decreased by $0.6 million, or 40.0%, from $1.5 million in the third quarter of fiscal year 2003 to $0.9 million in the third quarter of fiscal year 2004. The decrease in loss was attributable to a $0.2 million gross profit on product sales in fiscal year 2004 as compared to a $0.7 million negative gross profit on product sales in fiscal year 2003, partially offset by a $0.1 million decrease in contract revenues and a $0.2 million increase in general and administrative expenses.

Operating loss for the Alternative Fuels segment decreased by $3.4 million, or 57.6%, from $5.9 million in the first nine months of fiscal year 2003 to $2.5 million in the first nine months of fiscal year 2004. The decrease in loss was attributable to a $0.4 million gross profit on product sales in the first nine months of fiscal year 2003 as compared to a $3.0 million negative gross profit on product sales in the first nine months of fiscal year 2003, a $0.4 million increase in contract revenues, and a $0.6 million decrease in research and development expenses, partially offset by a $1.0 million increase in sales and administrative expenses.

Fuel Cell Systems. Revenues for the Fuel Cell Systems segment decreased by $0.4 million, or 13.8%, from $2.9 million in the third quarter of fiscal year 2003 to $2.5 million in the third quarter of fiscal year 2004. Revenues increased by $4.1 million, or 65.1%, from $6.3 million in the first nine months of fiscal year 2003 to $10.4 million in the first nine months of fiscal year 2004. Product sales were $1.3 million in the third quarter of fiscal year 2004 compared to $1.1 million in the third quarter of fiscal year 2003, representing a 27.3% increase, and $8.0 million in the first nine months of fiscal year 2004 compared to $1.9 million in the first nine months of fiscal year 2003, representing a 321.1% increase. Product sales consist of sales associated with Toyota Motor Corporation’s fuel cell platforms equipped with our hydrogen fuel metering and fuel storage systems. These product sales contributed $0.9 million in gross profit during the third quarter of 2004 and $5.1 million in gross profit in the first nine months of fiscal year 2004.

Contract revenue for the Fuel Cell Systems segment decreased $0.6 million, or 33.3%, from $1.8 million in the third quarter of fiscal year 2003 to $1.2 million in the third quarter of fiscal year 2004. Contract revenues decreased $2.0 million, or 45.5%, from $4.4 million in the first nine months of fiscal year 2003 to $2.4 million in the first nine months of fiscal year 2004. The decrease is primarily related to OEM program timing and certain programs advancing into pre-production phases with efforts focused on process engineering instead of product development. Contract revenue is derived primarily from system development and application engineering of our products under funded OEM contracts, and other funded contract work with state and federal agencies.

Research and development expenses, associated with cost of contract revenues, included in our Fuel Cell Systems segment decreased $0.1 million, or 11.1%, from $0.9 million in the third quarter of fiscal year 2003 to $0.8 million in the third quarter of fiscal year 2004. Research and development, associated with cost of contract revenues, decreased $0.7 million, or 30.4%, from $2.3 million in the first nine months of fiscal year 2003 to $1.6 million in the third quarter of fiscal year 2004. The decrease is primarily due to the lower level of contract revenues compared to the same periods of fiscal year 2003.

Internally funded research and development expense for the Fuel Cell Systems segment remained flat at $1.5 million in the third quarter of fiscal year 2004. Internally funded research and development expense decreased by $0.1 million, or 2.4%, from $4.1 million in the first nine months of fiscal year 2003 to $4.0 million in the first nine months of fiscal year 2004.

Operating loss for the Fuel Cell Systems segment increased by $0.2 million, or 200.0%, from $0.1 million in the third quarter fiscal year 2003 to $0.3 million in the third quarter of fiscal year 2004. This increase was attributable to a $0.6 million decrease in contract revenue and a $0.1 million increase in sales and marketing expenses, partially offset by a $0.5 million increase in gross profit from product sales.

Operating income for the Fuel Cell Systems segment increased by $3.1 million, or 206.7%, from $1.5 million in operating loss in the first nine months of fiscal year 2003 to $1.6 million operating profit in the first nine months of fiscal year 2004. The decrease in loss was attributable to a $4.5 million increase in gross profit on product sales and a $0.8 million decrease in research and development expenses, partially offset by a $2.0 million decrease in contract revenue and a $0.2 million increase in sales and marketing expenses.

Advanced Research & Product Development. Research and development expense decreased by $0.1 million, or 11.1%, from $0.9 million in the third quarter of fiscal year 2003 to $0.8 million in the third quarter of fiscal year 2004. Research and development expense increased by $0.8 million, or 47.1%, from $1.7 million in the first nine months of fiscal year 2003 to $2.5 million in the first nine months of fiscal year 2004. The increase is due to higher development costs to commercialize our injectors, advanced vehicle design and related support costs.

Corporate Expense. Corporate expenses decreased by $0.5 million, or 29.4%, from $1.7 million in the third quarter of fiscal year 2003 to $1.2 million in the third quarter of fiscal year 2004. Corporate expenses decreased by $1.6 million, or 30.2%, from $5.3 million in the first nine months of fiscal year 2003 to $3.7 million in the first nine months of fiscal year 2004. The decrease in the third quarter is primarily due to lower legal and investor relations expenses experienced in the third quarter of fiscal year 2004 compared to the same period in the prior year.

Interest Expense (Income), Net. During the third quarter of fiscal year 2004, we recorded approximately $159,000 in interest income. In the third quarter of fiscal year 2003, we recorded approximately $35,000 in interest income. In the first nine months of fiscal year 2004, we recorded approximately $214,000 in interest income and we had interest expense of $26,000 in the first nine months of fiscal year 2003 from the loan outstanding under IMPCO’s credit facility. The higher level of interest income earned is due to the investment of the proceeds of our public equity offering completed in the second quarter of fiscal year 2004.

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

Prior to the distribution, IMPCO made an additional capital investment of $15.0 million in cash, plus an assumption of our debt facility of $8.6 million. As of January 31, 2004, we had no material indebtedness or commitments for capital expenditures.

In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million after underwriting discounts and commissions and offering expenses. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.1 million after underwriting discounts and commissions and offering expenses.

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

Net cash used in operating activities was approximately $4.5 million in the first nine months of fiscal year 2004 as compared to $11.0 million in the first nine months of fiscal year 2003. The decrease in cash used in operating activities resulted primarily from the net operating loss in the first nine months of fiscal year 2004 of $6.9 million as compared to the net operating loss of $14.3 million in the first nine months of fiscal year 2003. During the first nine months of fiscal year 2004, accounts receivable decreased $1.8 million as compared to a $2.1 million decrease in the first nine months of fiscal year 2003, inventory increased $1.4 million as compared to a $1.6 million decrease in the first nine months of fiscal year 2003. The increase in inventory during the first nine months of fiscal 2004 is related to a build out of fuel storage systems to be delivered over the next six months for integration into fuel cell passenger vehicles. Accounts payable decreased $0.9 million as compared to $3.7 million decrease in the first nine months of fiscal year 2003, and accrued liabilities decreased $0.5 million as compared to a $0.1 million increase in the first nine months of fiscal year 2003.

Net cash used in investing activities in the first nine months of fiscal year 2004 was $38.4 million, an increase of $37.6 million from the first nine months of fiscal year 2003. The company completed a public equity offering in October 2003 netting proceeds of approximately $60.1 million of which $37.5 million are invested in marketable securities classified as held-to-maturity. During the first nine months of fiscal year 2003, we realized net proceeds from the sale of property and equipment of $115,000.

Net cash provided by financing activities in the first nine months of fiscal year 2004 was $62.7 million as compared to $25.6 million of net cash provided in the first nine months of fiscal year 2003. During the second quarter of fiscal year 2004, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.1 million after underwriting discounts and commissions and offering expenses. Proceeds from stock option exercises was $2.8 million during the first nine months of fiscal year 2004. During the first nine months of fiscal year of 2003, we benefited from certain one-time financing activities, such as $2.7 million of net advances from IMPCO and a $15.0 million cash infusion from IMPCO as part of the spin-off.

The ratio of current assets to current liabilities was 2.9:1 at April 30, 2003 and 11.9:1 at January 31, 2004. During the first nine months of fiscal year 2004, our total working capital increased by $43.5 million, from $15.5 million at the end of fiscal year 2003 to $59.0 million at January 31, 2004.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from exposures to changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents are subject to fluctuations in interest rates. Based on our cash balance at January 31, 2004, a 1% decrease in interest rates would result in reduced annual interest income of approximately $313,000.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives and do not hold or issue financial investments for speculative purposes.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. The adoption of this FIN 46 does not have an impact on our financial statements.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the third interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our results of operations or our financial position.

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

(b) Reports on Form 8-K:

Although we did not file any reports on Form 8-K during the quarter, we furnished to the SEC a report on Form 8-K on December 11, 2003 (pursuant to Item 12 of Form 8-K) disclosing an earnings release announcing our financial results for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2004	QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

	By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350