Form 10-Q
period 2004-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2004-09-01
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004, or

❑	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ❑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ❑

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 18, 2004:

30,695,089 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

	April 30, 2004	July 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,728,901	$13,830,378
Marketable securities held-to-maturity	35,595,269	40,406,489
Accounts receivable, net	5,896,504	7,190,428
Inventories, net	5,744,769	5,770,682
Other current assets	719,229	241,981

Total current assets	63,684,672	67,439,958
Equipment and leasehold improvements, net	8,780,096	8,634,885
Marketable securities held-to-maturity	17,232,298	11,077,962
Intangible asset, net	13,659,705	13,244,762
Other assets	90,173	90,173

Total assets	$103,446,944	$100,487,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,836,025	$2,700,398
Accrued payroll obligations	773,937	865,189
Deferred revenue	736,518	608,240
Accrued warranties	948,521	927,619
Other accrued liabilities	700,466	280,841

Total current liabilities	5,995,467	5,382,287

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series A common stock, $.001 par value; 12,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 6,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 42,000,000 shares authorized; 30,673,089 issued and outstanding at April 30, 2004 and 30,695,089 issued and outstanding at July 31, 2004	30,673	30,695
Additional paid-in-capital	119,864,432	119,944,310
Accumulated deficit	(22,444,628)	(24,870,552)

Total stockholders’ equity	97,451,477	95,105,453

Total liabilities and stockholders’ equity	$103,446,944	$100,487,740

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
	2003	2004
Revenue:
Net product sales	$6,549,685	$3,358,003
Contract revenue	1,328,501	2,996,944

Total revenue	7,878,186	6,354,947

Costs and expenses:
Cost of product sales	4,372,889	2,663,193
Research and development	3,108,153	4,126,359
Selling, general and administrative	2,154,747	2,199,104

Total costs and expenses	9,635,789	8,988,656

Operating loss	(1,757,603)	(2,633,709)

Interest income, net	26,235	208,585
Other expense	(9)	—
Provision for income taxes	(36,546)	(800)

Net loss applicable to common stock	$(1,767,923)	$(2,425,924)

Net loss per share:
Basic	$(0.08)	$(0.08)

Diluted	$(0.08)	$(0.08)

Number of shares used in per share calculation:
Basic	22,680,444	31,686,322

Diluted	22,680,444	31,686,322

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2003	2004
Operating activities:
Net loss	$(1,767,923)	$(2,425,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,313,557	1,252,354
Non-cash stock compensation charge	16,714	—
Changes in operating assets and liabilities:
Accounts receivables	1,919,387	(1,293,924)
Inventories	243,997	(25,913)
Other assets	(640,225)	477,248
Accounts payable	(707,984)	(135,627)
Other liabilities	(420,440)	(477,553)

Net cash used in operating activities	(42,917)	(2,629,339)

Investing activities:
Purchases of equipment and leasehold improvements	(67,455)	(692,200)
Purchases of marketable securities	—	(10,173,096)
Maturities of marketable securities	—	11,516,212

Net cash provided by (used in) investing activities	(67,455)	650,916

Financing activities:
Payments on capital lease obligations	(45,704)	—
Proceeds from exercises of stock options	—	79,900
Additional costs related to equity offering	(127,013)	—

Net cash provided by (used in) financing activities	(172,717)	79,900

Net decrease in cash and cash equivalents	(283,089)	(1,898,523)
Cash and cash equivalents at beginning of year	11,538,873	15,728,901

Cash and cash equivalents at end of year	$11,255,784	$13,830,378

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

July 31, 2004

1) Basis of Presentation and Background

Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum” or the “Company”) designs, manufactures and supplies packaged fuel systems to Original Equipment Manufacturers (“OEMs”) for use in alternative fuel vehicles and fuel cell applications. For automotive OEMs, the Company provides hydrogen systems for both internal combustion engine and fuel cell vehicles, and natural gas fuel systems for internal combustion engine vehicles. In the area of hydrogen refueling infrastructure, the Company offers several hydrogen refueling systems focused on early infrastructure development.

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed balance sheet at April 30, 2004 has been derived from the audited financial statements of the Company at that date. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004. The results of operations for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2005.

Prior to July 23, 2002, the Company was a wholly-owned division of IMPCO Technologies, Inc. (“IMPCO”). On this date, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. The Company’s accumulated deficit represents its operating results from the distribution date to the date of the periods presented.

The condensed financial statements include the Company, as well as certain assets, liabilities, and related operations that were transferred to the Company (the “Contribution”) from IMPCO. The condensed financial statements also include the historical operations transferred to the Company by IMPCO. The Contribution was completed prior to the distribution and resulted in a recapitalization of the Company.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

2) Marketable Securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has determined that its investment portfolio is held-to-maturity and is therefore carrying marketable securities at amortized cost.

At July 31, 2004, the Company’s marketable securities held-to-maturity consist of the following:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-Term
Certificates of deposit	$2,110,669	$—	$—	$2,110,669
Asset backed securities	1,123,651	—	668	1,122,983
Corporate bonds	15,385,797	—	58,675	15,327,122
U.S. government securities	21,786,372	160	37,832	21,748,700

	40,406,489	160	97,175	40,309,474

Long-Term
Asset backed securities	1,531,434	—	24,667	1,506,767
Corporate bonds	4,290,999	—	41,709	4,249,290
U.S. government securities	5,255,529	—	34,652	5,220,877

	11, 077,962	—	101,028	10,976,934

Total marketable securities	$51,484,451	$160	$198,203	$51,286,408

At July 31, 2004, marketable securities held-to-maturity classified as long-term have maturity dates ranging from August 2005 to September 2007.

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2004	July 31, 2004
Customer accounts billed	$3,120,131	$5,641,481
Customer accounts unbilled	2,923,373	1,707,947
Allowance for doubtful accounts	(147,000)	(159,000)

Accounts receivable, net	$5,896,504	$7,190,428

4) Inventories

Inventories consist of the following:

	April 30, 2004	July 31, 2004
Inventories:
Materials and parts	$5,198,673	$5,186,708
Work-in-process	58,945	54,268
Finished goods	1,424,719	1,532,596

	6,682,337	6,773,572
Less provision for obsolescence	(937,568)	(1,002,890)

Inventories, net	$5,744,769	$5,770,682

5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	April 30, 2004	July 31, 2004
Equipment and leasehold improvements:
Dies, molds and patterns	$2,975,192	$2,975,192
Machinery and equipment	8,970,785	9,475,691
Office furnishings and equipment	7,867,990	7,695,981
Automobiles and trucks	136,386	136,386
Leasehold improvements	2,547,012	2,547,012
Capitalized machinery and equipment	623,358	623,358
Construction in progress	841,282	1,200,585

	23,962,005	24,654,205
Less accumulated depreciation and amortization	(15,181,909)	(16,019,320)

Net equipment and leasehold improvements	$8,780,096	$8,634,885

6) Intangible Asset

The Company has an intangible asset representing the fair value of common stock issued to General Motors Corporation (“General Motors”) in connection with a strategic alliance that became effective upon the distribution of the Company by IMPCO. The asset is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reviews the intangible asset on an annual basis for impairment or more frequent basis if events or circumstances change that might indicate that impairment exists. The Company believes that no event or circumstance currently exists that would indicate impairment of this asset. The amortization expense was approximately $415,000 for the three-month period ended July 31, 2004.

7) Warranties

The Company offers a warranty for all of its alternative fuel products. The specific terms and conditions of those warranties varies depending on the platform and model year. For most products, the Company provides a limited warranty, including parts and labor, extending three years or 36,000 miles, whichever is achieved first. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first three months of fiscal 2005 are as follows (in thousands):

Balance at April 30, 2004	$949
Warranties issued during the period	49
Settlements made during the period	(90)
Changes in liability for pre-existing warranties during the period, including expirations	20

Balance at July 31, 2004	$928

8) Stock Option Plans

In April 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and related interpretations.” Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Three Months Ended July 31,
	2003	2004
Net loss, as reported	$(1,767,923)	$(2,425,924)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(383,000)	(605,588)

Pro forma net loss	$(2,150,923)	$(3,031,512)

Net loss per share, as reported - basic and diluted	$(0.08)	$(0.08)
Stock-based employee compensation cost per share	(0.02)	(0.02)

Pro forma net loss per share-basic and diluted	$(0.10)	$(0.10)

Number of shares used in the calculation of pro forma per share	22,680,444	31,686,322

On May 1, 2004, an additional 920,193 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

9) Warrants

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 with a term expiring in January 2006. No warrants were exercised during the first quarter of fiscal years 2004 and 2005. At July 31, 2004, 249,000 of these warrants remain outstanding.

10) Earnings Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options and warrants were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2003	2004
Numerator:
Net loss	$(1,767,923)	$(2,425,924)
Numerator for basic loss per share—to common stockholders	$(1,767,923)	$(2,425,924)
Numerator for diluted loss per share—to common stockholders	$(1,767,923)	$(2,425,924)

Denominator for basic loss per share—weighted-average shares	22,680,444	31,686,322
Denominator for diluted loss per share—adjusted weighted-average shares	22,680,444	31,686,322
Basic loss per share	$(0.08)	$(0.08)

Diluted loss per share	$(0.08)	$(0.08)

11) Income Taxes

Income taxes for the three months ended July 31, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

12) Business Segment Information

The Company classifies its business operations into four reporting segments: the Fuel Cell Systems division, Alternative Fuels division, Advanced Research & Product Development, and Corporate Expenses. The Fuel Cell Systems division generates revenues through the sale of fuel cell-related fuel storage, fuel delivery and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery and electronic control systems integrate and operate with their fuel cell applications. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery and electronic control systems for internal combustion engine applications. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by the four reporting segments.

All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development, and Company-sponsored research and development. For segment reporting purposes, research and development expense is allocated to the Fuel Cell Systems and Alternative Fuels segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents Company-sponsored research and development that is not allocated to the Fuel Cell Systems or Alternative Fuels reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Company funded under customer contracts.

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

All of the Company’s product revenues are generated from fuel cell-related hydrogen storage systems and alternative fuel systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is primarily derived from within the United States. All of the Company’s long-lived assets are based in its offices in Irvine, California; Lake Forest, California; and Sterling Heights, Michigan.

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended July 31,
	2003	2004
	(in thousands)
Revenue
Fuel Cell Systems	$4,416	$3,206
Alternative Fuels	3,462	3,149
Advanced Research & Product Development	—	—
Corporate Expenses	—	—

Total	$7,878	$6,355

Operating Income (Loss)
Fuel Cell Systems	$1,264	$124
Alternative Fuels	(916)	(735)
Advanced Research & Product Development	(841)	(765)
Corporate Expenses (1)	(1,265)	(1,258)

Total	$(1,758)	$(2,634)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments are as follows:

	April 30, 2004	July 31, 2004
	(in thousands)
Identifiable Assets
Fuel Cell Systems	$20,706	$20,137
Alternative Fuels	9,905	11,300
Advanced Research & Product Development	1,046	1,016
Corporate Expenses	2,424	2,388

Total identifiable assets	34,081	34,841
Assets not specifically identifiable	69,366	65,647

Total assets	$103,447	$100,488

13) Termination of Combination with Global Thermoelectric

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our revenue is highly concentrated among a small number of customers and our business may be negatively impacted if one or more of these customers were to cease or significantly reduce its purchases from us;

•	we have a history of operating losses and negative cash flow and anticipate that we will continue to incur operating losses for the foreseeable future;

•	we may never be able to introduce commercially viable fuel storage, fuel delivery and electronic control systems for fuel cell systems;

•	estimates for the development of a commercial market have lengthened in recent years and a mass market for fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell applications that can be integrated into the products of OEMs will be critical to our business;

•	we are dependent on third party suppliers for the supply of key materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber due to shortages of this material;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	our business depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets;

•	the market for fuel cell vehicles and alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success;

•	our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business;

•	we have limited experience manufacturing fuel systems for fuel cell applications on a commercial basis;

•	we may be required to indemnify IMPCO for taxes arising in connection with our spin-off from IMPCO, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and to issue equity securities;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies and to develop facilities for mass production of these products;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	the market price and trading volume of our common stock may be volatile;

•	if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; and

•	provisions of Delaware law and of our charter and bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2004. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Overview

We design, manufacture and supply packaged fuel systems to Original Equipment Manufacturers (“OEMs”) for use in alternative fuel vehicles and fuel cell applications. For automotive OEMs, we provide hydrogen systems for both internal combustion engine and fuel cell vehicles, and natural gas fuel systems for internal combustion engine vehicles. In the area of hydrogen refueling infrastructure, we offer several hydrogen refueling systems focused on early infrastructure development.

Our advanced fuel systems for fuel cell applications are used in transportation and industrial vehicles, for stationary and portable power generation, and in hydrogen refueling products for the infrastructure to support fuel cell vehicles. Our packaged fuel systems comprise the storage, monitoring, control, and injection of gaseous fuels to improve efficiency, enhance power output, and reduce pollutant emissions from internal combustion engines and fuel cell systems.

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold over 17,000 fuel systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (“General Motors”), which in turn has sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently used on a commercial basis and will require additional product development over the next five years; however, we believe that a commercial market will begin to develop for these products over the next five years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

Our revenues and cash flows are dependent on the advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. Our business depends on the industry-wide growth of the fuel cell and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling infrastructure, technology advancements, government advocacy, and consumer adoption of fuel cell and alternative fuel technologies on a commercial scale. In evaluating financial condition and operating results, we assess these industry-wide factors and the potential impact on our business. Our industry is also dependent on a limited number of third party suppliers of materials and components for our products, particularly hydrogen pressure sensors and high-strength fiber. Any quality or supply issue with these materials and components can negatively impact our business. In the past several months, we have experienced shortages of high-strength fiber from our primary supplier due to industry-wide demand and short-term capacity issues. This shortage of fiber negatively impacted our ability to execute certain contract activities during the first quarter. We expect the capacity issues to resolve in the second quarter and do not currently expect these fiber supply issues to continue long-term. In addition, a delay in product shipments during the first quarter was caused by the discovery of a potential hydrogen incompatibility issue with a hydrogen pressure sensor provided to us by a supplier for fuel regulation systems. We have since resolved the sensor issue by securing an alternative material for the sensor and believe that this issue will not affect existing and future product orders over the foreseeable future.

A significant portion of our business is generally related to alternative fuel automotive sales, which vary directly with the production schedules of our OEM customers. The market for alternative fuel vehicles is sensitive to general economic conditions, government agency and commercial fleet spending, and consumer preferences. The rate at which our customers sell alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in alternative fuel production by our OEM customers may have a material effect on our business.

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

We classify our business operations into four reporting segments: the Fuel Cell Systems division, Alternative Fuels division, Advanced Research & Product Development, and Corporate Expenses. The Fuel Cell Systems division generates revenue through the sale of compressed hydrogen storage, fuel delivery and electronic control systems to OEMs, and the installation of our products into OEM fuel cell vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their fuel cell applications. The Alternative Fuels division generates revenue through the sale of compressed natural gas (“CNG”), propane (“LPG”), and hydrogen fuel storage, fuel delivery and electronic control systems for internal combustion engine applications. The Alternative Fuels division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments.

Corporate Expenses represents a sub-category of selling, general and administrative expense. Corporate Expenses consist of general and administrative expense incurred at the corporate level.

We expense all research and development when incurred. Research and development expenses include both customer-funded research and development, and company-sponsored research and development. For segment reporting purposes, research and development expenses are allocated to the Fuel Cell Systems and Alternative Fuels segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents Company-sponsored research and development that is not allocated to the Fuel Cell Systems or Alternative Fuels reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications.

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms and collectability is reasonably assured. Contract revenue is recognized based on the percentage of completion method.

For the three months ended July 31, 2003 and 2004, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 33.6% and 49.2% of our total revenue for these periods, respectively. For the three months ended July 31, 2003 and 2004, revenue related to sales of our products to and contracts with Toyota Motor Corporation (“Toyota”) represented 45.9% and 16.5% of our total revenue for these periods, respectively.

General Motors Relationship. Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors may co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls.

Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. While this commitment was waived by General Motors for calendar years 2002 and 2003, we cannot assure you that this commitment will be waived in the future. For 2004, we expect to spend an amount yet to be determined for research projects directed by General Motors. Each party will retain the ownership of its existing technology and will jointly own technology that is created under the alliance. We have the opportunity to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Separation from IMPCO. On July 23, 2002, IMPCO completed the distribution and spin-off of Quantum by distributing to IMPCO stockholders one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property, interim services and a number of ongoing commercial relationships. The pricing terms for goods and services covered by the commercial agreements reflected negotiated prices. These agreements will expire July 22, 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and are included elsewhere in this report. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, our intangible asset, warranty and recall obligations, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Historically, our final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, inventory write-downs may be required.

•	We conduct a major portion of our business with a limited number of customers. For the past year and for the foreseeable future, General Motors (and subsidiaries of General Motors) and Toyota have represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At July 31, 2004, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which includes property, plant and equipment and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

Three months ended July 31, 2003 and 2004

Net revenues and operating income (loss) for our business segments for the three months ended July 31, 2003 and 2004 were as follows:

	Three Months Ended July 31,
	2003	2004
	(in thousands)
Revenue
Fuel Cell Systems	$4,416	$3,206
Alternative Fuels	3,462	3,149
Advanced Research & Product Development	—	—
Corporate Expenses	—	—

Total	$7,878	$6,355

Operating Income (Loss)
Fuel Cell Systems	$1,264	$124
Alternative Fuels	(916)	(735)
Advanced Research & Product Development	(841)	(765)
Corporate Expenses (1)	(1,265)	(1,258)

Total	$(1,758)	$(2,634)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenues decreased $1.5 million, or 19.0%, from $7.9 million in the first quarter of fiscal 2004 to $6.4 million in the first quarter of fiscal 2005. Operating losses increased by $0.8 million, or 44.4%, from $1.8 million in the first quarter of fiscal 2004 to $2.6 million in the first quarter of fiscal 2005. The increase in loss was primarily attributable to a $1.1 million decrease in operating profit for the Fuel Cell Systems segment, partially offset by a $0.2 million decrease in the operating loss of the Alternative Fuels segment.

Fuel Cell Systems. Product revenue was $1.0 million in the first quarter of fiscal 2005 compared to $3.7 million in the first quarter of fiscal 2004, representing a 73.0% decrease. Product revenue primarily consists of sales associated with Toyota’s fuel cell SUV platform and bus platform equipped with our hydrogen fuel metering and fuel storage systems. These product sales contributed $0.5 million in gross profit for the three months ended July 31, 2004. During the first quarter of fiscal 2005, we experienced production delays in connection with a potential hydrogen incompatibility issue with one of the sensors supplied by a third party supplier for use in hydrogen fuel regulation systems. This caused certain fuel system orders to be pushed back from their original targeted shipping dates. We have recently developed alternative sources for the supply of these component parts and believe we will be able to ship all delayed orders containing these components over the second and third quarters. The sensor issue caused approximately half of the decline in product revenue during the first quarter; the remaining decline was due to a decrease in product orders.

Contract revenue for the Fuel Cell Systems segment increased $1.5 million, or 214.3%, from $0.7 million in the first quarter of fiscal 2004 to $2.2 million in the first quarter of fiscal 2005. Contract revenue is derived primarily from system development and application engineering of our products under funded OEM contracts, and other funded contract work with the military and other government agencies. The increase was primarily due to new and expanded programs for the development of fuel delivery systems on behalf of automotive OEM customers and military branches. We anticipate that contract revenues from these development programs for the 2005 fiscal year will remain higher than the 2004 fiscal year.

Research and development expenses associated with cost of contract revenues included in our Fuel Cell Systems segment increased $0.7 million, or 175.0%, from $0.4 million in the first quarter of fiscal 2004 to $1.1 million in the first quarter of fiscal 2005. The increase is primarily due to higher level of contract revenues compared to the same period in fiscal 2004.

Internally funded research and development expense for the Fuel Cell Systems segment increased $0.1 million, or 8.3%, from $1.2 million in the first quarter of fiscal 2004 to $1.3 million in the first quarter of fiscal 2005 as a result of our continued focus on expanding our fuel cell application technologies.

Operating income for the Fuel Cell Systems segment decreased by $1.1 million, or 91.7%, from $1.2 million in the first quarter of fiscal 2004 to $0.1 million in the first quarter of fiscal 2005. This decrease was attributable to a $1.7 million decrease in gross profit from product sales and a $0.9 million increase in research and development expenses, offset by a $1.5 million increase in contract revenue.

Alternative Fuels. Product revenue for the Alternative Fuels segment decreased by $0.5 million, or 17.9%, from $2.8 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005. Product revenue consisted of sales associated with General Motors’ mid-size automobiles and pick-up trucks equipped with our compressed natural gas fuel systems. The decrease is due to significantly lower product sales related to mid-sized automobiles of $1.1 million, which offset an increase in sales related to fuel storage systems designed for truck applications of $0.6 million. As a result of General Motors’ discontinuance of the mid-size vehicle, we expect most of our product sales in this segment for the remainder of fiscal 2005 to be related to fuel storage systems designed for truck applications.

Cost of product sales decreased by $0.7 million, or 25%, in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. This decline was primarily due to the decrease in overall product sales and improved margins as a result of lower component costs.

Contract revenue for the Alternative Fuels Segment increased by $0.2 million, or 33.3%, from $0.6 million in the first quarter of fiscal 2004 to $0.8 million in the first quarter of fiscal 2005. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies. The increase in revenue was attributable in part to engineering, design and development of advanced fuel injection and storage systems for a new program for hydrogen internal combustion engine applications. The increase was partially offset by lower revenues from emissions testing, environmental testing, and contract engine calibration services during the first quarter of fiscal 2005.

Research and development associated with cost of contract revenues included in our Alternative Fuels segment increased by $0.2, or 100%, from $0.2 million in the first quarter of fiscal 2004 to $0.4 million in the first quarter of fiscal 2005. The increase is primarily due to higher contract revenue.

Internally funded research and development expense for the Alternative Fuels segment remained consistent in each period at approximately $0.5 million.

Operating loss for the Alternative Fuels segment decreased by $0.2 million, or 22.2%, from $0.9 million in the first quarter of fiscal 2004 to $0.7 million in the first quarter of fiscal 2005. The decrease in loss was primarily attributable to improved margins on product sales in the first quarter of fiscal 2005 as compared to the same period in fiscal 2004.

Advanced Research & Product Development. Research and development expense decreased slightly by $0.1 million, or 12.5%, from $0.8 million in the first quarter of fiscal 2004 to $0.7 million in the first quarter of fiscal 2005.

Corporate Expense. Overall corporate expenses remained virtually unchanged during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004. However, the first quarter of fiscal 2004 included a charge of $127,000 related to net transaction costs associated with the proposed combination with Global Thermoelectric, Inc. that was terminated on August 4, 2003.

Interest Income, Net. During the first quarter of fiscal 2005, we recorded approximately $209,000 in interest income, net of advisor fees, associated with our marketable securities. In the first quarter of fiscal 2004, we recorded approximately $26,000 in net interest income. The higher level of net interest income earned is due to the investment of the proceeds of our public equity offering completed in the second quarter of fiscal 2004.

Provision for Income Taxes. Income tax expense remained minor due to our net losses during the period. A full valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal 2005 will be the same as fiscal 2004 as we expect to continue to incur operating losses during fiscal 2005. The tax credits and net operating losses incurred through the date of the distribution remained with IMPCO.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2004 include cash and cash equivalents of $13.8 million, short-term marketable securities of $40.4 million and long-term marketable securities of $11.1 million.

In July 2002, we received $15.0 million in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million.

We believe that our working capital will be adequate to meet our liquidity needs for at least the next twelve months. As of July 31, 2004, we had no material indebtedness or commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. We may require additional sources of financing to complete product and application development, develop facilities for commercialization and mass production of our products and systems, and to take advantage of strategic opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Net cash used in operating activities was approximately $2.6 million during the first three months of fiscal 2005, an increase of $2.5 million as compared to the same period in fiscal 2004. The increase in cash used in operating activities primarily resulted from a net increase in accounts receivable amounting to $3.2 million plus increased net losses of $0.7 million in fiscal 2005, offset by a net decrease in other assets of $1.1 million and an increase in accounts payable of $0.6 million. The balance of accounts receivable increased over the first three months of fiscal 2005 by $1.3 million as compared to a decline during the same period in fiscal 2004 of $1.9 million. The increase in receivables during the first quarter of fiscal 2005 was a direct result of certain customer billings anticipated for collection in July that carried over into the first week of the second quarter. We received $3.6 million from these customers in early August. Other assets declined during the first quarter of fiscal 2005 by $0.5 million, due to reductions in prepaid insurance and supplier deposits, as compared to an increase during the same period in fiscal 2004 of $0.6 million.

Net cash provided by investing activities during the first three months of fiscal 2005 was $0.7 million, an increase of $0.7 million as compared to the first three months of fiscal 2004. The increase in cash provided by investing activities was primarily a result of net marketable securities activities during the first quarter of fiscal 2005 of $1.3 million, partially offset by higher spending levels for equipment and leasehold improvements of $0.6 million. Although the entire $11.5 million in maturities of marketable securities during the quarter ended July 31, 2004 were reinvested, the net cash provided by marketable securities activities was a result of investing a portion of these proceeds in securities with maturity dates of 90 days or less, which are classified as cash equivalents.

Net cash provided by financing activities during the first three months of fiscal 2005 was $0.1 million as compared to $0.2 million of net cash used in the first three months of fiscal 2004. Proceeds from stock option exercises were $0.1 million during the first three months of fiscal 2005.

The ratio of current assets to current liabilities was 10.6:1 at April 30, 2004 and 12.5:1 at July 31, 2004. During the first three months of fiscal 2005, our total working capital increased by $4.4 million, from $57.7 million at the end of fiscal 2004 to $62.1 million at July 31, 2004.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at July 31, 2004, a 1% decrease in interest rates would result in reduced annual interest income of approximately $654,000.

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

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On January 16, 2003, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (No. 333-101668). The Registration Statement covered the sale of 4,025,000 shares of our common stock (including an option to purchase 525,000 shares to cover over-allotments) at an offering price of $2.25 per share, for an aggregate of $9,056,250. The managing underwriter was Adams Harkness, Inc. After deducting the underwriting discounts and commissions and offering expenses totaling approximately $1.0 million in the aggregate, we received net proceeds of approximately $8.0 million in connection with the offering. Through the date of the filing of this report, approximately $5.9 million of the net proceeds from the offering have been used for working capital purposes. Pending use of the remaining proceeds from the offering, we have invested the funds in investment grade, interest-bearing marketable securities.

There were no securities offerings during the quarter ended July 31, 2004.

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

(b) Reports on Form 8-K:

Although we did not file any reports on Form 8-K during the first quarter of fiscal 2005, we furnished to the SEC a report on Form 8-K on June 29, 2004 (pursuant to Item 12 of Form 8-K) disclosing an earnings release announcing our financial results for the quarter and fiscal year ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2004

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