Form 10-Q
period 2004-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2004-12-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004, or

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

Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 7, 2004:

30,712,174 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

	April 30, 2004	October 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,728,901	$8,411,238
Marketable securities held-to-maturity	35,595,269	46,629,270
Accounts receivable, net	5,896,504	5,849,070
Inventories, net	5,744,769	6,098,479
Other current assets	719,229	547,062

Total current assets	63,684,672	67,535,119
Equipment and leasehold improvements, net	8,780,096	8,007,284
Marketable securities held-to-maturity	17,232,298	7,843,134
Intangible asset, net	13,659,705	12,829,818
Other assets	90,173	90,173

Total assets	$103,446,944	$96,305,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,836,025	$2,196,446
Accrued payroll obligations	773,937	842,616
Deferred revenue	736,518	183,362
Accrued warranties	948,521	928,715
Other accrued liabilities	700,466	297,749

Total current liabilities	5,995,467	4,448,888
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series A common stock, $.001 par value; 12,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 6,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 42,000,000 shares authorized; 30,673,089 issued and outstanding at April 30, 2004 and 30,711,924 issued and outstanding at October 31, 2004	30,673	30,712
Additional paid-in-capital	119,864,432	120,004,526
Accumulated deficit	(22,444,628)	(28,179,598)

Total stockholders’ equity	97,451,477	91,856,640

Total liabilities and stockholders’ equity	$103,446,944	$96,305,528

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Revenue:
Net product sales	$5,348,875	$2,252,591	$11,898,560	$5,610,594
Contract revenue	1,376,243	2,709,078	2,704,744	5,706,022

Total revenue	6,725,118	4,961,669	14,603,304	11,316,616
Costs and expenses:
Cost of product sales	3,175,941	1,940,768	7,548,830	4,603,961
Research and development	3,436,663	4,167,623	6,544,817	8,293,982
Selling, general and administrative	2,198,992	2,370,332	4,353,739	4,569,436

Total costs and expenses	8,811,596	8,478,723	18,447,386	17,467,379
Operating loss	(2,086,478)	(3,517,054)	(3,844,082)	(6,150,763)
Interest income, net	28,352	230,597	54,587	439,182
Other income (expense), net	24,403	(18,589)	24,394	(18,589)
Provision for income taxes	(2,800)	(4,000)	(39,345)	(4,800)

Net loss applicable to common stock	$(2,036,523)	$(3,309,046)	$(3,804,446)	$(5,734,970)

Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.16)	$(0.18)

Number of shares used in per share calculation - basic and diluted	23,507,253	31,704,600	23,093,849	31,695,549

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
	2003	2004
Operating activities:
Net loss	$(3,804,446)	$(5,734,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,625,637	2,373,885
Loss on disposal of equipment and leasehold improvements	—	18,563
Non-cash stock compensation charge	16,714	—
Changes in operating assets and liabilities:
Accounts receivable	2,060,452	47,434
Inventories	21,125	(353,710)
Other assets	(15,533)	172,167
Accounts payable	(1,050,176)	(639,579)
Other liabilities	(578,990)	(907,000)

Net cash used in operating activities	(725,217)	(5,023,210)

Investing activities:
Purchases of equipment and leasehold improvements	(355,693)	(841,749)
Proceeds from sale of equipment	—	52,000
Purchases of marketable securities	—	(22,983,595)
Maturities of marketable securities	—	21,338,758

Net cash used in investing activities	(355,693)	(2,434,586)

Financing activities:
Payments on capital lease obligations	(91,965)	—
Proceeds from issuance of common stock	60,271,000	—
Proceeds from exercises of stock options	2,460,444	140,133
Additional costs related to equity offering	(127,013)	—

Net cash provided by financing activities	62,512,466	140,133

Net increase (decrease) in cash and cash equivalents	61,431,556	(7,317,663)
Cash and cash equivalents at beginning of period	11,538,873	15,728,901

Cash and cash equivalents at end of period	$72,970,429	$8,411,238

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

October 31, 2004

1) Basis of Presentation and Background

Quantum Fuel Systems Technologies Worldwide, Inc. (“Quantum” or the “Company”) designs, manufactures, and supplies packaged fuel systems to Original Equipment Manufacturers (“OEMs”) for use in alternative fuel vehicles and fuel cell applications. For automotive OEMs, the Company provides hydrogen systems for both internal combustion engine and fuel cell vehicles, and natural gas fuel systems for internal combustion engine vehicles. In the area of hydrogen refueling infrastructure, the Company offers several hydrogen refueling systems focused on early infrastructure development.

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed balance sheet at April 30, 2004 has been derived from the audited financial statements of the Company at that date. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004. The results of operations for the three and six months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2005.

Prior to July 23, 2002, the Company was a wholly-owned subsidiary of IMPCO Technologies, Inc. (“IMPCO”). On this date, IMPCO distributed the stock of the Company to stockholders of IMPCO based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. The Company’s accumulated deficit represents its operating results from the distribution date to the date of the periods presented.

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

At October 31, 2004, the Company’s marketable securities held-to-maturity consist of the following:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Short-Term
Certificates of deposit	$2,619,783	$—	$—	$2,619,783
Asset backed securities	1,754,041	—	6,043	1,747,998
Corporate bonds	20,033,982	—	57,809	19,976,173
U.S. Treasury obligations	515,866	—	619	515,247
U.S. government agencies	21,705,598	—	28,278	21,677,320

	46,629,270	—	92,749	46,536,521
Long-Term
Asset backed securities	785,623	—	24,553	761,070
Corporate bonds	1,389,914	252	10,590	1,379,576
U.S. government agencies	5,667,597	—	21,815	5,645,782

	7,843,134	252	56,958	7,786,428

Total marketable securities	$54,472,404	$252	$149,707	$54,322,949

At October 31, 2004, marketable securities held-to-maturity classified as long-term have maturity dates ranging from November 2005 to October 2007.

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2004	October 31, 2004
Customer accounts billed	$3,120,131	$4,084,550
Customer accounts unbilled	2,923,373	1,935,520
Allowance for doubtful accounts	(147,000)	(171,000)

Accounts receivable, net	$5,896,504	$5,849,070

4) Inventories

Inventories consist of the following:

	April 30, 2004	October 31, 2004
Inventories:
Materials and parts	$5,198,673	$5,379,068
Work-in-process	58,945	446,490
Finished goods	1,424,719	1,410,943

	6,682,337	7,236,501
Less provision for obsolescence	(937,568)	(1,138,022)

Inventories, net	$5,744,769	$6,098,479

5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	April 30, 2004	October 31, 2004
Equipment and leasehold improvements:
Dies, molds and patterns	$2,975,192	$2,969,127
Machinery and equipment	8,970,785	9,129,049
Office furnishings and equipment	7,867,990	7,940,666
Automobiles and trucks	136,386	136,386
Leasehold improvements	2,547,012	2,500,933
Capitalized machinery and equipment	623,358	623,358
Construction in progress	841,282	1,290,722

	23,962,005	24,590,241
Less accumulated depreciation and amortization	(15,181,909)	(16,582,957)

Equipment and leasehold improvements, net	$8,780,096	$8,007,284

6) Intangible Asset

The Company has an intangible asset representing the fair value of common stock issued to General Motors Corporation (“General Motors”) in connection with a strategic alliance that became effective upon the distribution of the Company by IMPCO. The asset is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reviews the intangible asset on an annual basis for impairment or more frequent basis if events or circumstances change that might indicate that impairment exists. The Company believes that no event or circumstance currently exists that would indicate impairment of this asset. Amortization expense was approximately $415,000 and $830,000 for the three and six-months ended October 31, 2004, respectively.

7) Warranties

The Company offers a warranty for all of its alternative fuel products. The specific terms and conditions of those warranties varies depending on the platform and model year. For most alternative fuel products, the Company provides a limited warranty, including parts and labor, extending three years or 36,000 miles, whichever is achieved first.

The Company generally disclaims all warranties on its prototype fuel storage systems. At its discretion or under certain programs, the Company may provide for the replacement cost or perform additional tests of prototype component parts subsequent to product delivery. The Company includes an estimate of these types of arrangements as part of its warranty liability.

The Company estimates the costs that may be incurred under its limited warranty or non-warranty programs and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first six months of fiscal 2005 are as follows:

Balance at April 30, 2004	$948,521
Warranties issued during the period	75,522
Settlements made during the period	(115,048)
Changes in liability for pre-existing warranties during the period, including expirations	19,720

Balance at October 31, 2004	$928,715

8) Stock Option Plans

In April 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Net loss, as reported	$(2,036,523)	$(3,309,046)	$(3,804,446)	$(5,734,970)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(496,000)	(600,000)	(879,000)	(1,206,000)

Pro forma net loss	$(2,532,523)	$(3,909,046)	$(4,683,446)	$(6,940,970)

Net loss per share, as reported - basic and diluted	$(0.09)	$(0.10)	$(0.16)	$(0.18)
Stock-based employee compensation cost per share	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma net loss per share-basic and diluted	$(0.11)	$(0.12)	$(0.20)	$(0.22)

Number of shares used in the calculation of pro forma per share	23,507,253	31,704,600	23,093,849	31,695,549

On May 1, 2004, an additional 920,193 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

9) Warrants

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 with a term expiring in January 2006. During the second quarter of fiscal 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock. At October 31, 2004, 245,444 of these warrants remain outstanding.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Numerator:
Net loss	$(2,036,523)	$(3,309,046)	$(3,804,446)	$(5,734,970)
Numerator for basic loss per share—to common stockholders	$(2,036,523)	$(3,309,046)	$(3,804,446)	$(5,734,970)
Numerator for diluted loss per share— to common stockholders	$(2,036,523)	$(3,309,046)	$(3,804,446)	$(5,734,970)
Denominator for basic and diluted loss per share—weighted-average shares	23,507,253	31,704,600	23,093,849	31,695,549
Basic and diluted loss per share	$(0.09)	$(0.10)	$(0.16)	$(0.18)

11) Income Taxes

Income taxes for the three and six month periods ended October 31, 2004 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

12) Business Segment Information

The Company classifies its business operations into four reporting segments: the Fuel Cell Systems division, Alternative Fuels division, Advanced Research & Product Development, and Corporate. The Fuel Cell Systems division generates revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell applications. The Alternative Fuels division generates revenues through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. The Alternative Fuels division also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by the four reporting segments.

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

The Company recognizes revenue for product sales when goods are shipped in accordance with the Company’s shipping terms and collectability is reasonably assured. Contract revenues are recognized based on the percentage of completion method. Corporate represents a sub-category of selling, general, and administrative expense. Corporate consists of general and administrative expense incurred at the corporate level.

The Company evaluates performance based on profit or loss from operations before interest and income taxes.

All of the Company’s product revenues are generated from fuel cell-related hydrogen storage systems and alternative fuel systems for automotive OEM applications. The Company’s revenue from unaffiliated customers is primarily derived from within the United States.

The Company leases facilities in Irvine, California; Lake Forest, California; and Troy, Michigan. The Company’s long-lived assets are principally based in its Irvine and Lake Forest facilities.

During the second quarter of fiscal 2005, the Company negotiated a lease buyout for the remaining six months on its Sterling Heights, Michigan facility. Operations previously located in Sterling Heights were transferred to the facility in Troy, Michigan. Non-recurring costs associated with the relocation, including the lease buyout, amounted to approximately $125,000.

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
Revenue
Fuel Cell Systems	$3,424,680	$2,643,334	$7,840,739	$5,849,596
Alternative Fuels	3,300,438	2,318,335	6,762,565	5,467,020
Advanced Research & Product Development	—	—	—	—
Corporate	—	—	—	—

Total	$6,725,118	$4,961,669	$14,603,304	$11,316,616

Operating Income (Loss)
Fuel Cell Systems	$602,048	$(343,779)	$1,865,947	$(219,551)
Alternative Fuels	(632,361)	(1,244,074)	(1,548,736)	(1,979,323)
Advanced Research & Product Development	(869,623)	(669,749)	(1,710,039)	(1,434,153)
Corporate (1)	(1,186,542)	(1,259,452)	(2,451,254)	(2,517,736)

Total	$(2,086,478)	$(3,517,054)	$(3,844,082)	$(6,150,763)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments are as follows:

	April 30, 2004	October 31, 2004
Identifiable Assets
Fuel Cell Systems	$20,706,325	$19,805,721
Alternative Fuels	9,904,711	9,814,886
Advanced Research & Product Development	1,045,969	952,083
Corporate	2,424,069	2,211,960

Total identifiable assets	34,081,074	32,784,650
Assets not specifically identifiable	69,365,870	63,520,878

Total assets	$103,446,944	$96,305,528

13) Subsequent Event - Merger Agreement with Starcraft Corporation

On November 23, 2004, the Company entered into an Agreement and Plan of Merger with Starcraft Corporation. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Company will maintain its listing on the Nasdaq National Market and will operate Starcraft as a wholly-owned subsidiary.

In connection with the proposed merger, each share of Starcraft common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.341 shares of Quantum common stock. Each outstanding option to purchase a share of Starcraft common stock will be either (i) converted into an option to acquire 2.341 shares of Quantum common stock, at an exercise price equal to the current Starcraft exercise price divided by 2.341, or (ii) canceled in exchange for a payment of the difference between $15.61 and the exercise price of the vested Starcraft stock option. Holders of interests in Starcraft’s directors’ share plan will receive $15.61 per share, and their interests in the plan will terminate. On November 23, 2004, there were 8,968,691 shares of Starcraft common stock outstanding, of which 814,030 shares were subject to outstanding and vested Starcraft stock options and 28,074 shares were subject to directors’ share plan rights. The Company will also assume debt in connection with the merger, including Starcraft’s 8.5% convertible subordinated promissory notes due July 1, 2009 in the aggregate amount of $15.0 million.

The completion of the proposed transaction is subject to various customary conditions, including the approval of the Quantum stockholders and Starcraft shareholders and the expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

Based on the number of shares outstanding on the date of the Merger Agreement, Starcraft common shareholders would own approximately 40% of the pro forma Quantum common shares outstanding following completion of the transaction.

The proposed transaction is expected to close during the first quarter of calendar year 2005. If the Merger Agreement is terminated, depending on the nature of the termination event, the Company or Starcraft may be required to pay a termination fee to the other party in the amount of $3,250,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include, but are not limited to, the following:

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our revenue is highly concentrated among a small number of customers and our business may be negatively impacted if one or more of these customers were to cease or significantly reduce its purchases from us;

•	we have a history of operating losses and negative cash flow which may continue into the foreseeable future if the planned merger with Starcraft Corporation is terminated prior to closing or if the merger does not provide the anticipated benefits from combining the operations of Starcraft Corporation with ours;

•	we may never be able to introduce commercially viable fuel storage, fuel delivery, and electronic control systems for fuel cell systems;

•	estimates for the development of a commercial market have lengthened in recent years, and a mass market for fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell applications that can be integrated into the products of OEMs will be critical to our business;

•	we are dependent on third party suppliers for the supply of key materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material;

•	we may continue to experience delays in shipments due to evolving customer specifications and testing procedures;

•	we may not ship currently delayed products within the timeframe expected;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	our business depends to a great extent on our relationship with General Motors and General Motors’ commitment to the commercialization of the fuel cell and alternative fuel automotive OEM markets;

•	the market for fuel cell vehicles and alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success;

•	our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business;

•	we have limited experience manufacturing fuel systems for fuel cell applications at low rate initial production levels, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may be required to indemnify IMPCO for taxes arising in connection with our spin-off from IMPCO, and the tax characteristics of the spin-off may interfere with our ability to engage in desirable strategic transactions and to issue equity securities;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies and to develop facilities for mass production of these products;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	the market price and trading volume of our common stock may be volatile;

•	if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline;

•	provisions of Delaware law and of our charter and bylaws may make a takeover or change in control more difficult;

•	we may not consummate the proposed transaction with Starcraft in the timeframe expected or at all;

•	we may experience difficulties integrating the operations and employees of Starcraft with our operations and employees; and

•	we may not be able to achieve profitability of the combined company within the timeframe expected.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2004 and in the Registration Statement on Form S-4 that we plan to file in connection with the proposed transaction with Starcraft. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Overview

We design, manufacture, and supply packaged fuel systems to Original Equipment Manufacturers (“OEMs”) for use in alternative fuel vehicles and fuel cell applications. For automotive OEMs, we provide hydrogen systems for both internal combustion engine and fuel cell vehicles, and natural gas fuel systems for internal combustion engine vehicles. In the area of hydrogen refueling infrastructure, we offer several hydrogen refueling systems focused on early infrastructure development.

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

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 18,000 fuel systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (“General Motors”), which in turn has sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development over the next five years for commercialization; however, we believe that a commercial market will begin to develop for these products over the next five years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

Our revenues and cash flows are dependent on the advancement of OEM fuel cell technologies, our OEM customers’ internal plans, the technology required of our storage systems to meet evolving OEM specifications and spending levels, and timing for pre-production development programs and commercial production. Our business depends on the industry-wide growth of the fuel cell and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling infrastructure, technology advancements, government advocacy, and consumer adoption of fuel cell and alternative fuel technologies on a commercial scale. In evaluating financial condition and operating results, we assess these industry-wide factors and the potential impact on our business.

Our industry is also dependent on a limited number of third party suppliers of materials and components for our products, particularly high-strength fiber. Any quality or supply issue with these materials and components can negatively impact our business. In the past several months, we have experienced shortages of high-strength fiber from our primary supplier due to industry-wide demand and short-term capacity issues. This shortage of fiber negatively impacted our ability to execute certain contract activities during the first half of fiscal 2005. Although the short-term capacity issues were resolved during the second quarter, we could experience supply shortages or the discontinuance of certain fiber products in the future. These supply issues could negatively impact our ability to develop and manufacture fuel storage systems for our customers.

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

We classify our business operations into four reporting segments: the Fuel Cell Systems division, Alternative Fuels division, Advanced Research & Product Development, and Corporate. The Fuel Cell Systems division generates revenue through the sale of compressed hydrogen storage, fuel delivery, and electronic control systems to OEMs, and the installation of our products into OEM fuel cell vehicles and hydrogen refueling systems. The Fuel Cell Systems division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their fuel cell applications. The Alternative Fuels division generates revenue through the sale of compressed natural gas (“CNG”), propane (“LPG”), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. The Alternative Fuels division also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments.

Corporate represents a sub-category of selling, general and administrative expense. Corporate consists of general and administrative expense incurred at the corporate level.

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

Customers representing over 10% of total revenues are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2004	2003	2004
General Motors and its affiliates	42.3%	58.3%	37.6%	56.6%
Toyota Motor Corporation	42.9%	18.6%	44.5%	19.9%

General Motors Relationship. Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors may co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling, and associated electronic controls.

Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. While this commitment was waived by General Motors for calendar years 2002 and 2003, we cannot assure you that this commitment will be waived in the future. Recently, we agreed upon a Directed Research and Development Statement of Work (the “SOW”) with General Motors that covers the period from May 15, 2004 though May 14, 2005. The SOW outlines specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the SOW is expected to be approximately $2.9 million. Each party will retain the ownership of its existing technology and will jointly own technology that is created under the alliance. We have the opportunity to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the date of their respective issuance. This intangible asset is being amortized over the ten-year term of the strategic alliance with General Motors, subject to periodic evaluations for impairment.

Separation from IMPCO. On July 23, 2002, IMPCO completed the distribution and spin-off of Quantum by distributing to IMPCO stockholders one share of Quantum common stock for every share of IMPCO common stock held on the record date, which was July 5, 2002. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property, interim services, and a number of ongoing commercial relationships. The pricing terms for goods and services covered by the commercial agreements reflected negotiated prices. These agreements expire thru July 22, 2007.

Merger with Starcraft Corporation. On November 23, 2004, we entered into an Agreement and Plan of Merger with Starcraft Corporation. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Quantum will maintain its listing on the Nasdaq National Market and will operate Starcraft as a wholly-owned subsidiary.

In connection with the proposed merger, each share of Starcraft common stock that is outstanding at the effective time of the merger will be converted into the right to receive 2.341 shares of Quantum common stock. Each outstanding option to purchase a share of Starcraft common stock will be either (i) converted into an option to acquire 2.341 shares of Quantum common stock, at an exercise price equal to the current Starcraft exercise price divided by 2.341, or (ii) canceled in exchange for a payment of the difference between $15.61 and the exercise price of the vested Starcraft stock option. Holders of interests in Starcraft’s directors’ share plan will receive $15.61 per share, and their interests in the plan will terminate. On November 23, 2004, there were 8,968,691 shares of Starcraft common stock outstanding, of which 814,030 shares were subject to outstanding and vested Starcraft stock options and 28,074 shares were subject to directors’ share plan rights. We will also assume debt in connection with the merger, including Starcraft’s 8.5% convertible subordinated promissory notes due July 1, 2009 in the aggregate amount of $15.0 million.

The completion of the proposed transaction is subject to various customary conditions, including the approval of the Quantum stockholders and Starcraft shareholders and the expiration of the applicable waiting period under the Hart-Scott-Rodino Act.

Based on the number of shares outstanding on the date of the Merger Agreement, Starcraft common shareholders would own approximately 40% of the pro forma Quantum common shares outstanding following completion of the transaction.

The proposed transaction is expected to close during the first quarter of calendar year 2005. If the Merger Agreement is terminated, depending on the nature of the termination event, Quantum or Starcraft may be required to pay a termination fee to the other party in the amount of $3,250,000.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our financial statements:

•	We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Historically, our final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, inventory write-downs may be required.

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

•	As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At October 31, 2004, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which includes property, plant and equipment, and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations

Three and six months ended October 31, 2003 and 2004

Net revenues and operating income (loss) for our reportable business segments were as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2004	Change	2003	2004	Change
Revenue
Fuel Cell Systems	$3,424,680	$2,643,334	(23%)	$7,840,739	$5,849,596	(25%)
Alternative Fuels	3,300,438	2,318,335	(30%)	6,762,565	5,467,020	(19%)
Advanced Research & Product Development	—	—	0%	—	—	0%
Corporate	—	—	0%	—	—	0%

Total	$6,725,118	$4,961,669	(26%)	$14,603,304	$11,316,616	(23%)

Operating Income (Loss)
Fuel Cell Systems	$602,048	$(343,779)	(157%)	$1,865,947	$(219,551)	(112%)
Alternative Fuels	(632,361)	(1,244,074)	(97%)	(1,548,736)	(1,979,323)	(28%)
Advanced Research & Product Development	(869,623)	(669,749)	23%	(1,710,039)	(1,434,153)	16%
Corporate (1)	(1,186,542)	(1,259,452)	(6%)	(2,451,254)	(2,517,736)	(3%)

Total	$(2,086,478)	$(3,517,054)	(69%)	$(3,844,082)	$(6,150,763)	(60%)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Overall total revenue decreased $1.8 million and $3.3 million during the three and six-month periods in fiscal 2005, respectively, as compared to the same periods in fiscal 2004. The decrease in the second quarter was mainly attributable to lower product sales of $3.1 million and partially offset by increases in customer-funded development contract activities of $1.3 million.

Product sales declined primarily in the Fuel Cell Systems division as we experienced interruptions in our storage system production in order to satisfy evolving customer requirements on product specifications applicable to a bus platform, to perform additional product testing applicable to an SUV platform, and to perform additional process validation associated with production equipment upgrades and replacement. Fuel Cell Systems product sales also declined due to a shift in product mix and lower average unit prices as compared to the second quarter of the previous year. Lower order volume was the primary factor in decreased product sales in the Alternative Fuels division.

The increase in customer-funded development contract revenue was mainly attributable to new and expanded programs in the Fuel Cell Systems division for the development of fuel delivery systems on behalf of automotive OEM customers and military branches.

Declines in product sales was primarily responsible for the increase in the overall net operating loss for the current periods.

Fuel Cell Systems. Product revenue decreased 69% for the second quarter of fiscal 2005 compared to fiscal 2004 from $2.9 million to $0.9 million and decreased 70% for the first half of fiscal 2005 compared to fiscal 2004 from $6.6 million to $2.0 million. Product revenue primarily consists of sales associated with Toyota Motor Corporation’s (“Toyota”) fuel cell SUV platform and bus platform equipped with our hydrogen fuel metering and fuel storage systems. During the second quarter of fiscal 2005, we experienced interruptions in our storage system production in order to satisfy evolving customer requirements on product specifications for the bus platform. In addition, shipments of fuel storage systems for the SUV platform were delayed due to design and process characteristics that require further testing and analysis before the units are shipped. These delays resulted in a reduction in anticipated product sales by approximately $1.3 million for the second quarter. The remaining decrease in revenue from product sales in the second quarter related to a shift in product mix and lower average unit prices as compared to the second quarter of fiscal 2004. Revenues for the first half of fiscal 2005 reflect these factors in addition to lower product orders in the first quarter as compared to fiscal 2004. We anticipate that we will be able to ship all of these delayed orders during the third and fourth quarters.

Cost of product sales for the Fuel Cell Systems division decreased 67% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.9 million to $0.3 million and decreased 64% for the first half of fiscal 2005 compared to fiscal 2004 from $2.5 million to $0.9 million. The decrease in costs was consistent with the decline in product sales for the respective periods.

Contract revenue for the Fuel Cell Systems division increased 240% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.5 million to $1.7 million and increased 225% for the first half of fiscal 2005 compared to fiscal 2004 from $1.2 million to $3.9 million. Contract revenue is derived primarily from system development and application engineering of our products under funded OEM contracts, and other funded contract work with the military and other government agencies. The increase was primarily due to new and expanded programs for the development of fuel delivery systems on behalf of automotive OEM customers and military branches. We anticipate that contract revenue from these development programs for the 2005 fiscal year will remain higher than the 2004 fiscal year.

Research and development expenses associated with cost of contract revenue included in our Fuel Cell Systems division increased 175% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.4 million to $1.1 million and increased 188% for the first half of fiscal 2005 compared to fiscal 2004 from $0.8 million to $2.3 million. The increase in research and development expenses associated with cost of contract revenues was due to the increase in contract revenue for the second quarter and first half of fiscal 2005.

Internally funded research and development expense for the Fuel Cell Systems division decreased 14% for the second quarter of fiscal 2005 compared to fiscal 2004 from $1.4 million to $1.2 million and remained consistent for the first half of fiscal 2005 compared to fiscal 2004 at $2.5 million. The decrease in the second quarter is mainly attributable to a greater emphasis on utilizing internal resources for customer specific projects as compared to the previous year.

Operating income for the Fuel Cell Systems division decreased for the second quarter from an operating income of $0.6 million in fiscal 2004 to an operating loss of $0.3 million in fiscal 2005 and decreased for the first half of the fiscal year from an operating income of $1.9 million in fiscal 2004 to an operating loss of $0.2 million in fiscal 2005. The decline in operating income for the second quarter and first half of fiscal 2005 is primarily attributable to lower product sales that were only partially offset by increased contract revenues.

Alternative Fuels. Product revenue decreased 46% for the second quarter of fiscal 2005 compared to fiscal 2004 from $2.4 million to $1.3 million and decreased 30% for the first half of fiscal 2005 compared to fiscal 2004 from $5.3 million to $3.7 million. Product revenue consists of sales associated with General Motors’ mid-size automobiles and pick-up trucks equipped with our compressed natural gas fuel systems. The decrease in the second quarter is mainly due to lower demand and lower average unit prices related to fuel storage systems designed for truck applications that resulted in decreased revenue of $0.5 million and General Motors’ discontinuance of the mid-size vehicle platform that resulted in decreased revenue of $0.3 million for the quarter. We expect most of our product sales in this segment for the remainder of fiscal 2005 to be related to fuel storage systems designed for truck applications.

Cost of product sales for the Alternative Fuels division decreased 27% for the second quarter of fiscal 2005 compared to fiscal 2004 from $2.2 million to $1.6 million and decreased 27% for the first half of fiscal 2005 compared to fiscal 2004 from $5.1 million to $3.7 million. The decrease in costs was mainly due to the decline in units produced.

Contract revenue for the Alternative Fuels division increased 11% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.9 million to $1.0 million and increased 20% for the first half of fiscal 2005 compared to fiscal 2004 from $1.5 million to $1.8 million. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies. The increase in revenue for the first half of fiscal 2005 was primarily attributable to engineering, design, and integration activities related to hydrogen internal combustion engine applications.

Research and development associated with cost of contract revenues for the Alternative Fuels division increased 140% for the second quarter of fiscal 2005 compared to fiscal 2004 from $147 thousand to $353 thousand and increased 105% for the first half of fiscal

2005 compared to fiscal 2004 from $359 thousand to $735 thousand. The increased spending in the first half of fiscal 2005 was due to higher levels of contract activities.

Operating loss for the Alternative Fuels division increased 100% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.6 million to $1.2 million and increased 33% for the first half of fiscal 2005 compared to fiscal 2004 from $1.5 million to $2.0 million. The higher operating losses were primarily attributable to lower revenue on product sales and declines in gross margins due to the lower volumes during the first half of fiscal 2005.

Advanced Research & Product Development. Advanced research & product development activities decreased 22% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.9 million to $0.7 million and decreased 18% for the first half of fiscal 2005 compared to fiscal 2004 from $1.7 million to $1.4 million during the first half of fiscal 2005. Research and development activities during fiscal 2005 have focused a greater percentage of efforts on development contracts with our customers resulting in declines in research and development projects that are internally funded.

Corporate. Corporate expenses increased 8% for the second quarter of fiscal 2005 compared to fiscal 2004 from $1.2 million to $1.3 million and remained virtually unchanged for the first half of fiscal 2005 compared to fiscal 2004 at $2.5 million. During the second quarter of fiscal 2005, approximately $125,000 was incurred related to a relocation of our operations from Sterling Heights, Michigan to a facility in Troy, Michigan.

Interest Income, Net. During the first half of fiscal 2005, we recorded approximately $439,000 in interest income, net of advisor fees, associated with our marketable securities. In the first half of fiscal 2004, we recorded approximately $55,000 in net interest income. The higher level of net interest income earned is due to the investment of the proceeds of our public equity offering completed in the second quarter of fiscal 2004.

Provision for Income Taxes. Income tax expense remained minor due to our net losses during the current period. A full valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We expect that income tax expense for fiscal 2005 will be the same as fiscal 2004 as we expect to continue to incur operating losses during the remainder of fiscal 2005. The tax credits and net operating losses incurred through the date of the distribution remained with IMPCO.

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2004 include cash and cash equivalents of $8.4 million, short-term marketable securities of $46.6 million, and long-term marketable securities of $7.8 million.

In July 2002, we received $15.0 million in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million, all of which has been used for working capital purposes and is now fully exhausted. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million.

We believe that our working capital will be adequate to meet our liquidity needs for at least the next twelve months independent of our proposed merger with Starcraft. We also believe that working capital will be adequate to meet the liquidity needs of the combined operations of our business and Starcraft’s business for at least the next twelve months if the proposed merger is completed as anticipated. As of October 31, 2004, we had no material indebtedness or commitments for capital expenditures.

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

Net cash used in operating activities was $5.0 million during the first six months of fiscal 2005 as compared to a net use of $0.7 million for the same period in fiscal 2004. The increase in cash used in operating activities primarily resulted from higher net losses in the current period, higher customer collections in the prior year period, and an increase in inventory purchases in the current period. Specifically, the net loss was $5.7 million in the current period versus a net loss of $3.8 million in the prior period; accounts receivable declined $47 thousand in the current period versus a decline of $2.1 million in the prior period; and inventories increased $0.4 million in the current period versus a decline of $21 thousand in the prior period.

Net cash used by investing activities during the first six months of fiscal 2005 was $2.4 million as compared to a net use of $0.4 million during the first six months of fiscal 2004. During the first half of fiscal 2005, we increased our holdings in marketable securities by a net $1.6 million above levels held at the end of fiscal 2004. Purchases of equipment and leasehold improvements were $0.8 million for the first half of fiscal 2005 as compared to $0.4 million for the first half of the prior fiscal year.

Net cash provided by financing activities during the first six months of fiscal 2005 was $0.1 million as compared to $62.5 million provided during the first six months of fiscal 2004. Cash provided during the first half of fiscal 2004 was principally from proceeds from the public equity offering in October 2003.

The ratio of current assets to current liabilities was 10.6:1 at April 30, 2004 and 15.2:1 at October 31, 2004. During the first half of fiscal 2005, our total working capital increased by $5.4 million, from $57.7 million at the end of fiscal 2004 to $63.1 million at October 31, 2004.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing, and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at October 31, 2004, a 1% decrease in interest rates would result in reduced annual interest income of approximately $629,000.

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

PART II—OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 16, 2003, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (No. 333-101668). The Registration Statement covered the sale of 4,025,000 shares of our common stock (including an option to purchase 525,000 shares to cover over-allotments) at an offering price of $2.25 per share, for an aggregate of $9,056,250. The managing underwriter was Adams Harkness, Inc. After deducting the underwriting discounts and commissions and offering expenses totaling approximately $1.0 million in the aggregate, we received net proceeds of approximately $8.0 million in connection with the offering. Through the date of the filing of this report, all of the net proceeds from this initial offering have been used for working capital purposes and are now fully exhausted.

In connection with the spin-off from IMPCO, we issued warrants to purchase an aggregate of 300,000 shares of the our common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. We issued these warrants at an exercise price of $5.83 with a term expiring in January 2006. During the second quarter of fiscal 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on September 23, 2004. The stockholders re-elected Alan P. Niedzwiecki and Dale L. Rasmussen as Class III directors for a term of three years or until their respective successors are duly elected and qualified. The number of shares voting as to the election of Alan P. Niedzwiecki was: 27,670,101 shares “for” and 338,272 shares “withheld.” The number of shares voting as to the election of Dale L. Rasmussen was: 27,666,940 shares “for” and 341,433 shares “withheld.”

The stockholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2005 with voting as follows: 27,471,443 “for;” 504,649 shares “against;” and 32,281 shares abstaining.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2004

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