Form 10-Q
period 2005-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2005-03-10
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 4, 2005:

51,732,980 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED BALANCE SHEETS

	April 30, 2004	January 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,728,901	$13,256,007
Marketable securities held-to-maturity	35,595,269	38,971,902
Accounts receivable, net	5,896,504	6,021,633
Inventories, net	5,744,769	6,492,115
Other current assets	719,229	648,167

Total current assets	63,684,672	65,389,824
Equipment and leasehold improvements, net	8,780,096	7,533,459
Marketable securities held-to-maturity	17,232,298	7,808,959
Intangible asset, net	13,659,705	12,414,874
Other assets	90,173	1,057,443

Total assets	$103,446,944	$94,204,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,836,025	$3,066,511
Accrued payroll obligations	773,937	1,038,608
Deferred revenue	736,518	78,746
Accrued warranties	948,521	709,952
Other accrued liabilities	700,466	269,759

Total current liabilities	5,995,467	5,163,576

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series A common stock, $.001 par value; 12,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 6,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 42,000,000 shares authorized; 30,673,089 issued and outstanding at April 30, 2004 and 30,736,774 issued and outstanding at January 31, 2005	30,673	30,737
Additional paid-in-capital	119,864,432	120,108,980
Accumulated deficit	(22,444,628)	(31,099,734)

Total stockholders' equity	97,451,477	89,040,983

Total liabilities and stockholders' equity	$103,446,944	$94,204,559

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Revenue:
Net product sales	$2,753,161	$2,902,889	$14,651,721	$8,513,483
Contract revenue	1,669,201	2,489,413	4,373,945	8,195,435

Total revenue	4,422,362	5,392,302	19,025,666	16,708,918

Costs and expenses:
Cost of product sales	1,632,633	2,300,473	9,181,463	6,904,434
Research and development	3,911,166	4,040,157	10,455,983	12,334,139
Selling, general and administrative	2,135,327	2,248,124	6,489,066	6,817,560

Total costs and expenses	7,679,126	8,588,754	26,126,512	26,056,133

Operating loss	(3,256,764)	(3,196,452)	(7,100,846)	(9,347,215)
Interest income, net	159,157	277,142	213,744	716,324
Other income (expense), net	2,321	—	26,715	(18,589)
Provision for income taxes	—	(826)	(39,345)	(5,626)

Net loss applicable to common stock	$(3,095,286)	$(2,920,136)	$(6,899,732)	$(8,655,106)

Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.27)	$(0.27)

Number of shares used in per share calculation - basic and diluted	31,394,268	31,720,288	25,860,655	31,703,736

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2004	2005
Operating activities:
Net loss	$(6,899,732)	$(8,655,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,929,986	3,443,998
Loss on disposal of equipment and leasehold improvements	17,947	18,563
Non-cash stock compensation charge	16,714	—
Changes in operating assets and liabilities:
Accounts receivable	1,793,562	(125,129)
Inventories	(1,389,482)	(747,346)
Other assets	(290,336)	71,062
Accounts payable	(894,876)	(469,987)
Other liabilities	(527,899)	(1,062,377)

Net cash used in operating activities	(4,244,116)	(7,526,322)

Investing activities:
Purchases of equipment and leasehold improvements	(890,547)	(1,023,093)
Proceeds from sale of equipment	—	52,000
Pre-merger transaction costs	—	(266,797)
Purchases of marketable securities	(37,737,959)	(30,411,491)
Maturities of marketable securities	—	36,458,197

Net cash provided by (used in) investing activities	(38,628,506)	4,808,816

Financing activities:
Payments on capital lease obligations	(138,794)	—
Proceeds from issuance of common stock	60,135,938	—
Proceeds from exercises of stock options	2,793,881	244,612
Additional costs related to equity offering	(127,013)	—

Net cash provided by financing activities	62,664,012	244,612

Net increase (decrease) in cash and cash equivalents	19,791,390	(2,472,894)
Cash and cash equivalents at beginning of period	11,538,873	15,728,901

Cash and cash equivalents at end of period	$31,330,263	$13,256,007

See accompanying notes to condensed financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

January 31, 2005

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

The accompanying condensed financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed balance sheet at April 30, 2004 has been derived from the audited financial statements of the Company at that date. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004. The results of operations for the three and nine months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2005.

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

At January 31, 2005, the Company’s marketable securities held-to-maturity consist of the following:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-Term
Certificates of deposit	$2,725,414	$—	$—	$2,725,414
Asset backed securities	1,115,853	—	26,078	1,089,775
Corporate bonds	17,547,706	—	66,691	17,481,015
U.S. Treasury obligations	518,513	—	195	518,318
U.S. government agencies	17,064,416	—	41,671	17,022,745

	38,971,902	—	134,635	38,837,267
Long-Term
Asset backed securities	782,528	—	31,328	751,200
Corporate bonds	1,920,764	—	7,100	1,913,664
U.S. government agencies	5,105,667	—	39,229	5,066,438

	7,808,959	—	77,657	7,731,302

Total marketable securities	$46,780,861	$—	$212,292	$46,568,569

At January 31, 2005, marketable securities held-to-maturity classified as long-term have maturity dates ranging from February 2006 to October 2007.

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2004	January 31, 2005
Customer accounts billed	$3,120,131	$4,246,495
Customer accounts unbilled	2,923,373	1,970,138
Allowance for doubtful accounts	(147,000)	(195,000)

Accounts receivable, net	$5,896,504	$6,021,633

4) Inventories

Inventories consist of the following:

	April 30, 2004	January 31, 2005
Inventories:
Materials and parts	$5,198,673	$6,188,313
Work-in-process	58,945	75,866
Finished goods	1,424,719	1,450,971

	6,682,337	7,715,150
Less provision for obsolescence	(937,568)	(1,223,035)

Inventories, net	$5,744,769	$6,492,115

5) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	April 30, 2004	January 31, 2005
Equipment and leasehold improvements:
Dies, molds and patterns	$2,975,192	$2,971,821
Machinery and equipment	8,970,785	9,181,954
Office furnishings and equipment	7,867,990	7,988,963
Automobiles and trucks	136,386	136,386
Leasehold improvements	2,547,012	2,645,311
Capitalized machinery and equipment	623,358	623,358
Construction in progress	841,282	1,223,792

	23,962,005	24,771,585
Less accumulated depreciation and amortization	(15,181,909)	(17,238,126)

Equipment and leasehold improvements, net	$8,780,096	$7,533,459

6) Intangible Asset

The Company has an intangible asset representing the fair value of common stock issued to General Motors Corporation (“General Motors”) in connection with a strategic alliance that became effective upon the distribution of the Company by IMPCO. The asset is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company reviews the intangible asset on an annual basis for impairment or more frequent basis if events or circumstances change that might indicate that impairment exists. The Company believes that no event or circumstance currently exists that would indicate impairment of this asset. Amortization expense was approximately $415,000 and $1,245,000 for the three and nine-months ended January 31, 2005, respectively.

7) Warranties

The Company offers a warranty for all of its alternative fuel products. The specific terms and conditions of those warranties vary depending on the platform and model year. For most alternative fuel products, the Company provides a limited warranty, including parts and labor, extending three years or 36,000 miles, whichever is achieved first.

The Company generally disclaims all warranties on its prototype hydrogen fuel storage systems. At its discretion or under certain programs, the Company may provide for the replacement cost or perform additional tests of prototype component parts subsequent to product delivery. The Company includes an estimate of these types of arrangements as part of its warranty liability.

The Company estimates the costs that may be incurred under its limited warranty or discretionary warranty programs and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first nine months of fiscal 2005 are as follows:

Balance at April 30, 2004	$948,521
Warranties issued during the period	135,540
Settlements made during the period	(338,065)
Changes in liability for pre-existing warranties during the period, including expirations	(36,044)

Balance at January 31, 2005	$709,952

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Net loss, as reported	$(3,095,286)	$(2,920,136)	$(6,899,732)	$(8,655,106)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(369,000)	(695,000)	(1,248,000)	(1,901,000)

Pro forma net loss	$(3,464,286)	$(3,615,136)	$(8,147,732)	$(10,556,106)

Net loss per share, as reported - basic and diluted	$(0.10)	$(0.09)	$(0.27)	$(0.27)
Stock-based employee compensation cost per share	(0.01)	(0.02)	(0.05)	(0.06)

Pro forma net loss per share-basic and diluted	$(0.11)	$(0.11)	$(0.32)	$(0.33)

Number of shares used in the calculation of pro forma per share	31,394,268	31,720,288	25,860,655	31,703,736

On March 3, 2005 the Company granted an additional 1,530,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R will require the expensing of unvested stock options in the first interim or annual reporting period that begins after June 15, 2005. As such, the Company plans to adopt the provisions of SFAS No. 123R for the second quarter of fiscal 2006 beginning August 1, 2005. The Company is currently analyzing which method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS 123R. The Company anticipates that fair value estimates will be consistent with pro forma disclosures reported above, although actual compensation expense will be higher as a result of the additional options granted on March 3, 2005.

9) Warrants

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 with a term expiring in January 2006. During the second quarter of fiscal 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock. Warrants to purchase an aggregate of 245,444 shares of common stock are outstanding at January 31, 2005.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Numerator:
Net loss	$(3,095,286)	$(2,920,136)	$(6,899,732)	$(8,655,106)
Numerator for basic loss per share—to common stockholders	$(3,095,286)	$(2,920,136)	$(6,899,732)	$(8,655,106)
Numerator for diluted loss per share— to common stockholders	$(3,095,286)	$(2,920,136)	$(6,899,732)	$(8,655,106)

Denominator for basic and diluted loss per share—weighted-average shares	31,394,268	31,720,288	25,860,655	31,703,736
Basic and diluted loss per share	$(0.10)	$(0.09)	$(0.27)	$(0.27)

As further discussed in Note 13, on March 3, 2005, the Company issued approximately 21.0 million shares in connection with completing the acquisition of Starcraft Corporation.

11) Income Taxes

Income taxes for the three and nine month periods ended January 31, 2005 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. At January 31, 2005, the Company had an estimated net operating loss of approximately $30 million available to offset future federal taxable income. The Company has established a full valuation allowance for deferred income tax assets due to the lack of earnings history.

12) Business Segment Information

The Company classifies its business operations into four reporting segments: the Fuel Cell Systems segment, the Alternative Fuels segment, Advanced Research & Product Development, and Corporate.

The Fuel Cell Systems segment generates revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its products into OEM vehicles. The Fuel Cell Systems segment also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell applications.

The Alternative Fuels segment generates revenues through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. The Alternative Fuels segment also generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by the four reporting segments.

All research and development is expensed as incurred. Research and development expense includes both customer-funded research and development and Company-sponsored research and development. For segment reporting purposes, research and development expense is allocated to the Fuel Cell Systems and the Alternative Fuels segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents Company-

sponsored research and development that is not allocated to the Fuel Cell Systems or the Alternative Fuels reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Company funded under customer contracts.

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

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
Revenue
Fuel Cell Systems	$2,571,989	$4,259,958	$10,412,728	$10,109,554
Alternative Fuels	1,850,373	1,132,344	8,612,938	6,599,364
Advanced Research & Product Development	—	—	—	—
Corporate	—	—	—	—

Total	$4,422,362	$5,392,302	$19,025,666	$16,708,918

Operating Income (Loss)
Fuel Cell Systems	$(276,748)	$(71,879)	$1,589,199	$(291,430)
Alternative Fuels	(936,870)	(1,107,664)	(2,485,606)	(3,086,987)
Advanced Research & Product Development	(825,665)	(689,718)	(2,535,704)	(2,123,871)
Corporate (1)	(1,217,481)	(1,327,191)	(3,668,735)	(3,844,927)

Total	$(3,256,764)	$(3,196,452)	$(7,100,846)	$(9,347,215)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments are as follows:

	April 30, 2004	January 31, 2005
Identifiable Assets
Fuel Cell Systems	$20,706,325	$20,057,187
Alternative Fuels	9,904,711	9,481,811
Advanced Research & Product Development	1,045,969	881,854
Corporate	2,424,069	2,041,228

Total identifiable assets	34,081,074	32,462,080
Assets not specifically identifiable	69,365,870	61,742,479

Total assets	$103,446,944	$94,204,559

13) Subsequent Events

Merger with Starcraft

On March 3, 2005, at a reconvened Special Meeting of Quantum stockholders held in Irvine, California, the Company’s stockholders approved a proposal to issue shares of Quantum common stock in connection with and pursuant to the previously announced Agreement and Plan of Merger dated as of November 23, 2004 with Starcraft Corporation (“Starcraft”).

On March 3, 2005, the Company completed its planned merger with Starcraft. Pursuant to the terms set forth in the merger agreement, the Company will operate Starcraft as a wholly-owned subsidiary. The Company will record the transaction as a purchase/acquisition of Starcraft.

In connection with the merger, each share of Starcraft common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. Total Quantum shares issued in connection with the merger amounted to approximately 21.0 million shares and represent approximately 40% of the total Quantum shares outstanding following the completion of the merger.

Under the purchase method of accounting, the total estimated consideration for the transaction is $145.9 million and consists of the exchange of Starcraft shares for the Company’s common stock valued at $134.6 million, cash payments for Starcraft stock options and directors’ shares of $7.1 million, direct transaction fees and expenses of $3.2 million, and a separation agreement with Starcraft’s chairman of the board valued at $1.0 million.

The long-term indebtedness of Starcraft remained outstanding following the merger, including Starcraft’s 8.5% convertible subordinated promissory notes due July 1, 2009 in the aggregate principal amount of $15.0 million and approximately $14.7 million in other indebtedness (as of January 2, 2005).

Included in the Company’s other assets at January 31, 2005, were capitalized pre-merger transaction costs totaling $967,270.

The selected pro forma financial data set forth below gives effect to the Company’s merger with Starcraft as if the acquisition had been completed on May 1, 2004. Due to different fiscal periods, the pro forma financial data combines the results of the Company for the three and nine month periods ended January 31, 2005 and the historical results of Starcraft for the three and nine months ended January 2, 2005, respectively. The pro forma financial data includes adjustments to eliminate the operating revenues and expenses associated with Starcraft’s kit and parts business that was transferred to the outgoing chairman of Starcraft, incremental changes in amortization expense resulting from fair value adjustments to amortizable intangible assets, and an increase in the number of shares used in per share calculations as a result of shares issued in connection with the transaction.

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
	(unaudited; in thousands, except per share amounts )

Net revenue	$5,392	$51,487	$16,709	$152,838
Operating loss	$(3,196)	$(2,522)	$(9,347)	$(9,316)
Net loss applicable to common stock	$(2,920)	$(2,877)	$(8,655)	$(9,631)
Net loss per share - basic and diluted	$(0.09)	$(0.05)	$(0.27)	$(0.18)
Number of shares - basic and diluted	31,720	52,716	31,704	52,700

Quantum Charter

At the reconvened Special Meeting of stockholders, the stockholders also approved a proposal pursuant to which the Company’s Amended and Restated Certificate of Incorporation (the “Quantum Charter”) will be amended and restated to increase from 60.0 million to 100.0 million the number of authorized shares of common stock. The Quantum Charter will also be amended and restated to reduce from 6.0 million to 2.0 million the authorized shares of Series B common stock and to eliminate the currently authorized shares of Series A common stock.

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

These risks and uncertainties include, but are not limited to, the following:

•	we have a history of operating losses and negative cash flow which may continue into the foreseeable future without growth in the hydrogen economy and growth in the business of Starcraft Corporation (“Starcraft”);

•	we may experience difficulties integrating the operations and employees of Starcraft with our operations and employees;

•	we may not be able to achieve profitability of the combined company within the timeframe expected;

•	the combined company may be unable to execute its business strategy and we may not realize the anticipated benefits of the merger with Starcraft;

•	potential litigation may arise associated with the Starcraft merger;

•	our combined revenues will be derived primarily from General Motors (“GM”) and our business depends to a great extent on our relationship with GM. Starcraft’s sole material customer is GM and GM has publicized its interest to put significant pressures on its suppliers to reduce costs, including GM’s intention to change suppliers if suppliers do not comply;

•	our business may be negatively impacted if GM or one of our other small number of customers were to cease or significantly reduce its purchases from us;

•	our combined operations will be dependent on the automotive and specialty vehicle markets in the United States that are influenced by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our business depends upon GM’s and other OEMs’ commitment to the commercialization of the fuel cell and alternative fuel automotive markets;

•	we may never be able to introduce commercially viable fuel storage, fuel delivery, and electronic control systems for fuel cell systems;

•	estimates for the development of a commercial market for fuel cell products and systems have lengthened in recent years, and a mass market may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell applications that can be integrated into the products of OEMs will be critical to our business;

•	we are dependent on third party suppliers for the supply of key materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material;

•	we may continue to experience delays in shipments due to evolving customer specifications and testing procedures;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	the market for fuel cell vehicles and alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems for fuel cell applications at low rate initial production levels, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may need to raise additional capital in the future to achieve commercialization of our packaged fuel systems products and technologies and to develop facilities for mass production of these products;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	the market price and trading volume of our common stock may be volatile;

•	if we fail to achieve and to maintain profitability in the future, investors could lose confidence in the value of our stock, which could cause it to decline; and

•	provisions of Delaware law and of our charter and bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled Risk Factors in our Annual Report on Form 10-K for the year ended April 30, 2004 and in the Registration Statement on Form S-4 (No. 333-121436) that we filed with the SEC on January 19, 2005 in connection with our acquisition of Starcraft. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

Merger with Starcraft Corporation

On March 3, 2005, at a reconvened Special Meeting of Quantum stockholders held in Irvine, California, our stockholders approved a proposal to issue shares of Quantum common stock in connection with and pursuant to the previously announced Agreement and Plan of Merger with Starcraft.

On March 3, 2005, we completed the planned merger with Starcraft. Pursuant to the terms set forth in the merger agreement, we will operate Starcraft as our wholly-owned subsidiary.

In connection with the merger, each share of Starcraft common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. Total Quantum shares issued in connection with the merger amounted to approximately 21.0 million shares and represent approximately 40% of the total Quantum shares outstanding following the completion of the merger.

Under the purchase method of accounting, the total estimated consideration for the transaction is $145.9 million and consists of the exchange of Starcraft shares for our common stock valued at $134.6 million, cash payments for Starcraft stock options and directors’ shares of $7.1 million, direct transaction fees and expenses of $3.2 million, and a separation agreement with Starcraft’s chairman of the board valued at $1.0 million.

The long-term indebtedness of Starcraft and its subsidiaries remained outstanding following the merger, including Starcraft’s 8.5% convertible subordinated promissory notes due July 1, 2009 in the aggregate principal amount of $15.0 million and approximately $14.7 million in other long-term indebtedness (as of January 2, 2005).

Overview

Prior to our merger with Starcraft, our primary business consisted of design, manufacture, and supply of packaged fuel systems to Original Equipment Manufacturers (“OEMs”) for use in alternative fuel vehicles and fuel cell applications. With the addition of Starcraft, our combined business will include Starcraft’s automotive supply operations, primarily consisting of second-stage manufacturing of pick-up trucks and sport utility vehicles. Starcraft also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. The discussion that follows describes our operations exclusive of Starcraft as the merger was completed subsequent to the period covered by this report.

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

Our revenues and cash flows are dependent on the advancement of OEM fuel cell technologies, our OEM customers’ internal plans, the technology required of our storage systems to meet evolving OEM specifications and spending levels, and timing for pre-production development programs and commercial production. Our business depends on the industry-wide growth of the hydrogen and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling infrastructure, technology advancements, government advocacy, and consumer adoption of fuel cell and alternative fuel technologies on a commercial scale. In evaluating financial condition and operating results, we assess these industry-wide factors and the potential impact on our business.

Our industry is also dependent on a limited number of third party suppliers of materials and components for our products, particularly high-strength fiber. Any quality or supply issue with these materials and components can negatively impact our business. During the first half of fiscal 2005, we experienced shortages of high-strength fiber from our primary supplier due to industry-wide demand and short-term capacity issues. This shortage of fiber negatively impacted the timing of certain contract activities during the first nine months of fiscal 2005. Although the short-term capacity issues were resolved, we could experience supply shortages or the discontinuance of certain fiber products in the future. These supply issues could negatively impact our ability to develop and manufacture fuel storage systems for our customers.

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

We classify our business operations into four reporting segments: the Fuel Cell Systems segment, the Alternative Fuels segment, Advanced Research & Product Development, and Corporate.

The Fuel Cell Systems segment generates revenue through the sale of compressed hydrogen storage, fuel delivery, and electronic control systems to OEMs, and the installation of our products into OEM fuel cell vehicles and hydrogen refueling systems. The Fuel Cell Systems segment also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their fuel cell applications.

The Alternative Fuels segment generates revenue through the sale of compressed natural gas (“CNG”), propane (“LPG”), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. The Alternative Fuels segment also generates contract revenue by providing engineering design and support to OEMs so that our fuel storage, fuel delivery, and electronic control systems integrate and operate with certain of their alternative fuel vehicles. The chief operating decision maker allocates resources and tracks performance by each of the four reporting segments.

Corporate represents a sub-category of selling, general and administrative expense. Corporate consists of general and administrative expense incurred at the corporate level.

We expense all research and development when incurred. Research and development expenses include both customer-funded research and development, and company-sponsored research and development. For segment reporting purposes, research and development expenses are allocated to the Fuel Cell Systems and the Alternative Fuels segments when the expense can be identified with those segments. Advanced Research & Product Development is a sub-category of research and development expense and represents Company-sponsored research and development that is not allocated to the Fuel Cell Systems or the Alternative Fuels reporting segments. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for fuel cell applications.

We recognize revenue for product sales when goods are shipped in accordance with our shipping terms and collectability is reasonably assured. Contract revenue is recognized based on the percentage of completion method.

Customers representing over 10% of total revenues are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2005	2004	2005
General Motors and its affiliates	38.0%	36.1%	37.7%	55.8%
Toyota Motor Corporation	30.3%	47.4%	41.2%	28.8%

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

Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. While this commitment was waived by General Motors for calendar years 2002 and 2003, we cannot assure you that this commitment will be waived in the future. We have agreed upon a Directed Research and Development Statement of Work (the “SOW”) with General Motors that covers the period from May 15, 2004 though May 14, 2005. The SOW outlines specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the SOW is expected to be approximately $2.9 million and is primarily funded under the Advanced Research & Product Development segment. Each party will retain the ownership of its existing technology and will jointly own technology that is created under the alliance. We have the opportunity to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with U.S. generally accepted accounting principles and are included elsewhere in this report. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, our intangible asset, warranty and recall obligations, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, inventory write-downs may be required.

•	We conduct a major portion of our business with a limited number of customers. For the past year and for the foreseeable future, General Motors (and subsidiaries of General Motors) has represented, and is expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At January 31, 2005, our net deferred tax assets have been offset in full by a valuation allowance.

•	We evaluate our long-lived assets, particularly our intangible asset relating to the strategic alliance with General Motors, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our long-lived assets, which include property, plant and equipment, and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Cost.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we plan to adopt these provisions for our annual reporting period beginning May 1, 2006. We are currently evaluating the impact that SFAS No. 151 will have on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the expensing of unvested stock options in the first interim or annual reporting period that begins after June 15, 2005. As such, we plan to adopt these provisions for our second quarter beginning August 1, 2005. Currently, we account for stock options using the intrinsic value method of reporting prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide footnote disclosure of the compensation expense associated with stock options. We are currently analyzing which method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS 123R. We anticipate that fair value estimates will be consistent with pro forma disclosures reported in note 8 to the condensed financial statements, although actual compensation expense will be higher as a result of 1,530,000 additional options granted on March 3, 2005.

Results of Operations

Three and nine months ended January 31, 2004 and 2005

Net revenues and operating income (loss) for our reportable business segments were as follows:

	Three Months Ended January 31,			Nine Months Ended January 31,
	2004	2005	Change	2004	2005	Change
Revenue
Fuel Cell Systems	$2,571,989	$4,259,958	66%	$10,412,728	$10,109,554	(3)%
Alternative Fuels	1,850,373	1,132,344	(39)%	8,612,938	6,599,364	(23)%
Advanced Research & Product Development	—	—	0%	—	—	0%
Corporate	—	—	0%	—	—	0%

Total	$4,422,362	$5,392,302	22%	$19,025,666	$16,708,918	(12)%

Operating Income (Loss)
Fuel Cell Systems	$(276,748)	$(71,879)	74%	$1,589,199	$(291,430)	(118)%
Alternative Fuels	(936,870)	(1,107,664)	(18)%	(2,485,606)	(3,086,987)	(24)%
Advanced Research & Product Development	(825,665)	(689,718)	16%	(2,535,704)	(2,123,871)	16%
Corporate (1)	(1,217,481)	(1,327,191)	(9)%	(3,668,735)	(3,844,927)	(5)%

Total	$(3,256,764)	$(3,196,452)	2%	$(7,100,846)	$(9,347,215)	(32)%

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Overall total revenue increased $1.0 million and decreased $2.3 million during the three and nine-month periods in fiscal 2005, respectively, as compared to the same periods in fiscal 2004. The increase in the third quarter was mainly attributable to higher product sales and contract revenues in the Fuel Cell Systems segment partially offset by decreases in product sales in the Alternative Fuels segment. Third quarter product sales in the Fuel Cell Systems segment include shipments of fuel storage systems that had been delayed during the first half of fiscal 2005 due to interruptions in our storage system production in order to satisfy requirements on product specifications and to perform additional testing and process validation. The increase in customer-funded development contract revenue was mainly attributable to new and expanded programs in the Fuel Cell Systems segment for the development of fuel delivery systems on behalf of automotive OEM customers and military programs. Lower order volume was the primary factor in decreased product sales in the Alternative Fuels segment as compared to the third quarter of fiscal 2004.

The decline in product sales was primarily responsible for the increase in overall net operating loss for the nine-month period in fiscal 2005 as compared to the same period in fiscal 2004.

Fuel Cell Systems. Product sales increased 85% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.3 million to $2.4 million and decreased 46% for the first nine months of fiscal 2005 compared to fiscal 2004 from $8.0 million to $4.3 million. Product sales primarily consists of sales associated with Toyota Motor Corporation’s (“Toyota”) fuel cell SUV platform and bus platform equipped with our hydrogen fuel metering and fuel storage systems. We anticipate that we will be able to ship the remaining delayed orders, amounting to approx $0.2 million, during the fourth quarter. Revenue from product sales has decreased for the first nine months of fiscal 2005 as compared to the same period in fiscal 2004 primarily due to lower passenger vehicle SUV platform orders.

Cost of product sales for the Fuel Cell Systems segment increased 375% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.4 million to $1.9 million and decreased 3% for the first nine months of fiscal 2005 compared to fiscal 2004 from $2.9 million to $2.8 million. The increase in costs during the third quarter was a result of larger volume of product sales for the period in addition to higher unit costs incurred as a result of the additional product testing and process validation implemented during the second and third quarters.

Contract revenue for the Fuel Cell Systems segment increased 58% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.2 million to $1.9 million and increased 142% for the first nine months of fiscal 2005 compared to fiscal 2004 from $2.4 million to $5.8 million. Contract revenue is derived primarily from system development and application engineering of our products under funded OEM contracts, and other funded contract work with the military and other government agencies. The increase was primarily due to new and expanded programs for the development of fuel delivery systems on behalf of automotive OEM customers and military programs. We anticipate that contract revenue from these development programs for the 2005 fiscal year will remain higher than the 2004 fiscal year.

Research and development expenses associated with cost of contract revenue included in our Fuel Cell Systems segment increased 50% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.8 million to $1.2 million and increased 113% for the first nine months of fiscal 2005 compared to fiscal 2004 from $1.6 million to $3.4 million. The increase in research and development expenses associated with cost of contract revenues was due to the increase in contract revenue for the third quarter and first nine months of fiscal 2005.

Internally funded research and development expense for the Fuel Cell Systems segment decreased 40% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.5 million to $0.9 million and decreased 15% for the first nine months of fiscal 2005 compared to fiscal 2004 from $4.0 million to $3.4 million. The decrease in the third quarter and for the nine months of fiscal 2005 is mainly attributable to a greater emphasis on utilizing internal resources for customer specific projects as compared to the previous year.

Operating loss for the Fuel Cell Systems segment decreased 67% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.3 million to $0.1 million and operating income decreased from $1.6 million for the first nine months of fiscal 2004 to an operating loss of $0.3 million for the same period in fiscal 2005. The favorable decrease in operating loss for the third quarter is mainly attributable to the higher volume of product sales. The unfavorable decrease in operating income for the nine-month period is primarily due to lower margins realized on product sales.

Alternative Fuels. Product sales decreased 64% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.4 million to $0.5 million and decreased 37% for the first nine months of fiscal 2005 compared to fiscal 2004 from $6.7 million to $4.2 million. Product revenue consists of sales associated with General Motors’ mid-size automobiles and pick-up trucks equipped with our compressed natural gas fuel systems. The decrease in the third quarter is mainly due to lower volume and to a lesser extent lower average unit prices related to fuel storage systems designed for truck applications. Additionally, the decrease in revenues was a result of General Motors’ discontinuance of the mid-size vehicle platform. We expect most of our product sales in this segment for the remainder of fiscal 2005 to be related to fuel storage systems designed for truck applications.

Cost of product sales for the Alternative Fuels segment decreased 67% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.2 million to $0.4 million and decreased 35% for the first nine months of fiscal 2005 compared to fiscal 2004 from $6.3 million to $4.1 million. The decrease in costs was mainly due to the decline in units produced.

Contract revenue for the Alternative Fuels segment increased 50% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.4 million to $0.6 million and increased 26% for the first nine months of fiscal 2005 compared to fiscal 2004 from $1.9 million to $2.4 million. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with state and federal agencies. The increase in revenue for the first nine months of fiscal 2005 was primarily attributable to engineering, design, and integration activities related to hydrogen internal combustion engine applications.

Research and development associated with cost of contract revenues for the Alternative Fuels segment increased 33% for the second quarter of fiscal 2005 compared to fiscal 2004 from $0.3 million to $0.4 million and increased 83% for the first nine months of fiscal 2005 compared to fiscal 2004 from $0.6 million to $1.1 million. The increased spending in the first nine months of fiscal 2005 was due to higher levels of contract activities.

Operating loss for the Alternative Fuels segment increased 22% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.9 million to $1.1 million and increased 24% for the first nine months of fiscal 2005 compared to fiscal 2004 from $2.5 million to $3.1 million. The higher operating losses were primarily attributable to lower product revenue and declines in gross margins due to the lower volumes during the first nine months of fiscal 2005.

Advanced Research & Product Development. Advanced research & product development activities decreased 12% for the third quarter of fiscal 2005 compared to fiscal 2004 from $0.8 million to $0.7 million and decreased 16% for the first nine months of fiscal 2005 compared to fiscal 2004 from $2.5 million to $2.1 million. Research and development activities during fiscal 2005 have focused a greater percentage of efforts on development contracts with our customers resulting in declines in research and development projects that are internally funded.

Corporate. Corporate expenses increased 8% for the third quarter of fiscal 2005 compared to fiscal 2004 from $1.2 million to $1.3 million and increased 3% for the first nine months of fiscal 2005 compared to fiscal 2004 from $3.7 million to $3.8 million. The increase for the third quarter is primarily related to additional activities for investor relations.

Interest Income, Net. During the first nine months of fiscal 2005, we recorded approximately $0.7 million in interest income, net of advisor fees, associated with our marketable securities. In the first nine months of fiscal 2004, we recorded approximately $0.2 million in net interest income. The higher level of net interest income earned is due to the investment of the proceeds of our public equity offering completed in the second quarter of fiscal 2004.

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

Liquidity and Capital Resources

Our principal sources of liquidity at January 31, 2005 include cash and cash equivalents of $13.3 million, short-term marketable securities of $39.0 million, and long-term marketable securities of $7.8 million.

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

We believe that working capital will be adequate to meet the liquidity needs of the combined operations of our business and Starcraft’s business for at least the next twelve months. As of January 31, 2005, we had no material indebtedness or commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Fuel Cell Systems segment and the Alternative Fuels segment are dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. Starcraft’s business is dependent on factors such as economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Competition and a reliance on a single customer, General Motors, are additional factors that may impact our future combined operations.

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

Net cash used in operating activities was $7.5 million during the first nine months of fiscal 2005 as compared to a net use of $4.2 million for the same period in fiscal 2004. The increase in cash used in operating activities primarily resulted from higher net losses in the current period and higher customer collections in the prior year period. Specifically, the net loss was $8.7 million in the current period versus a net loss of $6.9 million in the prior period and accounts receivable increased $0.1 million in the current period versus a decline of $1.8 million in the prior period.

Net cash provided by investing activities during the first nine months of fiscal 2005 was $4.8 million as compared to a net use of $38.6 million during the first nine months of fiscal 2004. The net use reflected in the prior period was primarily due to the initial investment of the proceeds from the October 2003 public equity offering into marketable securities in the amount of $37.7 million. The net cash provided in the current period is mainly as a result of maturities on our marketable securities exceeding the levels of reinvestment in longer-term securities by $6.0 million near the end of the current quarter; thus providing us with sufficient liquidity to complete the merger transaction with Starcraft. Purchases of equipment and leasehold improvements were $1.0 million for the first nine months of fiscal 2005 as compared to $0.9 million for the first nine months of the prior fiscal year. Pre-merger costs paid during the current period amounted to $0.3 million.

Net cash provided by financing activities during the first nine months of fiscal 2005 was $0.2 million as compared to $62.7 million provided during the first nine months of fiscal 2004. Cash provided during the first nine months of fiscal 2004 was principally from proceeds from the public equity offering in October 2003.

The ratio of current assets to current liabilities was 10.6:1 at April 30, 2004 and 12.7:1 at January 31, 2005. During the first nine months of fiscal 2005, our total working capital increased by $2.5 million, from $57.7 million at the end of fiscal 2004 to $60.2 million at January 31, 2005.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing, and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at January 31, 2005, a 1% decrease in interest rates would result in reduced annual interest income of approximately $0.6 million.

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

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, by and among Registrant, Quake Sub, Inc. and Starcraft Corporation, dated as of November 23, 2004 (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 23, 2004)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2005

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, by and among Registrant, Quake Sub, Inc. and Starcraft Corporation, dated as of November 23, 2004 (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on November 23, 2004)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350