Form 10-Q
period 2005-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2005-09-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 2, 2005:

51,866,113 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	July 31, 2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,736,688	$5,549,477
Marketable securities held-to-maturity	32,101,357	28,152,486
Accounts receivable, net	24,100,272	33,716,257
Inventories, net	24,383,684	29,967,917
Tooling and engineering	1,917,184	1,513,070
Refundable income taxes	2,721,381	1,539,874
Other current assets	791,871	869,486

Total current assets	97,752,437	101,308,567

Property and equipment, net	20,280,405	20,373,859
Marketable securities held-to-maturity	4,001,182	3,237,390
Intangible assets, net	16,731,930	15,614,986
Goodwill	138,004,271	137,621,398
Other assets	891,555	897,956

Total assets	$277,661,780	$279,054,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,734,310	$28,526,831
Accrued payroll obligations	2,234,049	1,931,537
Accrued interest	457,408	201,282
Notes payable	250,000	1,000,000
Deferred revenue	52,889	732,300
Accrued warranties	1,258,119	1,219,075
Other accrued liabilities	2,285,595	1,533,951
Current maturities of long-term debt	525,215	516,768

Total current liabilities	38,797,585	35,661,744

Long-term debt, net of current maturities	19,656,162	32,202,196
Commitments and contingencies
Minority interest	—	—

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 51,735,257 issued and outstanding at April 30, 2005 and 51,863,613 issued and outstanding at July 31, 2005	51,735	51,864
Additional paid-in-capital	254,680,716	255,132,717
Accumulated deficit	(35,543,418)	(43,692,422)
Unearned compensation - restricted stock awards	—	(297,917)
Accumulated other comprehensive income (loss)	18,000	(5,026)

Total stockholders’ equity	219,208,033	211,190,216

Total liabilities and stockholders’ equity	$277,661,780	$279,054,156

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
	2004	2005
Revenue:
Net product sales	$3,358,003	$43,273,992
Contract revenue	2,996,944	4,098,352

Total revenue	6,354,947	47,372,344

Costs and expenses:
Cost of product sales	2,663,193	40,441,322
Research and development	3,711,415	6,626,699
Selling, general and administrative	2,199,104	7,051,312
Amortization of intangibles	414,944	1,116,944

Total costs and expenses	8,988,656	55,236,277

Operating loss	(2,633,709)	(7,863,933)

Interest income	208,585	290,433
Interest expense	—	(575,283)
Income tax provision	(800)	(221)

Net loss	$(2,425,924)	$(8,149,004)

Net loss per share - basic and diluted	$(0.08)	$(0.15)

Number of shares used in per share calculation - basic and diluted	31,686,322	52,844,605

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2004	2005
Operating activities:
Net loss	$(2,425,924)	$(8,149,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252,354	2,686,119
Non-cash stock compensation charge	—	27,083
Changes in operating assets and liabilities:
Accounts receivables	(1,293,924)	(9,599,285)
Inventories	(25,913)	(5,600,237)
Tooling and engineering	—	(41,886)
Refundable income taxes	—	1,181,507
Other assets	477,248	(146,190)
Accounts payable	(135,627)	(2,880,145)
Other liabilities	(477,553)	(227,094)

Net cash used in operating activities	(2,629,339)	(22,749,132)

Investing activities:
Purchases of property and equipment	(692,200)	(1,178,668)
Acquisition transaction costs	—	(403,011)
Purchases of marketable securities	(10,173,096)	(6,845,956)
Maturities of marketable securities	11,516,212	11,558,619

Net cash provided by investing activities	650,916	3,130,984

Financing activities:
Payments on capital lease obligations	—	(10,381)
Proceeds from issuance of note payable	—	750,000
Payments on notes and obligations payable	—	(123,216)
Borrowings on revolving credit agreement	—	12,671,184
Proceeds from exercises of stock options	79,900	127,130

Net cash provided by financing activities	79,900	13,414,717

Effect of exchange rate changes on cash	—	16,220

Net decrease in cash and cash equivalents	(1,898,523)	(6,187,211)
Cash and cash equivalents at beginning of period	15,728,901	11,736,688

Cash and cash equivalents at end of period	$13,830,378	$5,549,477

Supplemental schedule of non-cash activity:
Reclassification of capitalized costs:
Property and equipment	$—	$446,000
Tooling and engineering	—	(446,000)
Issuance of shares of restricted stock:
Additional paid-in capital	—	325,000
Unearned compensation—restricted stock awards	—	(325,000)

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2005

1) Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and its subsidiaries (collectively referred to as “Quantum” or the “Company”) provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and specialty equipment for automotive applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (“OEMs”) and consumers of aftermarket parts and accessories. The Company also designs, engineers and manufactures hybrid and fuel cell vehicles.

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

On March 3, 2005, the Company completed its acquisition of Starcraft Corporation (“Starcraft”) in a tax-free stock-for-stock exchange. Pursuant to the terms set forth in the merger agreement, the Company operates Starcraft as a wholly-owned subsidiary (see Note 2). Management refers to the operations acquired via the merger with Starcraft as the Tecstar Automotive Group.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at April 30, 2005 has been derived from the audited financial statements of the Company at that date. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005. The results of operations for the three months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 2006.

The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary Starcraft (for the period subsequent to the merger completed on March 3, 2005). Through the Company’s merger with Starcraft, the condensed consolidated financial statements also include the wholly-owned subsidiaries of Starcraft, which consist of Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Classic Acquisition Company, LLC, Wheel to Wheel, LLC, and Wheel to Wheel Powertrain, LLC. Also acquired in connection with the merger are the operating activities of two business ventures, Amstar, LLC (“Amstar”) and PowerTrain Integration, LLC, in which the Company holds equity ownership positions of 50% and 51%, respectively. The accounts of both of these ventures are included in the Company’s consolidated financial statements for the period subsequent to the merger.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50% equity position in Amstar with AM General LLC holding the remaining 50% equity position. Amstar’s operations are similar in nature to Tecstar Automotive Group’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 15).

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

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

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Amounts expected to be realized on contracts are based on the Company’s estimates of total contract value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts. Percentage of completion is determined based on costs incurred as a percentage of total estimated costs at completion. During the later part of the first quarter of fiscal 2006, the Company became aware of increased estimates of future material and other supporting costs in connection with a hydrogen internal combustion engine development program and certain other hydrogen fuel delivery and storage system contracts. The increases in total expected contract costs were accounted for as a change in estimate in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The portion of contract revenue recognizable and net loss for the segment was negatively impacted by approximately $1.0 million as a result of the revised estimates of total expected project costs. The overall revenue under contract was not affected as a result of this change in estimate and the Company expects that the $1.0 million will be recognized in future periods as work progresses on the contracts.

2) Acquisition of Starcraft Corporation

On March 3, 2005, the Company acquired all outstanding shares of stock of Starcraft Corporation (“Starcraft”) pursuant to an Agreement and Plan of Merger as of November 23, 2004 (the “Merger Agreement”) in a transaction accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Pursuant to the Merger Agreement, each share of Starcraft common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. Total Quantum shares issued in connection with the merger amounted to approximately 21.0 million shares and represented approximately 40% of the total Quantum shares outstanding immediately following the completion of the merger.

Under the purchase method of accounting, the total estimated consideration for the transaction was $146.4 million and consists of the exchange of Starcraft shares for the Company’s common stock valued at $134.6 million, cash payments for Starcraft stock options and directors’ shares of $7.2 million, direct transaction fees and expenses of $3.5 million, and a separation agreement with Starcraft’s chairman of the board valued at $1.1 million. As a result, the Company recorded $137.6 million in goodwill and assigned $5.2 million to intangible assets, primarily existing customer contracts and intellectual property.

The long-term indebtedness of Starcraft remained outstanding following the merger, including Starcraft’s 8.5% unsecured senior subordinated convertible promissory notes due July 1, 2009 in the aggregate principal amount of $15.0 million and approximately $8.8 million in other indebtedness. In connection with the merger, the Company assumed the obligation to issue its common stock upon conversion of the Starcraft Convertible Notes at a conversion price of $5.77.

Starcraft is a Tier One second-stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles. In addition, Starcraft manufactures and distributes aftermarket automotive parts and products to wholesale and retail customers, and provides engineering development services to customers in the automotive industry. Management refers to the operations acquired via the merger with Starcraft as the Tecstar Automotive Group.

During the three months ended July 31, 2005, the estimate of total consideration for the transaction decreased by $0.1 million and the estimate for goodwill increased by $0.4 million. The Company has not yet obtained all information related to the acquisition, primarily related to the final completion of the income tax returns as of the acquisition date and final transaction costs. The final allocation is anticipated to be completed during the remainder of fiscal 2006. The components of the consideration paid for Starcraft and the purchase price allocation of the acquired business are based upon independent appraisals and management’s estimates.

The operating results of Starcraft have been included in the Company’s consolidated financial statements from the date of the acquisition. The unaudited pro forma financial data set forth below gives effect to the Company’s merger with Starcraft as if the acquisition had been completed on May 1, 2004. The pro forma financial data includes adjustments to eliminate the operating revenues and expenses associated with Starcraft’s kit and parts business that was transferred to the outgoing chairman of Starcraft, incremental changes in amortization expense resulting from fair value adjustments to amortizable intangible assets, and an increase in the number of shares used in per share calculations as a result of shares issued in connection with the transaction. The unaudited pro forma financial data excludes those adjustments made to allocate the purchase consideration to Starcraft’s assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

	Three Months Ended July 31, 2004
	As Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts )
Net revenue	$6,355	$47,410
Operating loss	$(2,634)	$(3,247)
Net loss applicable to common stock	$(2,426)	$(3,184)
Net loss per share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)
Number of shares:
Basic	31,686	52,682
Diluted	31,686	52,682

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the transaction occurred on May 1, 2004.

3) Marketable Securities

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

At July 31, 2005, the Company’s marketable securities held-to-maturity consist of the following:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-Term
Certificates of deposit	$2,220,597	$—	$—	$2,220,597
Commercial paper	298,633	—	—	298,633
Asset backed securities	1,584,385	—	31,877	1,552,508
Corporate bonds	15,463,960	—	53,685	15,410,275
U.S. government securities	8,584,911	—	55,054	8,529,857

	28,152,486	—	140,616	28,011,870

Long-Term
Asset backed securities	—	—	—	—
Corporate bonds	971,993	—	13,337	958,656
U.S. government securities	2,265,397	—	25,628	2,239,769

	3,237,390	—	38,965	3,198,425

Total marketable securities	$31,389,876	$—	$179,581	$31,210,295

At July 31, 2005, marketable securities held-to-maturity classified as long-term have maturity dates ranging from August 2006 to October 2007.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	July 31, 2005
Customer accounts billed	$22,840,496	$32,249,246
Customer accounts unbilled	2,503,671	2,667,212
Allowance for doubtful accounts	(1,243,895)	(1,200,201)

Accounts receivable, net	$24,100,272	$33,716,257

5) Inventories

Inventories consist of the following:

	April 30, 2005	July 31, 2005
Materials and parts	$23,858,343	$28,847,423
Work-in-process	806,772	946,001
Finished goods	1,864,401	2,130,681

	26,529,516	31,924,105
Less provision for obsolescence	(2,145,832)	(1,956,188)

Inventories, net	$24,383,684	$29,967,917

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2005	July 31, 2005
Land	$211,000	$211,000
Buildings	1,233,192	1,233,192
Dies, molds and patterns	3,018,290	3,519,258
Machinery and equipment	14,620,712	14,980,646
Office furnishings and equipment	13,066,431	12,977,910
Automobiles and trucks	787,953	861,046
Leasehold improvements	4,603,834	4,687,595
Capitalized machinery and equipment	623,358	623,358
Construction in progress	581,347	1,314,741

	38,746,117	40,408,746
Less accumulated depreciation and amortization	(18,465,712)	(20,034,887)

Net property and equipment	$20,280,405	$20,373,859

7) Goodwill and Other Intangible Assets

As discussed in Note 2, the Company completed its acquisition of Starcraft on March 3, 2005. In accordance with SFAS No. 141, the total estimated consideration for the transaction was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring Starcraft over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $137.6 million based upon revised estimates, is recognized as goodwill.

The Company also has an intangible asset representing the fair value of common stock issued to General Motors Corporation (“General Motors”) in connection with a strategic alliance that became effective upon the distribution of the Company by IMPCO.

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The intangible assets consisting of customer contracts and existing technology acquired in the acquisition of Starcraft are amortized using the straight-line method over their estimated weighted-average useful lives of nineteen months and twenty-nine months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

Intangible assets consist of the following:

	April 30, 2005	July 31, 2005
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(4,479,428)	(4,894,372)

Net carrying value	11,999,930	11,584,986

Customer contracts:
Gross carrying value	$3,100,000	$3,100,000
Accumulated amortization	(322,000)	(805,000)

Net carrying value	2,778,000	2,295,000

Existing technology:
Gross carrying value	$2,100,000	$2,100,000
Accumulated amortization	(146,000)	(365,000)

Net carrying value	1,954,000	1,735,000

	$16,731,930	$15,614,986

The goodwill and intangible assets are reviewed on an annual basis for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. At July 31, 2005, the Company believes that no event or circumstance currently exists that would indicate impairment of these long-lived assets.

8) Warranties

The Company offers a warranty for all of its second stage manufacturing and alternative fuel products. The specific terms and conditions of those warranties vary depending on the platform and model year. Warranty is provided for under terms similar to those offered by the OEM to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.

The Company generally disclaims all warranties on its prototype hydrogen fuel storage systems. At its discretion or under certain programs, the Company may provide for the replacement cost or perform additional tests of prototype component parts subsequent to product delivery. The Company includes an estimate of these types of arrangements as part of its warranty liability.

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first three months of fiscal 2006 are as follows:

Balance at April 30, 2005	$1,258,119
Warranties issued during the period	30,488
Settlements made during the period	(69,532)

Balance at July 31, 2005	$1,219,075

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2005	July 31, 2005
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving lines of credit	—	12,671,184
Canadian revolving line of credit	—	—
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 6.25% at July 31, 2005), due September 2006, collateralized by related building	1,255,712	1,229,353
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,736,462	1,693,275
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	2,169,084	2,115,414
Various capital lease obligations due in total monthly installments aggregating $2,837 including interest ranging from 12% to 19%, with maturities through June 2006	20,119	9,738

	20,181,377	32,718,964

Less current maturities	(525,215)	(516,768)

Long-term debt	$19,656,162	$32,202,196

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

As of July 31, 2005, the Company had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of the Tecstar Automotive Group. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of the Tecstar Automotive Group’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facilities were scheduled to expire on November 1, 2006. Availability under the domestic and Canadian revolving credit agreements were limited to $26.1 million and $1.1 million, respectively, as of July 31, 2005. The lenders under the original credit facilities had waived the requirement to calculate covenants since the close of the merger with Starcraft.

The Company was in compliance with reporting requirements of the revolving credit facilities and the unsecured senior subordinated convertible notes as of July 31, 2005.

On September 9, 2005, Starcraft and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of the Tecstar Automotive Group was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of Tecstar Automotive Group’s assets and require the Company to meet certain covenants, including a minimum ratio for the Company’s unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for the Tecstar Automotive Group. Quantum acts as a guarantor under the Amended Credit Facility.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of July 31, 2005 or September 9, 2005.

The promissory note and the obligation to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) are guaranteed by certain officers and a current director of the Company.

10) Stock Based Compensation

Stock Options

On July 12, 2005 the Company granted an additional 1,010,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant.

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

	Three Months Ended July 31,
	2004	2005
Net loss, as reported	$(2,425,924)	$(8,149,004)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(605,588)	(1,175,851)

Pro forma net loss	$(3,031,512)	$(9,324,855)

Net loss per share, as reported - basic and diluted	$(0.08)	$(0.15)
Stock-based employee compensation cost per share	(0.02)	(0.03)

Pro forma net loss per share-basic and diluted	$(0.10)	$(0.18)

Number of shares used in the calculation of pro forma per share	31,686,322	52,844,605

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

Restricted Stock

On May 1, 2005, the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was $325,000 and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. As of July 31, 2005, $297,917 of remaining unearned compensation is reported as part of stockholders’ equity on the consolidated balance sheet.

Shares Available for Grant

On May 1, 2005, an additional 1,552,057 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

11) Warrants

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 per share with a term expiring in January 2006. No warrants were exercised during the first quarter of fiscal years 2005 and 2006. At July 31, 2005, 245,444 of these warrants remain outstanding.

12) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2004	2005
Numerator:
Net loss	$(2,425,924)	$(8,149,004)
Numerator for basic loss per share—to common stockholders	$(2,425,924)	$(8,149,004)
Numerator for diluted loss per share—to common stockholders	$(2,425,924)	$(8,149,004)

Denominator for basic loss per share—weighted-average shares	31,686,322	52,844,605
Denominator for diluted loss per share—adjusted weighted-average shares	31,686,322	52,844,605
Basic loss per share	$(0.08)	$(0.15)

Diluted loss per share	$(0.08)	$(0.15)

13) Income Taxes

Income taxes for the three months ended July 31, 2005 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a valuation allowance against its net deferred tax asset since based on the Company’s lack of earnings history and current evidence, it is unlikely that the asset will be realized.

14) Business Segment and Geographic Information

The Company classifies its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. The reportable segments other than Corporate represent strategic businesses that are managed separately and offer products and services that can be differentiated. Corporate consists of general and administrative expense incurred at the corporate level.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of the Tecstar Automotive Group (formally Starcraft), the Quantum Fuel Systems business was reported in three separate segments which were aligned consistent with how previous operating performance was tracked. The amounts reported for the first quarter of fiscal 2005 have been restated to reflect the new presentation.

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

For the first quarter of fiscal 2006, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 70.4% and 88.9% of total revenue for the Quantum Fuel Systems segment and the Tecstar Automotive Group segment, respectively.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Louisiana, Indiana, and Ontario, Canada.

Net revenues and operating loss for the Company’s business segments are as follows:

	Three Months Ended July 31,
	2004	2005
	(in thousands)
Revenue
Quantum Fuel Systems	$6,355	$4,381
Tecstar Automotive Group	—	42,991
Corporate	—	—

Total	$6,355	$47,372

Operating Loss
Quantum Fuel Systems	$(1,376)	$(4,153)
Tecstar Automotive Group	—	(1,261)
Corporate (1)	(1,258)	(2,450)

Total	$(2,634)	$(7,864)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments are as follows:

	April 30, 2005	July 31, 2005
	(in thousands)
Identifiable Assets
Quantum Fuel Systems	$29,331	$28,295
Tecstar Automotive Group	194,513	208,400
Corporate	2,007	2,110

Total identifiable assets	225,851	238,805
Assets not specifically identifiable	51,811	40,249

Total assets	$277,662	$279,054

15) Minority Interest

AM General LLC holds a minority interest equity position in the accounts of Amstar, an enterprise that was acquired in connection with the merger with Starcraft. As of April 30 and July 31, 2005, Amstar has incurred accumulated deficits of $212,756 and $307,450, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and there is no balance to be reported as minority interest as of and for the three month period ended July 31, 2005.

AM General advanced $250,000 to Amstar on March 22, 2005 and $750,000 on July 19, 2005 in exchange for unsecured notes payable bearing interest at 5.5% and 6.5%, respectively. The advances are payable upon demand and are presented as notes payable on the consolidated balance sheet.

16) Customer Arrangement

On June 16, 2005, the Company and General Motors entered into a binding arrangement that requires GM to purchase wheel and tire assemblies prior to their distribution to GM dealers in the amount of $5,698,269. As of July 31, 2005, none of these parts had been shipped. Revenue and the associated cost of product sales under this arrangement are deferred until certain criteria for revenue recognition are met, including a specific shipping schedule for the wheel and tire assemblies.

17) Contingencies

The Company is subject to various legal proceedings and claims that arise out of the normal course of its business. Management and the Company’s legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions. These statements relate to, among other things: our market and business strategies; our plans and expectations regarding the development and commercialization of our products; our expectations regarding future research and development expenditures; our efforts to integrate the operations of Starcraft with our operations; our beliefs and plans with respect to our strategic alliance with General Motors; our expectations regarding the timing of future product shipments; our expectations regarding certain measures of our financial performance during the remainder of fiscal 2006; and our beliefs regarding the adequacy of our available working capital. All statements included in this Report, other than those that are historical, are forward-looking statements. We also use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following risks and uncertainties could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

•	our revenues are derived primarily from General Motors and our business depends to a great extent on our relationship with General Motors;

•	our second stage assembly agreements and our bi-fuel and compressed natural gas fuel systems agreement with General Motors extend through July 2006. If General Motors were to cease doing business with us or significantly reduce or delay its purchases from us, and we are unable to replace the potential lost sales with agreements with other OEMs, our business, financial condition and results of operations could be materially adversely affected;

•	General Motors has publicized its interest to put significant pressures on its suppliers to reduce costs, including General Motors’ intention to change suppliers if suppliers do not comply;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our Tecstar Automotive Group business;

•	we expect our merger with Starcraft to result in benefits to the combined company, but we may not realize those benefits due to challenges associated with integrating the operations and employees of the companies, which potentially could lead to an impairment of goodwill;

•	we may not be able to achieve profitability of the combined company within the timeframe expected;

•	our financial results could suffer if the goodwill and other intangible assets acquired in our merger with Starcraft become impaired, or as a result of costs associated with our merger with Starcraft;

•	we could become subject to stockholder litigation associated with our merger with Starcraft;

•	our second-stage vehicle assembly operations is primarily focused on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our business depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our Tecstar Automotive Group business;

•	we may never be able to introduce commercially viable hydrogen products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell, hydrogen and hybrid applications that can be integrated into the products of OEMs will be critical to our business;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

•	we depend on third-party suppliers for the supply of materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems for fuel cell and hybrid on a commercial basis, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies and to develop facilities for mass production of these products;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	future sales of substantial amounts of our common stock could affect its market price;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	the market price and trading volume of our common stock may be volatile;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2005. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in fuel cell, hydrogen and alternative fuel vehicles. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas (CNG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of the Tecstar Automotive Group (formerly Starcraft Corporation), the Quantum Fuel Systems business was reported in three separate segments that were aligned consistent with how previous operating performance was tracked. The amounts reported for the first quarter of fiscal 2005 have been restated to reflect the new presentation.

The Tecstar Automotive Group segment is comprised of virtually all of the business activities acquired via the merger with Starcraft, which was completed in March 2005, and primarily consist of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of automotive accessories through OEM dealer networks.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments, and evaluates performance based on profit or loss from operations before interest and income taxes.

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 18,300 fuel systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (“General Motors”), which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery and electronic control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

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

Our fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. The fuel system as a whole, including the tank, regulator and fuel lines, need to comply with OEM vehicle requirements and applicable safety standards. Our hydrogen storage and delivery systems may encounter technology and design challenges, durability constraints and issues with technology application into the vehicles. In early September 2005, Toyota Motor Company announced a recall of 14 fuel cell vehicles containing our hydrogen fuel storage systems due to the discovery of a hydrogen leak in the system in one vehicle. We are currently working with Toyota to determine the cause of the malfunction.

A significant portion of our Quantum Fuel Systems business is generally related to alternative fuel and fuel cell vehicle sales, which vary directly with the production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our industry is also dependent upon a limited number of third party suppliers of materials and components for our products. Any quality problems or supply shortages with respect to these components could negatively impact our business. In the past year, we have experienced pressure on the availability of high-strength fiber from our primary supplier, and we are looking for alternative suppliers to fulfill our needs in the event of any potential shortages. Any issues with respect to the availability of raw materials such as high-strength fiber could negatively impact our ability to develop and manufacture fuel storage systems for our customers.

Tecstar Automotive Group Segment

Our Tecstar Automotive Group segment engineers and integrates specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles. Our accessory packages are typically designed for new OEM body styles, mid-cycle enhancements, specialty products, and high-performance engines and drivetrains. We also have engineering and design capabilities focused on powertrain projects and complete vehicle concepts, such as high-performance and racing engines for cars, boats and motorcycles, and complete race cars.

We engineer and validate certain appearance items to OEM standards, primarily for General Motors’ pick-up trucks and SUVs. We receive vehicle chassis from the OEM and add these parts through a process called “second-stage manufacturing.” The chassis are provided by the OEM on a drop-ship basis and are not included as part of our product sales. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. We engineer and design concept vehicles and distribute automotive parts and OEM-quality automotive accessories through a dealer network.

The sales of specialty equipment and second-stage manufacturing services are directly impacted by the size of the automotive industry and the relative market share of the major OEMs. Second-stage assembly programs typically range from two to five years over the life of the OEM chassis and are fulfilled under short-term purchase orders, as is standard in the industry. We provide a limited product warranty to the OEM, which is substantially the same as the OEM warranty provided to the OEM’s retail customers. OEMs periodically reduce production or close plants for model changeovers that adversely affect operating results of industry participants. Sales may be adversely affected if OEMs perform such second-stage manufacturing programs themselves and do not outsource the business. Approximately 89% of Tecstar Automotive Group’s sales for the first quarter of fiscal 2006 were made to General Motors.

Financial Operations Overview

In managing our business, our management uses several non-financial factors to analyze our performance. For example, we assess the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for hydrogen-based systems and storage solutions. We also evaluate the number of new second-stage manufacturing programs we obtain and the units shipped as part of current and new programs.

For the first quarters of fiscal 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 49.2% and 87.1%, respectively, of our total revenue for these periods. For the first quarters of fiscal years 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 16.5% and 0.3%, respectively, of our total revenue for those periods.

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

General Motors Relationship

Our strategic alliance with General Motors became effective upon our spin-off from IMPCO Technologies, Inc. We believe that our strategic alliance with General Motors will enable us to advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provide packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

In connection with our strategic alliance, immediately following our spin-off from IMPCO, we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% (since diluted to 8.5% as of July 31, 2005) of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002, 2003 and 2004, we anticipate that the commitment will be waived or partially waived in the future. We and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. We are currently in discussions with General Motors regarding a new directed research and development statement of work. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from our sale of gaseous storage handling and control products for fuel cell systems. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. During the first quarter of fiscal 2006, no applicable sales of applications developed under the strategic alliance were made.

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

Separation from IMPCO

We were incorporated under the laws of the State of Delaware on October 13, 2000, as a wholly-owned subsidiary of IMPCO. IMPCO conducted our business through various departments, first as a division (the Automotive OEM Division) and most recently as a subsidiary (Quantum Fuel Systems Technologies Worldwide, Inc.). On July 23, 2002, IMPCO completed the distribution and spin-off of our company by distributing to IMPCO stockholders one share of Quantum common stock for every share of IMPCO common stock held on the record date. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property and a number of ongoing commercial relationships. The pricing terms for goods and services covered by the commercial agreements reflected negotiated prices. These agreements expire at various times through July 23, 2007.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Shipments are generally made by common carrier after receiving authorization from the customer, and revenue is recognized upon shipment under FOB factory terms. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Except as discussed below, our historical final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. During the first quarter of fiscal 2006, unforeseen changes in total expected costs and profit estimates for certain ongoing projects unfavorably impacted revenue recognition as discussed below under Results of Operations.

•	We conduct a major portion of our business with a limited number of customers. For the past year, the first quarter of fiscal 2006, and for the foreseeable future, General Motors and its subsidiaries have represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisition of Starcraft in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We have not obtained all information necessary to determine the final consideration paid in connection with the transaction. In determining the fair value of the assets acquired and liabilities assumed, we considered the evaluations of independent appraisers and other estimates. These estimates may change before the final allocation is recorded later in fiscal 2006.

•	We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Starcraft and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which includes property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Starcraft as of and subsequent to the March 3, 2005 acquisition date. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At July 31, 2005, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the expensing of unvested stock options. In April 2005, the FASB delayed the initial adoption of SFAS No. 123R to annual periods that begin after June 15, 2005. As such, we plan to adopt the provisions of SFAS No. 123R in fiscal 2007 beginning May 1, 2006. Currently, we account for stock options using the intrinsic value method of reporting prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide footnote disclosure of the compensation expense associated with stock options. We are currently analyzing which method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS No. 123R. We anticipate that fair value estimates will be consistent with pro forma disclosures reported in Note 10 to the condensed consolidated financial statements if we determine we will use the Black-Scholes option-pricing model.

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

Results of Operations

Three months ended July 31, 2004 and 2005

Net revenues and operating loss for our business segments for the three months ended July 31, 2004 and 2005 were as follows:

	Three Months Ended July 31,
	2004	2005
	(in thousands)
Revenue
Quantum Fuel Systems	$6,355	$4,381
Tecstar Automotive Group	—	42,991
Corporate	—	—

Total	$6,355	$47,372

Operating Loss
Quantum Fuel Systems	$(1,376)	$(4,153)
Tecstar Automotive Group	—	(1,261)
Corporate (1)	(1,258)	(2,450)

Total	$(2,634)	$(7,864)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue increased $41.0 million from $6.4 million in the first quarter of fiscal 2005 to $47.4 million in the first quarter of fiscal 2006. This increase in overall revenue is a result of the inclusion of Tecstar Automotive Group’s operations in our consolidated results since the date of our acquisition of Starcraft on March 3, 2005, which was partially offset by a $2.0 million decrease in revenue from our Quantum Fuel Systems segment from $6.4 million in the first quarter of fiscal 2005 to $4.4 million in the first quarter of fiscal 2006.

Overall operating loss increased $5.3 million, from $2.6 million in the first quarter of fiscal 2005 to $7.9 million in the first quarter of fiscal 2006 mainly due to increased operating losses incurred in our Quantum Fuel Systems segment as a result of lower product sales and contract revenues, the addition of Tecstar Automotive Group operations which had an operating loss of $1.3 million, and a $1.2 million increase in corporate expenses.

Quantum Fuel Systems Segment

Product sales decreased $1.4 million, or 41.2%, from $3.4 million in the first quarter of fiscal 2005 to $2.0 million in the first quarter of fiscal 2006. Product sales during fiscal 2005 consisted of our hydrogen fuel metering and fuel storage systems for Toyota Motor Corporation’s fuel cell SUV platform and bus platform and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to hydrogen fuel metering and fuel storage systems for fuel cell vehicle applications were $1.1 million during the first quarter of fiscal 2005 and $0 during the first quarter of fiscal 2006 as a result of the completion and shipment during the fourth quarter of fiscal 2005 of all units ordered under the current generation of Toyota’s fuel cell SUV and bus platforms. We expect shipments on anticipated orders of hydrogen fuel metering and fuel storage systems under Toyota’s fuel cell bus platform to begin near the second half of fiscal 2006. Sales related to compressed natural gas fuel systems were $2.3 million during the first quarter of fiscal 2005 and declined $0.3 million, or 13.0%, to $2.0 million in the first quarter of fiscal 2006.

Cost of product sales in the Quantum Fuel Systems segment decreased $0.2 million, or 7.4%, from $2.7 million in the first quarter of fiscal 2005 to $2.5 million in the first quarter of fiscal 2006. The decrease was due to lower volumes of hydrogen related product sales and partially offset by increases in per unit material and overhead costs of our compressed natural gas products.

Gross profits on product sales decreased $1.2 million from a positive $0.7 million in the first quarter of fiscal 2005 to a negative $0.5 million in the first quarter of fiscal 2006. Lower volume on product sales and increased material and overhead costs per unit resulted in the negative gross profit realized during the first quarter of fiscal 2006.

Contract revenue for the Quantum Fuel Systems segment decreased $0.6 million, or 20.0%, from $3.0 million in the first quarter of fiscal 2005 to $2.4 million in the first quarter of fiscal 2006. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. During the latter part of the first quarter of fiscal 2006, we became aware of increased estimates of future material and other supporting costs in connection with a hydrogen internal combustion engine development program and certain other hydrogen fuel delivery and storage system contracts. Research and development expense associated with development contracts increased $1.0 million, or 66.7%, from $1.5 million in the first quarter of fiscal 2005 to $2.5 million in the first quarter of fiscal 2006 as a result of expanded hydrogen-based programs for the development of fuel delivery systems on behalf of automotive OEM customers, aerospace programs and government funded programs. Although expenses increased during the current period, the portion of contract revenue recognizable and operating loss for the segment was negatively impacted by approximately $1.0 million as a result of the revised estimates of total expected project costs. The overall revenue under contract was not affected as a result of this change in estimate and we expect that the $1.0 million will be recognized in future periods as work progresses on the contracts.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.1 million, or 4.5%, from $2.2 million in the first quarter of fiscal 2005 to $2.1 million in the first quarter of fiscal 2006. The decrease in the first quarter of fiscal 2006 is mainly attributable to a greater emphasis on utilizing internal resources for customer specific projects as compared to the first quarter of fiscal 2005.

Selling, general and administrative expenses increased $0.1 million or 10.0% from $1.0 million in the first quarter of fiscal 2005 to $1.1 million in the first quarter of fiscal 2006, primarily due to a higher level of support required to carry out the expanded customer specific project activities. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 12.8% for both the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the first quarter of fiscal year 2006 was the same as in the first quarter of fiscal 2005 and amounted to $0.4 million.

Operating loss for the Quantum Fuel Systems segment increased to $4.2 million in the first quarter of fiscal 2006 compared to an operating loss of $1.4 million in the first quarter of fiscal 2005 primarily as a result of lower revenue recognition on development contracts and lower product shipments as compared to the first quarter of fiscal 2005. We expect the Quantum Fuel System segment to incur continued operating losses during the remaining quarters of fiscal 2006, but at lower levels than experienced during the current quarter.

Tecstar Automotive Group Segment

All activity in the Tecstar Automotive Group segment relates to operations acquired in connection with the merger with Starcraft on March 3, 2005. The operating results of the Tecstar Automotive Group have been included in our consolidated financial results since the date of the acquisition. Tecstar Automotive Group product sales include OEM-level specialty equipment and vehicle accessories, known as styling parts and performance products that are added to OEM pick-up trucks and SUVs through a second-stage assembly process or distributed through an OEM dealer network.

Product sales for the Tecstar Automotive Group totaled $41.2 million during the first quarter of fiscal 2006. Second-stage assembly revenues were $23.5 million and are mainly associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near GM assembly plants. Substantially all product sales for this business segment are to General Motors. Product sales in the first quarter of fiscal 2006 for automotive OEM accessory parts distributed through dealer networks were $15.5 million and other revenues totaled $2.2 million.

Cost of product sales for the Tecstar Automotive Group were $37.9 million in the first quarter of fiscal 2006 and primarily represent the cost of raw material, labor and assembly facility overhead required in the second-stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $3.3 million or 8.0% of sales.

Contract revenue for the Tecstar Automotive Group was $1.8 million for the first quarter of fiscal 2006 and is primarily associated with design and engineering services for concept vehicles. Research and development expense associated with cost of contract revenue was $2.1 million.

Selling, general and administrative expenses for the Tecstar Automotive Group were $3.6 million or 8.4% of total segment revenue. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs.

Amortization of intangibles was $0.7 million and represents the amortization of specifically identified customer contracts and existing technology acquired by Quantum in the merger with Starcraft. Amortization expense is expected to be approximately $2.8 million for the full fiscal year 2006.

Operating loss for the Tecstar Automotive Group segment was $1.3 million for the first quarter of fiscal 2006. We expect that Tecstar Automotive Group revenues for fiscal year 2006 will be higher than its fiscal year 2005 pro forma revenues of approximately $183.4 million and further anticipate that the Tecstar Automotive Group segment will generate operating income for the full fiscal year 2006 as a result of introductions of new special edition platforms, the distribution of OEM-level parts for a new vehicle platform that began in February 2005, and the continuation of second stage revenues under existing programs extending through July 2006.

Corporate

Corporate expenses increased by $1.2 million, or 92.3%, from $1.3 million in the first quarter of fiscal 2005 to $2.5 million in the first quarter of fiscal 2006 primarily as a result of supporting the addition of the Tecstar Automotive Group segment operations. Corporate expenses as a percentage of total revenues decreased to 5.3% in the first quarter of fiscal 2006 as compared to 20.3% in the first quarter of fiscal 2005. We expect this ratio to remain relatively constant during the remainder of fiscal 2006 due to a higher anticipated revenue base as compared to fiscal 2005.

Non-Reporting Segment Results

Interest Income and Expense. Interest income increased by $81,000, or 38.8%, from $209,000 in the first quarter of fiscal 2005 to $290,000 in the first quarter of fiscal 2006. The increase is primarily a result of higher yields earned due to increases in the federal funds rate over the course of the last year. Interest expense amounted to $575,000 for the first quarter of fiscal 2006 as compared to $0 in the first quarter of the previous year. Interest expense relates to debt obligations that were assumed in connection with the Starcraft merger on March 3, 2005 that had a total outstanding principal balance of $32.7 million as of July 31, 2005.

Provision for Income Taxes. Provision for income taxes remained minor due to our net losses during the first quarter of both fiscal years. A full valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate that the provision for income taxes over the remainder of fiscal 2006 will remain minor as we expect to continue incurring net losses.

Liquidity and Capital Resources

Our principal sources of liquidity at July 31, 2005 included cash and cash equivalents of $5.5 million, short-term marketable securities of $28.2 million, long-term marketable securities of $3.2 million, and revolving lines of credit with domestic and Canadian lenders totaling $35.0 million that were assumed in connection with our acquisition of Starcraft.

As of July 31, 2005, we had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders pursuant to credit facilities originally dated January 16, 2004. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of the Tecstar Automotive Group’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facilities were scheduled to expire on November 1, 2006. Availability under the domestic and Canadian revolving credit agreements were limited to $26.1 million and $1.1 million, respectively, as of July 31, 2005. The lenders under the original credit facilities had waived the requirement to calculate covenants since the close of the merger with Starcraft. The Company was in compliance with reporting requirements of the revolving credit facilities and the unsecured senior subordinated convertible notes as of July 31, 2005.

On September 9, 2005, Starcraft and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of the Tecstar Automotive Group was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of Tecstar Automotive Group’s assets and require the Company to meet certain covenants, including a minimum ratio for the Company’s unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for the Tecstar Automotive Group. Quantum acts as a guarantor under the Amended Credit Facility.

We assumed a total of $23.8 million of long-term debt at the close of the Starcraft merger on March 3, 2005. Scheduled maturities of long-term debt payable for the full fiscal year 2006 are $0.5 million, including $0.1 million paid in the first quarter. The revolving lines of credit had outstanding balances totaling $12.7 million as of July 31, 2005.

We believe that our available working capital will be adequate to meet our liquidity needs for at least the next twelve months. As of July 31, 2005, we had no material commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Quantum Fuel Systems segment is dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. The Tecstar Automotive Group segment is dependent on factors such as economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Our cash and levels of borrowing are also impacted by the timing of Tecstar Automotive Group’s once-a-month cash collections on product sales to General Motors. For example, borrowings under the revolving lines of credit at the end of our fourth quarter of fiscal 2005 were lower than at the end of our first quarter primarily as a result of an early payment from General Motors that was scheduled for early May 2005. Competition and a reliance on a few customers, particularly General Motors, are additional factors that may impact our future operations.

In July 2002, we received $15.0 million in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million, all of which has been used for working capital purposes. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million. In July 2004, Starcraft completed the private placement of $15.0 million of unsecured senior subordinated convertible notes. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with Starcraft, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77. The scheduled July 1, 2005 semi-annual interest payment was made in cash.

We may require additional financing to complete product and application development, develop facilities for commercialization and mass production of our products and systems, and to take advantage of strategic opportunities. These additional sources of financing may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors.

Net cash used in operating activities was $22.7 million during the first quarter of fiscal 2006 as compared to $2.6 million in the first quarter of fiscal 2005. The increase in cash used in operating activities primarily resulted from increases in accounts receivable and inventory of $9.6 million and $5.6 million, respectively, and a net loss of $8.1 million incurred in the first quarter of fiscal 2006. The increase in accounts receivable was mainly due to the timing of collections on product sales to General Motors. Tecstar Automotive Group normally receives a large cash collection from General Motors once a month that covers a substantial portion of its segment product sales. Over the course of the first quarter of fiscal 2006, only two large monthly payments were received due to the earlier than expected collection of a payment scheduled for May that was received during the last week in April. This timing resulted in a significant increase in accounts receivable during the first quarter of fiscal 2006. The increase in inventory was due to higher levels of raw materials and wheel and tires assemblies on hand as a result of lower than expected product shipments in the Tecstar Automotive Group during the quarter. In connection with the higher levels of inventory on hand, we entered into an arrangement for the purchase of wheel and tire assemblies by General Motors prior to their distribution to GM dealers. Revenue in the amount of $5.7 million and the associated cost of goods sold under this arrangement will be deferred until a specific shipping schedule is established for the wheel and tire assemblies.

Net cash provided by investing activities during the first quarter of fiscal 2006 was $3.1 million as compared to $0.7 million during the first quarter of fiscal 2005. The net cash provided in the current fiscal year is mainly a result of maturities on our marketable securities exceeding the levels of reinvestment in longer-term securities by $4.7 million. Purchases of equipment and leasehold improvements were $1.2 million for the first quarter of fiscal 2006 as compared to $0.7 million for the prior fiscal year.

Net cash provided by financing activities during the first quarter of fiscal 2006 was $13.4 million as compared to $0.1 million during the first quarter of fiscal 2005. Cash provided during fiscal 2006 was principally from borrowings of $12.7 million on the domestic revolving credit facility we assumed in connection with the Starcraft acquisition in March 2005. We also received $0.8 million of proceeds in connection with promissory notes issued to the minority interest partner associated with our consolidated subsidiary Amstar LLC.

The ratio of current assets to current liabilities was 2.5:1 at April 30, 2005 and 2.8:1 at July 31, 2005. During the first quarter of fiscal 2006, our total working capital increased by $6.6 million, from $59.0 million at the end of fiscal 2005 to $65.6 million at July 31, 2005.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at July 31, 2005, a 1% decrease in interest rates would result in reduced annual interest income of approximately $370,000.

We are also at risk due to the variable nature of our $35.0 million in revolving credit facilities and our mortgage note related to one of our Troy, Michigan facilities. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $350,000, assuming the maximum amount was outstanding on the credit facilities during an entire year. A 1% increase would result in approximately $12,000 of additional interest expense related to the mortgage note.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $110,000 for the first quarter of fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information relating to quantitative and qualitative disclosures about market risk appear under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 2 hereof, and are incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement”:

(a)	In connection with his appointment to the board of directors on July 28, 2005, we entered into an indemnification agreement with Paul E. Grutzner. The indemnification agreement is substantially similar to the form of indemnification agreement that we have previously entered into with our existing executive officers and directors, which provide for the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our amended and restated certificate of incorporation, as well as certain additional procedural protections. These indemnification agreements may require us, among other things, to indemnify our executive officers and directors against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct. These indemnification agreements also may require us to advance any expenses incurred by the executive officers or directors as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance if available on reasonable terms. For further information on the terms of these indemnification agreements, reference is made to the form of Indemnification Agreement filed as Exhibit 10.21 to our Registration Statement on Form S-1 (No. 333-101668), filed on December 5, 2002, which is incorporated herein by reference.

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry Into a Material Definitive Agreement and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”:

(b)	On September 9, 2005, Starcraft and the lead domestic and Canadian financial institution lender amended Starcraft’s existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of the Tecstar Automotive Group was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of Tecstar Automotive Group’s assets and require the Company to meet certain covenants, including a minimum ratio for the Company’s unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for the Tecstar Automotive Group. Quantum acts as a guarantor under the Amended Credit Facility.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.2*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.3*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.4*	Form of Restricted Stock Award Agreement under the Registrant’s 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.5*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.6*	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on July 18, 2005).

10.7*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

*	The referenced exhibit is a compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2005

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.2*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.3*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.4*	Form of Restricted Stock Award Agreement under the Registrant’s 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.5*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.6*	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on July 18, 2005).

10.7*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

*	The referenced exhibit is a compensatory contract, plan or arrangement.