Form 10-Q
period 2005-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2005-12-12
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005,

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 2, 2005:

51,879,863 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	October 31, 2005
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,736,688	$7,568,046
Marketable securities held-to-maturity	32,101,357	25,357,631
Accounts receivable, net	24,100,272	43,146,522
Inventories, net	24,383,684	28,013,345
Tooling and engineering	1,917,184	1,309,762
Refundable income taxes	2,721,381	800,370
Other current assets	791,871	1,312,296

Total current assets	97,752,437	107,507,972

Note receivable	—	1,242,279
Investment in affiliate	—	367,507
Property and equipment, net	20,280,405	19,493,626
Marketable securities held-to-maturity	4,001,182	1,196,912
Intangible assets, net	16,731,930	14,498,044
Goodwill	138,004,271	138,306,289
Other assets	891,555	790,069

Total assets	$277,661,780	$283,402,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,734,310	$31,235,900
Accrued payroll obligations	2,234,049	2,199,299
Accrued interest	457,408	570,527
Revolving lines of credit	—	—
Notes payable	250,000	1,750,000
Deferred revenue	52,889	1,064,736
Accrued warranties	1,258,119	980,827
Other accrued liabilities	2,285,595	3,223,666
Current maturities of long-term debt	525,215	1,614,761

Total current liabilities	38,797,585	42,639,716

Long-term debt, net of current maturities	19,656,162	32,660,344
Commitments and contingencies
Minority interests	—	60,816

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 51,735,257 issued and outstanding at April 30, 2005 and 51,879,863 issued and outstanding at October 31, 2005	51,735	51,880
Additional paid-in-capital	254,680,716	255,184,773
Accumulated deficit	(35,543,418)	(46,729,067)
Unearned compensation - restricted stock awards	—	(270,751)
Accumulated other comprehensive income (loss)	18,000	(196,013)

Total stockholders’ equity	219,208,033	208,041,822

Total liabilities and stockholders’ equity	$277,661,780	$283,402,698

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Revenue:
Net product sales	$2,252,591	$57,247,628	$5,610,594	$100,521,620
Contract revenue	2,709,078	5,911,594	5,706,022	10,009,946

Total revenue	4,961,669	63,159,222	11,316,616	110,531,566

Costs and expenses:
Cost of product sales	1,940,768	51,673,638	4,603,961	92,114,960
Research and development	3,752,679	5,981,295	7,464,094	12,607,994
Selling, general and administrative	2,370,332	6,969,698	4,569,436	14,021,010
Amortization of intangibles	414,944	1,116,944	829,888	2,233,888

Total costs and expenses	8,478,723	65,741,575	17,467,379	120,977,852

Operating loss	(3,517,054)	(2,582,353)	(6,150,763)	(10,446,286)

Interest income	230,597	208,841	439,182	499,274
Interest expense	—	(630,522)	—	(1,205,805)
Minority interest in earnings of subsidiaries	—	(60,279)	—	(60,279)
Equity in loss of investment in affiliate	—	(5,563)	—	(5,563)
Other income (expense), net	(18,589)	44,637	(18,589)	44,637
Income tax provision	(4,000)	(11,406)	(4,800)	(11,627)

Net loss	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)

Net loss per share - basic and diluted	$(0.10)	$(0.06)	$(0.18)	$(0.21)

Number of shares used in per share calculation - basic and diluted	31,704,600	52,874,941	31,695,549	52,858,523

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
	2004	2005
Operating activities:
Net loss	$(5,734,970)	$(11,185,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,373,885	5,469,038
Loss on disposal of property and equipment	18,563	—
Non-cash stock compensation charge	—	54,249
Minority interest in earnings of subsidiaries	—	60,279
Equity in loss of investment in affiliate	—	5,563
Changes in operating assets and liabilities:
Accounts receivables	47,434	(19,632,464)
Inventories	(353,710)	(4,136,203)
Tooling and engineering	—	161,422
Refundable income taxes	—	1,835,562
Other assets	172,167	(944,821)
Accounts payable	(639,579)	186,469
Other liabilities	(907,000)	1,747,727

Net cash used in operating activities	(5,023,210)	(26,378,828)

Investing activities:
Purchases of property and equipment	(841,749)	(2,412,088)
Proceeds from sale of property and equipment	52,000	—
Acquisition transaction costs relating to Tecstar Automotive Group	—	(403,011)
Proceeds from sale of assets to Concord Coatings	—	250,000
Acquisition of Empire Coach Enterprises	—	(600,000)
Purchases of marketable securities	(22,983,595)	(10,262,910)
Maturities of marketable securities	21,338,758	19,810,906

Net cash provided by (used in) investing activities	(2,434,586)	6,382,897

Financing activities:
Payments on capital lease obligations	—	(16,094)
Proceeds from issuance of notes payable	—	1,500,000
Payments on notes and obligations payable	—	(246,354)
Borrowings on revolving credit agreement	—	14,356,176
Proceeds from exercises of stock options	140,133	179,202

Net cash provided by financing activities	140,133	15,772,930

Effect of exchange rate changes on cash	—	54,359

Net decrease in cash and cash equivalents	(7,317,663)	(4,168,642)
Cash and cash equivalents at beginning of period	15,728,901	11,736,688

Cash and cash equivalents at end of period	$8,411,238	$7,568,046

Continued on following page

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	Six Months Ended October 31,
	2004	2005
Supplemental schedule of non-cash activity:
Reclassification of capitalized costs:
Property and equipment	$—	$446,000
Tooling and engineering	—	(446,000)

Issuance of shares of restricted stock:
Additional paid-in-capital	—	325,000
Unearned compensation - restricted stock awards	—	(325,000)

Supplemental cash flow information:
Acquisition of Empire Coach Enterprises:
Current assets acquired	$—	$166,193
Property and equipment acquired	—	120,887
Purchase price in excess of the net assets acquired	—	599,442
Other assets acquired	—	500
Current liabilities assumed	—	(287,022)

Net cash used to acquire Empire Coach Enterprises	$—	$600,000

Sale of assets to Concord Coatings:
Current assets disposed	$—	$(1,502,141)
Note receivable obtained	—	1,242,279
Investment in affiliate obtained	—	373,070
Property and equipment disposed	—	(719,014)
Other assets disposed	—	(66,907)
Current liabilities released	—	422,713

Net cash provided by the sale of assets to Concord Coatings	$—	$(250,000)

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2005

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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formally known as Starcraft Corporation, in a tax-free stock-for-stock exchange. Pursuant to the terms set forth in the merger agreement, the Company operates TAG as a wholly-owned subsidiary (see Note 2).

On September 15, 2005, TAG acquired a 51% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. for a 20% equity interest in Concord Coatings and other consideration.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at April 30, 2005 has been derived from the audited financial statements of the Company at that date. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 . Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The results of operations for the three and six months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 2006.

The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary TAG (for the period subsequent to the merger completed on March 3, 2005). The condensed consolidated financial statements also include TAG’s wholly-owned subsidiaries Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC and a 51% ownership interest in Empire Coach Enterprises, LLC. The ownership position of Powertrain Integration increased from 51% to 100% effective August 31, 2005 pursuant to an Assignment of Capital Units. Also acquired in connection with the TAG merger is the operating activities of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50%.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50% equity position in Amstar with AM General LLC holding the remaining 50% equity position.

Amstar’s operations are similar in nature to TAG’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 15).

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

Revenue Recognition

The Company generally manufactures products based on specific orders from customers. Revenue is recognized on product sales when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of fuel systems and specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage of completion is generally determined based on costs incurred as a percentage of total estimated costs at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables. These estimates are reviewed and revised periodically throughout the lives of the contracts.

2) Acquisitions and Dispositions

Tecstar Automotive Group (TAG)

On March 3, 2005, the Company acquired all of the outstanding shares of stock of TAG pursuant to an Agreement and Plan of Merger as of November 23, 2004 (the “Merger Agreement”) in a transaction accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Pursuant to the Merger Agreement, each share of TAG common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. The total number of Quantum shares issued in connection with the merger was approximately 21.0 million shares and represented approximately 40% of the total number of Quantum shares outstanding immediately following the completion of the merger.

Under the purchase method of accounting, the total estimated consideration for the transaction was $146.4 million and consisted of the exchange of TAG shares for the Company’s common stock valued at $134.6 million, cash payments for TAG stock options and directors’ shares of $7.2 million, direct transaction fees and expenses of $3.5 million, and a separation agreement with TAG’s chairman of the board valued at $1.1 million. As a result, the Company has recorded $137.7 million in goodwill and assigned $5.2 million to intangible assets, which were primarily existing customer contracts and intellectual property.

The long-term indebtedness of TAG remained outstanding following the merger, including TAG’s 8.5% unsecured senior subordinated convertible promissory notes due July 1, 2009 in the aggregate principal amount of $15.0 million and approximately $8.8 million in other indebtedness. In connection with the merger, the Company assumed the obligation to issue its common stock upon conversion of TAG Convertible Notes at a conversion price of $5.77 per dollar of debt converted.

TAG is a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications, primarily pick-up trucks and sport utility vehicles of General Motors Corporation and its affiliates (“General Motors”). In addition, TAG manufactures and distributes aftermarket automotive parts and products to wholesale and retail customers, and provides engineering development services to customers in the automotive industry.

During the six months ended October 31, 2005, the estimate of total consideration for the transaction decreased by $0.1 million and the estimate for goodwill decreased by $0.3 million. The Company has not yet obtained all information related to the acquisition, primarily related to the final completion of the income tax returns as of the acquisition date and final transaction costs. The final allocation is anticipated to be completed during the remainder of fiscal 2006. The components of the consideration paid for TAG and the purchase price allocation of the acquired business are based upon independent appraisals and management’s estimates.

Empire Coach Enterprises

TAG acquired a 51% interest in Empire Coach Enterprises, LLC, a second stage limousine manufacturer, for $600,000 in cash pursuant to an Asset Purchase Agreement dated September 15, 2005. The fair value of the net assets acquired, based upon management’s estimates amounted to $558 and resulted in $599,442 of goodwill.

Tarxien Automotive Products.

On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (“Tarxien”), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note in the principal amount of $1,242,279. The note is interest bearing only at 7.5% annually and matures in full on September 1, 2007. The total consideration of $1,865,349 equaled the book value of the net assets disposed of and accordingly, no gain or loss was recorded on the sale. Total fiscal 2006 revenues for Tarxien through the date of the sale were $640,752. TAG, through its wholly-owned subsidiary Tarxien, acts as one of the guarantors for Concord Coating’s CAD$1,500,000 ($1,275,150 as of October 31, 2005) revolving credit facility with a financial institution and accounts for its investment in Concord Coatings under the equity method.

Pro-Forma Data

The operating results of TAG and Empire Coach have been included in the Company’s consolidated financial statements from the dates of the respective acquisitions. The unaudited pro forma financial data set forth below gives effect to the Company’s merger with TAG as if the acquisition had been completed on May 1, 2004. Pro forma data for Empire Coach has not been included as it is not significant. The pro forma financial data includes adjustments to eliminate the operating revenues and expenses associated with TAG’s kit and parts business that was transferred to the outgoing chairman of TAG, incremental changes in amortization expense resulting from fair value adjustments to amortizable intangible assets, and an increase in the number of shares used in per share calculations as a result of shares issued in connection with the transaction. The unaudited pro forma financial data excludes those adjustments made to allocate the purchase consideration to TAG’s assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

	Three Months Ended October 31, 2004		Six Months Ended October 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)
Net revenue	$4,962	$55,859	$11,317	$103,237
Operating loss	$(3,517)	$(2,328)	$(6,151)	$(5,447)
Net loss applicable to common stock	$(3,309)	$(696)	$(5,735)	$(3,752)
Net loss per share:
Basic	$(0.10)	$(0.01)	$(0.18)	$(0.07)
Diluted	$(0.10)	$(0.01)	$(0.18)	$(0.07)
Number of shares:
Basic	31,705	52,701	31,696	52,692
Diluted	31,705	52,701	31,696	52,692

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the TAG transaction occurred on May 1, 2004.

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

At October 31, 2005, the Company’s marketable securities held-to-maturity consist of the following:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-Term
Certificates of deposit	$1,719,209	$—	$—	$1,719,209
Asset backed securities	835,929	24	1,717	834,236
Corporate bonds	13,212,686	—	41,873	13,170,813
U.S. government securities	9,589,807	—	60,460	9,529,347

	25,357,631	24	104,050	25,253,605
Long-Term
Corporate bonds	150,392	—	3,817	146,575
U.S. government securities	1,046,520	—	9,747	1,036,773

	1,196,912	—	13,564	1,183,348

Total marketable securities	$26,554,543	$24	$117,614	$26,436,953

At October 31, 2005, marketable securities held-to-maturity classified as long-term have maturity dates ranging from November 2006 to October 2007.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	October 31, 2005
Customer accounts billed	$22,840,496	$39,878,427
Customer accounts unbilled	2,503,671	3,704,050
Allowance for doubtful accounts	(1,243,895)	(435,955)

Accounts receivable, net	$24,100,272	$43,146,522

5) Inventories

Inventories consist of the following:

	April 30, 2005	October 31, 2005
Materials and parts	$23,858,343	$26,123,793
Work-in-process	806,772	1,460,832
Finished goods	1,864,401	2,259,947

	26,529,516	29,844,572
Less provision for obsolescence	(2,145,832)	(1,831,227)

Inventories, net	$24,383,684	$28,013,345

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2005	October 31, 2005
Land	$211,000	$211,000
Buildings	1,233,192	1,131,704
Dies, molds and patterns	3,018,290	3,018,290
Machinery and equipment	14,620,712	14,807,022
Office furnishings and equipment	13,066,431	14,231,872
Automobiles and trucks	787,953	899,726
Leasehold improvements	4,603,834	5,335,694
Capitalized machinery and equipment	623,358	623,358
Construction in progress	581,347	935,823

	38,746,117	41,194,489
Less accumulated depreciation and amortization	(18,465,712)	(21,700,863)

Net property and equipment	$20,280,405	$19,493,626

7) Goodwill and Other Intangible Assets

As discussed in Note 2, the Company completed its acquisition of TAG on March 3, 2005 and of Empire Coach on September 15, 2005. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired in the TAG transaction. The excess cost of acquiring TAG and Empire Coach over the latest estimates of the net amounts assigned to their assets acquired and liabilities assumed, of $137,706,847 and $599,442, respectively, is recognized as goodwill.

The Company also has an intangible asset representing the fair value of common stock issued to General Motors in connection with a strategic alliance that became effective upon the Company’s spin off from IMPCO.

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The intangible assets consisting of customer contracts and existing technology acquired in the acquisition of TAG are amortized using the straight-line method over their estimated weighted-average useful lives of nineteen months and twenty-nine months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

Intangible assets consist of the following:

	April 30, 2005	October 31, 2005
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(4,479,428)	(5,309,314)

Net carrying value	11,999,930	11,170,044

Customer contracts:
Gross carrying value	$3,100,000	$3,100,000
Accumulated amortization	(322,000)	(1,288,000)

Net carrying value	2,778,000	1,812,000

Existing technology:
Gross carrying value	$2,100,000	$2,100,000
Accumulated amortization	(146,000)	(584,000)

Net carrying value	1,954,000	1,516,000

	$16,731,930	$14,498,044

The goodwill and intangible assets are reviewed on an annual basis (February 1) for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. At October 31, 2005, the Company believes that no event or circumstance currently exists that would indicate impairment of these long-lived assets.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first six months of fiscal 2006 are as follows:

Balance at April 30, 2005	$1,258,119
Warranties issued during the period	111,982
Settlements made during the period	(152,538)
Changes in liability for pre-existing warranties during the period, including expirations	(236,736)

Balance at October 31, 2005	$980,827

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2005	October 31, 2005
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving line of credit	—	14,356,176
Canadian revolving line of credit	—	—
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 6.75% at October 31, 2005), due September 2006, collateralized by related building	1,255,712	1,204,397
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,736,462	1,649,505
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	2,169,084	2,061,002
Various capital lease obligations with maturities through June 2006 (total monthly installments of $526 including interest of 12% as of October 31, 2005)	20,119	4,025

	20,181,377	34,275,105
Less current maturities	(525,215)	(1,614,761)

Long-term debt	$19,656,162	$32,660,344

Effective July 13, 2004, TAG issued $15,000,000 in principal amount of unsecured senior subordinated convertible notes in a private placement to accredited investors. The notes bear interest at 8.5% and mature in July 2009, with semi-annual interest payments payable on January 1 and July 1 of each year. Per terms of the notes, as modified by the merger agreement with TAG, the interest payments can be made in either cash or shares of the Company’s common stock, at the Company’s discretion. As modified, the notes are convertible, subject to certain conditions, into 2,599,653 shares of the Company’s common stock at a conversion price of $5.77 per dollar of debt converted.

As of April 30, 2005, the Company had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of TAG. The advances bore interest subject to a pricing matrix ranging from 0.75% below the prime rate to 0.25% above the prime rate depending upon a ratio of TAG’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On September 9, 2005, TAG and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of TAG was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate (6.75% at October 31, 2005) minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of TAG’s assets and require the Company to meet certain covenants on a quarterly basis, including a minimum ratio for the Company’s unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for TAG. Quantum acts as a guarantor under the Amended Credit Facility.

Although the Company was in compliance with debt covenants and reporting requirements of the revolving credit facilities and the unsecured senior subordinated convertible notes as of October 31, 2005, management anticipates that the minimum net worth levels required for TAG related to the revolving credit facilities will not be met at the next measurement date of January 31, 2006. Management is currently in discussions with its lender to modify the terms of the existing credit facilities and believes that it will either be able to negotiate a mutually acceptable amendment or be able to obtain a waiver of the covenant for the next measurement date, and thereafter over the next twelve months.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of October 31, 2005.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

10) Stock Based Compensation

Stock Options

On July 12, 2005, the Company granted an additional 1,010,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant. Total options granted under the plan during the six months ended October 31, 2005 is 1,040,000.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Net loss, as reported	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(600,000)	(1,338,741)	(1,206,000)	(2,514,588)

Pro forma net loss	$(3,909,046)	$(4,375,386)	$(6,940,970)	$(13,700,237)

Net loss per share, as reported - basic and diluted	$(0.10)	$(0.06)	$(0.18)	$(0.21)
Stock-based employee compensation cost per share	(0.02)	(0.02)	(0.04)	(0.05)

Pro forma net loss per share-basic and diluted	$(0.12)	$(0.08)	$(0.22)	$(0.26)

Number of shares used in the calculation of pro forma per share	31,704,600	52,874,941	31,695,549	52,858,523

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

Restricted Stock

On May 1, 2005, the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was $325,000 and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. As of October 31, 2005, $270,751 of remaining unearned compensation is reported as part of stockholders’ equity on the consolidated balance sheet.

Shares Available for Grant

On May 1, 2005, an additional 1,552,057 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

11) Warrants

In connection with the Company’s spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 per share with a term expiring in January 2006. During the first half of fiscal 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock. No warrants were exercised during the first half of fiscal 2006. At October 31, 2005, 245,444 of these warrants remain outstanding.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Numerator:
Net loss	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)
Numerator for basic loss per share—to common stockholders	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)
Numerator for diluted loss per share— to common stockholders	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)

Denominator for basic loss per share—weighted-average shares	31,704,600	52,874,941	31,695,549	52,858,523
Denominator for diluted loss per share—adjusted weighted-average shares	31,704,600	52,874,941	31,695,549	52,858,523

Basic loss per share	$(0.10)	$(0.06)	$(0.18)	$(0.21)

Diluted loss per share	$(0.10)	$(0.06)	$(0.18)	$(0.21)

13) Income Taxes

Income taxes for the three and six months ended October 31, 2005 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a valuation allowance against its net deferred tax asset since based on the Company’s lack of earnings history and current evidence, it is unlikely that the asset will be realized.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of TAG, the Quantum Fuel Systems business was reported in three separate segments which were aligned consistent with how previous operating performance was tracked. The amounts reported for the first quarter of fiscal 2005 have been restated to reflect the new presentation.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks and sport utility vehicles. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. Goodwill and intangible assets associated with the merger are reported in the Tecstar Automotive Group business segment.

All research and development is expensed as incurred and is included in the respective business segments. Research and development expense includes both customer-funded research and development and Company-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Company that are funded under customer contracts.

For the second quarter of fiscal 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 71.2% and 91.5% of total revenue for the Quantum Fuel Systems segment and the Tecstar Automotive Group segment, respectively. For the first half of fiscal 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 70.7% and 90.4% of total revenue for the Quantum Fuel Systems segment and the Tecstar Automotive Group segment, respectively.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Louisiana, Indiana, New Jersey, and Ontario, Canada.

The Company’s foreign assets which are all located in Canada represent 3.8% of the Company’s consolidated total assets at October 31, 2005. Revenues from Canadian operations represent 6.4% of the Company’s consolidated total revenues for the first half of fiscal 2006.

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$4,962	$4,757	$11,317	$9,138
Tecstar Automotive Group	—	58,402	—	101,394
Corporate	—	—	—	—

Total	$4,962	$63,159	$11,317	$110,532

Operating Income (Loss)
Quantum Fuel Systems	$(2,258)	$(3,309)	$(3,634)	$(7,462)
Tecstar Automotive Group	—	2,958	—	1,697
Corporate (1)	(1,259)	(2,231)	(2,517)	(4,681)

Total	$(3,517)	$(2,582)	$(6,151)	$(10,446)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Identifiable assets for the Company’s business segments are as follows:

	April 30, 2005	October 31, 2005
	(in thousands)
Identifiable Assets
Quantum Fuel Systems	$29,331	$28,068
Tecstar Automotive Group	194,513	216,028
Corporate	53,818	39,307

Total assets	$277,662	$283,403

15) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar, an enterprise that was acquired in the merger with TAG. In connection with the start up of Amstar operations in February 2005, AM General provided their initial and only capital contribution to date to the business venture. As of October 31, 2005 Amstar has an accumulated retained earnings balance of $21,632. AM General’s minority interest at October 31, 2005 amounted to $60,816 which consists of its capital contribution plus 50% of Amstar’s retained earnings.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the consolidated balance sheet.

Empire Coach

The Chief Executive Officer & President of Empire Coach owns a 49% minority interest equity position in the accounts of Empire Coach. As of October 31, 2005, Empire Coach has incurred an accumulated deficit of $189,775. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the portion of the accumulated deficit that exceed the minority interest’s initial capital account has been allocated to the Company and there is no capital account balance to be reported as minority interest as of October 31, 2005.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
Comprehensive loss, net of tax:
Net loss, as reported	$(3,309,046)	$(3,036,645)	$(5,734,970)	$(11,185,649)
Other comprehensive loss—currency translation adjustments (1)	—	(190,987)	—	(214,013)

Comprehensive loss	$(3,309,046)	$(3,227,632)	$(5,734,970)	$(11,399,662)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report, including the Management’s Discussion and Analysis that follows, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company claims all safe harbor and other legal protections provided to it by law for all of its forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions. These statements relate to, among other things: our market and business strategies; our plans and expectations regarding the development and commercialization of our products; our expectations regarding future research and development expenditures; our efforts to integrate the operations of Tecstar Automotive Group (“TAG”), formerly known as Starcraft Corporation, with our operations; our beliefs and plans with respect to our strategic alliance with General Motors Corporation and its affiliates (“General Motors”); our expectations regarding the timing of future product shipments; our expectations regarding certain measures of our financial performance during the remainder of fiscal 2006; and our beliefs regarding the adequacy of our available working capital. All statements included in this Report, other than those that are historical, are forward-looking statements. We also use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following risks and uncertainties could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

•	our revenues are derived primarily from General Motors and our business depends to a great extent on our relationship with General Motors;

•	our second stage assembly agreements and our bi-fuel and compressed natural gas fuel systems agreement with General Motors extend through July 2006. If General Motors were to cease doing business with us or significantly reduce or delay its purchases from us, and we are unable to replace the potential lost sales with agreements with other Original Equipment Manufactures (“OEMs”), our business, financial condition and results of operations could be materially adversely affected;

•	General Motors has publicized its interest to put significant pressures on its suppliers to reduce costs, including General Motors’ intention to change suppliers if suppliers do not comply;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our TAG business;

•	we expect our merger with TAG to result in benefits to the combined company, but we may not realize those benefits due to challenges associated with integrating the operations and employees of the companies, which potentially could lead to an impairment of goodwill;

•	we may not be able to achieve profitability of the combined company;

•	our financial results could suffer if the goodwill and other intangible assets acquired in our merger with TAG become impaired, or as a result of costs associated with our merger with TAG;

•	we could become subject to stockholder litigation associated with our merger with TAG;

•	our second stage vehicle assembly operations are primarily focused on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our business depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our TAG business;

•	variability in our operating performance may impact our ability to meet certain financial covenants required by our Amended and Restated Credit Agreement with our financial institution;

•	we may never be able to introduce commercially viable hydrogen products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell, hydrogen and hybrid electric vehicle applications that can be integrated into the products of OEMs will be critical to our business;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

•	we depend on third-party suppliers for the supply of materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems for fuel cell and hybrid on a commercial basis, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies and to develop facilities for mass production of our products and systems, and to take advantage of strategic opportunities;

•	our ability to raise capital in the future may be difficult due to operating losses;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	future sales of substantial amounts of our common stock could affect its market price;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	the market price and trading volume of our common stock may be volatile;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

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

Overview

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and specialty equipment for automotive applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for OEMs and OEM dealer networks. We believe we are well positioned to integrate advanced fuel system and electric drive system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration. We also design, engineer and manufacture hybrid and fuel cell vehicles.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in fuel cell, hydrogen and alternative fuel vehicles. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas (CNG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of TAG, the Quantum Fuel Systems business was reported in three separate segments that were aligned consistent with how previous operating performance was tracked. The segment disclosure amounts reported for the first six months of fiscal 2005 have been restated to reflect the new presentation.

The Tecstar Automotive Group segment is comprised of virtually all of the business activities acquired via the merger with TAG, which was completed in March 2005, and primarily consist of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of automotive accessories through OEM dealer networks. This segment engineers and validates appearance items and performance packages to OEM standards and completed systems carry the full OEM warranty and are distributed directly by the OEM to automotive dealerships.

The merger with TAG expands Quantum’s OEM ‘one-stop-shop’ capability with expanded resources in terms of vehicle system design, powertrain engineering, systems integration, validation, and second stage manufacturing and assembly for all future fuel cell, hybrid and alternative fuel vehicle programs. Our expanded OEM capabilities facilitates our participation in early stage development, production and second stage assembly of fuel systems and performance packages for fuel cell, hybrid and alternative fuel vehicles. Through the integration of the two companies, we are starting to use Tecstar Automotive Group’s second stage assembly capabilities in several of Quantum Fuel System’s programs involving assembly and production.

The Tecstar Automotive Group product portfolio coupled with its service and assembly capabilities positions Quantum as a specialty vehicle designer, integrator and assembler for low-volume programs with the military and public and private fleet operators. We have existing programs with the military and other government agencies wherein we are providing specialty and hydrogen-hybrid vehicles using our expanded resources to design, integrate and assemble the vehicles and fuel systems in a more cost-effective, efficient and timely manner.

The merger has allowed us to strengthen our customer relationships as well as to build new OEM relationships within the combined business as a result of a heightened profile as a leader in the specialty vehicle design and assembly industry coupled with our technology in the hydrogen vehicle industry.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments, and evaluates performance based on profit or loss from operations before interest and income taxes.

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 18,500 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen refueling products using our systems on a commercial basis.

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

Our fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. The fuel system as a whole, including the tank, regulator and fuel lines, need to comply with OEM vehicle requirements and applicable safety standards. Our systems are generally designed, validated and certified for short-term life, approximately three years, and are produced in accordance with requirements specified by our OEM customers. We currently have programs with OEMs to design, validate and certify systems for longer durability and for vehicles designed for commercialization. Our hydrogen storage and delivery systems may encounter technology and design challenges, durability constraints and issues with technology application into the vehicles. In early September 2005, Toyota Motor Company announced a grounding of 14 fuel cell prototype vehicles containing our hydrogen fuel storage systems due to the discovery of a hydrogen leak in the system in one prototype vehicle. We worked with Toyota to evaluate these systems and have determined that the subject system had leaked hydrogen as a result of a combination of certain manufacturing process conditions coupled with isolated operating conditions. Overall, the design and validation of these prototype systems met the OEM and certification requirements, but the systems for these 14 prototype vehicles were approaching their three-year service life and were scheduled for replacement in the near future. Toyota has elected to begin phasing in their next generation fuel cell prototype vehicles to replace the 14 initial prototype vehicles and has equipped the new prototype vehicles with Toyota designed and produced hydrogen fuel storage systems.

A significant portion of our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors extends through July 2006 and may not be renewed by General Motors as a second stage General Motors-marketed program. If not renewed under its current contractual structure, we would plan on continuing this program under a dual-invoice program. A dual-invoice structure would allow us to assemble the CNG fuel system and directly sell our systems in conjunction with the General Motors vehicle to General Motors’ customers under a QVM-Quality Vehicle Manufacturing arrangement without utilizing their marketing network.

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

Tecstar Automotive Group Segment

Our Tecstar Automotive Group segment engineers and integrates specialty equipment products into motor vehicle applications, primarily pick-up trucks and sport utility vehicles. Our accessory packages are typically designed for new OEM body styles, mid-cycle enhancements, specialty products, and high-performance engines and drivetrains. We also have engineering and design capabilities focused on powertrain projects and complete vehicle concepts, such as high-performance and racing engines for cars, boats and motorcycles, and complete race cars.

We engineer and validate certain appearance items to OEM standards, primarily for pick-up trucks and sport utility vehicles. We receive vehicle chassis from the OEM and add these parts through a process called “second stage manufacturing.” The chassis are provided by the OEM on a drop-ship basis and are not included as part of our product sales. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. We engineer and design concept vehicles and distribute automotive parts and OEM-quality automotive accessories through a dealer network.

The sales of specialty equipment and second stage manufacturing services are directly impacted by the size of the automotive industry and the relative market share of the major OEMs. Second stage assembly programs typically range from two to five years over the life of the OEM chassis and are fulfilled under short-term purchase orders, as is standard in the industry. We provide a limited product warranty to the OEM, which is substantially the same as the OEM warranty provided to the OEM’s retail customers. OEMs periodically reduce production or close plants for model changeovers that adversely affect operating results of industry participants. Sales may be adversely affected if OEMs perform such second stage manufacturing programs themselves and do not outsource the business. Approximately 90.4% of Tecstar Automotive Group’s sales for the first six months of fiscal 2006 was made to General Motors.

Most of our second stage assembly programs with General Motors extend through April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and may not include our specialty equipment products until future model years. We are in discussions with General Motors on targeted second stage vehicle platforms, programs and introductory timing. Any discontinuance of a specialty vehicle program or an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives. We are in discussions with other OEMs for OEM-level second stage assembly programs and have initiated several aftermarket and dealer network programs. We are currently evaluating the feasibility of initiating certain dual-invoice programs enabling us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under a QVM-Quality Vehicle Manufacturing arrangement but without utilizing the OEM marketing network.

In September 2005, we acquired a 51% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer, for $600,000 cash. Among other business opportunities, Empire Coach will pursue “qualified vehicle modifier” status with Ford Motor Company (“Ford QVM”) in order to modify Lincoln Town Cars to limousines. Empire Coach will also be able to offer alternative fuel limousines using Quantum’s advanced fuel system technologies for compressed natural gas, propane, and hydrogen applications.

The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets. In August 2005, we were contracted by Force Protection Industries to assist in a second stage assembly program for special military vehicle assembly.

In September 2005, we sold substantially all the assets of our production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Our investment in Concord Coatings is included in the Tecstar Automotive Group segment and accounted for under the equity method.

Financial Operations Overview

In managing our business, our management uses several non-financial factors to analyze our performance. For example, we assess the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for hydrogen-based systems and storage solutions. We also evaluate the number of new second stage manufacturing programs we obtain and the units shipped as part of current and new programs.

For the second quarters of fiscal 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 58.3% and 90.0%, respectively, of our total revenue for these periods. For the second quarters of fiscal years 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 18.6% and 0.6%, respectively, of our total revenue for those periods. For the first half of fiscal 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 56.6% and 88.7%, respectively, of our total revenue for these periods. For the second quarters of fiscal years 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 19.9% and 0.4%, respectively, of our total revenue for those periods.

We recognize revenue for product sales when goods and systems are assembled on the vehicles and prepared and deliverable to our customers in accordance with our contract terms and collectability is reasonably assured. Contract revenue is recognized based on the percentage of completion method.

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

In connection with our strategic alliance, immediately following our spin-off from IMPCO, we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% (since diluted to 8.5% as of October 31, 2005) of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002, 2003 and 2004, we anticipate that the commitment will be waived or partially waived in the future. We and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. We are currently in discussions with General Motors regarding a new directed research and development statement of work. Total spending for directed research and development activities over the first six months of fiscal 2006 approximated $0.2 million. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from our sale of gaseous storage handling and control products for fuel cell systems. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. During the first six months of fiscal 2006, no applicable sales of applications developed under the strategic alliance were made.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Except as discussed below, our historical final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. During the first quarter, unforeseen changes in total expected costs and profit estimates for certain ongoing projects unfavorably impacted revenue recognition for the first six months of fiscal 2006 as discussed below under Results of Operations.

•	We conduct a major portion of our business with a limited number of customers. For the past year, the first six months of fiscal 2006, and for the foreseeable future, General Motors has represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisition of TAG in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We have not obtained all information necessary to determine the final consideration paid in connection with the transaction. In determining the fair value of the assets acquired and liabilities assumed, we considered the evaluations of independent appraisers and other estimates. These estimates may change before the final allocation is recorded later in fiscal 2006.

•	We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of TAG and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which includes property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with TAG as of and subsequent to the March 3, 2005 acquisition date. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At October 31, 2005, our net deferred tax assets have been offset in full by a valuation allowance.

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

Results of Operations

Three and six months ended October 31, 2004 and 2005

Net revenues and operating income (loss) for our business segments for the three and six months ended October 31, 2004 and 2005 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$4,962	$4,757	$11,317	$9,138
Tecstar Automotive Group	—	58,402	—	101,394
Corporate	—	—	—	—

Total	$4,962	$63,159	$11,317	$110,532

Operating Income (Loss)
Quantum Fuel Systems	$(2,258)	$(3,309)	$(3,634)	$(7,462)
Tecstar Automotive Group	—	2,958	—	1,697
Corporate (1)	(1,259)	(2,231)	(2,517)	(4,681)

Total	$(3,517)	$(2,582)	$(6,151)	$(10,446)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Net revenue increased $58.2 million from $5.0 million in the second quarter of fiscal 2005 to $63.2 million in the second quarter of fiscal 2006 and increased $99.2 million from $11.3 million in the second half of fiscal 2005 to $110.5 million in the second half of fiscal 2006. This increase in overall revenue is mainly a result of the inclusion of Tecstar Automotive Group’s operations in our consolidated results since the date of our acquisition of TAG on March 3, 2005. This increase in revenue for both periods was partially offset by a decrease in revenue from our Quantum Fuel Systems segment.

Overall operating loss decreased $0.9 million, from $3.5 million in the second quarter of fiscal 2005 to $2.6 million in the second quarter of fiscal 2006 and increased $4.3 million, from $6.2 million in the first half of fiscal 2005 to $10.5 million in the first half of fiscal 2006. The decrease in the second quarter of fiscal 2006 is the result of the inclusion of Tecstar Automotive Group’s operations which had operating income of $3.0 million for the second quarter of fiscal 2006 and was partially offset by increased operating losses in the Quantum Fuel Systems and Corporate segments.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $0.3 million, or 13.0%, from $2.3 million in the second quarter of fiscal 2005 to $2.0 million in the second quarter of fiscal 2006 and decreased $1.6 million, or 28.6%, from $5.6 million in the first half of fiscal 2005 to $4.0 million in the first half of fiscal 2006. Product sales during fiscal 2005 consisted of our hydrogen fuel metering and fuel storage systems for Toyota Motor Corporation’s fuel cell SUV platform and bus platform and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to hydrogen fuel metering and fuel storage systems for fuel cell vehicle applications were $0.9 million and $1.9 million in the second quarter and first half of fiscal 2005, respectively, and $0 in the second quarter and first half of fiscal 2006 as a result of the completion and shipment during the fourth quarter of fiscal 2005 of all units ordered under the current generation of Toyota’s fuel cell SUV and bus platforms. We expect shipments on anticipated orders of hydrogen fuel metering and fuel storage systems under Toyota’s fuel cell bus platform to begin near the end of fiscal 2006. Sales related to compressed natural gas fuel systems increased $0.6 million, or 42.9%, from $1.4 million in the second quarter of fiscal 2005 to $2.0 million in the second quarter of fiscal 2006 and increased $0.3 million, or 8.1%, from $3.7 million in the first half of fiscal 2005 to $4.0 million in the first half of fiscal 2006. The increase in the second quarter of fiscal 2006 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program.

Cost of product sales for the Quantum Fuel Systems segment increased $0.4 million, or 21.1%, from $1.9 million in the second quarter of fiscal 2005 to $2.3 million in the second quarter of fiscal 2006 and increased $0.2 million, or 4.3%, from $4.6 million in the first half of fiscal 2005 to $4.8 million in the first half of fiscal 2006. The increase in the second quarter of fiscal 2006 is mainly due to increased sales volume related to our compressed natural gas products and increased per unit material and labor costs. The overall increase was partially offset by a decrease of units produced of our hydrogen fuel metering and fuel storage systems and a decrease in manufacturing overhead.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.7 million from a positive $0.4 million in the second quarter of fiscal 2005 to a negative $0.3 million in the second quarter of fiscal 2006 and decreased $1.8 million from a positive $1.0 million in the first half of fiscal 2005 to a negative $0.8 million in the first half of fiscal 2006. The decrease in the second quarter of fiscal 2006 is mainly attributable to lower sales volume and increased material and labor costs per unit.

Contract revenue for the Quantum Fuel Systems segment increased $0.1 million, or 3.7%, from $2.7 million in the second quarter of fiscal 2005 to $2.8 million in the second quarter of fiscal 2006 and decreased $0.6 million, or 10.5%, from $5.7 million in the first half of fiscal 2005 to $5.1 million in the first half of fiscal 2006. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. During the latter part of the first quarter of fiscal 2006, we became aware of increased estimates of future material and other supporting costs in connection with certain contracts which negatively impacted revenues and operating losses by approximately $1.0 million for the first half of fiscal 2006.

Research and development expense associated with development contracts increased $0.7 million, or 46.7%, from $1.5 million in the second quarter of fiscal 2005 to $2.2 million in the second quarter of fiscal 2006 and increased $1.7 million, or 56.7%, from $3.0 million in the first half of fiscal 2005 to $4.7 million in the first half of fiscal 2006. The increase in research and development expenses associated with development contracts during the first half of fiscal 2006 is primarily due to expanded hydrogen-based programs for the development of fuel delivery systems on behalf of automotive OEM customers, aerospace programs and government funded programs.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.2 million, or 8.7%, from $2.3 million in the second quarter of fiscal 2005 to $2.1 million in the second quarter of fiscal 2006 and decreased by $0.4 million, or 8.9%, from $4.5 million in the first half of fiscal 2005 to $4.1 million in the first half of fiscal 2006. The decrease in the second quarter and first half of fiscal 2006 is mainly attributable to a greater emphasis on utilizing internal resources for customer specific projects as compared to the second quarter and first half of fiscal 2005.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $0.1 million, or 8.3%, from $1.2 million in the second quarter of fiscal 2005 to $1.1 million in the second quarter of fiscal 2006 and increased $0.2 million, or 10.0%, from $2.0 million in the first half of fiscal 2005 to $2.2 million in the first half of fiscal 2006. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 13.6% for the second quarter of fiscal 2006 compared to 16.4% for the second quarter of fiscal 2005 and was 13.3% for the first half of fiscal 2006 compared to 13.4% for the first half of fiscal 2005.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the second quarter of fiscal year 2006 was the same as in the second quarter of fiscal 2005 and amounted to $0.4 million. The expense in the second half of fiscal year 2006 was the same as in the second half of fiscal 2005 and amounted to $0.8 million.

Operating loss for the Quantum Fuel Systems segment increased $1.0 million, from $2.3 million in the second quarter of fiscal 2005 to $3.3 million in the second quarter of fiscal 2006 and increased $3.9 million, from $3.6 million in the first half of fiscal 2005 to $7.5 million in the first half of fiscal 2006. The increase in the operating loss for the Quantum Fuel Systems segment for the second quarter of fiscal 2006 is primarily as a result of increased per unit material and labor costs related to our compressed natural gas products and higher research and development expenses associated with development contracts. We expect the Quantum Fuel System segment to incur lower losses in the second half of fiscal 2006 compared to the first half as a result of anticipated higher revenue levels and lower operating costs.

Tecstar Automotive Group Segment

Activity in the Tecstar Automotive Group segment relates to operations acquired in connection with the merger with TAG on March 3, 2005. The operating results of TAG have been included in our consolidated financial results since the date of the acquisition. Tecstar Automotive Group product sales include OEM-level specialty equipment and vehicle accessories, known as styling parts and performance products that are added to OEM pick-up trucks and SUVs through a second stage assembly process or distributed through an OEM dealer network.

Product sales for the Tecstar Automotive Group totaled $55.2 million for the second quarter of fiscal 2006 and $96.4 million for the first half of fiscal 2006. Second stage assembly revenues were $33.6 million and $57.1 million for the three and six month periods ended October 31, 2005 and are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Substantially all product sales for this business segment are to General Motors. Product sales during the fist half of fiscal 2006 for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $20.3 million and $35.8 million for the three and six month periods, respectively. Other revenues totaled $1.3 million and $3.5 million for the three and six month periods, respectively, ended October 31, 2005. We expect second stage product sales in the second half of fiscal 2006 to be negatively impacted, possibly up to 25% compared to the first half of fiscal 2006, by the upcoming expiration of certain second stage contracts and changeovers in vehicle platforms currently planned by General Motors; however, this expected decrease may be offset or partially offset by additional sales via dealer network and dual-invoice programs or by strategic initiatives.

Cost of product sales for the Tecstar Automotive Group were $49.4 million in the second quarter of fiscal 2006 and $87.3 million for the first six months of fiscal 2006. Cost of product sales primarily represent the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $5.8 million or 10.5% of sales for the second quarter of fiscal 2006 and $9.1 million or 9.4% of sales for the first half of fiscal 2006.

Contract revenue for the Tecstar Automotive Group was $3.2 million for the second quarter of fiscal 2006 and $4.9 million for the first half of fiscal 2006. Revenue is associated with design and engineering services for concept vehicles and a second stage assembly consulting project for a special military vehicle assembly program for Force Protection Industries. Research and development expense associated with cost of contract revenue was $1.8 million in the second quarter and $3.8 million for the first half of fiscal 2006.

Selling, general and administrative expenses for the Tecstar Automotive Group were $3.6 million for the second quarter of fiscal 2006 and $7.2 million or 7.1% of total segment revenue for the first half of fiscal 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. In addition, foreign currency transaction gains for the second quarter and first half of fiscal 2006 of $0.6 million and $0.7 million, respectively, related to our Canadian second stage operations are included as a reduction of selling, general and administrative expenses.

Amortization of intangibles was $0.7 million for the second quarter and $1.4 million for the first half of fiscal 2006 and relates to specifically identified customer contracts and existing technology acquired by Quantum in the merger with TAG. Amortization expense is expected to be approximately $2.8 million for the full fiscal year 2006.

Operating income for the Tecstar Automotive Group segment was $3.0 million for the second quarter of fiscal 2006 and $1.7 million for the first half of fiscal 2006. Due to the lower product sales anticipated for the second half of fiscal 2006, we expect operating income for the Tecstar Automotive Group to be near break even for the full fiscal year.

Corporate

Corporate expenses increased by $0.9 million, or 69.2%, from $1.3 million in the second quarter of fiscal 2005 to $2.2 million in the second quarter of fiscal 2006 and increased by $2.2 million, or 88%, from $2.5 million in the first half of fiscal 2005 to $4.7 million in the first half of fiscal 2006 primarily as a result of supporting the addition of the Tecstar Automotive Group segment operations. Corporate expenses as a percentage of total revenues decreased to 4.2% in the first half of fiscal 2006 as compared to 22.2% in the first half of fiscal 2005. We expect this ratio to remain relatively constant during the remainder of fiscal 2006 due to a higher anticipated revenue base as compared to fiscal 2005.

Non-Reporting Segment Results

Interest Income and Expense. Interest income increased by $60,000, or 13.7%, from $439,000 in the first half of fiscal 2005 to $499,000 in the first quarter of fiscal 2006. The increase is primarily a result of higher yields earned due to increases in the federal funds rate over the course of the last year. Interest expense amounted to $1,206,000 for the first half of fiscal 2006 as compared to $0 in the first half of the previous year. Interest expense relates to debt obligations that were assumed in connection with the TAG merger on March 3, 2005 that had a total outstanding principal balance of $34.3 million as of October 31, 2005.

Provision for Income Taxes. Provision for income taxes remained minor due to our net losses during the first half of both fiscal years. A full valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate that the provision for income taxes over the remainder of fiscal 2006 will remain minor as we expect to continue incurring net losses.

Liquidity and Capital Resources

Our principal sources of liquidity at October 31, 2005 included cash and cash equivalents of $7.6 million, short-term marketable securities of $25.3 million, long-term marketable securities of $1.2 million, and revolving lines of credit with domestic and Canadian lenders totaling $25.0 million that were assumed in connection with our acquisition of TAG.

As of April 30, 2005, we had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of TAG. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of TAG’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On September 9, 2005, TAG and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of TAG was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of TAG’s assets and require us to meet certain covenants on a quarterly basis, including a minimum ratio for our unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for TAG. Quantum acts as a guarantor under the Amended Credit Facility.

Although we were in compliance with debt covenants and reporting requirements of the revolving credit facilities and the unsecured senior subordinated convertible notes as of October 31, 2005, we anticipate that the minimum net worth levels required for TAG related to the revolving credit facilities will not be met at the next measurement date of January 31, 2006. We are currently in discussions with our lender to modify the terms of the existing credit facilities and believe we will either be able to negotiate a mutually acceptable amendment or be able to obtain a waiver of the covenant for the next measurement date, and thereafter over the next twelve months.

We assumed a total of $23.8 million of long-term debt at the close of the TAG merger on March 3, 2005. Scheduled maturities of long-term debt payable for the full fiscal year 2006 are $0.5 million, including $0.1 million paid in the second quarter. The revolving lines of credit had outstanding balances totaling $14.4 million as of October 31, 2005.

We believe that our available working capital will be adequate to meet our liquidity needs for at least the next twelve months. As of October 31, 2005, we had no material commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Quantum Fuel Systems segment is dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. The Tecstar Automotive Group segment is dependent on factors such as model year changeover of vehicle platforms by General Motors, economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Our cash and levels of borrowing are also impacted by the timing of Tecstar Automotive Group’s once-a-month cash collections on product sales to General Motors. For example, borrowings under the revolving lines of credit at the end of our fourth quarter of fiscal 2005 were lower than at the end of our first and second quarters of fiscal 2006 primarily as a result of an early payment from General Motors that was scheduled for early May 2005. Competition and a reliance on a few customers, particularly General Motors, are additional factors that may impact our future operations.

In July 2002, we received $15.0 million in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million, all of which has been used for working capital purposes. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million. In July 2004, TAG completed the private placement of $15.0 million of unsecured senior subordinated convertible notes. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with TAG, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77 per dollar of debt converted. The scheduled July 1, 2005 semi-annual interest payment was made in cash.

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

Net cash used in operating activities was $26.4 million during the first half of fiscal 2006 as compared to $5.0 million in the first half of fiscal 2005. The increase in cash used in operating activities primarily resulted from increases in accounts receivable and inventory of $19.7 million and $3.8 million, respectively, and a net loss of $11.2 million incurred in the first half of fiscal 2006. The increase in accounts receivable was due in part to the timing of collections on product sales to General Motors. Tecstar Automotive Group normally receives a large cash collection from General Motors once a month that covers a substantial portion of its segment product sales. Over the course of the first half of fiscal 2006, only five large monthly payments were received due to the earlier than expected collection of a payment scheduled for May that was received during the last week in April amounting to $14.0 million. This timing resulted in a significant increase in accounts receivable during the first half of fiscal 2006 as compared to the end of fiscal 2005. Accounts receivable also increased due to higher levels of product sales generated during the second quarter. The increase in inventory was primarily due to expanded production activities related to our Amstar second stage operations and higher levels of automotive OEM accessory parts on hand associated with an expanded distribution program.

Net cash provided by investing activities during the first half of fiscal 2006 was $6.4 million as compared to a net use of $2.4 million during the first half of fiscal 2005. The net cash provided in the current fiscal year is mainly a result of maturities on our marketable securities exceeding the levels of reinvestment in longer-term securities by $9.5 million.

Purchases of equipment and leasehold improvements were $2.4 million for the first half of fiscal 2006 as compared to $0.8 million for the prior fiscal year. During the second quarter of fiscal 2006, we received $250,000 in connection with our sale of assets to Concord Coatings and we paid $600,000 pursuant to our acquisition of Empire Coach.

Net cash provided by financing activities during the first half of fiscal 2006 was $15.8 million as compared to $0.1 million during the first half of fiscal 2005. Cash provided during fiscal 2006 was principally from borrowings of $14.4 million on the domestic revolving credit facility we assumed in connection with the TAG acquisition in March 2005. We also received $1.5 million of proceeds in connection with promissory notes issued to the minority interest partner associated with our consolidated subsidiary Amstar LLC.

The ratio of current assets to current liabilities was 2.5:1 at April 30, 2005 and 2.5:1 at October 31, 2005. During the first half of fiscal 2006, our total working capital increased by $5.9 million, from $59.0 million at the end of fiscal 2005 to $64.9 million at October 31, 2005.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at October 31, 2005, a 1% decrease in interest rates would result in reduced annual interest income of approximately $341,000.

We are also at risk due to the variable nature of our $25.0 million in revolving credit facilities and our mortgage note related to one of our Troy, Michigan facilities. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $250,000, assuming the maximum amount was outstanding on the credit facilities during an entire year. A 1% increase would result in approximately $11,000 of additional interest expense related to the mortgage note.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $669,000 for the first half of fiscal 2006.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 9, 2005. The stockholders re-elected Paul E. Grutzner, Brian A. Runkel and Carl E. Sheffer, who were all of the nominees, as Class I directors for a term of three years or until their respective successors are duly elected and qualified. The number of shares voting as to the election of Paul E. Grutzner was: 39,868,849 shares “for” and 874,784 shares “withheld.” The number of shares voting as to the election of Brian A. Runkel was: 39,794,261 shares “for” and 929,372 shares “withheld.” The number of shares voting as to the election of Carl E. Sheffer was: 40,275,913 shares “for” and 447,720 shares “withheld.”

The stockholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2006 with voting as follows: 40,316,736 “for;” 361,106 shares “against;” and 45,791 shares abstaining.

Although the stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2006, the Audit Committee of the Company’s Board of Directors has full discretionary authority to appoint the Company’s independent auditors. On November 18, 2005, the Company dismissed Ernst & Young LLP as its independent auditor. On November 22, 2005, the Company engaged McGladrey and Pullen, LLP as its new independent auditor. The Audit Committee of the Company’s Board of Directors participated in and approved the decision to change independent auditors. This change was reported on Form 8-K filed November 23, 2005.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2005

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated as of September 9, 2005, by and between Starcraft Corporation and Comerica Bank

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.