Form 10-Q
period 2006-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-03-10
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006,

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2006:

53,740,363 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	January, 31 2006
	(Note 1)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,736,688	$11,676,960
Marketable securities held-to-maturity	32,101,357	17,344,302
Accounts receivable, net	24,100,272	24,906,333
Inventories, net	24,383,684	30,090,507
Tooling and engineering	1,330,934	1,849,965
Refundable income taxes	2,721,381	616,910
Other current assets	791,871	1,316,083

Total current assets	97,166,187	87,801,060

Investment in affiliate	—	1,548,501
Property and equipment, net	20,866,655	19,644,999
Marketable securities held-to-maturity	4,001,182	1,190,572
Intangible assets, net	16,731,930	13,381,099
Goodwill	138,004,271	138,130,986
Other assets	891,555	729,908

Total assets	$277,661,780	$262,427,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,734,310	$17,928,331
Accrued payroll obligations	2,234,049	2,222,939
Accrued interest	457,408	325,474
Notes payable	250,000	1,750,000
Deferred revenue	52,889	347,243
Accrued warranties	1,258,119	561,653
Customer deposit	—	3,141,531
Other accrued liabilities	2,285,595	2,357,510
Current maturities of long-term debt	525,215	18,205,343

Total current liabilities	38,797,585	46,840,024

Long-term debt, net of current maturities	19,656,162	18,199,086
Commitments and contingencies
Minority interests	—	280,801

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 51,735,257 issued and outstanding at April 30, 2005 and 51,879,863 issued and outstanding at January 31, 2006	51,735	51,880
Additional paid-in-capital	254,680,716	255,184,773
Accumulated deficit	(35,543,418)	(57,510,475)
Unearned compensation - restricted stock awards	—	(243,676)
Accumulated other comprehensive income (loss)	18,000	(376,288)

Total stockholders’ equity	219,208,033	197,107,214

Total liabilities and stockholders’ equity	$277,661,780	$262,427,125

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Revenue:
Net product sales	$2,902,889	$31,738,395	$8,513,483	$132,217,470
Contract revenue	2,489,413	4,265,583	8,195,435	14,275,529

Total revenue	5,392,302	36,003,978	16,708,918	146,492,999

Costs and expenses:
Cost of product sales	2,300,473	30,855,032	6,904,434	123,008,522
Research and development	3,625,213	6,326,822	11,089,307	18,934,816
Selling, general and administrative	2,248,124	7,774,137	6,817,560	21,721,056
Amortization of intangibles	414,944	1,116,945	1,244,832	3,350,833

Total costs and expenses	8,588,754	46,072,936	26,056,133	167,015,227

Operating loss	(3,196,452)	(10,068,958)	(9,347,215)	(20,522,228)

Interest income	277,142	272,471	716,324	814,290
Interest expense	—	(628,076)	—	(1,869,442)
Minority interest in earnings of subsidiaries	—	(219,985)	—	(280,264)
Equity in loss of investment in affiliate	—	(67,260)	—	(72,823)
Other income (expense), net	—	(66,600)	(18,589)	(21,963)
Income tax provision	(826)	(3,000)	(5,626)	(14,627)

Net loss	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)

Net loss per share - basic and diluted	$(0.09)	$(0.20)	$(0.27)	$(0.42)

Number of shares used in per share calculation - basic and diluted	31,720,288	52,879,832	31,703,736	52,865,626

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2005	2006
Operating activities:
Net loss	$(8,655,106)	$(21,967,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,443,998	8,254,454
Loss on disposal of property and equipment	18,563	—
Non-cash stock compensation charge	—	81,324
Minority interest in earnings of subsidiaries	—	280,801
Equity in loss of investment in affiliate	—	72,823
Changes in operating assets and liabilities:
Accounts receivables	(125,129)	(1,405,579)
Inventories	(747,346)	(6,155,785)
Tooling and engineering	—	(519,031)
Refundable income taxes	—	2,019,325
Other assets	71,062	(297,220)
Accounts payable	(469,987)	(13,150,119)
Other liabilities	(1,062,377)	1,979,452

Net cash used in operating activities	(7,526,322)	(30,806,612)

Investing activities:
Purchases of property and equipment	(1,023,093)	(4,021,406)
Proceeds from sale of property and equipment	52,000	—
Pre-merger transaction costs	(266,797)	—
Acquisition transaction costs relating to Tecstar Automotive Group	—	(403,011)
Proceeds from sale of assets to Concord Coatings	—	250,000
Acquisition of Empire Coach Enterprises	—	(600,000)
Purchases of marketable securities	(30,411,491)	(13,518,999)
Maturities of marketable securities	36,458,197	31,086,664

Net cash provided by investing activities	4,808,816	12,793,248

Financing activities:
Payments on capital lease obligations	—	(17,566)
Proceeds from issuance of notes payable	—	1,500,000
Payments on notes and obligations payable	—	(369,580)
Borrowings on revolving credit agreement	—	16,581,392
Proceeds from exercises of stock options	244,612	179,202

Net cash provided by financing activities	244,612	17,873,448

Effect of exchange rate changes on cash	—	80,188

Net decrease in cash and cash equivalents	(2,472,894)	(59,728)
Cash and cash equivalents at beginning of period	15,728,901	11,736,688

Cash and cash equivalents at end of period	$13,256,007	$11,676,960

Continued on following page

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	Nine Months Ended January 31,
	2005	2006
Supplemental schedule of non-cash activity:
Issuance of shares of restricted stock:
Additional paid-in-capital	$—	$325,000
Unearned compensation - restricted stock awards	—	(325,000)

Supplemental cash flow information:
Acquisition of Empire Coach Enterprises:
Current assets acquired	$—	$166,193
Property and equipment acquired	—	120,887
Purchase price in excess of the net assets acquired	—	599,442
Other assets acquired	—	500
Current liabilities assumed	—	(287,022)

Net cash used to acquire Empire Coach Enterprises	$—	$600,000

Sale of assets to Concord Coatings:
Current assets disposed	$—	$(1,502,141)
Note receivable obtained	—	1,242,279
Investment in affiliate obtained	—	373,070
Property and equipment disposed	—	(719,014)
Other assets disposed	—	(66,907)
Current liabilities released	—	422,713

Net cash provided by the sale of assets to Concord Coatings	$—	$(250,000)

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2006

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

On September 15, 2005, TAG acquired a 51.0% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. for a 20.0% equity interest in Concord Coatings and other consideration. In November, 2005, the Company began operations of Quantum Power and Performance, LLC (“QPP”), a recently formed wholly-owned subsidiary to distribute aftermarket automotive parts through QPP’s internet service portal. On January 18, 2006, TAG obtained a 50.1% controlling interest in Unique Performance Concepts, LLC, a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet at April 30, 2005 has been derived from the audited financial statements of the Company at that date. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The results of operations for the three and nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 2006.

The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary TAG (for the period subsequent to the merger completed on March 3, 2005). The condensed consolidated financial statements also include TAG’s wholly-owned subsidiaries Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC, Quantum Power and Performance, LLC, a 50.1% ownership interest in Unique Performance Concepts, LLC, and a 51.0% ownership interest in Empire Coach Enterprises, LLC. The ownership position of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005 pursuant to an Assignment of Capital Units. Also acquired in connection with the TAG merger is the operating activities of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50.0%.

The Company did not expend monetary or other compensation for the assignment of capital units in Powertrain Integration as the entity was in the infancy of its start up and had recorded only nominal activity to the date of the assignment. The former minority partner does not have any remaining involvement in the entity.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50.0% equity position in Amstar with AM General LLC holding the remaining 50.0% equity position. Amstar’s operations are similar in nature to TAG’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 15).

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

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage of completion is generally determined based on costs incurred as a percentage of total estimated costs at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables. These estimates are reviewed and revised periodically throughout the lives of the contracts. For those remaining contracts that are billed based upon time and materials, revenues are recognized as applicable costs are incurred.

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

On February 13, 2006, the Company received a comment letter from the staff of the Securities and Exchange Commission, Division of Corporation Finance regarding the staff’s review of the Company’s Form 10-K for the year ended April 30, 2005 and 10-Q for the quarter ended October 31, 2005. The Company formally responded on February 21, 2006. There remains one unresolved comment from the original staff comment letter. The unresolved comment regards the Company’s accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill, specifically as it relates to TAG’s customer relationship with General Motors. The components of the consideration paid for TAG and the purchase price allocation of the acquired business are based upon independent appraisals and management’s estimates. During the preliminary allocation period and pursuant to an in-depth analysis of the existing accounting principles, the Company has not identified TAG’s customer relationship with General Motors as an asset separate from goodwill. The SEC, in a letter dated March 1, 2006, has requested that the Company reconsider the nature of the customer relationship to determine whether this relationship should be identified as an intangible asset apart from goodwill. The Company is currently in the process of this evaluation and expects the matter to be resolved during the fourth quarter.

As of January 31, 2006, the Company has preliminarily allocated $137.5 million in goodwill and $5.2 million to intangible assets, which were primarily existing customer contracts and intellectual property. Subject to the ultimate resolution of the SEC staff comment letter and the finalization of other estimates, the final amounts to be reported for the acquisition of TAG may change materially before the final allocation is completed in the fourth quarter of fiscal 2006.

Empire Coach Enterprises

TAG acquired a 51.0% interest in Empire Coach Enterprises, LLC, a second stage limousine manufacturer, for $600,000 in cash pursuant to an Asset Purchase Agreement dated September 15, 2005. The fair value of the net assets acquired, based upon management’s preliminary estimates amounted to $558 and resulted in $599,442 of goodwill.

Tarxien Automotive Products.

On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (“Tarxien”), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note in the principal amount of $1,242,279. The note, included as part of investment in affiliate on the condensed consolidated balance sheet, is interest bearing only at 7.5% annually and matures in full on September 1, 2007. The total consideration of $1,865,349 equaled the book value of the net assets disposed of and accordingly, no gain or loss was recorded on the sale. Total fiscal 2006 revenues for Tarxien through the date of the sale were $640,752. TAG, through its wholly-owned subsidiary Tarxien, acts as one of the guarantors for Concord Coating’s CAD$1,500,000 ($1,306,950 as of January 31, 2006) revolving credit facility with a financial institution and accounts for its investment in Concord Coatings under the equity method.

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

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)
Total revenue	$5,392	$46,395	$16,709	$149,632
Operating loss	$(3,196)	$(5,367)	$(9,347)	$(10,814)
Net loss	$(2,920)	$(5,652)	$(8,655)	$(9,404)
Net loss per share - basic and diluted	$(0.09)	$(0.11)	$(0.27)	$(0.18)
Number of shares used in per share calculation - basic and diluted	31,720	52,716	31,704	52,700

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

At January 31, 2006, the Company’s marketable securities held-to-maturity consist of the following:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Short-Term
Certificates of deposit	$512,124	$—	$—	$512,124
Asset backed securities	603,062	8	(903)	602,167
Corporate bonds	8,589,570	724	(23,481)	8,566,813
U.S. government securities	7,639,546	—	(42,471)	7,597,075

	17,344,302	732	(66,855)	17,278,179
Long-Term
Corporate bonds	150,342	—	(3,695)	146,647
U.S. government securities	1,040,230	—	(6,095)	1,034,135

	1,190,572	—	(9,790)	1,180,782

Total marketable securities	$18,534,874	$732	$(76,645)	$18,458,961

At January 31, 2006, the Company’s marketable securities held-to-maturity classified as long-term have maturity dates ranging from May 2007 to October 2007.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	January 31, 2006
Customer accounts billed	$22,840,496	$22,562,139
Customer accounts unbilled	2,503,671	2,794,035
Allowance for doubtful accounts	(1,243,895)	(449,841)

Accounts receivable, net	$24,100,272	$24,906,333

5) Inventories

Inventories consist of the following:

	April 30, 2005	January 31, 2006
Materials and parts	$23,858,343	$28,426,829
Work-in-process	806,772	1,622,845
Finished goods	1,864,401	2,118,686

	26,529,516	32,168,360
Less provision for obsolescence	(2,145,832)	(2,077,853)

Inventories, net	$24,383,684	$30,090,507

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2005	January 31, 2006
Land	$211,000	$211,000
Buildings	980,911	1,131,704
Tooling, dies and molds	3,018,290	3,819,163
Plant machinery and equipment	14,915,816	15,073,682
Information systems and office equipment	13,335,490	14,159,919
Automobiles and trucks	847,148	1,011,588
Leasehold improvements	4,856,115	5,411,006
Construction in progress	1,167,597	2,196,272

	39,332,367	43,014,334
Less accumulated depreciation and amortization	(18,465,712)	(23,369,335)

Net property and equipment	$20,866,655	$19,644,999

7) Goodwill and Other Intangible Assets

As discussed in Note 2, the Company completed its acquisition of TAG on March 3, 2005 and of Empire Coach on September 15, 2005. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired in the TAG transaction. The excess cost of acquiring TAG and Empire Coach over the latest estimates of the net amounts assigned to their assets acquired and liabilities assumed, of $137,531,544 and $599,442, respectively, is preliminarily recognized as goodwill (see unresolved SEC staff comment in Note 2).

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

Intangible assets consist of the following:

	April 30, 2005	January 31, 2006
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(4,479,428)	(5,724,259)

Net carrying value	11,999,930	10,755,099

Customer contracts:
Gross carrying value	$3,100,000	$3,100,000
Accumulated amortization	(322,000)	(1,771,000)

Net carrying value	2,778,000	1,329,000

Existing technology:
Gross carrying value	$2,100,000	$2,100,000
Accumulated amortization	(146,000)	(803,000)

Net carrying value	1,954,000	1,297,000

	$16,731,930	$13,381,099

The goodwill and intangible assets are reviewed on an annual basis (as of February 1) for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. At January 31, 2006, the Company believes that no event or circumstance currently exists that would indicate impairment of these long-lived assets.

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

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability during the first nine months of fiscal 2006 are as follows:

Balance at April 30, 2005	$1,258,119
Warranties issued during the period	134,774
Settlements made during the period	(307,980)
Changes in liability for pre-existing warranties during the period, including expirations	(523,260)

Balance at January 31, 2006	$561,653

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2005	January 31, 2006
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving line of credit	—	15,910,198
Canadian revolving line of credit	—	700,000
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 7.50% at January 31, 2006), due September 2006, collateralized by related building	1,255,712	1,180,696
Promisory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,736,462	1,605,143
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	2,169,084	2,005,839
Various capital lease obligations with maturities through June 2006 (total monthly installments of $526 including interest of 12% as of January 31, 2006)	20,119	2,553

	20,181,377	36,404,429
Less current maturities	(525,215)	(18,205,343)

Long-term debt	$19,656,162	$18,199,086

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

On September 9, 2005, TAG and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of TAG was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate (7.50% at January 31, 2006) minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of TAG’s assets and require the Company to meet certain covenants on a quarterly basis, including a minimum ratio for the Company’s unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for TAG. Quantum acts as a guarantor under the Amended Credit Facility.

The Company did not meet the minimum net worth level required for TAG under the Amended Credit Facility as of January 31, 2006. The Company was in compliance with all other debt covenants and reporting requirements of the Amended Credit Facility and the unsecured senior subordinated convertible notes. Although the lender has waived the minimum net worth requirement for January 31, 2006, management anticipates that the minimum net worth levels will not be met at the next measurement date of April 30, 2006. Accordingly, the Company has recorded the outstanding balances under the Amended Credit Facility as a current liability. Management is currently in discussions with its lender to modify the terms of the existing credit facilities and believes that it will be able to negotiate a mutually acceptable amendment.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of January 31, 2006.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

10) Stock Based Compensation

Stock Options

On July 12, 2005, the Company granted an additional 1,010,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant. Total options granted under the plan during the nine months ended January 31, 2006 is 1,040,000.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Net loss, as reported	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(695,000)	(1,323,788)	(1,901,000)	(3,838,376)

Pro forma net loss	$(3,615,136)	$(12,105,196)	$(10,556,106)	$(25,805,433)

Net loss per share, as reported - basic and diluted	$(0.09)	$(0.20)	$(0.27)	$(0.42)
Stock-based employee compensation cost per share	(0.02)	(0.03)	(0.06)	(0.07)

Pro forma net loss per share-basic and diluted	$(0.11)	$(0.23)	$(0.33)	$(0.49)

Number of shares used in the calculation of pro forma per share	31,720,288	52,879,832	31,703,736	52,865,626

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

Restricted Stock

On May 1, 2005 the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was $325,000 and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. As of January 31, 2006, $243,676 of remaining unearned compensation is reported as part of stockholders’ equity on the consolidated balance sheet.

Shares Available for Grant

On May 1, 2005, an additional 1,552,057 shares of common stock became available for future grant under the 2002 Stock Incentive Plan pursuant to an “evergreen” provision contained in the plan.

11) Warrants

In connection with the Company’s spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 per share. During the first nine months of fiscal 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock. No warrants were exercised during the first nine months of fiscal 2006. The remaining unexercised warrants expired in January 2006.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Numerator:
Net loss	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)
Numerator for basic loss per share—to common stockholders	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)
Numerator for diluted loss per share— to common stockholders	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)
Denominator for basic loss per share—weighted- average shares	31,720,288	52,879,832	31,703,736	52,865,626
Denominator for diluted loss per share—adjusted weighted- average shares	31,720,288	52,879,832	31,703,736	52,865,626
Basic loss per share	$(0.09)	$(0.20)	$(0.27)	$(0.42)

Diluted loss per share	$(0.09)	$(0.20)	$(0.27)	$(0.42)

For the three and nine months ended January 31, 2006, options to purchase approximately 4.8 million shares of common stock, warrants to purchase approximately 0.2 million shares of common stock, and senior subordinated notes payable convertible into approximately 2.6 million shares of common stock, were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. For the three and nine months ended January 31, 2005, options to purchase approximately 2.6 million shares of common stock and warrants to purchase approximately 0.2 million shares of common stock were excluded in the computation of diluted loss per share as their effect would have been anti-dilutive.

13) Income Taxes

Income taxes for the three and nine months ended January 31, 2006 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company has established a valuation allowance against its net deferred tax asset since based on the Company’s lack of earnings history and current evidence, it is unlikely that the asset will be realized.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of TAG, the Quantum Fuel Systems business was reported in three separate segments that were aligned consistent with how previous operating performance was tracked. The amounts reported for the first nine months of fiscal 2005 have been restated to reflect the new presentation.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks and sport utility vehicles. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. Goodwill and intangible assets associated with the merger are preliminarily reported in the Tecstar Automotive Group business segment.

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

For the third quarter of fiscal 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 78.9% and 87.5% of total revenue for the Quantum Fuel Systems segment and the Tecstar Automotive Group segment, respectively. For the first nine months of fiscal 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 73.1% and 90.6% of total revenue for the Quantum Fuel Systems segment and the Tecstar Automotive Group segment, respectively.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Louisiana, Indiana, New Jersey, and Ontario, Canada.

The Company’s foreign assets which are all located in Canada represent 3.2% of the Company’s consolidated total assets at January 31, 2006. Revenues from Canadian operations represent 7.2% of the Company’s consolidated total revenues for the first nine months of fiscal 2006.

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$5,392	$3,689	$16,709	$12,827
Tecstar Automotive Group	—	32,315	—	133,666
Corporate	—	—	—	—

Total	$5,392	$36,004	$16,709	$146,493

Operating Income (Loss)
Quantum Fuel Systems	$(1,869)	$(3,642)	$(5,502)	$(11,104)
Tecstar Automotive Group	—	(3,798)	—	(2,107)
Corporate	(1,327)	(2,629)	(3,845)	(7,311)

Total	$(3,196)	$(10,069)	$(9,347)	$(20,522)

Identifiable assets for the Company’s business segments are as follows:

	April 30,	January 31,
	2005	2006
	(in thousands)
Identifiable Assets
Quantum Fuel Systems	$29,331	$27,399
Tecstar Automotive Group	194,513	200,360
Corporate	53,818	34,668

Total assets	$277,662	$262,427

15) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar, an enterprise that was acquired in the merger with TAG. In connection with the start up of Amstar operations in February 2005, AM General provided their initial and only capital contribution to date to the business venture. As of January 31, 2006 Amstar has an accumulated retained earnings balance of $461,602. AM General’s minority interest at January 31, 2006 amounted to $280,801 which consists of its capital contribution plus 50% of Amstar’s retained earnings.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the consolidated balance sheet.

Empire Coach

The Chief Executive Officer & President of Empire Coach owns a 49% minority interest equity position in the accounts of Empire Coach. As of January 31, 2006, Empire Coach has incurred an accumulated deficit of $651,599. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the portion of the accumulated deficit that exceed the minority interest’s initial capital account has been allocated to the Company and there is no capital account balance to be reported as minority interest as of January 31, 2006.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of Unique Performance Concepts. The initial contributions of capital and the start up of operations is expected to commence in the fourth quarter of fiscal 2006.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
Comprehensive loss, net of tax:
Net loss, as reported	$(2,920,136)	$(10,781,408)	$(8,655,106)	$(21,967,057)
Other comprehensive loss - currency translation adjustments (1)	—	(180,275)	—	(394,288)

Comprehensive loss, net of tax:	$(2,920,136)	$(10,961,683)	$(8,655,106)	$(22,361,345)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

17) Customer Deposit

As of January 31, 2006, the Company had a deposit on hand of $3,141,531 representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. The overpayments have been communicated to General Motors by the Company and are expected to be applied against future product shipments.

18) Contingencies

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

19) Subsequent Events

Regency Conversions, Inc.

On February 8, 2006, the Company acquired all of the stock of Texas based Regency Conversions, Inc. (“Regency”) for $3.3 million in cash, plus 1,815,000 shares of the Company’s common stock valued at approximately $7.8 million. Regency is a vehicle converter and is expected to supplement the Company’s second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broaden the Company’s customer base beyond OEMs. In addition, the Company’s manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. Regency’s unaudited revenues for calendar year 2005 were reported in excess of $40 million.

Assignment of Option to Purchase Real Property

On February 13, 2006, the Company entered into an Assignment and Assumption of Option to Purchase Agreement (“Assignment Agreement”) with Cartwright, LLC (“Cartwright”). Cartwright is owned by the Company’s chief executive officer, chief operating officer, chairman of the board and a party unrelated to the Company. Under the Assignment Agreement, the Company assigned to Cartwright for nominal consideration all of its rights and obligations under a certain Option to Purchase Agreement (“Option”). Under the Option, the Company had the right to purchase the real property located in Irvine, California that is leased by the Company for use as its principal executive offices. On March 3, 2006, the Option was exercised by Cartwright.

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

The following risks and uncertainties could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

•	our revenues are derived primarily from General Motors and our business and working capital depends to a great extent on General Motors;

•	our second stage assembly agreements with General Motors primarily extend through April 2006 and our bi-fuel and compressed natural gas fuel systems agreement with General Motors extends through July 2006. If General Motors were to cease doing business with us or significantly reduce or delay its purchases from us or payments to us, and we are unable to replace the potential lost sales with agreements with other Original Equipment Manufactures (“OEMs”) or dealer networks via dual-invoice programs, our business, financial condition and results of operations could be materially adversely affected;

•	General Motors has publicized its interest to put significant pressures on its suppliers to reduce costs, including General Motors’ intention to change suppliers if suppliers do not comply;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our TAG business;

•	we expect our merger with TAG to result in benefits to the combined company, but we may not realize those benefits due to challenges associated with integrating the operations and employees of the companies, which potentially could lead to an impairment of goodwill;

•	we may not be able to achieve profitability of the combined company;

•	our financial results could suffer if the goodwill and other intangible assets acquired in our merger with TAG become impaired, or as a result of costs associated with our merger with TAG;

•	we could become subject to stockholder litigation associated with our merger with TAG;

•	our second stage vehicle assembly operations are primarily focused on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our business depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our TAG business;

•	variability in our operating performance may impact our ability to meet certain financial covenants required under the Amended and Restated Credit Agreement with our financial institution;

•	we may never be able to introduce commercially viable hydrogen products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	our ability to design and manufacture fuel systems for fuel cell, hydrogen and hybrid electric vehicle applications that can be integrated into the products of OEMs will be critical to our business;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

•	we depend on third-party suppliers for the supply of materials and components for our products;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems for fuel cell and hybrid vehicles on a commercial basis, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies, to develop facilities for mass production of our products and systems, to take advantage of strategic opportunities, and to fund operating activities;

•	our ability to raise capital in the future may be difficult due to operating losses;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our insurance may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	new technologies could render our existing products obsolete;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	future sales of substantial amounts of our common stock could affect its market price;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	the market price and trading volume of our common stock may be volatile;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in fuel cell, hydrogen and alternative fuel vehicles. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas (CNG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of TAG, the Quantum Fuel Systems business was reported in three separate segments that were aligned consistent with how previous operating performance was tracked. The segment disclosure amounts reported for the first nine months of fiscal 2005 have been restated to reflect the new presentation.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 18,700 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

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

In January 2006, our Quantum Fuel Systems segment initiated the delivery of 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized.

Our Quantum Fuel Systems segment has grown its programs with the U.S. military to develop advanced fuel cell and hybrid electric vehicle technologies. Quantum’s Alternative Mobility Vehicle (“AMV”) and Mobile Hydrogen Infrastructure programs received a total of $7.0 million in funding under the fiscal year 2006 Appropriations Bill for the Department of Defense. With this funding, pre-production prototypes of diesel hybrid AMVs will be developed and built for testing and evaluation by selected commands to assess mission suitability, supportability, performance objectives, and guidance on final vehicle configuration. Also, in February 2006, the U.S. Army selected Quantum to develop the Hydrogen Escape Hybrid concept, which will continue our expansion into the hybrid vehicle market.

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

A significant portion of our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors extends through July 2006. We anticipate that future programs for CNG applications will be under a dual-invoice program. A dual-invoice structure would allow us to assemble the CNG fuel system and directly sell our systems in conjunction with the General Motors vehicle to General Motors’ customers under a QVM-Quality Vehicle Manufacturing arrangement without utilizing its marketing network.

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

The sales of specialty equipment and second stage manufacturing services are directly impacted by the size of the automotive industry and the relative market share of the major OEMs. Second stage assembly programs typically range from two to five years over the life of the OEM chassis and are fulfilled under short-term purchase orders, as is standard in the industry. We provide a limited product warranty to the OEM, which is substantially the same as the OEM warranty provided to the OEM’s retail customers. OEMs periodically reduce production or close plants for model changeovers that adversely affect operating results of industry participants. Sales may be adversely affected if OEMs perform such second stage manufacturing programs themselves and do not outsource the business. Approximately 90.6% of Tecstar Automotive Group’s sales for the first nine months of fiscal 2006 were made to General Motors.

Most of our second stage assembly programs with General Motors extend through April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and may not include our specialty equipment products until future model years. Certain other second stage assembly programs that are continuing into fiscal 2007 include a sport utility vehicle platform and a pick-up truck platform. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006. We are in discussions with General Motors on targeted second stage vehicle platforms, programs and introductory timing. Any discontinuance of a specialty vehicle program or an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

We are in discussions with other OEMs for OEM-level second stage assembly programs and have initiated several aftermarket and dealer network programs. To this end, we recently received a letter of intent from Nissan North America, Inc. (“Nissan”) to produce a special edition of Nissan’s full-size Titan pick-up truck that is expected to provide diversification of a significant portion of our future second stage assembly product sales beyond General Motors beginning in late fiscal 2007.

On February 8, 2006, we acquired all of the stock of Texas based Regency Conversions, Inc. (“Regency”) for $3.3 million in cash, plus 1,815,000 shares of Quantum’s common stock valued at approximately $7.8 million. Regency is one of the largest vehicle converters in North America and will supplement our second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broaden our customer base beyond OEMs. In addition, it is anticipated that the Tecstar Automotive Group segment’s manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. The addition of Regency will enable us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under a QVM-Quality Vehicle Manufacturing arrangement but without utilizing the OEM marketing network.

On January 18, 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles. The new venture will begin production of a Chip Foose-designed 2006 Ford Stallion Mustang in the first half of fiscal 2007.

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

For the third quarters of fiscal 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 36.1% and 86.6%, respectively, of our total revenue for these periods. For the third quarters of fiscal years 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 47.4% and 0.8%, respectively, of our total revenue for those periods. For the first nine months of fiscal 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors represented 55.8% and 89.0%, respectively, of our total revenue for these periods. For the first nine months of fiscal years 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 28.8% and 0.5%, respectively, of our total revenue for those periods.

We recognize revenue for product sales when goods and systems are assembled on the vehicles and prepared and deliverable to our customers in accordance with our contract terms and collectability is reasonably assured. Contract revenue is principally recognized based on the percentage of completion method. Revenues on certain other contracts are recognized on a time and materials basis as costs are incurred.

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

In connection with our strategic alliance, immediately following our spin-off from IMPCO, we issued to General Motors an aggregate of 3,513,439 shares of our Series A common stock, representing 19.9% (since diluted to 8.5% as of January 31, 2006) of our total outstanding equity following such issuance, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2005, we anticipate that the commitment will be waived or partially waived in the future. We and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. We are currently in discussions with General Motors regarding a new directed research and development statement of work. Total spending for directed research and development activities over the first nine months of fiscal 2006 approximated $0.5 million. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from our sale of gaseous storage handling and control products for fuel cell systems. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. During the first nine months of fiscal 2006, no applicable sales of applications developed under the strategic alliance were made.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Except as discussed below, our historical final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We conduct a major portion of our business with a limited number of customers. For the past year, the first nine months of fiscal 2006, and for the foreseeable future, General Motors has represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisition of TAG in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We have not yet obtained all information necessary to determine the total consideration paid and final allocation of the consideration to the net tangible and identified intangible assets acquired in connection with the transaction. In determining the fair value of the assets acquired and liabilities assumed, we considered the evaluations of independent appraisers and other estimates. On February 13, 2006, we received a comment letter from the staff of the Securities and Exchange Commission, Division of Corporation Finance regarding the staff’s review of our Form 10-K for the year ended April 30, 2005 and our 10-Q for the quarter ended October 31, 2005. We formally responded on February 21, 2006. As of the filing of this Report for the period ended January 31, 2006, there remains one unresolved comment from the staff letter. The unresolved comment regards our accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill, specifically as it relates to TAG’s customer relationship with General Motors. During the preliminary allocation period and pursuant to an in-depth analysis of the existing accounting principles, we have not identified TAG’s customer relationship with General Motors as an asset separate from goodwill. The staff has requested that we reconsider the nature of the customer relationship to determine whether this relationship should be identified as an intangible asset apart from goodwill. We are currently in the process of this evaluation and expect the matter to be resolved during the fourth quarter. Subject to the ultimate resolution of this matter and the finalization of other estimates, the final amounts to be reported for the acquisition of TAG may change materially before the final allocation is completed in the fourth quarter of fiscal 2006.

•	We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of TAG and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which includes property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with TAG as of and subsequent to the March 3, 2005 acquisition date. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize the net deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At January 31, 2006, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the expensing of unvested stock options. In April 2005, the FASB delayed the initial adoption of SFAS No. 123R to annual periods that begin after June 15, 2005. As such, we plan to adopt the provisions of SFAS No. 123R in fiscal 2007 beginning May 1, 2006. Currently, we account for stock options using the intrinsic value method of reporting prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide footnote disclosure of the compensation expense associated with stock options. We are currently analyzing which method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS No. 123R. We anticipate that fair value estimates will be consistent with pro forma disclosures reported in Note 10 to the condensed consolidated financial statements if we determine to use the Black-Scholes option-pricing model.

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

Results of Operations

Three and nine months ended January 31, 2005 and 2006

Net revenues and operating loss for our business segments for the three and nine months ended January 31, 2005 and 2006 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$5,392	$3,689	$16,709	$12,827
Tecstar Automotive Group	—	32,315	—	133,666
Corporate	—	—	—	—

Total	$5,392	$36,004	$16,709	$146,493

Operating Income (Loss)
Quantum Fuel Systems	$(1,869)	$(3,642)	$(5,502)	$(11,104)
Tecstar Automotive Group	—	(3,798)	—	(2,107)
Corporate	(1,327)	(2,629)	(3,845)	(7,311)

Total	$(3,196)	$(10,069)	$(9,347)	$(20,522)

Overall revenue increased $30.6 million from $5.4 million in the third quarter of fiscal 2005 to $36.0 million in the third quarter of fiscal 2006 and increased $129.8 million from $16.7 million in the first nine months of fiscal 2005 to $146.5 million in the first nine months of fiscal 2006. This increase in overall revenue is mainly a result of the inclusion of Tecstar Automotive Group’s operations in our consolidated results since the merger with Tecstar Automotive Group on March 3, 2005 and was partially offset by a decrease in revenue from our Quantum Fuel Systems segment. Net revenue from our Quantum Fuel Systems segment decreased $1.7 million from $5.4 million in the third quarter of fiscal 2005 to $3.7 million in the third quarter of fiscal 2006 and decreased $3.9 million from $16.7 million in the first nine months of fiscal 2005 to $12.8 million in the first nine months of fiscal 2006 primarily as a result of lower product sales.

Overall operating loss increased $6.9 million, from $3.2 million in the third quarter of fiscal 2005 to $10.1 million in the third quarter of fiscal 2006 and increased $11.2 million, from $9.3 million in the first nine months of fiscal 2005 to $20.5 million in the first nine months of fiscal 2006. The increase in the third quarter of fiscal 2006 is mainly due to the addition of Tecstar Automotive Group segment which had an operating loss of $3.8 million, a $1.8 million increase in the operating loss of our Quantum Fuel Systems segment as a result of lower product sales and contract revenue, and a $1.3 million increase in corporate expenses.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $1.4 million, or 48.3%, from $2.9 million in the third quarter of fiscal 2005 to $1.5 million in the third quarter of fiscal 2006 and decreased $3.0 million, or 35.3%, from $8.5 million in the first nine months of fiscal 2005 to $5.5 million in the first nine months of fiscal 2006. Product sales during fiscal 2005 consisted of our hydrogen fuel metering and fuel storage systems for Toyota Motor Corporation’s fuel cell SUV platform and bus platform and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to hydrogen fuel metering and fuel storage systems for fuel cell vehicle applications were $2.4 million and $4.3 million in the third quarter and first nine months of fiscal 2005, respectively, and $0 in the third quarter and first nine months of fiscal 2006 as a result of the completion and shipment during the fourth quarter of fiscal 2005 of all units ordered under the current generation of Toyota’s fuel cell SUV and bus platforms. We expect shipments on anticipated orders of hydrogen fuel metering and fuel storage systems under Toyota’s fuel cell bus platform to begin near the end of fiscal 2006. Sales related to compressed natural gas fuel systems increased $1.0 million, or 200%, from $0.5 million in the third quarter of fiscal 2005 to $1.5 million in the third quarter of fiscal 2006 and increased $1.4 million, or 33.3%, from $4.2 million in the first nine months of fiscal 2005 to $5.6 million in the first nine months of fiscal 2006. The increase in the third quarter of fiscal 2006 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.6 million, or 26.1%, from $2.3 million in the third quarter of fiscal 2005 to $1.7 million in the third quarter of fiscal 2006 and decreased $0.4 million, or 5.8%, from $6.9 million in the first nine months of fiscal 2005 to $6.5 million in the first nine months of fiscal 2006. The decrease in the third quarter of fiscal 2006 is mainly due to the decreased sales volume related to our hydrogen fuel metering and fuel storage systems and was partially offset by increased sales volume and increased average unit costs related to our compressed natural gas fuel systems.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.8 million from a positive $0.6 million in the third quarter of fiscal 2005 to a negative $0.2 million in the third quarter of fiscal 2006 and decreased $2.6 million from a positive $1.6 million in the first nine months of fiscal 2005 to a negative $1.0 million in the first nine months of fiscal 2006. The decrease in the third quarter of fiscal 2006 is mainly attributable to lower sales volume for our hydrogen fuel metering and fuel storage systems.

Contract revenue for the Quantum Fuel Systems segment decreased $0.3 million, or 12.0%, from $2.5 million in the third quarter of fiscal 2005 to $2.2 million in the third quarter of fiscal 2006 and decreased $0.9 million, or 11.0%, from $8.2 million in the first nine months of fiscal 2005 to $7.3 million in the first nine months of fiscal 2006. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

Research and development expense associated with development contracts increased $0.4 million, or 25.0%, from $1.6 million in the third quarter of fiscal 2005 to $2.0 million in the third quarter of fiscal 2006 and increased $2.2 million, or 48.9%, from $4.5 million in the first nine months of fiscal 2005 to $6.7 million in the first nine months of fiscal 2006. The increase in research and development expenses associated with development contracts during the first nine months of fiscal 2006 is primarily due to additional system design, product development and application engineering expenses for certain production-intent based development programs.

Internally funded research and development expense for the Quantum Fuel Systems segment increased by $0.1 million, or 4.8%, from $2.1 million in the third quarter of fiscal 2005 to $2.2 million in the third quarter of fiscal 2006 and decreased by $0.2 million, or 3.1%, from $6.5 million in the first nine months of fiscal 2005 to $6.3 million in the first nine months of fiscal 2006. The decrease in the first nine months of fiscal 2006 is mainly attributable to a greater emphasis on utilizing internal resources for customer specific projects as compared to the third quarter and first nine months of fiscal 2005.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.2 million, or 22.2%, from $0.9 million in the third quarter of fiscal 2005 to $1.1 million in the third quarter of fiscal 2006 and increased $0.2 million, or 6.7%, from $3.0 million in the first nine months of fiscal 2005 to $3.2 million in the first nine months of fiscal 2006. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 14.9% for the third quarter of fiscal 2006 compared to 12.3% for the third quarter of fiscal 2005 and was 13.4% for the first nine months of fiscal 2006 compared to 13.6% for the first nine months of fiscal 2005.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the third quarter of fiscal year 2006 was the same as in the third quarter of fiscal 2005 and amounted to $0.4 million. The expense for the first nine months of fiscal year 2006 was the same as the first nine months of fiscal 2005 and amounted to $1.2 million.

Operating loss for the Quantum Fuel Systems segment increased $1.8 million, from $1.9 million in the third quarter of fiscal 2005 to $3.7 million in the third quarter of fiscal 2006 and increased $5.6 million, from $5.5 million in the first nine months of fiscal 2005 to $11.1 million in the first nine months of fiscal 2006. The increase in the operating loss for the Quantum Fuel Systems segment for the third quarter of fiscal 2006 is primarily a result of decreased sales volume related to our hydrogen fuel metering and fuel storage systems and higher research and development expenses associated with development contracts. We expect the Quantum Fuel System segment to incur lower losses in the fourth quarter of fiscal 2006 compared to the third quarter as a result of anticipated higher revenue levels.

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

Product sales for the Tecstar Automotive Group totaled $30.2 million for the third quarter of fiscal 2006 and $126.7 million for the first nine months of fiscal 2006. Second stage assembly revenues were $16.5 million and $73.6 million for the three and nine-month periods ended January 31, 2006 and are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Substantially all product sales for this business segment are to General Motors. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $12.6 million and $48.5 million for the three and nine-month periods ended January 31, 2006, respectively. Other revenues totaled $1.1 million and $4.6 million for the three and nine-month periods ended January 31, 2006, respectively. We expect second stage product sales in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 to continue to be negatively impacted by the upcoming expiration of certain second stage contracts and changeovers in vehicle platforms currently planned by General Motors; however, we anticipate that product revenues will increase in the fourth quarter by approximately 15% as compared to the third quarter as a result of the Regency acquisition and other dealer network and specialty vehicle programs.

Cost of product sales for the Tecstar Automotive Group were $29.2 million in the third quarter of fiscal 2006 and $116.5 million for the first nine months of fiscal 2006. Cost of product sales primarily represent the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $1.0 million or 3.3% of sales for the third quarter of fiscal 2006 and $10.2 million or 8.1% of sales for the first nine months of fiscal 2006.

Contract revenue for the Tecstar Automotive Group was $2.1 million for the third quarter of fiscal 2006 and $7.0 million for the first nine months of fiscal 2006. Revenue is associated with design and engineering services for concept vehicles and a second stage assembly consulting project for a special military vehicle assembly program for Force Protection Industries. Research and development expense associated with cost of contract revenue was $2.2 million in the third quarter and $6.0 million for the first nine months of fiscal 2006.

Selling, general and administrative expenses for the Tecstar Automotive Group were $4.0 million for the third quarter of fiscal 2006 and $11.2 million or 8.4% of total segment revenue for the first nine months of fiscal 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. In addition, foreign currency transaction gains for the third quarter and first nine months of fiscal 2006 of $0.2 million and $0.8 million, respectively, related to our Canadian second stage operations are included as a reduction of selling, general and administrative expenses.

Amortization of intangibles was $0.7 million for the third quarter and $2.1 million for the first nine months of fiscal 2006 and relates to specifically identified customer contracts and existing technology acquired by Quantum in the merger with TAG.

Operating loss for the Tecstar Automotive Group segment was $3.8 million for the third quarter of fiscal 2006 and $2.1 million for the first nine months of fiscal 2006. We expect the Tecstar Automotive Group segment to realize an operating loss during the fourth quarter of fiscal 2006 at approximately the same level of loss incurred during the third quarter.

Corporate

Corporate expenses increased by $1.3 million, or 100.0%, from $1.3 million in the third quarter of fiscal 2005 to $2.6 million in the third quarter of fiscal 2006 and increased by $3.5 million, or 92.1%, from $3.8 million in the first nine months of fiscal 2005 to $7.3 million in the first nine months of fiscal 2006 primarily as a result of supporting the addition of the Tecstar Automotive Group segment operations. Corporate expenses as a percentage of total revenues decreased to 5.0% in the first nine months of fiscal 2006 as compared to 23.0% in the first nine months of fiscal 2005. We expect this ratio to remain relatively constant during the remainder of fiscal 2006 due to a higher anticipated revenue base as compared to fiscal 2005.

Non-Reporting Segment Results

Interest Income and Expense. Interest income increased by $0.1 million, or 14.3%, from $0.7 million in the first nine months of fiscal 2005 to $0.8 million in the first nine months of fiscal 2006. The increase is primarily a result of higher yields earned due to increases in the federal funds rate over the course of the last year. Interest expense amounted to $1.9 million in the first nine months of fiscal 2006 as compared to $0 in the first nine months of fiscal 2005. Interest expense relates to debt obligations that were assumed in connection with the TAG merger on March 3, 2005 that had a total outstanding principal balance of $36.4 million as of January 31, 2006.

Provision for Income Taxes. Provision for income taxes remained minor due to our net losses during the first nine months of both fiscal years. A full valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate that the provision for income taxes over the remainder of fiscal 2006 will remain minor as we expect to continue incurring net losses.

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

We assumed a total of $23.8 million of long-term debt at the close of the TAG merger on March 3, 2005 which included $15.0 million of unsecured senior subordinated convertible notes that were issued in a private placement with TAG in July 2004. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with TAG, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77 per dollar of debt converted. The scheduled July 1, 2005 and January 31, 2006 semi-annual interest payments were made in cash.

Our principal sources of liquidity as of January 31, 2006 included cash and cash equivalents of $11.7 million, short-term marketable securities of $17.3 million, long-term marketable securities of $1.2 million, and revolving lines of credit with maximum availability totaling $25.0 million. Advances outstanding under the lines totaled $16.6 million at January 31, 2006.

As of April 30, 2005, we had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders that were assumed in connection with our acquisition of TAG. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of TAG. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of TAG’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On September 9, 2005, TAG and the lead domestic and Canadian financial institution lender amended the existing revolving credit agreements. Under the terms of the Amended and Restated Credit Agreement (the “Amended Credit Facility”), maximum availability under the domestic credit line was reduced to $20.0 million and the Canadian credit line remained at $5.0 million. The previous limitation on availability of the lines to a specific percentage of eligible receivables and inventories of TAG was eliminated under the Amended Credit Facility. Advances under the Amended Credit Facility bear interest at the greater of prime rate (7.50% at January 31, 2006) minus 0.75% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Amended Credit Facility expires on September 1, 2008. Advances under the Amended Credit Facility are secured by substantially all of TAG’s assets and require us to meet certain covenants on a quarterly basis, including a minimum ratio for our unencumbered consolidated cash and marketable securities to the revolving commitment under the Amended Credit Facility, along with minimum net worth levels for TAG. Quantum acts as a guarantor under the Amended Credit Facility.

We did not meet the minimum net worth level required for TAG under the Amended Credit Facility as of January 31, 2006. We were in compliance with all other debt covenants and reporting requirements of the Amended Credit Facility and the unsecured senior subordinated convertible notes. Although the lender has waived the minimum net worth requirement for January 31, 2006, we anticipate that the minimum net worth levels will not be met at the next measurement date of April 30, 2006. Accordingly, we have recorded the outstanding balances under the Amended Credit Facility as a current liability. We are currently in discussions with our lender to modify the terms of the existing credit facilities.

We believe that our available working capital will be adequate to meet our liquidity needs for at least the next twelve months. If we desire additional financing to take advantage of strategic opportunities, complete product and application development, to develop facilities for commercialization and limited production of our products and systems, or to fund future operating activities, we believe such financing can be adequately sourced through financial institutions and public or private offerings of equity or debt securities. Although we believe those requirements can be adequately sourced, we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors. As of January 31, 2006, we had no material commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Quantum Fuel Systems segment is dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. The Tecstar Automotive Group segment is dependent on factors such as model year changeover of vehicle platforms by General Motors, economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Our cash and levels of borrowing are also impacted by the timing of Tecstar Automotive Group’s once-a-month cash collections on product sales to General Motors. For example, borrowings under the revolving lines of credit at the end of our fourth quarter of fiscal 2005 were lower than at the end of our first, second and third quarters of fiscal 2006 primarily as a result of an early payment from General Motors that was scheduled for early May 2005. Competition and a reliance on a few customers, particularly General Motors, are additional factors that may impact our future operations.

Net cash used in operating activities was $30.8 million during the first nine months of fiscal 2006 as compared to $7.5 million in the first nine months of fiscal 2005. The use of cash during fiscal 2006 is primarily due to a net loss of $13.7 million as adjusted for the non-cash effect of depreciation and amortization of $8.3 million, a reduction in accounts payable of $13.2 million, and an increase in inventory of $6.2 million.

Although accounts receivable of $24.9 million at January 31, 2006 was comparable to the level at April 30, 2005 of $24.1 million, there is not a direct correlation between the receivable levels at the end of these two periods and the applicable revenue streams that give rise to the receivables. Accounts receivable was lower than expected at April 30, 2005 as a result of the timing of collections on product sales to General Motors. Tecstar Automotive Group normally receives a large cash collection from General Motors once a month that covers a substantial portion of its segment product sales. Over the course of the first nine months of fiscal 2006, only eight large monthly payments were received due to this earlier than expected collection of a payment scheduled for May that was received during the last week in April amounting to $14.0 million. This timing, in addition to increased product sales during the second quarter, resulted in significant higher levels of accounts receivable experienced during the first half of fiscal 2006 to $43.1 million at October 31, 2005. A significant decline in product sales during the third quarter was the primary reason for the decrease in accounts receivable at the end of the current period.

The decrease in accounts payable is primarily due to overall decreases in production during the third quarter of fiscal 2006 in our TAG segment. The increase in inventory was primarily due to expanded production activities related to our Amstar second stage operations and higher levels of automotive OEM accessory parts on hand associated with an expanded distribution program.

Net cash provided by investing activities during the first nine months of fiscal 2006 was $12.8 million as compared to $4.8 million during the first nine months of fiscal 2005. The net cash provided in the current fiscal year is mainly a result of maturities on our marketable securities exceeding the levels of reinvestment in longer-term securities by $17.6 million. Purchases of equipment and leasehold improvements were $4.0 million for the first nine months of fiscal 2006 as compared to $1.0 million for the prior fiscal year. During the second quarter of fiscal 2006, we received $250,000 in connection with our sale of assets to Concord Coatings and we paid $600,000 pursuant to our acquisition of Empire Coach.

Net cash provided by financing activities during the first nine months of fiscal 2006 was $17.9 million as compared to $0.2 million during the first nine months of fiscal 2005. Cash provided during fiscal 2006 was principally from borrowings of $16.6 million on the revolving credit facilities we assumed in connection with the TAG acquisition in March 2005. We also received $1.5 million of proceeds in connection with promissory notes issued to the minority interest partner associated with our consolidated subsidiary Amstar LLC.

The ratio of current assets to current liabilities was 2.5:1 at April 30, 2005 and 1.9:1 at January 31, 2006. During the first nine months of fiscal 2006, our total working capital decreased by $17.4 million, from $58.4 million at the end of fiscal 2005 to $41.0 million at January 31, 2006.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at January 31, 2006, a 1% decrease in interest rates would result in reduced annual interest income of approximately $302,000.

We are also at risk due to the variable nature of our $25.0 million in revolving credit facilities and our mortgage note related to one of our Troy, Michigan facilities. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $250,000, assuming the maximum amount was outstanding on the credit facilities during an entire year. A 1% increase in the interest rate would result in approximately $8,000 of additional interest expense related to the mortgage note.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $847,000 for the first nine months of fiscal 2006.

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

Date: March 10, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. O LSON
William B. Olson, Chief Financial Officer and Treasurer
[Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.