Form 10-K/A
period 2005-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-06-14
CIK 1166380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, this report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) for the year ended April 30, 2005, as originally filed by the Company on July 5, 2005 (the “Original Filing”).

This Amendment is being filed to reflect a restatement of the Company’s financial statements to revise the Company’s accounting for the allocation of consideration between goodwill and customer related intangible assets in connection with the acquisition of Starcraft Corporation (“Starcraft”). The acquisition was completed on March 3, 2005.

On February 13, 2006, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”), Division of Corporation Finance regarding the staff’s review of the Company’s Form 10-K for the year ended April 30, 2005 and 10-Q for the quarter ended October 31, 2005. The Company formally responded on February 21, 2006. Subsequent to the Company’s formal response, there remained one unresolved comment from the staff of the SEC. The unresolved comment regarded the Company’s accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill as it related to Starcraft’s customer relationship with General Motors. The components of the consideration paid for Starcraft and the purchase price allocation of the acquired business are based upon management’s estimates. The SEC, in a letter dated March 1, 2006, requested that the Company reassess the recognition and measurement of the amount allocated to identifiable intangible assets. The Company completed this evaluation and is restating its Consolidated Balance Sheet as of April 30, 2005 and certain other disclosures to reflect the revised allocation as outlined in Note 2 “Restatement of Financial Statements,” of the Notes to Consolidated Financial Statements. This amendment does not include any revisions to the Consolidated Statement of Operations, the Consolidated Statement of Changes in Stockholders’ Equity or the Consolidated Statement of Cash Flows for the year ended April 30, 2005 as the impact of the revised customer relationship intangible asset value and related amortization on these statements is not material.

The Company will issue, under separate cover, an amended quarterly report on Form 10-Q/A for the quarter ended January 31, 2006, originally filed on March 10, 2006, to reflect the revised allocation on the consolidated balance sheets and to capture corrections to the consolidated statements of operations to bring the impact of the revised allocation current through January 31, 2006.

This Amendment continues to present the financial statements and results of operations and to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, other than items relating to the restatement. Accordingly, this Amendment should be read in conjunction with the Company’s filings made to the Securities and Exchange Commission subsequent to the Original Filing.

Item 9A(c) of Part II “Changes in Internal Control Over Financial Reporting” has been modified to disclose revisions by the Company in controls over financial reporting as it relates to purchase accounting. Although we believe our control environment over financial reporting was effective as of April 30, 2005 and have not revised our report on the effectiveness of internal control over financial reporting as disclosed in the Original Filing, we have become aware that we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in SFAS No. 141 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of Starcraft for the long-term contractual nature of Starcraft’s sole material customer, General Motors. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

In addition, pursuant to rules of the Securities and Exchange Commission, Item 15 of Part IV “Exhibits and Financial Statement Schedules” of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

We have had prototype development projects or programs with the following entities:

Adam Opel AG	ISE Research
AeroVironment	Lotus Engineering, Inc.
Autoport, Inc.	Missile Defense Agency SBIR
Ballard Power Systems	Pinnacle West Capital Corporation
Catalytic Solutions, Inc.	Proton Energy Systems, Inc.
California Motors LLC	Regency Conversions
Daimler Chrysler	Roush Performance Products
Energy Conversion Devices	Saleen, Inc.
Ford Motor Company	South Coast Air Quality Management District
Garrett-Engine Boosting Systems, Inc.	Sumitomo Corporation
General Motors (Fuel Cell Activities)	Suzuki Motor Corporation
General Motors Corporation	Toyota Motor Corporation
General Motors of Canada, Limited	Unique Performance, Inc.
Hydrogenics Corporation	U.S. Army—National Automotive Center
Hyundai America Technical Center	U.S. Department of Energy
Hyundai Motor Company	Yamaha Motor Company
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

The following is a biographical summary of the experience of the executive officers:

Alan P. Niedzwiecki has served as President and as one of our directors since February 2002 and was appointed as Chief Executive Officer in August 2002. Mr. Niedzwiecki served as Chief Operating Officer from November 2001 until he was appointed as Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/ commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology.

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

We conduct fuel cell, hydrogen, hybrid and alternative fuel vehicle development and integration at our Advanced Vehicle Concept Center facility located in Lake Forest, California. This facility is focused on hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation. In one of our two Troy, Michigan facilities, we assist our OEM customers in the Detroit area (including U.S. Army—National Automotive Center), acting as a liaison between us and our customers, performing the following primary functions: vehicle commercialization and specialty vehicle assembly management.

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

	Year Ended April 30,
	2001	2002	2003	2004	2005(2)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$15,447	$15,517	$15,833	$18,624	$40,748
Contract revenue	7,911	7,886	7,806	9,495	13,552

Total revenue	23,358	23,403	23,639	28,119	54,300

Cost and expenses:
Cost of product sales	19,452	25,581	18,471	12,865	36,189
Research and development	26,687	33,474	13,902	13,997	17,176
Selling, general and administrative	7,459	7,246	8,442	8,930	12,617
Amortization of intangibles	—	—	1,160	1,660	2,128

Operating loss	(30,240)	(42,898)	(18,336)	(9,333)	(13,810)

Interest income	(4)	9	120	456	951
Interest expense	—	(488)	(114)	(45)	(310)
Other income	—	—	134	27	80
Provision for income taxes	—	(1)	(1)	(39)	(10)

Net loss	$(30,244)	$(43,378)	$(18,197)	$(8,934)	$(13,099)

Basic and diluted loss per share	$—	$(3.07)	$(1.00)	$(0.33)	$(0.37)
Weighted average number of shares outstanding—basic and diluted (1)	—	14,142	18,153	27,257	35,048

	April 30
	2001	2002	2003	2004	2005
	(in thousands)				As Restated
Balance Sheet Data:
Cash and cash equivalents	$4	$177	$11,539	$15,729	$11,737
Marketable securities held-to-maturity	—	—	—	52,828	36,103
Working capital	11,338	(3,375)	15,500	57,689	58,955
Total assets	32,815	28,159	51,274	103,447	283,752
Long-term debt, less current portion	183	127	—	—	19,656
Total equity	23,992	10,271	42,950	97,451	219,208

(1)	See Note 15 of the notes to the consolidated financial statements included elsewhere in this annual report for an explanation of the method used to determine the number of shares used to compute the net loss per share.
(2)	Includes the operations of Tecstar Automotive Group (formerly Starcraft) since the acquisition date, March 3, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the Explanatory Note, and the consolidated financial statements and related notes included elsewhere in this annual report as amended on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this annual report.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since spin-off. In addition, we have estimated the temporary differences resulting from our merger with Starcraft as of and subsequent to the March 3, 2005 acquisition date. These differences result in a net deferred tax liability. We must assess the likelihood that our gross deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to utilize the deferred tax assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations.

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

Provision for Income Taxes. Income tax expense remained minor due to our net losses during both fiscal years. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses during fiscal 2006 and to realize net tax benefits as a result of the declining temporary difference between the financial reporting basis and tax basis of intangible assets recorded in connection with the Starcraft acquisition. The tax credits and net operating losses incurred through the date of the distribution remained with IMPCO.

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

We assumed a total of $23.8 million of long-term debt at the close of the merger on March 3, 2005. Maturities of long-term debt payable during fiscal 2006 are $0.5 million. The revolving lines of credit had no outstanding balances as of April 30, 2005. Available borrowings under the lines were $22.2 million at April 30, 2005 based on eligible receivables and inventories of the Tecstar Automotive Group segment. The advances on the $35 million revolvers bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependant on the ratio of funded debt to EBITDA. The facilities mature on November 1, 2006. Substantially all of Tecstar’s assets collateralize the borrowings. Other than cash equivalents on deposit in Tecstar Automotive Group’s operating accounts (amounting to $2.6 million as of April 30, 2005), our cash and marketable securities do not collateralize any of the debt obligations.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2005 (see Notes 12 and 14 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$21,124,975	$4,786,608	$7,839,174	$5,051,474	$3,447,719
Long-Term Debt Obligations	20,181,377	525,215	2,004,407	15,956,900	1,694,855
Employment Agreements (1)	8,518,831	4,326,499	4,192,332	—	—

Total	$49,825,183	$9,638,322	$14,035,913	$21,008,374	$5,142,574

(1)	Includes agreements in place as of May 1, 2005 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executives officers, see the text of the employment agreements, which are filed as exhibits to this Report.

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

As a result of the merger, approximately 57% of our total assets are goodwill and other intangibles, of which approximately $102.6 million is goodwill. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. When we perform future impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would therefore require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. Additionally, further adjustments for impairment could be required in subsequent periods.

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

Item 9A. Controls and Procedures.

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

(b) Design and Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our internal control over financial reporting was effective as of April 30, 2005. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our business except for the Tecstar Automotive Group (formerly Starcraft Corporation), a material business acquired on March 3, 2005. Our consolidated sales for the fiscal year ended April 30, 2005 were $54.3 million, of which the Tecstar Automotive Group represented $31.3 million. Our total assets as of April 30, 2005, were $283.8 million, of which the Tecstar Automotive Group represented $170.2 million. Ernst & Young LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9(b), management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Tecstar Automotive Group (formerly Starcraft Corporation), which was acquired in March 2005 and is included in the fiscal 2005 consolidated financial statements of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries, and constituted 60% of total assets as of April 30, 2005 and 58% of sales for the year then ended. Our audit of internal control over financial reporting of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of the Tecstar Automotive Group.

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

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 22, 2005

(c) Changes in Internal Control Over Financial Reporting

We disclosed our Management’s Report on Internal Control Over Financial Reporting in the Original Filing of our annual report on Form 10-K for the year ended April 30, 2005 on July 5, 2005. Although we continue to believe our control environment over financial reporting was effective as of April 30, 2005 and have not revised our report on the effectiveness of internal control over financial reporting, we have become aware that we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in SFAS No. 141 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of Starcraft for the long-term contractual nature of Starcraft’s sole material customer, General Motors. As outlined in Note 2 “Restatement of Financial Statements,” of the Notes to Consolidated Financial Statements, we initially valued the General Motors customer relationship intangible asset for the period covered by executed contracts, or nineteen months, but have since revised the valuation to capture future anticipated cash flows attributable to the General Motors relationship for a period of thirty years as a result of the contractual nature of the relationship. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

There have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” our definitive Proxy Statement to be filed in connection with our fiscal 2005 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

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

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2005 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit No.	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto).

2.2	Agreement and Plan of Merger, dated as of November 23, 2004, by and among the Registrant, Quake Sub, Inc. and Starcraft Corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on November 23, 2004).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 29, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

Exhibit No.	Description
10.6*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-96923), which was filed with the SEC on July 23, 2002).

10.7†	Corporate Alliance Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.8	Master Technical Development Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.32 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.9	Stock Transfer Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation, (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.10	Registration Rights Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.11	Lease, dated August 18, 1997, between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc., as Lessee (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998, which was filed with the SEC on July 29, 1998).

10.12	Lease, dated as of March 31, 2000, by and between IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000, which was filed with the SEC on June 30, 2000).

10.13	Memorandum of Understanding and Teaming Agreement, dated May 22, 2000, between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

Exhibit No.	Description
10.17	Amendment to Lease Agreement, dated October 18, 2000, among the Registrant, IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. and Klein Investments (incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.19	Lease, dated March 5, 2004, between Klein Investments, Family Limited Partnership, as Lessor, and the Registrant, as Lessee (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.20	Memorandum of Understanding, dated June 2, 2004, between the Registrant and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-101668), which was filed with the SEC on December 5, 2002).

10.22(a)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.22(b)*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.22(c)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.22(d)*	Addendum B to Employment Agreement, dated as of November 2, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.23(a)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.23(b)*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.23(c)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

Exhibit No.	Description
10.23(d)*	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(e)*	Addendum C to Employment Agreement, dated as of November 2, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.24*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.25*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.26*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.27*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Michael H. Schoeffler (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.28*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Richard C. Anderson (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.29*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Douglass C. Goad (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.30*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.31*	Form of Restricted Stock Award Agreement under the Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.32*	Summary of Executive Officer Salary and Bonus Arrangements (incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, which was filed with the SEC on July 5, 2005).

10.33*	Summary of Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, which was filed with the SEC on July 5, 2005).

10.34	Registration Rights Agreement, dated March 3, 2005, by and among the Registrant, Kelly L. Rose, Jeffrey P. Beitzel, Richard C. Anderson and Douglass C. Goad (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.35	Loan Agreement, dated February 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 31, 2002, which was filed with the SEC on May 7, 2002).

Exhibit No.	Description
10.36	First Amendment to Loan Agreement and Note, dated as of May 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.37	Amendment No. 2 to Loan Agreement and Consent, dated as of June 7, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.38	Amendment to Loan Agreement, dated August 1, 2003, between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.39	Loan Agreement, dated June 28, 2002, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.15 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.40	Amendment No. 1 to Loan Agreement, dated April 6, 2003, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.41	Amendment to Loan Agreement, dated August 1, 2003, between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.42	Credit Agreement, dated January 16, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.43	Amendment No. 1 to Credit Agreement, dated January 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.44	Amendment No. 2 to Credit Agreement, dated March 28, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.45	Amendment No. 3 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(d) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.46	Amendment No. 4 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(e) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

Exhibit No.	Description
10.47	Amendment No. 5 to Credit Agreement, effective September 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(f) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.48	Form of Revolving Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.49	Form of Swing-line Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.50	Loan Agreement, made as of April 30, 2003, between Tecstar Manufacturing Canada Limited and Comerica Bank (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.51	First Amendment to Loan Agreement, dated August 1, 2003, between Tecstar Manufacturing Canada, Ltd. and Comerica Bank (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.52	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 (incorporated herein by reference to Exhibit 4.16 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.53	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 (incorporated herein by reference to Exhibit 4.17 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.54	Convertible Senior Subordinated Note Purchase Agreement, dated July 12, 2004, among Starcraft Corporation and certain purchasers named therein (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Starcraft Corporation filed with the SEC on July 14, 2004).

10.55	License Agreement, dated September 12, 1991, by and between Starcraft Corporation and Starcraft RV, Inc. (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.56	License Agreement, dated January 18, 1991, by and between Starcraft Corporation and Starcraft Recreational Products, Ltd. (incorporated herein by reference to Exhibit 10.25 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.57	Reimbursement Agreement, dated as of December 12, 2000, between Starcraft Corporation, National Mobility Corporation, Imperial Automotive Group, Inc., Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(a) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.58	Security Agreement, entered into as of December 12, 2000, between Starcraft Corporation, Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

Exhibit No.	Description
10.59	Real Property Mortgage (LaGrange County, Indiana) (Elkhart County, Indiana), dated as of December 12, 2000, by Starcraft Corporation, f/k/a Rokane Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.60	Agreement for Office Lease, dated February 15, 2003, by and between Gateway Property Development, LLC and Starcraft Corporation (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.61*	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, which was filed with the SEC on July 5, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.

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

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Consolidated Balance Sheet as of April 30, 2005 has been restated.

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

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 22, 2005, except for Note 2 as to

which the date is June 13, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2004	2005
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$15,728,901	$11,736,688
Marketable securities held-to-maturity	35,595,269	32,101,357
Accounts receivable, net	5,896,504	24,100,272
Inventories, net	5,744,769	24,383,684
Tooling and engineering	—	1,917,184
Refundable income taxes	—	2,721,381
Other current assets	719,229	791,871

Total current assets	63,684,672	97,752,437

Property and equipment, net	8,780,096	20,280,405
Marketable securities held-to-maturity	17,232,298	4,001,182
Intangible assets, net	13,659,705	58,231,930
Goodwill	—	102,594,699
Other assets	90,173	891,555

Total assets	$103,446,944	$283,752,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,836,025	$31,734,310
Accrued payroll obligations	773,937	2,234,049
Accrued interest	—	457,408
Note payable	—	250,000
Deferred revenue	736,518	52,889
Accrued warranties	948,521	1,258,119
Other accrued liabilities	700,466	2,285,595
Current maturities of long-term debt	—	525,215

Total current liabilities	5,995,467	38,797,585

Long-term debt, net of current maturities	—	19,656,162

Deferred income taxes	—	6,090,428
Commitments and contingencies
Minority interest	—	—

Stockholders’ equity:

Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—

Series A common stock, $.001 par value; 12,000,000 shares authorized in 2004 and none in 2005; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 6,000,000 shares authorized in 2004 and 2,000,000 in 2005; 999,969 issued and outstanding for each period	1,000	1,000

Common stock, $.001 par value; 42,000,000 shares authorized in 2004 and 98,000,000 in 2005; 30,673,089 issued and outstanding at April 30, 2004 and 51,735,257 issued and outstanding at April 30, 2005	30,673	51,735
Additional paid-in-capital	119,864,432	254,680,716
Accumulated deficit	(22,444,628)	(35,543,418)
Accumulated other comprehensive income	—	18,000

Total stockholders’ equity	97,451,477	219,208,033

Total liabilities and stockholders’ equity	$103,446,944	$283,752,208

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2003	2004	2005
Revenue:
Net product sales	$15,832,919	$18,624,021	$40,747,861
Contract revenue	7,806,486	9,495,428	13,552,172

Total revenue	23,639,405	28,119,449	54,300,033
Costs and expenses:
Cost of product sales	18,471,425	12,864,702	36,188,831
Research and development	13,902,009	13,997,545	17,176,021
Selling, general and administrative	8,442,137	8,930,874	12,617,444
Amortization of intangibles	1,159,878	1,659,775	2,127,775

Total costs and expenses	41,975,449	37,452,896	68,110,071

Operating loss	(18,336,044)	(9,333,447)	(13,810,038)

Interest income	120,390	455,553	950,865
Interest expense	(114,178)	(44,593)	(309,688)
Other income (expense), net	133,171	27,412	80,241
Provision for income taxes	(800)	(39,345)	(10,170)

Net loss	$(18,197,461)	$(8,934,420)	$(13,098,790)

Net loss per share—basic and diluted	$(1.00)	$(0.33)	$(0.37)

Number of shares used in per share calculation—basic and diluted	18,153,059	27,257,230	35,048,437

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Invested Equity	Series A & B Common Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount
Balance at April 30, 2002	$10,270,447	—	$—	1,000	$1	$99	$—	$—	$10,270,547
Cash transfers from IMPCO	26,250,970	—	—	—	—	—	—	—	26,250,970
Net loss prior to distribution	(4,687,253)	—	—	—	—	—	—	—	(4,687,253)
Conversion of Invested Equity to Stockholders’ Equity upon distribution	(31,834,164)	—	—	14,141,036	14,141	31,820,023	—	—	—
Issuance of Series A common stock	—	3,513,439	3,513	—	—	14,225,915	—	—	14,229,428
Issuance of warrants	—	—	—	—	—	163,875	—	—	163,875
Issuance of common stock	—	—	—	4,025,000	4,025	7,978,955	—	—	7,982,980
Conversion of Series A common stock	—	(3,513,439)	(3,513)	3,513,439	3,513	—	—	—	—
Issuance of Series B common stock	—	999,969	1,000	—	—	2,248,930	—	—	2,249,930
Net loss subsequent to distribution	—	—	—	—	—	—	(13,510,208)	—	(13,510,208)

Balance at April 30, 2003	$—	999,969	$1,000	21,680,475	$21,680	$56,437,797	$(13,510,208)	$—	$42,950,269
Issuance of common stock in public offering	—	—	—	8,050,000	8,050	60,127,888	—	—	60,135,938
Stock option exercises	—	—	—	874,664	875	3,409,114	—	—	3,409,989
Non-cash stock compensation charge	—	—	—	—	—	16,714	—	—	16,714
Warrant issuances and exercises	—	—	—	67,950	68	(68)	—	—	—
Additional costs related to equity offerings	—	—	—	—	—	(127,013)	—	—	(127,013)
Net loss	—	—	—	—	—	—	(8,934,420)	—	(8,934,420)

Balance at April 30, 2004	$—	999,969	$1,000	30,673,089	$30,673	$119,864,432	$(22,444,628)	$—	$97,451,477
Issuance of common stock in connection with acquisition	—	—	—	20,995,683	20,995	134,561,332	—	—	134,582,327
Stock option exercises	—	—	—	65,794	66	254,953	—	—	255,019
Warrant issuances and exercises	—	—	—	691	1	(1)	—	—	—
Change in accumulated comprehensive income	—	—	—	—	—	—	—	18,000	18,000
Net loss	—	—	—	—	—	—	(13,098,790)	—	(13,098,790)

Comprehensive loss									(13,080,790)

Balance at April 30, 2005	$—	999,969	$1,000	51,735,257	$51,735	$254,680,716	$(35,543,418)	$18,000	$219,208,033

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(18,197,461)	$(8,934,420)	$(13,098,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,766,112	5,213,193	5,554,528
(Gain) loss on disposal of property and equipment	(133,718)	17,497	18,563
Non-cash stock compensation charge	163,875	16,714	—
Costs arising from termination of combination with Global Thermoelectric	—	126,819	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,400,368)	(1,808)	352,475
Inventories	3,600,714	281,133	(5,176,690)
Tooling and engineering	—	—	111,841
Refundable income taxes	—	—	52,829
Other current assets	(1,169,656)	(354,844)	1,646,286
Accounts payable	(2,724,333)	(1,200,935)	5,071,365
Other current liabilities	1,961,933	41,105	(1,294,420)

Net cash used in operating activities	(13,132,902)	(4,795,546)	(6,762,013)

Cash flows from investing activities:
Purchases of property and equipment	(1,083,496)	(1,467,429)	(1,900,381)
Proceeds from sale of property and equipment	146,300	450	52,000
Acquisition of Starcraft, net of cash acquired	—	—	(9,067,024)
Purchases of marketable securities	—	(54,611,970)	(36,666,956)
Maturities of marketable securities	—	1,784,403	53,391,984
Other non-current assets	—	—	39,605

Net cash provided by (used in) investing activities	(937,196)	(54,294,546)	5,849,228

Cash flows from financing activities:
Payments on capital lease obligations	(177,393)	(138,794)	(11,443)
Net advances from IMPCO prior to distribution	2,625,970	—	—
Proceeds from issuance of note payable	—	—	250,000
Payments on note payable	—	—	(58,162)
Payments on revolving credit agreement	—	—	(3,506,942)
Proceeds from issuance of common stock, net	7,982,980	60,135,938	—
Proceeds from exercises of stock options and warrants	—	3,409,989	255,019
Contributions from IMPCO upon distribution	15,000,000	—	—
Additional costs related to equity offering	—	(127,013)	—

Net cash provided by (used in) financing activities	25,431,557	63,280,120	(3,071,528)

Effect of exchange rate changes on cash	—	—	(7,900)

Net increase (decrease) in cash and cash equivalents	11,361,459	4,190,028	(3,992,213)
Cash and cash equivalents at beginning of year	177,414	11,538,873	15,728,901

Cash and cash equivalents at end of year	$11,538,873	$15,728,901	$11,736,688

Supplemental schedule of non-cash activity:
Acquisition of Starcraft:
Fair value of tangible assets acquired	$—	$—	$52,445,578
Goodwill and intangibles	—	—	149,294,699
Fair value of liabilities assumed	—	—	(57,189,042)
Issuance of common stock	—	—	(134,582,328)
Accounts payable and other liabilities for unpaid acquisition costs	—	—	(901,883)

Issuance of Series A and Series B common stock recorded as intangible asset	16,479,358	—	—
Assumption of line of credit by IMPCO	8,625,000	—	—
Conversion of owner’s net investment to stockholders’ equity	31,834,164	—	—
Issuance of warrants	163,875	16,714	—

Supplemental disclosure information:
Cash paid during the year for:
Interest	$114,178	$44,593	$94,973
Income taxes	800	39,345	7,365

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

The Company was incorporated in Delaware on October 13, 2000 as a wholly-owned subsidiary of IMPCO Technologies, Inc. (“IMPCO”). On July 23, 2002, IMPCO completed the distribution and spin-off of the Company to stockholders of IMPCO (the “Distribution”) based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. In addition to cash transfers made by IMPCO to cover the Company’s operating needs prior to the distribution, IMPCO contributed $15 million in cash to the Company and assumed the Company’s debt facility of $8.6 million on the date of distribution. Furthermore, as discussed in Note 10 and Note 16, immediately following the spin-off, the Company issued 3,513,439 shares of its Series A common stock to General Motors Corporation (“General Motors” or “GM”) in connection with a strategic alliance between the Company and General Motors. The Company’s accumulated deficit of $35.5 million represents its operating results from the Distribution date to April 30, 2005.

On March 3, 2005, the Company completed its acquisition of Starcraft Corporation (“Starcraft”) in a tax-free stock-for-stock exchange. Pursuant to the terms set forth in the merger agreement, the Company operates Starcraft as a wholly-owned subsidiary (see Note 5). Management refers to the operations acquired via the merger with Starcraft as the Tecstar Automotive Group.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50% equity position in Amstar with AM General LLC holding the remaining 50% equity position. Amstar’s operations are similar in nature to Tecstar Automotive Group’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 20).

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Restatement of Financial Statements

On March 3, 2005, the Company completed its acquisition of Starcraft Corporation (“Starcraft”). The Company preliminarily allocated the purchase price in excess of tangible net assets to goodwill in the amount of $138.0 million and to intangible assets in the amount of $5.2 million (consisting of customer related intangibles of $3.1 million and intellectual property of $2.1 million).

On February 13, 2006, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”), Division of Corporation Finance regarding the staff’s review of the Company’s Form 10-K for the year ended April 30, 2005 and 10-Q for the quarter ended October 31, 2005. The Company formally responded on February 21, 2006. Subsequent to the Company’s formal response, there remained one unresolved comment from the staff of the SEC. The unresolved comment regarded the Company’s accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill as it related to Starcraft’s customer relationship with General Motors. The components of the consideration paid for Starcraft and the purchase price allocation of the acquired business are based upon management’s estimates. The SEC, in a letter dated March 1, 2006, requested that the Company reassess the recognition and measurement of the amount allocated to identifiable intangible assets. The Company completed this evaluation and is restating its Consolidated Balance Sheet and certain related disclosures in this amendment on Form 10-K/A for the year ended April 30, 2005 to reflect the revised allocation.

The customer related intangible asset amount increased to $44.6 million and goodwill decreased to $102.6 million as of April 30, 2005, respectively. A deferred tax liability arises due to temporary differences in the intangible assets base for tax and financial reporting as future amortization expense is non-deductible for tax purposes. The impact of the temporary differences on the Company’s consolidated income taxes resulted in a net deferred tax liability of $6.1 million recorded in connection with the acquisition and this restatement.

The revised value of the customer relationship intangible contemplates the renewal of existing contracts and other revenues and cash flows beyond the previously estimated 19 month period and extends the valuation period to 30 years, including new model year and future model year programs and other competitive and economic considerations as estimated to be viewed by a marketplace participant, or third party. The Company used a marketplace viewpoint in deriving fair value and determined a marketplace participant would view cash flows extending out over a significant period, or 30 years, given Starcraft’s contractual relationship with General Motors for second-stage assembly programs began over ten years ago, General Motors has been its only customer and Starcraft has never lost General Motors as a customer. Based on competitive factors, changes in technology and consumer preferences and other industry considerations, the Company has established a 30 year useful life for the customer relationship intangible asset.

The change in amortization expense resulting from the revised intangible asset amount and the income tax benefit resulting from the declining temporary differences related to the deferred tax liability do not have a material impact on the statement of operations, stockholders’ equity or cash flows and have not been restated for the year ended April 30, 2005.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the significant effects of the restatement on the Consolidated Balance Sheet as of April 30, 2005 is as follows:

	As Previously Reported	As Restated
Intangible assets, net	$16,731,930	$58,231,930
Goodwill	138,004,271	102,594,699
Total assets	277,661,780	283,752,208
Deferred income tax liabilities	—	6,090,428
Total liabilities and stockholders’ equity	277,661,780	283,752,208

The following has also been revised as a result of the restatement:

•	Consolidated Statement of Cash Flows—Supplemental schedule of non-cash activity—Year ended April 30, 2005

•	Notes to Consolidated Financial Statements:

•	Note 3. Summary of Significant Accounting Policies:

•	Goodwill and Other Intangible Assets

•	Income Taxes

•	Note 5. Acquisition of Starcraft Corporation

•	Note 10. Goodwill and Other Intangible Assets

•	Note 13. Income Taxes

•	Note 17. Business Segment and Geographic Information (the third paragraph disclosure of goodwill and intangible asset allocation to business segments and the “Identifiable Assets” section)

3. Summary of Significant Accounting Policies

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

Marketable Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. Marketable securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Management has determined that all of its investments are being held-to-maturity. Held-to-maturity securities are stated at amortized cost. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying values because of the short-term maturity of these instruments. Long-term debt, as

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

summarized in Note 12, was acquired in connection with the acquisition of Starcraft and is either tied to variable interest rate structures and/or approximates fair values consistent with the nature of the debt instrument involved. The fair values of marketable securities held-to-maturity, as summarized in Note 6, are based primarily on quoted prices for those or similar instruments.

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

Goodwill and Other Intangible Assets

The issuance of shares related to the Company’s strategic alliance with General Motors has been recorded at the estimated fair market value on the date of the Distribution, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.” The intangible asset is carried at cost less accumulated amortization. The Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors (see Note 4 and Note 10).

In connection with the acquisition of Starcraft, certain intangible assets, as defined by SFAS No. 142, “Goodwill and Other Intangible Assets,” were identified that are subject to amortization over periods ranging from twenty-nine months to thirty years. These intangible assets arise from contractual or other legal rights and consist of customer contracts/relationship and existing technology.

Goodwill represents the purchase price over the fair value of Starcraft’s net liabilities assumed (see Note 5). In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment.

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109,

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Income Taxes,” the Company has established a valuation allowance for a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized.

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

	Year Ended April 30
	2003	2004	2005
Net loss, as reported	$(18,197,461)	$(8,934,420)	$(13,098,790)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,343,000)	(2,079,000)	(3,089,000)

Pro forma net loss	$(19,540,461)	$(11,013,420)	$(16,187,790)

Net loss per share, as reported—basic and diluted	$(1.00)	$(0.33)	$(0.37)

Net loss per share, as adjusted—basic and diluted	$(1.08)	$(0.40)	$(0.46)

Number of shares used in the calculation of pro forma per share	18,153,059	27,257,230	35,048,437

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

4. Related Party Transactions

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

5. Acquisition of Starcraft Corporation

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

Under the purchase method of accounting, the total estimated consideration for the transaction was $146.5 million and consists of the exchange of Starcraft shares for the Company’s common stock valued at $134.6 million, cash payments for Starcraft stock options and directors’ shares of $7.2 million, direct transaction fees and expenses of $3.6 million, and a separation agreement with Starcraft’s chairman of the board valued at $1.1 million. As a result, the Company recorded $102.6 million in goodwill and assigned $46.7 million to intangible assets, consisting of Starcraft’s contractual relationship with General Motors and acquired intellectual property. The goodwill and intangible assets are not expected to be deductible for income tax purposes. A deferred tax liability arises due to temporary differences in the intangible asset bases for tax and financial reporting purposes. The impact of the temporary differences in the Company’s consolidated income taxes resulted in a net deferred tax liability of $6.1 million recorded in connection with the acquisition.

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

Components of Consideration:

Purchase of Starcraft common shares	$134,582,327
Cash payments for Starcraft stock options	7,243,845
Direct transaction fees and expenses	3,600,761
Separation agreement with Starcraft’s Chairman of the Board	1,129,361

Total consideration	$146,556,294

Allocation of Consideration:

As Restated
Tangible assets acquired at fair value:
Cash & cash equivalents	$1,225,698
Accounts receivable	18,562,513
Inventories	13,434,998
Tooling and engineering projects	2,029,025
Recoverable income taxes	2,774,210
Other current assets	1,705,341
Property and equipment	13,120,504
Other non-current assets	818,987

53,671,276

Liabilities assumed at fair value:
Accounts payable	(23,266,771)
Accrued payroll obligations	(1,254,954)
Accrued interest	(232,500)
Accrued warranties	(590,555)
Other accrued liabilities	(1,995,910)
Long-term debt	(23,757,924)
Deferred income taxes	(6,090,428)

(57,189,042)

Net liabilities assumed at fair value	(3,517,766)

Net assets of Starcraft Parts Business disposed of in connection with merger	779,361

Specifically identifiable intangible assets acquired at fair value:
Customer contracts and customer relationship	44,600,000
Existing technology	2,100,000

Goodwill	102,594,699

Total allocation of consideration	$146,556,294

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

	Year Ended April 30, 2004		Year Ended April 30, 2005
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
		Restated		Restated
	(in thousands, except per share amounts)
Net revenue	$28,119	$210,678	$54,300	$206,345
Operating income (loss)	$(9,333)	$3,490	$(13,810)	$(19,526)
Net income (loss) applicable to common stock	$(8,934)	$3,971	$(13,099)	$(19,359)
Net Income (loss) per share:
Basic	$(0.33)	$0.08	$(0.37)	$(0.37)
Diluted	$(0.33)	$0.08	$(0.37)	$(0.37)
Number of shares:
Basic	27,257	48,253	35,048	52,545
Diluted	27,257	51,206	35,048	52,545

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the transaction occurred on May 1, 2003. Included in the pro forma results for fiscal 2005 were non-recurring expenses related to the merger of $1.5 million.

6. Marketable Securities

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

7. Accounts Receivable

Accounts receivable consist of the following:

	April 30
	2004	2005
Customer accounts billed	$3,120,131	$22,840,496
Customer accounts unbilled	2,923,373	2,503,671
Allowance for doubtful accounts	(147,000)	(1,243,895)

Net accounts receivable	$5,896,504	$24,100,272

8. Inventories

Inventories consist of the following:

	April 30
	2004	2005
Inventories:
Materials and parts	$5,198,673	$23,858,343
Work-in-process	58,945	806,772
Finished goods	1,424,719	1,864,401

	6,682,337	26,529,516
Less provision for obsolescence	(937,568)	(2,145,832)

Net inventories	$5,744,769	$24,383,684

9. Property and Equipment

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Goodwill and Other Intangible Assets

Starcraft Acquisition

As discussed in Note 5, the Company completed its acquisition of Starcraft on March 3, 2005. In accordance with SFAS No. 141, the total estimated consideration for the transaction was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring Starcraft over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102,594,699, was recognized as goodwill.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of Intangibles

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The intangible assets consisting of contracts & customer relationship and existing technology acquired in the acquisition of Starcraft are amortized using the straight-line method over their estimated weighted-average useful lives of thirty years and twenty-nine months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the agreement.

Intangible assets consist of the following:

	April 30
	2004	2005
GM Strategic Alliance Agreement:		As Restated
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(2,819,653)	(4,479,428)

Net carrying value	13,659,705	11,999,930

Contracts & customer relationship:
Gross carrying value	$—	$44,600,000
Accumulated amortization	—	(322,000)

Net carrying value	—	44,278,000

Existing technology:
Gross carrying value	$—	$2,100,000
Accumulated amortization	—	(146,000)

Net carrying value	—	1,954,000

	$13,659,705	$58,231,930

The expected amortization expense for the next five fiscal years and thereafter is as follows:

Amortization Expense
As Restated
2006	$3,948,220
2007	4,022,442
2008	3,348,442
2009	3,146,442
2010	3,146,442
Thereafter	40,619,942

$58,231,930

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

12. Long-term Debt

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

The Company has a $30,000,000 revolving credit agreement. Advances under the agreement are limited to a specific percentage of eligible receivables and inventories of the Tecstar Automotive Group. The advances bear interest subject to a pricing matrix with ranges of 3/4% below the prime rate to 1/4% above the prime rate dependent upon a ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The revolver also contains a London Interbank Offered Rate (“LIBOR”) based borrowing option with rates ranging from 150 to 250 basis points above Euro dollar rates, dependent upon the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same ratio of funded debt to EBITDA. The credit facility expires on November 1, 2006. Availability under the revolving credit agreement was $21.5 million under the eligible borrowing base as of April 30, 2005.

The Company has a $5,000,000 revolving credit agreement with a Canadian institution. Advances under the agreement are limited to eligible receivables and a percentage of inventories. Borrowings bear interest subject to a pricing matrix with ranges of 3/4% below bank prime to 1/4% above bank prime rate dependent upon a ratio of funded debt to EBITDA. The credit facility expires on November 1, 2006. Availability under the revolving credit agreement was $0.7 million under the eligible borrowing base as of April 30, 2005.

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

$20,181,377

13. Income Taxes

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the provision for income taxes by jurisdiction:

	Year Ended April 30
	2003	2004	2005
Current:
Federal	$—	$—	$—
State and local	—	7,000	10,000
Foreign	—	32,000	—

	—	39,000	10,000
Deferred:
Federal	4,100,000	2,683,000	7,525,000
State and local	724,000	(48,000)	1,060,000
Foreign	—	—	2,034,000

	4,824,000	2,635,000	10,619,000

Less: Change in valuation allowance	(4,824,000)	(2,635,000)	(10,619,000)

Subtotal	—	—	—

Income tax provision	$—	$39,000	$10,000

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended April 30
	2004	2005
		As Restated
Deferred income tax assets:
Accrued compensation	$186,000	$1,400,000
Accrued warranty	379,000	509,000
Inventory	410,000	889,000
Other	59,000	506,000
Tax credits	—	612,000
Net operating loss carryforwards	8,178,000	18,397,000

	9,212,000	22,313,000

Less: Valuation allowance	(8,555,000)	(9,079,000)

Total deferred income tax assets	657,000	13,234,000

Deferred income tax liabilities:
Equipment and leasehold improvements	(657,000)	(1,455,000)
Intangible assets	—	(17,869,000)

Total deferred tax liabilities	(657,000)	(19,324,000)

Net deferred tax (liabilities) assets	$—	$(6,090,000)

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

The Company has established a valuation allowance against its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized. Tax credits and net operating losses generated prior to the spin-off are retained by IMPCO.

For the fiscal years ended April 30, 2003, 2004 and 2005, the loss from the Company’s foreign operations before the provision for foreign income taxes was approximately $0, $0, and $293,000, respectively.

14. Commitments and Contingencies

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

General Motors Directed Research & Development Expenses

Pursuant to the Corporate Alliance Agreement with General Motors (see Note 4), the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002, 2003 and 2004 the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment.

15. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended April 30
	2003	2004	2005
Numerator:
Net loss	$(18,197,461)	$(8,934,420)	$(13,098,790)
Numerator for basic and diluted loss per share—to common stockholders	$(18,197,461)	$(8,934,420)	$(13,098,790)

Denominator for basic and diluted loss per share—weighted-average shares	18,153,059	27,257,230	35,048,437

Basic and diluted loss per share	$(1.00)	$(0.33)	$(0.37)

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

16. Stockholders’ Equity

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

17. Business Segment and Geographic Information

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

The Tecstar Automotive Group is comprised of virtually all of the business activities acquired via the merger with Starcraft. This segment’s business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks and sport utility vehicles for General Motors. Vehicle chassis are received from General Motors and certain appearance items such as ground effects, wheels and badging are added to the chassis. General Motors comprised 92.0% of the total Tecstar Automotive Group segment revenue reported for the period subsequent to the merger. The Tecstar Automotive group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. Intangible assets associated with the merger are reported in the Tecstar Automotive Group business segment. Goodwill associated with the merger is allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment.

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

The chief operating decision maker allocates resources and tracks performance by the three reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.”

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Louisiana, Indiana, or Ontario, Canada.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenue to customers is as follows (in thousands):

	Year Ended April 30
Revenue to Customers	2003	2004	2005
United States	$20,465	$13,652	$40,069
Japan	1,754	12,261	5,277
Germany	1,416	2,095	6,224
Korea	4	111	—
Canada	—	—	2,693
Other	—	—	37

Total	$23,639	$28,119	$54,300

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Year Ended April 30
	2003	2004	2005
Revenue
Quantum Fuel Systems	$23,639	$28,119	$22,982
Tecstar Automotive Group	—	—	31,318
Corporate Expenses	—	—	—

Total	$23,639	$28,119	$54,300

Operating Income (Loss)
Quantum Fuel Systems	$(12,878)	$(4,051)	$(8,143)
Tecstar Automotive Group	—	—	344
Corporate Expenses	(5,458)	(5,282)	(6,011)

Total	$(18,336)	$(9,333)	$(13,810)

Capital Expenditures
Quantum Fuel Systems	$724	$1,274	$968
Tecstar Automotive Group	—	—	463
Corporate Expenses	359	193	469

Total	$1,083	$1,467	$1,900

Depreciation and Amortization
Quantum Fuel Systems	$3,135	$3,817	$3,622
Tecstar Automotive Group	—	—	1,010
Corporate Expenses	1,631	1,396	922

Total	$4,766	$5,213	$5,554

	April 30
	2004	2005
		As Restated
Identifiable Assets
Quantum Fuel Systems	$31,657	$59,731
Tecstar Automotive Group	—	170,203
Corporate Expenses	2,424	2,007

Total identifiable assets	34,081	231,941
Assets not specifically identifiable	69,366	51,811

Total assets	$103,447	$283,752

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Revenue

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

19. Purchases

During fiscal years 2003, 2004 and 2005, respectively, purchases from one vendor constituted approximately 8%, 8% and 11% of net purchases. In fiscal year 2003, 2004 and 2005, 10 suppliers accounted for approximately 35%, 39% and 43% of net purchases, respectively.

20. Minority Interest

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

21. Warranties

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product warranty liability are as follows (in thousands):

	Balance at Beginning of Year	Starcraft Balance Acquired (1)	Warranties Issued	Settlements Made	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
April 30, 2003	$1,226	$—	$89	$(194)	$—	$1,121
April 30, 2004	1,121	—	134	(134)	(172)	949
April 30, 2005	949	590	110	(205)	(186)	1,258

(1)	Represents balance of warranty acquired in connection with Starcraft merger.

22. Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004 (1)
Product sales	$6,550	$5,349	$2,753	$3,972
Contract revenue	1,328	1,376	1,669	5,122
Total revenue	7,878	6,725	4,422	9,094
Cost of product sales	4,373	3,176	1,633	3,683
Gross profit on product sales	2,177	2,173	1,120	289
Research and development expense	2,693	3,022	3,496	4,787
Net loss	(1,768)	(2,037)	(3,095)	(2,034)
Net loss per share—basic and diluted	(0.08)	(0.09)	(0.10)	(0.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Fiscal Year 2005 (1)
Product sales	$3,358	$2,253	$2,903	$32,234
Contract revenue	2,997	2,709	2,489	5,357
Total revenue	6,355	4,962	5,392	37,591
Cost of product sales	2,663	1,941	2,301	29,284
Gross profit on product sales	695	312	602	2,950
Research and development expense	3,711	3,753	3,625	6,087
Net loss	(2,426)	(3,309)	(2,920)	(4,444)
Net loss per share—basic and diluted	(0.08)	(0.10)	(0.09)	(0.10)

(1)	Certain reclassifications have been made to the quarterly results previously reported to be consistent with the Company’s classifications as of April 30, 2005.
(2)	Includes the operations of Tecstar Automotive Group (formerly Starcraft) since the acquisition date, March 3, 2005.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged/ (Credited) to Cost and Expenses	Write-offs and Other Adjustments	Balance at End of Year
Allowance for doubtful accounts for the year ended:
April 30, 2003	$(40,000)	$(12,136)	$12,136	$(40,000)
April 30, 2004	(40,000)	(107,000)	—	(147,000)
April 30, 2005	(147,000)	(1,254,036)	157,141	(1,243,895)

Provision for obsolescence reserve for the year ended:
April 30, 2003	$(2,530,941)	$(1,679,190)	$2,432,111	$(1,778,020)
April 30, 2004	(1,778,020)	(238,320)	1,078,772	(937,568)
April 30, 2005	(937,568)	(1,237,815)	29,551	(2,145,832)

Warranty reserve for the year ended:
April 30, 2003	$(1,225,898)	$(89,255)	$194,399	$(1,120,754)
April 30, 2004	(1,120,754)	(133,302)	305,534	(948,522)
April 30, 2005	(948,522)	(700,413)	390,816	(1,258,119)

Valuation allowance for medical self-insurance for the year ended:
April 30, 2005	$—	$(651,575)	$380,989	$(270,586)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2006

/s/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 13, 2006

/s/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	June 13, 2006

/s/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	June 13, 2006

/s/ JEFFREY P. BEITZEL Jeffrey P. Beitzel	Director and Chief Operating Officer	June 13, 2006

/s/ BRIAN A. RUNKEL Brian A. Runkel	Director	June 13, 2006

/s/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	June 13, 2006

/s/ CARL E. SHEFFER Carl E. Sheffer	Director	June 13, 2006

/s/ THOMAS J. TYSON Thomas J. Tyson	Director	June 13, 2006

/s/ PAUL GRUTZNER Paul Grutzner	Director	June 13, 2006

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

*	The referenced exhibit is a compensatory contract, plan or arrangement.