Form 10-Q/A
period 2006-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-06-14
CIK 1166380

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

Not Applicable

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, this report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) for the quarter ended January 31, 2006, as originally filed by the Company on March 10, 2006 (the “Original Filing”).

This Amendment is being filed to reflect a restatement of the Company’s financial statements to revise the Company’s accounting for the allocation of consideration between goodwill and customer related intangible assets in connection with the acquisition of Tecstar Automotive Group (“TAG”), formerly known as Starcraft Corporation. The acquisition was completed on March 3, 2005.

On February 13, 2006, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”), Division of Corporation Finance regarding the staff’s review of the Company’s Form 10-K for the year ended April 30, 2005 and 10-Q for the quarter ended October 31, 2005. The Company formally responded on February 21, 2006. As of the Original Filing, there remained one unresolved comment from the staff of the SEC. The unresolved comment regarded the Company’s accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill as it related to TAG’s customer relationship with General Motors Corporation (“GM”). The components of the consideration paid for TAG and the purchase price allocation of the acquired business are based upon management’s estimates. The SEC, in a letter dated March 1, 2006, requested that the Company reassess the recognition and measurement of the amount allocated to identifiable intangible assets. The Company completed this evaluation subsequent to the Original Filing and is filing this Amendment to revise its allocation.

On June 14, 2006, the Company issued under separate cover, an amended annual report on Form 10-K/A for the year ended April 30, 2005, originally filed on July 5, 2005, to reflect the revised allocation on the Consolidated Balance Sheet and related disclosures as of April 30, 2005.

The impact of the corrections that would be necessary to revise the allocation for the three and twelve month periods ending April 30, 2005, and the three month periods ending July 31, 2005, October 31, 2005 and January 31, 2006, respectively, did not have a material impact on the Company’s consolidated statements of operations for any of these previously reported periods individually or on a cumulative basis; however, the cumulative impact of the corrections if not made are likely to have a material impact for future periods, including the three month period ending April 30, 2006. In view of that potential impact, the Company is restating the financial statements for the most recent reporting period and including corrections in the three-month period ended January 31, 2006 to bring the earnings impact of the changes current through January 31, 2006. The amounts in the Condensed Consolidated Statement of Operations for the three and nine month periods ending January 31, 2006, as restated, include a reduction of $408,222 for amortization of intangibles expense and an increase in the income tax benefit of $531,483 (a total reduction in net loss of $939,705) as compared to amounts previously reported.

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

Item 4 of Part I “Controls and Procedures” has been modified to disclose revisions by the Company in controls over financial reporting as it relates to purchase accounting. During the current fiscal year, we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in SFAS No. 141 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of TAG for the long-term contractual nature of TAG’s sole material customer, GM. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

In addition, pursuant to rules of the Securities and Exchange Commission, Item 6 of Part II “Exhibits” of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2005	January, 31 2006
	As Restated	As Restated
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,736,688	$11,676,960
Marketable securities held-to-maturity	32,101,357	17,344,302
Accounts receivable, net	24,100,272	24,906,333
Inventories, net	24,383,684	30,090,507
Tooling and engineering	1,330,934	1,849,965
Refundable income taxes	2,721,381	616,910
Other current assets	791,871	1,316,083

Total current assets	97,166,187	87,801,060

Investment in affiliate	—	1,548,501
Property and equipment, net	20,866,655	19,644,999
Marketable securities held-to-maturity	4,001,182	1,190,572
Intangible assets, net	58,231,930	55,289,321
Goodwill	102,594,699	102,721,414
Other assets	891,555	729,908

Total assets	$283,752,208	$268,925,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,734,310	$17,928,331
Accrued payroll obligations	2,234,049	2,222,939
Accrued interest	457,408	325,474
Notes payable	250,000	1,750,000
Deferred revenue	52,889	347,243
Accrued warranties	1,258,119	561,653
Customer deposit	—	3,141,531
Other accrued liabilities	2,285,595	2,357,510
Current maturities of long-term debt	525,215	18,205,343

Total current liabilities	38,797,585	46,840,024

Long-term debt, net of current maturities	19,656,162	18,199,086
Deferred income taxes	6,090,428	5,558,945
Commitments and contingencies
Minority interests	—	280,801

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 51,735,257 issued and outstanding at April 30, 2005 and 51,879,863 issued and outstanding at January 31, 2006	51,735	51,880
Additional paid-in-capital	254,680,716	255,184,773
Accumulated deficit	(35,543,418)	(56,570,770)
Unearned compensation - restricted stock awards	—	(243,676)
Accumulated other comprehensive income (loss)	18,000	(376,288)

Total stockholders’ equity	219,208,033	198,046,919

Total liabilities and stockholders’ equity	$283,752,208	$268,925,775

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
Revenue:
Net product sales	$2,902,889	$31,738,395	$8,513,483	$132,217,470
Contract revenue	2,489,413	4,265,583	8,195,435	14,275,529

Total revenue	5,392,302	36,003,978	16,708,918	146,492,999

Costs and expenses:
Cost of product sales	2,300,473	30,855,032	6,904,434	123,008,522
Research and development	3,625,213	6,326,822	11,089,307	18,934,816
Selling, general and administrative	2,248,124	7,774,137	6,817,560	21,721,056
Amortization of intangibles	414,944	708,723	1,244,832	2,942,611

Total costs and expenses	8,588,754	45,664,714	26,056,133	166,607,005

Operating loss	(3,196,452)	(9,660,736)	(9,347,215)	(20,114,006)

Interest income	277,142	272,471	716,324	814,290
Interest expense	—	(628,076)	—	(1,869,442)
Minority interest in earnings of subsidiaries	—	(219,985)	—	(280,264)
Equity in loss of investment in affiliate	—	(67,260)	—	(72,823)
Other income (expense), net	—	(66,600)	(18,589)	(21,963)
Income tax benefit (provision)	(826)	528,483	(5,626)	516,856

Net loss	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)

Net loss per share - basic and diluted	$(0.09)	$(0.19)	$(0.27)	$(0.40)

Number of shares used in per share calculation - basic and diluted	31,720,288	52,879,832	31,703,736	52,865,626

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2005	2006
		As Restated
Operating activities:
Net loss	$(8,655,106)	$(21,027,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,443,998	7,846,232
Loss on disposal of property and equipment	18,563	—
Non-cash stock compensation charge	—	81,324
Deferred income taxes	—	(531,483)
Minority interest in earnings of subsidiaries	—	280,801
Equity in loss of investment in affiliate	—	72,823
Changes in operating assets and liabilities:
Accounts receivables	(125,129)	(1,405,579)
Inventories	(747,346)	(6,155,785)
Tooling and engineering	—	(519,031)
Refundable income taxes	—	2,019,325
Other assets	71,062	(297,220)
Accounts payable	(469,987)	(13,150,119)
Other liabilities	(1,062,377)	1,979,452

Net cash used in operating activities	(7,526,322)	(30,806,612)

Investing activities:
Purchases of property and equipment	(1,023,093)	(4,021,406)
Proceeds from sale of property and equipment	52,000	—
Pre-merger transaction costs	(266,797)	—
Acquisition transaction costs relating to Tecstar Automotive Group	—	(403,011)
Proceeds from sale of assets to Concord Coatings	—	250,000
Acquisition of Empire Coach Enterprises	—	(600,000)
Purchases of marketable securities	(30,411,491)	(13,518,999)
Maturities of marketable securities	36,458,197	31,086,664

Net cash provided by investing activities	4,808,816	12,793,248

Financing activities:
Payments on capital lease obligations	—	(17,566)
Proceeds from issuance of notes payable	—	1,500,000
Payments on notes and obligations payable	—	(369,580)
Borrowings on revolving credit agreement	—	16,581,392
Proceeds from exercises of stock options	244,612	179,202

Net cash provided by financing activities	244,612	17,873,448

Effect of exchange rate changes on cash	—	80,188

Net decrease in cash and cash equivalents	(2,472,894)	(59,728)
Cash and cash equivalents at beginning of period	15,728,901	11,736,688

Cash and cash equivalents at end of period	$13,256,007	$11,676,960

Continued on following page

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

	Nine Months Ended January 31,
	2005	2006
		As Restated
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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formally known as Starcraft Corporation, in a tax-free stock-for-stock exchange. Pursuant to the terms set forth in the merger agreement, the Company operates TAG as a wholly-owned subsidiary (see Note 3).

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and operating results for the interim periods. The condensed consolidated balance sheet, as restated at April 30, 2005, has been derived from the audited financial statements of the Company at that date (see Note 2). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and the results of operations, contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended April 30, 2005. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The results of operations for the three and nine months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending April 30, 2006.

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

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50.0% equity position in Amstar with AM General LLC holding the remaining 50.0% equity position. Amstar’s operations are similar in nature to TAG’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 16).

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

2) Restatement of Financial Statements

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formerly known as Starcraft Corporation. The Company preliminarily allocated the purchase price in excess of tangible net assets to goodwill in the amount of $138.0 million and to intangible assets in the amount of $5.2 million (consisting of customer related intangibles of $3.1 million and intellectual property of $2.1 million).

On February 13, 2006, the Company received a comment letter from the staff of the Securities and Exchange Commission (“SEC”), Division of Corporation Finance regarding the staff’s review of the Company’s Form 10-K for the year ended April 30, 2005 and 10-Q for the quarter ended October 31, 2005. The Company formally responded on February 21, 2006. There remained one unresolved comment from the staff comment letter as of March 10, 2006, the date of the original filing of the 10-Q for the quarter ended January 31, 2006 (the “Original Filing”).

The unresolved comment regarded the Company’s accounting for the allocation of purchase price in excess of net tangible assets acquired between identifiable intangible assets and goodwill as it related to TAG’s customer relationship with General Motors Corporation (“GM”). The components of the consideration paid for TAG and the purchase price allocation of the acquired business are based upon management’s estimates. The SEC, in a letter dated March 1, 2006, requested that the Company reassess the recognition and measurement of the amount allocated to identifiable intangible assets. Subsequent to the Original Filing, the Company completed this evaluation and made a determination to amend its annual report on Form 10-K for the year ended April 30, 2005 and its quarterly report on Form 10-Q for this quarter ended January 31, 2006 to reflect the revised allocation.

On June 14, 2006, the Company issued under separate cover, an amended annual report on Form 10-K/A for the year ended April 30, 2005, originally filed on July 5, 2005, to restate the Consolidated Balance Sheet and related disclosures as of April 30, 2005.

The customer related intangible asset amount increased to $44.6 million and goodwill decreased to $102.1 million as of January 31, 2006, respectively. A deferred tax liability arises due to temporary differences in the intangible assets base for tax and book as future amortization expense is non-deductible for tax purposes. The impact of the temporary differences on the Company’s consolidated income taxes resulted in a net deferred tax liability of $6.1 million recorded in connection with the acquisition (declining to $5.6 million as of January 31, 2006).

The revised value of the customer relationship intangible contemplates the renewal of existing contracts and other revenues and cash flows beyond the previously estimated 19 month period and extends the valuation period to 30 years, including new model year and future model year programs and other competitive and economic considerations as estimated to be viewed by a marketplace participant, or third party. The Company used a marketplace viewpoint in deriving fair value and determined a marketplace participant would view cash flows extending out over a significant period, or 30 years, given TAG’s contractual relationship with GM for second-stage assembly programs began over ten years ago, GM has been its only customer and TAG has never lost GM as a customer. Based on competitive factors, changes in technology and consumer preferences and other industry considerations, the Company has established a 30 year useful life for the customer relationship intangible asset.

The impact of the corrections that would be necessary to revise the allocation for the three and twelve month periods ending April 30, 2005, and the three month periods ending July 31, 2005, October 31, 2005 and January 31, 2006, respectively, did not have a material impact on the Company’s consolidated statements of operations for any of these previously reported periods individually or on a cumulative basis; however, the cumulative impact of the corrections if not made are likely to have a material impact for future periods, including the three month period ending April 30, 2006. In view of that potential impact, the Company is restating the financial statements for the most recent reporting period and including corrections in the three-month period ended January 31, 2006 to bring the earnings impact of the changes current through January 31, 2006. The amounts in the Condensed Consolidated Statement of Operations for the three and nine month periods ending January 31, 2006, as restated, include a reduction of $408,222 for amortization of intangibles expense and an increase in the income tax benefit of $531,483 (a total reduction in net loss of $939,705) as compared to amounts previously reported.

A summary of the significant effects of the restatement on the Condensed Consolidated Financial Statements is as follows:

	April 30, 2005		January 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheet Data
Intangible assets, net	$16,731,930	$58,231,930	$13,381,099	$55,289,321
Goodwill	138,004,271	102,594,699	138,130,986	102,721,414
Total assets	277,661,780	283,752,208	262,427,125	268,925,775
Deferred income tax liabilities	—	6,090,428	—	5,558,945
Accumulated deficit	(35,543,418)	(35,543,418)	(57,510,475)	(56,570,770)
Total stockholders’ equity	219,208,033	219,208,033	197,107,214	198,046,919
Total liabilities and stockholders’ equity	277,661,780	283,752,208	262,427,125	268,925,775

	Three Months Ended January 31, 2006		Nine Months Ended January 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Operations Data
Amortization of intangibles	$1,116,945	$708,723	$3,350,833	$2,942,611
Total costs and expenses	46,072,936	45,664,714	167,015,227	166,607,005
Operating loss	(10,068,958)	(9,660,736)	(20,522,228)	(20,114,006)
Income tax benefit (provision)	(3,000)	528,483	(14,627)	516,856
Net loss	(10,781,408)	(9,841,703)	(21,967,057)	(21,027,352)
Net loss per share - basic and diluted	$(0.20)	$(0.19)	$(0.42)	$(0.40)

	Nine Months Ended January 31, 2006
	As Previously Reported	As Restated
Consolidated Statements of Cash Flows Data
Net loss	$(21,967,057)	$(21,027,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,254,454	7,846,232
Deferred income taxes	—	(531,483)

The following Notes to Condensed Consolidated Financial Statements (unaudited) have also been revised as a result of the restatement:

•	Note 1) Background and Basis of Presentation (the “Basis of Presentation” section)

•	Note 3) Acquisitions and Dispositions (the “Tecstar Automotive Group” and “Pro Forma Data” table)

•	Note 8) Goodwill and Other Intangible Assets

•	Note 11) Stock-Based Compensation (the “net loss” and “net loss per share” table for the three and nine month periods ended January 31, 2006)

•	Note 13) Earnings (loss) Per Share (the “loss per share” table for the three and nine month periods ended January 31, 2006)

•	Note 14) Income Taxes

•	Note 15) Business Segment and Geographic Information (the third paragraph disclosure of goodwill and intangible asset allocation to business segments; the “Operating Income (Loss)” table for the three and nine month periods ended January 31, 2006; and the “Identifiable Assets” table)

•	Note 17) Comprehensive Income or Loss (the “comprehensive loss” table for the three and nine month periods ended January 31, 2006)

3) Acquisitions and Dispositions

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

As of January 31, 2006, the Company has allocated $102.1 million in goodwill and $46.7 million to intangible assets, which were primarily existing customer contracts and intellectual property. The Company has not yet obtained all information necessary related to matters existing as of the acquisition date to determine the total consideration paid and final allocation of the consideration to the net assets acquired and liabilities assumed in connection with the transaction. These matters include legal proceedings and the finalization of tax returns. The final allocation is expected to be completed in the fourth quarter of fiscal 2006.

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

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
		As Restated		As Restated
	(in thousands, except per share amounts)
Total revenue	$5,392	$46,395	$16,709	$149,632
Operating loss	$(3,196)	$(5,256)	$(9,347)	$(10,480)
Net loss	$(2,920)	$(5,396)	$(8,655)	$(8,635)
Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.27)	$(0.16)
Number of shares used in per share calculation - basic and diluted	31,720	52,716	31,704	52,700

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the TAG transaction occurred on May 1, 2004.

4) Marketable Securities

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

5) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	January 31, 2006
Customer accounts billed	$22,840,496	$22,562,139
Customer accounts unbilled	2,503,671	2,794,035
Allowance for doubtful accounts	(1,243,895)	(449,841)

Accounts receivable, net	$24,100,272	$24,906,333

6) Inventories

Inventories consist of the following:

	April 30, 2005	January 31, 2006
Materials and parts	$23,858,343	$28,426,829
Work-in-process	806,772	1,622,845
Finished goods	1,864,401	2,118,686

	26,529,516	32,168,360
Less provision for obsolescence	(2,145,832)	(2,077,853)

Inventories, net	$24,383,684	$30,090,507

7) Property and Equipment

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

8) Goodwill and Other Intangible Assets

As discussed in Note 3, the Company completed its acquisition of TAG on March 3, 2005 and of Empire Coach on September 15, 2005. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired in the TAG transaction. The excess cost of acquiring TAG and Empire Coach over the latest estimates of the net amounts assigned to their assets acquired and liabilities assumed, of $102,121,972 and $599,442, respectively, is recognized as goodwill.

The Company also has an intangible asset representing the fair value of common stock issued to General Motors in connection with a strategic alliance that became effective upon the Company’s spin off from IMPCO.

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The intangible assets consisting of contracts & customer relationship and existing technology acquired in the acquisition of TAG are amortized using the straight-line method over their estimated weighted-average useful lives of thirty years and twenty-nine months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the strategic alliance with General Motors ending July 22, 2012.

Intangible assets consist of the following:

	April 30, 2005	January 31, 2006
	As Restated	As Restated
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(4,479,428)	(5,724,259)

Net carrying value	11,999,930	10,755,099

Contracts & Customer relationship:
Gross carrying value	$44,600,000	$44,600,000
Accumulated amortization	(322,000)	(1,362,778)

Net carrying value	44,278,000	43,237,222

Existing technology:
Gross carrying value	$2,100,000	$2,100,000
Accumulated amortization	(146,000)	(803,000)

Net carrying value	1,954,000	1,297,000

	$58,231,930	$55,289,321

The goodwill and intangible assets are reviewed on an annual basis (as of February 1) for impairment or on a more frequent basis if events or circumstances change that might indicate that impairment exists. At January 31, 2006, the Company believes that no event or circumstance currently exists that would indicate impairment of these long-lived assets.

9) Warranties

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

10) Long-term Debt

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

11) Stock Based Compensation

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
Net loss, as reported	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(695,000)	(1,323,788)	(1,901,000)	(3,838,376)

Pro forma net loss	$(3,615,136)	$(11,165,491)	$(10,556,106)	$(24,865,728)

Net loss per share, as reported - basic and diluted	$(0.09)	$(0.19)	$(0.27)	$(0.40)
Stock-based employee compensation cost per share	(0.02)	(0.03)	(0.06)	(0.07)

Pro forma net loss per share-basic and diluted	$(0.11)	$(0.21)	$(0.33)	$(0.47)

Number of shares used in the calculation of pro forma per share	31,720,288	52,879,832	31,703,736	52,865,626

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

12) Warrants

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

13) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
Numerator:
Net loss	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)
Numerator for basic loss per share—to common stockholders	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)
Numerator for diluted loss per share— to common stockholders	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)
Denominator for basic loss per share—weighted- average shares	31,720,288	52,879,832	31,703,736	52,865,626
Denominator for diluted loss per share—adjusted weighted- average shares	31,720,288	52,879,832	31,703,736	52,865,626
Basic loss per share	$(0.09)	$(0.19)	$(0.27)	$(0.40)

Diluted loss per share	$(0.09)	$(0.19)	$(0.27)	$(0.40)

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

14) Income Taxes

In connection with the restatement of the Company’s financial statements (see Note 2), the Company revised its allocation of purchase price for the TAG acquisition that increased intangible assets apart from goodwill. As a result of temporary differences in the intangible asset bases for tax and book purposes, the Company recorded a net deferred tax liability amounting to $6.1 million and $5.6 million as of April 30, 2005 and January 31, 2006, respectively. The Company also recognized a tax benefit of $0.5 million for the current three-month period in connection with the utilization of net operating loss carry-forwards to offset potential tax payables resulting from the declining temporary differences on intangible assets.

The Company has established a valuation allowance against a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence; it is unlikely that the deferred tax assets will be realized in full.

15) Business Segment and Geographic Information

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

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Louisiana, Indiana, New Jersey, and Ontario, Canada.

The Company’s foreign assets which are all located in Canada represent 3.1% of the Company’s consolidated total assets at January 31, 2006. Revenues from Canadian operations represent 7.2% of the Company’s consolidated total revenues for the first nine months of fiscal 2006.

Net revenues and operating income (loss) for the Company’s business segments are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$5,392	$3,689	$16,709	$12,827
Tecstar Automotive Group	—	32,315	—	133,666
Corporate	—	—	—	—

Total	$5,392	$36,004	$16,709	$146,493

Operating Income (Loss)
Quantum Fuel Systems	$(1,869)	$(3,642)	$(5,502)	$(11,104)
Tecstar Automotive Group	—	(3,390)	—	(1,699)
Corporate	(1,327)	(2,629)	(3,845)	(7,311)

Total	$(3,196)	$(9,661)	$(9,347)	$(20,114)

Identifiable assets for the Company’s business segments are as follows:

	April 30,	January 31,
	2005	2006
	As Restated	As Restated
	(in thousands)
Identifiable Assets
Quantum Fuel Systems	$59,731	$57,799
Tecstar Automotive Group	170,203	176,459
Corporate	53,818	34,668

Total assets	$283,752	$268,926

16) Minority Interests

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

17) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
Comprehensive loss, net of tax:
Net loss, as reported	$(2,920,136)	$(9,841,703)	$(8,655,106)	$(21,027,352)
Other comprehensive loss - currency translation adjustments (1)	—	(180,275)	—	(394,288)

Comprehensive loss, net of tax:	$(2,920,136)	$(10,021,978)	$(8,655,106)	$(21,421,640)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

18) Customer Deposit

As of January 31, 2006, the Company had a deposit on hand of $3,141,531 representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. The overpayments have been communicated to General Motors by the Company and are expected to be applied against future product shipments.

19) Contingencies

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

20) Subsequent Events

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

Sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised and you should refer to the accompanying Explanatory Note and Note 2 “Restatement of Financial Statements” of the Notes to Condensed Consolidated Financial Statements included elsewhere in this amended quarterly report on Form 10-Q/A.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Except as discussed below, our historical final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We conduct a major portion of our business with a limited number of customers. For the past year, the first nine months of fiscal 2006, and for the foreseeable future, General Motors has represented, and are expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisition of TAG in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” We have not yet obtained all information necessary related to matters existing as of the acquisition date to determine the total consideration paid and final allocation of the consideration to the net tangible and identified intangible assets acquired in connection with the transaction. These matters include legal proceedings and the finalization of tax returns. In determining the fair value of the assets acquired and liabilities assumed, we considered the evaluations of independent valuation consultants and other estimates. The final allocation is expected to be completed in the fourth quarter of fiscal 2006.

•	We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of TAG and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which includes property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with TAG as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At January 31, 2006, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the expensing of unvested stock options. In April 2005, the FASB delayed the initial adoption of SFAS No. 123R to annual periods that begin after June 15, 2005. As such, we plan to adopt the provisions of SFAS No. 123R in fiscal 2007 beginning May 1, 2006. Currently, we account for stock options using the intrinsic value method of reporting prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide footnote disclosure of the compensation expense associated with stock options. We are currently analyzing which method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS No. 123R. We anticipate that fair value estimates will be consistent with pro forma disclosures reported in Note 11 to the condensed consolidated financial statements if we determine to use the Black-Scholes option-pricing model.

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

Results of Operations

Three and nine months ended January 31, 2005 and 2006

Net revenues and operating loss for our business segments for the three and nine months ended January 31, 2005 and 2006 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2006	2005	2006
		As Restated		As Restated
	(in thousands)		(in thousands)
Revenue
Quantum Fuel Systems	$5,392	$3,689	$16,709	$12,827
Tecstar Automotive Group	—	32,315	—	133,666
Corporate	—	—	—	—

Total	$5,392	$36,004	$16,709	$146,493

Operating Income (Loss)
Quantum Fuel Systems	$(1,869)	$(3,642)	$(5,502)	$(11,104)
Tecstar Automotive Group	—	(3,390)	—	(1,699)
Corporate	(1,327)	(2,629)	(3,845)	(7,311)

Total	$(3,196)	$(9,661)	$(9,347)	$(20,114)

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

Overall operating loss increased $6.5 million, from $3.2 million in the third quarter of fiscal 2005 to $9.7 million in the third quarter of fiscal 2006 and increased $10.8 million, from $9.3 million in the first nine months of fiscal 2005 to $20.1 million in the first nine months of fiscal 2006. The increase in the third quarter of fiscal 2006 is mainly due to the addition of Tecstar Automotive Group segment which had an operating loss of $3.4 million, a $1.8 million increase in the operating loss of our Quantum Fuel Systems segment as a result of lower product sales and contract revenue, and a $1.3 million increase in corporate expenses.

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

Amortization of intangibles was $0.3 million for the third quarter and $1.7 million for the first nine months of fiscal 2006 and relates to specifically identified customer contracts and existing technology acquired by Quantum in the merger with TAG.

Operating loss for the Tecstar Automotive Group segment was $3.4 million for the third quarter of fiscal 2006 and $1.7 million for the first nine months of fiscal 2006. We expect the Tecstar Automotive Group segment to realize an operating loss during the fourth quarter of fiscal 2006 at approximately the same level of loss incurred during the third quarter.

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

Income Taxes. During the three month period ended January 31, 2006, we realized a tax benefit of approximately $0.5 million primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the TAG acquisition. A partial valuation allowance has been established for our deferred tax assets due to our lack of earnings history. We anticipate incurring net losses over the remainder of fiscal 2006 and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets; however, the amount of the benefit in the fourth quarter is expected to decrease to $0.1 million.

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

Net cash used in operating activities was $30.8 million during the first nine months of fiscal 2006 as compared to $7.5 million in the first nine months of fiscal 2005. The use of cash during fiscal 2006 is primarily due to a net loss of $13.7 million as adjusted for the non-cash effects of depreciation and amortization of $7.8 million and income tax benefit of $0.5 million; a reduction in accounts payable of $13.2 million; and, an increase in inventory of $6.2 million.

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

Although we believe our control environment over financial reporting was effective as of January 31, 2006, we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in SFAS No. 141 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of TAG for the long-term contractual nature of TAG’s sole material customer, General Motors. As outlined in Note 2 “Restatement of Financial Statements,” of the Notes to Condensed Consolidated Financial Statements, we initially valued the General Motors customer relationship intangible asset for the period covered by executed contracts, or nineteen months, but have since revised the valuation to capture future anticipated cash flows attributable to the General Motors relationship for a period of thirty years as a result of the contractual nature of the relationship. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

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