Form 10-K
period 2006-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-07-28
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☐  No    ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2005 was approximately $142.9 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of July 7, 2006: 53,784,513 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant’s fiscal 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of April 30, 2006 are incorporated by reference into Part III of this Report.

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

The following risks and other factors, in addition to those identified in this annual report under the heading “Risk Factors,” could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

•	the possibility that we will not fully realize the anticipated benefits of the company’s acquisitions and other business investments;

•	the company’s ability to execute its business strategy;

•	the company’s reliance on General Motors;

•	the growth of the specialty vehicle and hydrogen economy markets;

•	changes in general economic and business conditions;

•	the company’s financial condition and liquidity, as well as its future cash flows and earnings;

•	the company’s level of operating expenses;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the availability of funding;

•	developments in technology by the company and its competitors;

•	catastrophic events and natural disasters such as fires and floods;

•	acts of war or terrorist activities; and

•	other economic, political and technological risks and uncertainties.

All forward-looking statements contained in this annual report are made only as of the date hereof. We are under no obligation—and we expressly disclaim any such obligation—to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

PART I

Item 1. Business.

Overview

We are a leader in powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (“OEMs”) and OEM dealer networks. We are uniquely positioned to leverage our alternative fuel, battery system, electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles. We also design, engineer and manufacture hybrid and fuel cell vehicles.

Prior to our acquisition of Tecstar Automotive Group, formally known as Starcraft Corporation, on March 3, 2005, our primary business consisted of design, manufacture, and supply of packaged fuel systems to OEMs for use in fuel cell, hydrogen hybrids and alternative fuel vehicles and other fuel cell applications. With the acquisition of Tecstar Automotive Group, our combined business now additionally includes Tecstar Automotive Group’s automotive supply operations, primarily consisting of second-stage manufacturing of specialty equipment for pick-up trucks and sport utility vehicles (SUVs), engineering and design capabilities for concept vehicles, and distribution of automotive accessories through OEM dealer networks.

The acquisition of Tecstar Automotive Group expands Quantum’s OEM ‘one-stop-shop’ capability with expanded resources in terms of vehicle system design, powertrain engineering, systems integration, validation, and second stage manufacturing and assembly for all future fuel cell, hybrid and alternative fuel vehicle programs. Our expanded OEM capabilities facilitates our participation in early stage development, production and second stage assembly of fuel systems and performance packages for fuel cell, hybrid and alternative fuel vehicles. Through the integration of the two companies, we are starting to use Tecstar Automotive Group’s second stage assembly capabilities in several of our fuel cell applications, hydrogen hybrids and alternative fuel programs that involve assembly and production.

We classify our business operations into three reportable segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. The reportable segments other than Corporate represent strategic businesses that are managed separately and offer products and services that can be differentiated. Corporate consists of general and administrative expense incurred at the corporate level that is not directly attributable to any of the other operating segments.

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

Immediately following the completion of our spin-off from IMPCO, our strategic alliance with General Motors became effective. As of July 7, 2006, General Motors has an 8.2% equity position in our company.

On March 3, 2005, we acquired all of the outstanding shares of stock of Tecstar Automotive Group pursuant to an Agreement and Plan of Merger dated as of November 23, 2004 (the “Merger Agreement”) in a transaction accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Pursuant to the Merger Agreement, each share of Tecstar Automotive Group common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. The total number of Quantum shares issued in connection with the merger was approximately 21.0 million shares and represented approximately 40% of the total number of Quantum shares outstanding immediately following the completion of the merger.

On September 15, 2005, Tecstar Automotive Group acquired a 51.0% interest in Empire Coach Enterprises, LLC, a second stage limousine manufacturer, for $600,000 in cash pursuant to an Asset Purchase Agreement dated September 15, 2005. The fair value of the net assets acquired, based upon management’s estimates amounted to $558 and resulted in $599,442 of goodwill.

On September 22, 2005, Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (“Tarxien”), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note in the principal amount of $1,242,279.

During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with Comerica Bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from Comerica Bank in satisfaction of Tarxien’s guaranty of the loan and to give us a lead secured position over the remaining Concord assets in anticipation of the closure of operations. Concord Coatings is a variable interest entity and we are the primary beneficiary based on the promissory note due to us and bank guarantees provided by us. Accordingly, the accounts of Concord Coatings are consolidated by us.

On January 18, 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles.

On February 8, 2006, we acquired all of the stock of Texas based Regency Conversions, Inc. (“Regency”) for $3.3 million in cash, plus 1,815,000 shares of the Quantum’s common stock valued at approximately $7.8 million. Regency is a van, SUV and vehicle converter and is expected to supplement our second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broaden our customer base beyond OEMs. In addition, our manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. Regency’s unaudited revenues for calendar year 2005 were reported in excess of $40 million. Under the purchase method of accounting, the total estimated consideration for the transaction was $11.2 million which includes $0.1 million in direct transaction fees and expenses. As a result, we preliminarily allocated $3.0 million to net tangible assets, $5.3 million to identifiable intangible assets primarily consisting of dealer networks and Regency’s registered trade name and assigned the excess purchase consideration to goodwill in the amount of $2.9 million.

On March 24, 2006, we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP) for $0.2 million in cash. ALP is a newly formed company and its primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. We have obtained voting agreements from certain stockholders and have secured other voting rights at the shareholder and board level which provides us a controlling interest in ALP.

Business Operations

Fuel Cell, Hybrid and Alternative Fuels Operations

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel and battery control systems for a variety of automotive applications including fuel cell, hybrid, and alternative fuel vehicles in the transportation, industrial, and military industries. We also design, engineer and manufacture hybrid and fuel cell concept vehicles and hydrogen refueling systems focused on early infrastructure development. Our packaged fuel systems comprise the storage, monitoring, control, and injection of gaseous fuels to improve efficiency, enhance power output, and reduce pollutant emissions from internal combustion engines and fuel cell systems.

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 19,000 fuel systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (“General Motors”), which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell and hydrogen-based vehicles and hydrogen refueling products using our systems on a commercial basis.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems, lithium ion battery control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles. We offer the following products and services to enable the development and commercialization of these systems:

•	fuel storage—advanced composite, ultra-lightweight tanks that provide cost-effective storage of hydrogen or natural gas;

•	fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and metering of gaseous fuels;

•	electronic vehicle control systems and software—solid-state components, electronic controls and proprietary software that monitor and optimize fuel flow and drive systems to meet manufacturers’ fuel cell, engine or hybrid requirements;

•	lithium ion and advanced battery control systems—control systems and algorithims developed for automotive hybrid and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications; and

•	systems integration—services to integrate advanced fuel storage, fuel delivery, electronic vehicle control components, electric drive and battery control systems, power electronics, and other ancillary components to meet OEM requirements, including the complete design of fuel cell and hybrid concept vehicles.

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

In addition to second stage manufacturing, we manufacture and distribute specialty and conversion vehicles through Regency, which allows us to distribute vehicles directly to automotive dealers thereby increasing our distribution base and significantly broadening our customer base. Regency is one of the largest vehicle converters in North America and will supplement our second stage vehicle manufacturing and aftermarket parts business by offering vehicle packages and conversions directly to automotive dealers, and significantly broaden our customer base beyond OEMs. In addition, it is anticipated that the Tecstar Automotive Group segment’s manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. The addition of Regency will enable us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under a QVM-Quality Vehicle Manufacturing arrangement but without utilizing the OEM marketing network.

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

Industry Overview

Fuel Cell and Hydrogen Vehicle Industry

The emerging fuel cell and hydrogen vehicle industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell and hydrogen hybrid vehicles have emerged as a potential alternative to existing conventional internal combustion engine vehicles because of their higher efficiency, reduced noise and lower tailpipe emissions. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our hydrogen and hybrid enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

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

The use of hydrogen as a fuel of the future has been gaining support worldwide. Domestically, President Bush continues to promote his goal of achieving energy independence for the United States, while dramatically improving the environment, which was first expressed in his 2003 State of the Union Address. Furthermore, both the House and Senate versions of the proposed Energy Policy Act of 2005 established a comprehensive national policy that includes provisions intended to accelerate the implementation of hydrogen as an energy carrier. Although the detailed provisions related to hydrogen and fuel cell technologies differ between the proposed House and Senate versions of this Act, both include the authorization of over $3.2 billion dollar investment through 2010 by the government towards the development, demonstration, and ultimate commercialization of these technologies. The proposed funding is intended to support the research, development, and demonstration of hydrogen production, storage, distribution and dispensing, and transport. Both versions of the Energy Bill also support the research, development, and demonstration of fuel cell systems for stationary and portable power generation as well as for transportation applications, including light- and heavy-duty vehicles. Furthermore, the proposed Senate version has also set goals for the production and deployment of not less than 100,000 hydrogen-fueled vehicles in the United States by 2010; and 2,500,000 hydrogen-fueled vehicles by 2020.

The U.S. Department of Energy has published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. Quantum’s President and CEO, Alan Niedzwiecki, led the group responsible for the hydrogen storage section of the Roadmap.

Approximately 30 hydrogen-refueling stations have been opened worldwide in the past twelve months. Some of these are open for retail service, such as the station opened by Shell Hydrogen in Washington D.C. There are now 100 hydrogen-refueling stations worldwide. The trend is toward compressed hydrogen. In California alone, where Governor Schwarzenegger is actively promoting a “Hydrogen Highway Network,” there are 16 operational hydrogen stations with plans for 23 more by 2007, and a total of 50-100 by 2010. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio. In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles will be put in service in Norway in 2006 and 2007 as part of the HyNor program. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

The number of fuel cell and hydrogen demonstration programs is increasing worldwide, other examples which include the California Fuel Cell Partnership, California Stationary Fuel Cell Collaborative, Compressed Hydrogen Infrastructure Program, Clean Energy Partnership in Berlin, Controlled Hydrogen Fleet & Infrastructure Demonstration and Validation Project, Fuel Cell Bus Club, Japan Hydrogen & Fuel Cell Demonstration Project, Hydrogen Highway Network in California, BC Hydrogen Highway in British Columbia, AQMD Test Fleet, Hi Way Initiative, Ruhr-Alps-Milan Hydrogen Supply Chain Integrated Project, Hydrogen Corridor in Canada, Norwegian HyNor Project, Illinois Hydrogen Highway, The Northern H in the Upper Midwest, and Singapore’s Initiative in Energy Technology.

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

We believe that a market for hybrid vehicles and internal combustion engines powered by hydrogen may also be an enabling strategy to prepare for the emerging fuel cell vehicle market. Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. South Coast Air Quality Management District in Southern California is positioning the region to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, our Quantum Fuel Systems segment initiated the delivery of 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will emerge, e.g., North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems in these areas.

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

Specialty Automotive Equipment and Second-Stage Manufacturing Industry

The specialty equipment and second-stage manufacturing industry is driven by the growing vehicle personalization market, which grew approximately 9% in the past year to reach $34 billion in annual sales, according to the Specialty Equipment Manufacturers Association (SEMA). OEMs use appearance and performance enhancing packages to increase the appeal of their vehicles to their consumers. Automotive dealers and dealer networks have used styling and performance packages to gain competitive advantages in the market place. Traditionally, these packages have been offered by smaller, niche businesses focusing on components and parts utilizing low-volume assembly shops for installation and distributing parts via aftermarket channels. Over the last several years, the industry has matured from a cottage industry to the emergence of OEM-level second-stage manufactures, and assembly operations providing OEM-level certified systems and installation processes. Vehicle OEMs are also internally producing more automobiles with advanced styling packages and performance enhancements. The certified components and systems are designed and engineered for a specific vehicle platform and are installed via the second-stage manufacturing process. We target not only the vehicle personalization market offered by the OEM’s, but also through dealer networks, the aftermarket, and direct to consumer automotive parts industry.

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

Products

Fuel and Drive System Products

Our Quantum Fuel Systems segment’s core fuel and drive system products include gaseous fuel storage, fuel delivery, electronic vehicle control and drive system controls, and advanced battery control systems for use in OEM fuel cell, alternative fuel and hybrid vehicles. Our advanced enabling products for fuel cell applications are used in transportation and industrial vehicles and hydrogen refueling products for the infrastructure to support fuel cell vehicles. We continue to improve our products and develop new systems to meet increasingly stringent vehicle operational and durability requirements in automotive OEM fuel cell powered vehicles. We are also developing improved system technologies using fuel injectors, high- and low-pressure regulators, on-board diagnostics, high-performance fuel system control modules, fuel lock-offs and related components for application in the stationary and portable power generation fuel cell markets. We design and manufacture computerized controls, regulators and automatic shut-off equipment, and lightweight, high-pressure hydrogen and natural gas storage tanks using advanced composite technology. The categories of our fuel and drive system products include:

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

Electronic Vehicle Control System and Software. Our electronic vehicle control system and software products range from eight- to 32-bit architecture. Certain control products precisely control the flow and pressure of gaseous fuels such as natural gas, hydrogen and other gases such as air. We use our electronic vehicle controls, coupled with our proprietary software, to optimize fuel flow and drive systems in fuel cell, hybrid and internal combustion engine applications. We believe, however, that there are numerous other potential applications for these controls. The development of electronic controls and software is generally driven by a specific application or program and is usually funded by customer-sponsored programs.

Lithium ion and advanced battery control systems. Our lithium ion and advanced battery control and software products are currently in developmental stage at Advanced Lithium Products. These control systems and algorithims have been developed and for automotive hybrid and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications.

Specialty Equipment Products

Our Tecstar Automotive Group’s vehicle personalization products include conversion vehicles, styling products and performance products. We provide a wide range of styling products including exterior and interior products designed to provide unique vehicle styling and functionality, such as body panels, rack systems and running boards. Our performance products provide enhanced engine performance with the goal of enhancing the performance of a given vehicle.

Conversion Vehicles. Our conversion vehicle products include modifying the exterior and interior of the chassis by adding seats, carpeting, electronics, running boards and other items that enhance passenger comfort and safety. Our conversion vehicles are sold and distributed directly through automobile dealers.

Styling Products. Our styling products include such items as rack systems, electronics, ground effects, aerodynamic enhancements, instrument panels, audio/video equipment, body panels, running boards, rack systems, wheel and tire assemblies, and other items that enhance vehicle appearance, passenger comfort and safety and provide additional vehicle functionality. These products are generally designed and customized for a specific vehicle and are OEM-certified and OEM-level products. In addition, we supply such products directly to OEMs as a tier-one OEM parts supplier.

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

Services

We provide services, through both our Quantum Fuel Systems and Tecstar Automotive Group operations, in the areas of design, development, validation, certification, manufacturing, and after-sales service support. We provide our customers with the following services to support their programs for fuel cell vehicles, hydrogen and internal combustion engine vehicles, hybrid vehicles, alternative fuel vehicles, hydrogen refueling applications, specialty equipment, and second-stage manufacturing:

•	Vehicle Design. We design complete concept and low-volume production vehicles to demonstrate fuel cell and hybrid vehicle architecture and our styling and performance products.

•	Systems Integration. We integrate our advanced fuel storage, fuel delivery, and electronic vehicle control components and battery control systems into hydrogen fueled vehicles, fuel cell applications, as well as hydrogen refueling products. We integrate our vehicle personalization products into specialty and limited edition vehicles. We also employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

•	Testing and Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system testing and validation. These procedures must satisfy our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.

•	Certification and Compliance. Our regulatory and certification engineers endeavor to implement the latest emissions and safety regulations in efforts to ensure the proper certification and ongoing compliance of our products and our business.

•	Production Engineering. We provide complete production engineering for our limited volume production process as a tier-one OEM automotive supplier.

•	Vehicle Level Assembly and Limited Volume Production. We develop and manage the assembly process for integration of our systems into end products at our facilities or at our customers’ facilities. We also build complete concept vehicles.

•	Training. We develop comprehensive technical training for customers that sell and service our products as well as for those that use our products.

•	Service and Warranty. We have extensive capabilities in developing service procedures and programs for OEMs. We also provide technical support over the telephone or at customer sites to resolve technical issues.

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering and system integration, limited volume production vehicle assembly and second-stage manufacturing. We intend to leverage our alternative fuel, battery system, electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles. We intend to utilize our vehicle manufacturing and second-stage assembly capability to provide fast-to-market capabilities to OEMs for the early limited production business as fuel cell, hydrogen-powered hybrid vehicles, and other hybrids move toward commercialization. We expect to leverage our relationships with several automotive OEMs to increase the revenue of our second-stage assembly products and services. We also intend to leverage our advanced hydrogen and battery storage technologies into broader energy storage applications, including hybrid electric vehicles and energy storage for renewable energy, such as solar photovoltaic applications. We intend to diversify our customer base for these products and services to include OEMs, OEM dealer networks, military and other government entities, and other strategic alliance and distribution partners.

Our strategy for achieving these objectives includes the following:

Design, Integrate and Assemble Hydrogen and Other Packaged Fuel and Battery Control Systems and Drive Packages for Fuel Cell Vehicle, Hybrids, Alternative Fuel and Other Emerging Applications

We plan to continue to develop our hydrogen and other alternative fuel system technologies, advanced battery control systems and drive system technologies to assist OEMs in expediting the commercialization of fuel cell, hybrid, alternative fuel and specialized vehicle applications. We also plan to develop systems and complete vehicles to assist the military in adopting fuel cell and hybrid technologies. In February 2006, the U.S. Army selected Quantum to develop the Hydrogen Escape Hybrid concept, which will continue our expansion into the hybrid vehicle market. We intend to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to early development and emerging OEM and military vehicle programs to capture early limited production and assembly of new vehicles. Most of the major automotive OEMs have unveiled fuel cell vehicles with mass production of fuel cell vehicles anticipated by General Motors to begin close to the end of the decade, by DaimlerChrysler to begin in the 2012 to 2015, and by Toyota to begin by 2015. We plan to focus our hydrogen and fuel cell enabling technology business development priorities in North America, Europe and Asia-Pacific.

Expand Our Customer Base for Specialty Equipment and Second Stage Manufacturing

We plan to continue to focus our efforts on designing interior and exterior specialty equipment and appearance packages that appeal to the consumer market and present these concepts to General Motors and new potential customers in an effort to provide desirable options that promote the sale of the OEMs’ vehicles. We believe that these products will appeal to the broader OEM base beyond our primary customer in this market, General Motors, because we believe our products are less costly, provide OEM-quality, and enable OEMs to introduce the packages faster than they could accomplish internally. We intend to expand our specialty equipment and concept vehicle product portfolio to dealer networks and capitalize on a growing market for OEM-quality products and specialty vehicles. In February 2006, we acquired Regency which through its established dealer network allows us to broaden our product offerings and complement our existing distribution of vehicles. We also plan to leverage our existing vehicle manufacturing capabilities to position us to produce the early volumes of fuel cell and hydrogen-powered hybrid vehicles.

Provide Hydrogen-Refueling Units for Initial Infrastructure for Military Applications, Development Fleets and Consumer Commercialization

We plan to leverage our hydrogen storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units. We believe there are significant opportunities to work with OEMs and energy and petroleum companies in providing the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers. In 2005, we also started production of a transportable hydrogen refueler for the U.S. Army. We have grown our programs with the U.S. military to develop advanced fuel cell and hybrid electric vehicle technologies. Quantum’s Alternative Mobility Vehicle (“AMV”) and Mobile Hydrogen Infrastructure programs received a total of $7.0 million in funding under the government’s fiscal year 2006 Appropriations Bill for the Department of Defense. We plan to continue assisting the military in developing their fuel cell, hybrid and other fuel system and propulsion system technologies.

Increase Our Participation in the Hybrid and Alternative Fuel OEM Vehicle Markets

We plan to leverage our technology and systems integration capabilities in the hybrid and alternative fuel OEM vehicle markets to expand our customer base and enter new international markets. We have delivered a hydrogen fuel cell hybrid powered light-duty all-terrain vehicle and several hybrid vehicles to the U.S. Army for evaluation. In January 2006, our Quantum Fuel Systems segment initiated the delivery of 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. In May 2006, we also received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles will be put in service in Norway in 2006 and 2007 as part of the HyNor program. We believe that significant opportunities for growth exist in international markets and the market for hydrogen-powered hybrids. Based on the anticipated market size and projected growth rate for hybrid and alternative fuel vehicles across the globe, we have prioritized our business development efforts in Asia-Pacific, Europe and North America.

Focus Research and Development on Hydrogen and Hybrid Fuel System Technologies and Securing Outside Funding to Support These Programs

We intend to focus our research and development efforts on advancing our hydrogen and hybrid enabling technologies and systems to succeeding generations to further improve performance and reduce cost. We plan to actively seek to establish joint development programs and strategic alliances with the major fuel cell developers, lithium ion battery producers and other industry leaders in these markets and secure outside funding to support these programs. For example, under our alliance with General Motors, we are co-developing technologies that are designed to accelerate the commercialization of fuel cell applications. We are also working with Advanced Lithium Power, Inc., certain aerospace companies, and government agencies in advancing hydrogen and hybrid technologies and developing new applications and solutions.

Leverage Our Hydrogen and Battery Storage Technologies into Broader Energy Storage Applications

We plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry. The storage of energy is becoming more important with the emergence of renewable energies and the concept of distributed energy. Our advanced storage technologies provide energy users with the ability to store and utilize energy on demand.

Expand Our Participation in the Development of Hydrogen Storage and Handling Codes and Standards

We plan to expand our participation in national and international organizations that can influence international standard setting for fuel cell and hydrogen vehicles, alternative fuel vehicles, and related supporting infrastructure. We plan to focus our involvement in these organizations to promote standards that are performance-based and consistent with and inclusive of our technologies. Members of our management team have served on the boards of key fuel cell and alternative fuel vehicle industry organizations, including the California Hydrogen Business Council, Weststart/CalStart, the National Hydrogen Association, the Natural Gas Vehicle Coalition, the Society of Automotive Engineers and the U.S. Fuel Cell Council.

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

We derive revenue from the sale of our styling and performance products for use in vehicles primarily manufactured by General Motors, and also through parts distribution operations supplying parts for the H2 and H3 HUMMER to OEM dealers, wheels for trucks and SUVs to OEM dealers, and conversion vehicles and vehicle personalization parts through a dealer network.

We rely on our sales force and strategic partners to sell our products and services, develop new customers and consummate joint application development programs with leading OEMs in our target markets.

Manufacturing

Our OEM second-stage manufacturing facilities have been established in Indiana, Missouri and Texas in the United States and in Whitby, Ontario, Canada. All of our second-stage manufacturing facilities are located near General Motors’ assembly plants and are QS-9000 registered. Our parts distribution operations are located near Detroit, Michigan. The Regency conversion facility is located in Fort Worth, Texas. In addition, we operate a tooling and plastics manufacturer in Rochester Hills, Michigan and a limousine manufacturing facility in New Jersey.

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

Strategic Relationships

We survey and evaluate on an ongoing basis the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the fuel cell and hydrogen vehicle industry and the specialty vehicle manufacturing industry to strengthen our global business position. We have focused our strategic alliances on expanding our market opportunities and advancing the development of our technologies. We currently have strategic marketing alliances with AM General, General Motors, Sumitomo and Unique Performance, Inc. We have a technology development alliance with General Motors focused on the development of enabling technologies for hydrogen fuel cell vehicles.

Advanced Lithium Power Inc.

On March 24, 2006, we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP) for $0.2 million in cash, a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. As part of our investment and contingent on the exercise of CAD$500,000 in convertible debentures, we were granted an exclusive license to use all licensed patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems. We have certain voting arrangements and shareholder proxies in place that provides us a majority vote in shareholder matters, and we also have veto rights on certain board level decisions, including executive appointments, the issuance of capital stock, the issuance of debt, acquisitions, entry into joint venture relationships, and any third party use of technology.

AM General

In October 2004, Starcraft formed a business venture with AM General LLC to provide second-stage manufacturing capabilities and design and engineering expertise for special edition vehicles and other low volume OEM programs. The venture, named Amstar and operated as a Limited Liability Company, also offers a full line of aftermarket accessories to complement the General Motors special equipment packages available for HUMMER vehicles.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 8.2% as of April 30, 2006) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002, 2003 and 2004, the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. During fiscal 2006, we spent approximately $0.6 million for directed research and development activities at the direction of GM. Each party will retain the ownership of its existing technology and will jointly own technology that is created under the alliance. We are able to use jointly created technologies in certain aspects of our business, but are required to share with General Motors revenue from fuel cell system-related products that are sold to General Motors or third parties.

Sumitomo Corporation

We have a contractual relationship with Sumitomo Corporation, a Japanese company, whereby Sumitomo will market our products for use in the global alternative fuel and fuel cell markets and will have exclusive sales and distribution rights to market our products in Japan. In addition, the agreements also form the basis, subject to definitive terms, for Sumitomo to make a future strategic investment in Quantum, including a joint business venture.

Unique Performance Inc.

In January 2006, Tecstar Automotive Group teamed with Unique Performance Inc. to form a company named Unique Performance Concepts, LLC that manufactures limited edition high performance vehicles. Tecstar owns 50.1% of the new entity. Our first vehicle under this relationship is the Chip Foose-designed 2006 Ford Stallion Mustang which is planned for production in calendar year 2006, followed by several other vehicle programs.

Customers and Development Programs

A substantial portion of our revenue relates to product sales to and development fees from GM and Toyota. During fiscal year 2006, revenues from GM comprised 87.4% of our total revenue.

We have had prototype development projects or programs with the following entities:

Adam Opel AG	Integrated Concepts & Research Corporation
AeroVironment	ISE Research
Autoport, Inc.	Lotus Engineering, Inc.
Ballard Power Systems	Missle Defense Agency SBIR
Catalytic Solutions, Inc.	Pinnacle West Capital Corporation
California Motors LLC	Proton Energy Systems, Inc.
Daimler Chrysler	Roush Performance Products
Energy Conversion Devices	Saleen, Inc.
Ford Motor Company	South Coast Air Quality Management District
Garrett-Engine Boosting Systems, Inc.	Sumitomo Corporation
General Motors (Fuel Cell Activities)	Suzuki Motor Corporation
General Motors Corporation	Toyota Motor Corporation
General Motors of Canada, Limited	Unique Performance, Inc.
Hydrogenics Corporation	U.S. Army—National Automotive Center
Hyundai America Technical Center	U.S. Department of Energy
Hyundai Motor Company	Yamaha Motor Company

We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in fuel storage, fuel delivery and electronic controls.

Research and Product Development

We conduct research and product development in the following areas, with corresponding technical capabilities:

•	Fuel Storage. Composite pressure vessel design and analysis, carbon and epoxy filament winding, and hydraulic, pneumatic, burst and fatigue testing. Evaluation, testing and integration capabilities for advanced hydrogen storage, including hydride, conformable and other emerging pressure and solid state storage.

•	Electronic Control Systems. Specialization in hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

•	Lithium ion and advanced battery control systems. Specialization in developing electronic control systems and software to maximize efficiency and power density in lithium ion battery applications.

•	Mechanical Design and Development. Specialization in pneumatics, kinematics, hydraulic components and systems, and advanced materials, structural, flow and thermal analysis.

•	Advanced Emissions Testing. Testing facility that utilizes California Air Resources Board (“CARB”) and U.S. Environmental Protection Agency (“EPA”) approved advanced technology to test Super Ultra Low Emission Vehicles. EPA/CARB certification testing, vehicle development testing including catalyst efficiency, diagnostics calibration, engine durability testing, and engine mapping.

•	Advanced Products. Injectors, fuel management, fuel storage, and fuel supplies for fuel cell power systems, mass flow sensors for natural gas measurement and “smart” sensors using 8-bit microcontrollers.

•	Component and Subsystem Test Facilities. Extended vibrations, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F, and thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations, and pneumatic leak checks.

•	Concept Vehicle Development. Specialization in concept vehicle design and development for specialty equipment and styling packages using powertrain engineering, turbo charging, CAD engineering, clay modeling and other vehicle development and tooling processes.

•	Vehicle Engineering and Build. Specialization in designing, engineering and building concept or early adoption type vehicles using vehicle and powertrain and electric drive system engineering, vehicle and system integration, and vehicle packaging.

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

Backlog

As of April 30, 2006, backlog for our products was approximately $23.3 million for our Tecstar Automotive Group business segment and $3.2 million for our Quantum Fuel Systems business segment. We measure backlog for our products from the time orders become irrevocable, which generally occurs 60 days prior to the date of delivery.

Employees

As of June 20, 2006, we had 702 full-time employees and 12 part-time employees on our payroll. In addition to our employee personnel, we utilized 52 contract laborers in our facilities. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. As of June 20, 2006, none of our employees located in Canada are represented by a collective bargaining agreement as a result of our sale of Tarxien’s operations in September 2005 to Concord Coatings. We consider our relations with our employees to be good.

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

Of the seven domestic patents we received in connection with our separation from IMPCO, we have allowed three to expire, and the remaining patents will expire between June 2006 and September 2019. We do not believe that the expiration of any of our patents will have a material adverse effect on our business. Of the three domestic patent applications we received from IMPCO, we have been awarded patents on two applications, and are diligently pursuing the remaining application.

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

As part of our investment in ALP and contingent on the exercise of CAD$500,000 in convertible debentures, we were granted an exclusive license to use all licensed patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems. We have certain voting arrangements and shareholder proxies in place that provides us a majority vote in shareholder matters, and we also have a veto right on certain decisions at the board level, including third party use of ALP’s technology. We intend to leverage this technology along with our existing electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles.

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

Executive Officers

Our executive officers of the Company as of April 30, 2006 and their respective ages and positions were as follows:

Name	Age	Position
Alan P. Niedzwiecki	49	President; Chief Executive Officer; Director
Jeffrey P. Beitzel	51	Chief Operating Officer; Director
W. Brian Olson	42	Chief Financial Officer; Treasurer
Glenn D. Moffett	58	Vice President, General Manger of Operations
Bradley J. Timon	43	Corporate Controller; Chief Accounting Officer
Kenneth R. Lombardo	40	Vice President-Legal; General Counsel and Corporate Secretary
Michael H. Schoeffler	45	President of TAG
Richard C. Anderson	52	President of Wheel to Wheel, LLC and Executive Vice President of TAG
Douglass C. Goad	48	Executive Vice President of TAG
Joseph E. Katona	42	Chief Financial Officer of TAG

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

Kenneth R. Lombardo has served as Vice President and General Counsel since May 2005 and became Corporate Secretary in September 2005. From March 1996 to May 2005, Mr. Lombardo practiced law at Kerr, Russell and Weber, PLC in Detroit, Michigan, where he specialized in mergers and acquisitions, taxation, corporate and business law. Mr. Lombardo is also a certified public accountant with over six years of audit and tax experience with Deloitte & Touche. Mr. Lombardo received his law degree from Wayne State University Law School and a Bachelor of Science degree in Business Administration, with a major in Accounting, from Central Michigan University.

Michael H. Schoeffler has served as Tecstar Automotive Group President since March 2005. Prior to this, he was elected as a director of Tecstar Automotive Group in November 1999 and was appointed Co-Chief Executive Officer in January 2004 upon consummation of the acquisition of Wheel to Wheel. Mr. Schoeffler originally joined Tecstar Automotive Group in 1995 as Chief Financial Officer and was appointed Secretary in 1995. In 1996 Mr. Schoeffler was appointed President and Chief Operating Officer of Tecstar Automotive Group. Mr. Schoeffler had previously resigned as an officer of Tecstar Automotive Group in August 2001, to become General Manager of Tecstar Automotive Group Bus and Mobility, a division of Forest River, Inc., a recreational vehicle manufacturer, in connection with Tecstar Automotive Group’s sale of its bus and mobility business. Mr. Schoeffler rejoined Tecstar Automotive Group in January 2003 as President and Chief Operating Officer. Prior to joining Tecstar Automotive Group in 1995 he was Executive Vice President/Chief Financial Officer of General Products Corporation, an automotive parts supplier, from 1989 to 1995; Assistant Controller for Sudbury, Inc., a diversified automotive manufacturer, from 1986 to 1989; and a Certified Public Accountant with Ernst & Whinney from 1982 to 1986. Mr. Schoeffler holds a B.S. degree in Accounting and Computer Science from University of Dayton, Ohio, and an M.B.A. degree in Operations from Case Western Reserve University, Cleveland, Ohio.

Richard C. Anderson has served as Wheel to Wheel, LLC’s (a subsidiary of Tecstar Automotive Group) President since March 2005. He is also serving as Tecstar Automotive Group’s Executive Vice President of engineering. Prior to this, Mr. Anderson served as Vice President of Engineering of Wheel to Wheel and Tecstar. He had also served as a director of Tecstar Automotive Group from January 2004 until it was acquired by Quantum in March 2005. He has worked in the automotive industry since 1976. He worked eight years with the Ford Motor Company, primarily in the Advanced Engine Engineering group. Since leaving Ford in 1984 he worked for various companies involved in a wide range of programs for automotive OEM’s including powertrain development, complete concept vehicles and specialized production vehicle programs. Mr. Anderson holds a B.S. degree in Mechanical Engineering from University of Wisconsin, Madison.

Douglass C. Goad has served as Tecstar Automotive Group’s Executive Vice President since January 2004 upon the consummation of the acquisition of Wheel to Wheel. He had also served as a director of Tecstar Automotive Group from January 2004 until it was acquired by Quantum in March 2005. Prior to joining Tecstar Automotive Group, Mr. Goad served for five years as Vice President of Operations of TDM World Conversions. Mr. Goad holds a B.S. degree in Automotive Engineering from Western Michigan University and a M.S. degree in Operations Management from Central Michigan University.

Joseph E. Katona III has served as Tecstar Automotive Group’s Chief Financial Officer since September 2003. He had also served as Secretary of Tecstar Automotive Group from September 2003 until it was acquired by Quantum in March 2005. Prior to joining Tecstar Automotive Group, Mr. Katona had served since 1998 as Chief Financial Officer of Creation Group, Inc., a manufacturer of windows, doors and specialty products for a wide range of vehicular and housing applications based in Elkhart, Indiana, and affiliated with Heywood Williams, PLC. Mr. Katona served Creation Group in various financial management capacities between 1993 and 1998. He worked as a certified public accountant with McGladrey & Pullen between 1986 and 1993. Mr. Katona holds a B.S. degree in Accounting from Indiana University.

Item 1A. Risk Factors.

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

During fiscal 2004, 2005 and 2006, our revenue related to product sales to and contracts with General Motors and its affiliates represented approximately 46%, 77% and 87.4%, respectively, of our total revenue for these years. A substantial portion of our revenues with General Motors is for second-stage assembly and compressed natural gas programs. All of the OEM automotive supply sales of the Tecstar Automotive Group business for the three years ended April 30, 2005 were to General Motors. Our arrangements with General Motors generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. We cannot be certain that General Motors and its affiliates will continue to purchase our products. Our second stage assembly agreements with General Motors expired in April 2006. Our bi-fuel and compressed natural gas fuel systems agreement with General Motors is scheduled to expire in July 2006. If General Motors does not award us new second stage assembly agreements and does not extend our bi-fuel and compressed natural gas fuel system agreement or were to otherwise cease doing business with us or significantly reduce or delay its purchases from us and we are not able to replace the lost revenues with business from other Original Equipment Manufacturers (“OEMs”) or our own direct to market business, our business, financial condition and results of operations could be materially adversely affected.

To continue to compete effectively for General Motors’ business, we must continue to satisfy its pricing, service, technology and increasingly stringent quality and reliability requirements. Further, General Motors continues to put significant pressure on its suppliers to reduce costs on an annual basis. While we intend to focus our efforts on retaining and winning business from General Motors, we cannot assure you that we will succeed in doing so. To the extent we do not maintain our existing level of business with General Motors, we will need to attract new customers. To that end, we intend to aggressively pursue second stage assembly and dual-invoice programs from other domestic and foreign OEM’s, but we cannot assure you that we will succeed in getting such business. If we are unsuccessful in maintaining our General Motors business or expanding our revenue base, our business, financial condition and results of operations could be materially adversely affected.

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

In addition, pursuant to our agreement with General Motors, we are required to spend $4.0 million annually on joint research and development projects directed by General Motors over a ten-year term that commenced in July 2002. Since this commitment was waived or partially waived by General Motors for calendar years 2003, 2004 and 2005, we anticipate that this commitment will be waived or partially waived in the future, but we cannot assure you that General Motors will continue to waive it in full or in part in the future. The annual commitment under our agreement with General Motors could be financially burdensome and may impact our ability to achieve profitability in the future. Where intellectual property is developed pursuant to this alliance, we have committed to provide certain exclusive or non-exclusive licenses in favor of General Motors, and in some cases the developed intellectual property will be jointly owned. As a result of such licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue. During fiscal 2004, 2005 and 2006, in addition to General Motors, revenue related to sales of our products to Toyota Motor Corporation and its affiliates represented approximately 44%, 11% and 1%, respectively.

Our customer arrangements generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Our business depends on the growth of the specialty vehicle and hydrogen economy markets.

Our future success depends on the continued expansion of the specialty vehicle and hydrogen markets. The specialty vehicle market has grown significantly over the past several years, especially with automotive manufacturers developing second-stage assembly programs for popular vehicle platforms. Our specialty vehicle and second stage assembly programs primarily involve upfitting and modification of sport utility vehicles, pick-up trucks and high performance vehicles. The market for these types of vehicles are influenced by and our sales may be negatively impacted by a number of factors some of which include the level of consumer disposable income, OEM plant shutdowns, model year changeovers, interest rates, and gasoline prices. Additionally, we cannot assure you that the markets for fuel cells or hydrogen-based vehicles will gain broad acceptance or, if they do, that they will result in increased sales of our advanced fuel system products. Our business depends on auto manufacturers’ timing for pre-production development programs and commercial production. If there are delays in the advancement of OEM fuel cell technologies or in our OEM customers’ internal plans for commercialization, our financial results could be adversely affected.

We expect our merger with Tecstar Automotive Group to result in benefits to the combined company, but we may not realize those benefits due to challenges associated with integrating the companies.

The success of our merger with Tecstar Automotive Group will depend in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully integrating the operations of Tecstar Automotive Group into our other operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:

•	successfully integrating each company’s operations, technologies, products and services;

•	demonstrating to the customers of each of Quantum and Tecstar Automotive Group that the merger will not result in adverse changes in business focus;

•	coordinating and integrating system and power train engineering activities to fully leverage each company’s capabilities;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing or other important relationships of both Quantum and Tecstar Automotive Group and resolving potential conflicts that may arise;

•	assimilating the personnel of both companies and integrating the business cultures of both companies;

•	realizing the expected cost savings associated with combining the companies in the merger;

•	maintaining employee morale and motivation; and

•	reducing the administrative and public company costs associated with Tecstar Automotive Group’s operations.

We may not be able to successfully integrate our operations in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the merger to the extent or in the time frame anticipated. The anticipated benefits and synergies include complementary revenue streams, a strengthened position as a full service Tier 1 OEM supplier, an enhanced ability to leverage each company’s power train integration capabilities, a broader organization and an expanded geographic footprint, a stronger operational base, enriched cross-selling opportunities, and an increased profile within the financial community. These anticipated benefits and synergies are based on assumptions, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize these benefits and synergies could be adversely impacted to the extent that Quantum’s or Tecstar Automotive Group’s relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or, by practical or legal constraints on our ability to combine operations or implement workforce reductions. Furthermore, financial projections based on the same assumptions may not be correct if the underlying assumptions prove to be incorrect.

Our financial results could suffer if the goodwill and other intangible assets we acquired in our merger with Tecstar Automotive Group become impaired, or as a result of costs associated with our merger with Tecstar Automotive Group.

As a result of the merger, approximately 53% of our total assets are goodwill and other intangibles, of which approximately $102.1 million is goodwill and $46.7 million is other intangibles, a substantial portion of which is customer related intangibles related to our relationship with General Motors. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. When we perform future impairment tests, the carrying value of goodwill or other intangible assets could exceed their implied fair value and would therefore require adjustment. Such adjustment would result in a charge to our operating income in that period, which would likely harm our financial results. Additionally, further adjustments for impairment could be required in subsequent periods.

In addition, we believe that we may incur charges to operations, which are not currently reasonably estimable, in subsequent quarters after the merger was completed, to reflect costs associated with integrating Quantum and Tecstar Automotive Group. It is possible that we will incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

We could become subject to stockholder litigation associated with our merger with Tecstar Automotive Group and the restatement of our financial statements.

Stockholders of companies involved in mergers sometimes file lawsuits that allege, among other things, improprieties in the manner in which the merger was approved or executed. Also, stockholder’s sometimes file lawsuits when a company restates its financial statements. On June 14, 2006, we filed with the SEC an amended Annual Report on Form 10-K/A for our fiscal year ended April 30, 2005 and an amended Quarterly Report for the fiscal quarter ended January 31, 2006. We are not aware of any claims or potential claims with respect to our merger with Tecstar Automotive Group or financial statement restatement, but such claims could arise in the future. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that adversely and materially impact our operating results.

The cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our Tecstar Automotive Group business.

Tecstar Automotive Group’s OEM automotive supply sales are directly impacted by the health of the automotive industry and, in particular, General Motors’ market share, particularly in the market for pick-up trucks and sport utility vehicles. Automobile production and sales are highly cyclical and depend on general economic and social conditions and other factors, including consumer spending, interest rates, gasoline prices, environmental concerns, foreign oil dependency concerns and customer preferences. In addition, automotive production can be affected by labor relations issues, regulatory requirements, trade agreements, and other factors, not only at the OEM level but also at the supplier level. For example, a strike by the union workforce at Delphi could have a crippling effect on General Motor’s production, which in turn could adversely affect our business. Furthermore, OEMs periodically reduce production or close plants for periods of up to several months for model changeovers. Declines in sales in the automotive market, or production cutbacks and plant shut downs, particularly at General Motors, could have an adverse impact on our Tecstar Automotive Group business.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

We have a history of operating losses and negative cash flow. If we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline, adversely affect our ability to raise additional capital, and could adversely affect our ability to meet the financial covenants contained in our Second Amended and Restated Credit Agreement with our financial institution.

We have spent significant funds to develop and refine our technologies and services. We expect to continue to invest in research and development, and this investment could outpace revenue growth, which would hinder our ability to achieve and maintain profitability. Our merger with Tecstar Automotive Group may not create the benefits and results we expect, adversely affecting our strategy to achieve profitability. To achieve profitability, we will also need to, among other things, effectively integrate Tecstar Automotive Group’s business, increase our revenue base and realize economies of scale. If we are unable to achieve and maintain profitability, our stock price could be materially adversely affected.

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

Our Tecstar Automotive Group is heavily dependent on consumer demand for large trucks and SUVs. Continued increases in the price of gasoline could reduce demand for these types of products. Additionally, since many consumers finance their purchase of vehicles, the availability of financing and level of interest rates can affect a consumer’s purchasing decision. A decline in general economic conditions, consumer confidence or the level of disposable consumer income would be expected to adversely affect the sales of our Tecstar Automotive Group business.

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

Our future depends, in part, on our ability to attract and retain key personnel, including engineers, technicians, machinists and management personnel. For example, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we may experience difficulty in identifying and hiring qualified engineers in many areas of our business. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. In connection with our merger with Tecstar Automotive Group, we may face challenges in integrating the personnel and management of our companies. We do not maintain a key person life insurance policy on our chief executive officer, our chief financial officer or any other officer. The loss of the services of one or more of our senior executive officers or key personnel, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise materially harm our business, results of operations and financial condition.

We may be adversely affected by labor disputes.

Labor disputes may occur at OEM and critical OEM supplier facilities, which may adversely affect our business, particularly our Tecstar Automotive Group business. As our Tecstar Automotive Group business becomes more dependent on vehicle conversion programs with OEMs, we will become increasingly dependent on OEM production and the associated labor forces at OEM and critical OEM supplier sites. Labor unions represent most of the labor forces at OEM facilities and critical OEM suppliers. Labor disputes could occur at OEM or critical supplier facilities, which could adversely impact our direct OEM product sales. Additionally, we may be subject to work slowdowns or stoppages from time to time.

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

Future sales of substantial amounts of our common stock into the public market, including shares issued upon exercise of options and warrants, could adversely affect the prevailing market price of our common stock. In connection with our merger with Tecstar Automotive Group, we:

•	issued approximately 4.4 million shares of our common stock in a private placement on June 29, 2006;

•	issued approximately 21.0 million shares of our common stock to holders of shares of Tecstar Automotive Group’s common stock outstanding at the effective time of the merger; and

•	agreed to issue approximately 2.6 million shares of our common stock upon conversion of Tecstar Automotive Group’s 8.5% Convertible Subordinated Notes due 2009.

We filed a registration statement on Form S-3 (or other available registration form) to permit the resale by certain former shareholders of Tecstar Automotive Group of the shares of our common stock that they received in the merger. To the extent that holders of a significant number of shares of our common stock choose to liquidate their investments in us, sales of such shares could have a negative impact upon the price of our common stock, particularly in the short-term.

In addition, we issued approximately 4.4 million shares of our common stock in a private placement that closed on June 29, 2006; and issued 1,815,000 shares of our common stock in connection with our acquisition of Regency Conversions, Inc.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. As a result of our merger with Tecstar Automotive Group, our internal controls include the internal controls of both Tecstar Automotive Group and Quantum. Our internal controls will also include those of any company or business that we acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be negatively affected.

We may be unable to remedy our material weakness on internal control over financial reporting in a timely manner.

As reported in our Annual Report of Form 10-K for the fiscal year ended April 30, 2006, we have identified a material weakness in our internal control over financial reporting related to the lack of internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. As a result, McGladrey & Pullen, LLP’s opinion set forth in its Report on Internal Control over Financial Reporting as of April 30, 2006 was that we have not maintained effective internal control over financial reporting as of April 30, 2006. Although the Company is implementing remedial controls to address this matter, if we fail to remedy the material weakness in a timely manner, it could cause us to improperly record our financial and operating results and could result in us failing to meet our financial reporting responsibilities in future reporting periods.

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

Past acquisitions and any future acquisitions or transactions may not be successful.

The Company has consummated and may continue to consummate acquisitions in order to provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. We expect to continue to make strategic acquisitions of, and investments in, other businesses that offer complementary products, services and technologies, augment our market segment coverage, geographic locations, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating future acquisitions, we could incur unanticipated expenses and losses.

We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•	the difficulty of assimilating the operations and personnel of acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the unexpected loss of customers of the acquired business;

•	the potential inability of management to maximize our financial and strategic position as a result of an acquisition;

35.1

•	the potential for costs and delays in implementing, and the potential difficulty in maintaining uniform standards, controls, procedures and policies, including the integration of different information systems;

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;

•	the risk that there could be deficiencies in the internal control of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole;

•	the potential loss of key employees of an acquired company; and

•	the potential dilution of earnings through acquisitions and options granted to employees of acquired companies or businesses

Future acquisitions could result in our incurrence of additional debt and contingent liabilities, including environmental, tax or other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and ability to make required payments on our debt.

Our recent acquisitions and any future acquisitions could harm our operating results and share price.

Any acquisitions could materially harm our operating results as a result of issuances of dilutive equity securities or payment of cash. In addition, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of the acquired businesses. As a result, we would be required to record material amounts of goodwill, and other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition, cash flows and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

The disposition of businesses that do not fit with our evolving strategy can be highly uncertain

We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. Our decision to sell Tarxien Automotive is a recent example of disposition decisions. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California. Our facility in Irvine is primarily dedicated to the research and development and production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells. We conduct research and development of advanced fuel storage, systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell, hybrid and hydrogen refueling infrastructure applications at the Irvine facility. The facility in Irvine is leased from Cartwright, LLC (Cartwright”). Cartwright is owned by the our chief executive officer, chief operating officer, chairman of the board and a party unrelated to us.

We conduct fuel cell, hydrogen and alternative fuel vehicle development and integration at our Advanced Vehicle Concept Center facility located in Lake Forest, California. This facility is focused on hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation. In one of our two Troy, Michigan facilities, we assist our OEM customers in the Detroit area (including U.S. Army – National Automotive Center), acting as a liaison between us and our customers, performing the following primary functions: vehicle commercialization and specialty vehicle assembly management.

We conduct our OEM second stage manufacturing at our facilities located in Haslet, Texas; St. Louis, Missouri and Fort Wayne, Indiana in the United States; and in Whitby, Ontario, Canada. All facilities are located near General Motors assembly plants. We have an engineering center and parts distribution operations near Detroit, Michigan. Tooling and plastics manufacturing are conducted at our facility in Rochester Hills, Michigan. Our limousine manufacturing facility is located in New Brunswick, New Jersey. The Regency conversion facility is located in Fort Worth, Texas. We also operate an administrative, engineering, and concept vehicle development in our second of two facilities in Troy, Michigan and have a powertrain facility in Madison Heights, Michigan. Tecstar Automotive Group’s administrative offices are located in Madison Heights, Michigan and Goshen, Indiana.

We currently utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Irvine, California	88,000	Leased	8/17/09	Corporate offices, manufacturing, research and development, and testing
Haslet, Texas (1)	192,000	Leased	7/31/12	Manufacturing and assembly
Fort Worth, Texas	173,300	Leased	12/31/07	Administrative offices, manufacturing, and assembly
Whitby, Ontario, Canada	79,000	Leased	11/30/12	Manufacturing and assembly
East Brunswick, New Jersey	79,000	Leased	2/28/13	Manufacturing and assembly
Lake Forest, California	65,000	Leased	5/31/08	Design, development, and testing
Fort Wayne, Indiana	56,000	Leased	1/31/10	Manufacturing and assembly
Madison Heights, Michigan	47,000	Leased	6/30/10	Engine assembly and modification
Troy, Michigan	45,000	Owned	N/A	Engineering, administration, and concept vehicles
Livonia, Michigan	40,000	Leased	10/31/06	Parts warehouse and offices
Livonia, Michigan	44,000	Leased	6/30/07	Parts warehouse and offices
Madison Heights, Michigan	40,000	Leased	5/31/07	Offices, engineering, and production development
Shreveport, Louisiana	38,000	Leased	12/31/08	Manufacturing and assembly
Rochester Hills, Michigan	24,000	Leased	5/10/09	Tooling and RIM plastics manufacturing
Moscow Mills, Missouri	22,000	Leased	7/7/06	Manufacturing and assembly
Walled Lake, Michigan	20,000	Leased	8/31/06	Engineering and speciality car manufacturing
Goshen, Indiana	5,000	Leased	2/14/11	Administrative offices
Rochester Hills, Michigan	2,500	Leased	7/31/08	Parts warehouse

(1)	The Haslet, Texas lease has a term expiring in July 2012, but with an option to cancel by the Company in July 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 2006.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market under the symbol “QTWW” since July 23, 2002. Our Series B common stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended April 30, 2005
Quarter ended July 31, 2004	$6.72	$4.52
Quarter ended October 31, 2004	8.04	4.61
Quarter ended January 31, 2005	7.80	5.00
Quarter ended April 30, 2005	6.15	3.44

Fiscal Year Ended April 30, 2006
Quarter ended July 31, 2005	4.62	4.45
Quarter ended October 31, 2005	3.34	2.94
Quarter ended January 31, 2006	5.03	4.43
Quarter ended April 30, 2006	4.42	4.26

On July 7, 2006, the last reported sale price for our common stock as reported by the Nasdaq National Market was $3.12 per share. On July 7, 2006, there were approximately 565 holders of record of our common stock and one holder of record of our Series B common stock.

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

We did not repurchase any securities during the fourth quarter of fiscal 2006. Item 12 of Part III of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles. The Consolidated Statement of Operations data for the years ended April 30, 2004, 2005 and 2006 and the Consolidated Balance Sheet data as of April 30, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The Consolidated Statement of Operations data for the year ended April 30, 2002 and 2003 and the Balance Sheet data as of April 30, 2002, 2003 and 2004 have been derived from audited financial statements not included in this annual report. Certain reclassifications have been made to amounts for fiscal years 2002 through 2005 to conform to the fiscal 2006 presentation. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Year Ended April 30,
	2002	2003	2004	2005(2)	2006(3)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$15,517	$15,833	$18,624	$40,748	$172,863
Contract revenue	7,886	7,806	9,495	13,552	19,820

Total revenue	23,403	23,639	28,119	54,300	192,683

Cost and expenses:
Cost of product sales	25,581	18,471	12,865	36,189	163,447
Research and development	33,474	13,902	13,997	17,176	25,860
Selling, general and administrative	7,246	8,442	8,930	12,617	33,896
Amortization of intangibles	—	1,160	1,660	2,128	4,082

Operating loss	(42,898)	(18,336)	(9,333)	(13,810)	(34,602)

Interest income	9	120	456	951	1,056
Interest expense	(488)	(114)	(45)	(310)	(3,034)
Minority interest in earnings of subsidiaries	—	—	—	—	406
Other income (expense), net	—	134	27	80	(14)
Income tax benefit (provision)	(1)	(1)	(39)	(10)	655

Net loss	$(43,378)	$(18,197)	$(8,934)	$(13,099)	$(35,533)

Basic and diluted loss per share	$(3.07)	$(1.00)	$(0.33)	$(0.37)	$(0.67)
Weighted average number of shares outstanding— basic and diluted (1)	14,142	18,153	27,257	35,048	53,284

	April 30
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$177	$11,539	$15,729	$11,737	$9,013
Marketable securities held-to-maturity	—	—	52,828	36,103	15,000
Working capital	(3,375)	15,500	57,689	58,369	26,435
Total assets	28,159	51,274	103,447	283,752	282,309
Long-term obligations, less current portion	127	—	—	19,656	33,093
Total equity	10,271	42,950	97,451	219,208	191,593

(1)	See Note 14 of the notes to the consolidated financial statements included elsewhere in this annual report for an explanation of the method used to determine the number of shares used to compute the net loss per share.
(2)	Includes the operations of Tecstar Automotive Group (formerly Starcraft) since the acquisition date of March 3, 2005.
(3)	Includes the operations of Empire Coach and Regency Conversions since the acquisition dates of September 15, 2005 and February 8, 2006, respectively.

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

Overview

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (“OEMs”) and OEM dealer networks. We are uniquely positioned to integrate advanced fuel system and electric drive and battery system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration. We also design, engineer and manufacture hybrid and fuel cell vehicles.

As a result of our acquisition of Tecstar Automotive Group, our combined business now includes automotive supply operations, primarily consisting of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and sport utility vehicles (SUVs), engineering and design capabilities for concept vehicles, and distribution of automotive accessories through OEM dealer networks.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and battery systems for use in fuel cell, hybrid, hydrogen and alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. Prior to the acquisition of the Tecstar Automotive Group (formally Starcraft), the Quantum Fuel Systems business was reported in three separate segments which were aligned consistent with how previous operating performance was tracked. The prior year amounts reported have been restated to reflect the new presentation.

The Tecstar Automotive Group segment is comprised of virtually all of the business activities acquired via the merger with Tecstar Automotive Group, and subsequent specialty vehicle business acquisitions. The Tecstar Automotive Group primarily consists of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks. This segment engineers and validates appearance items and performance packages to OEM standards and completed systems carry the full OEM warranty and are distributed directly by the OEM to automotive dealerships.

The acquisition of Tecstar Automotive Group expands Quantum’s OEM ‘one-stop-shop’ capability with expanded resources in terms of vehicle system design, powertrain engineering, systems integration, validation, and second stage manufacturing and assembly for all future fuel cell, hybrid and alternative fuel vehicle programs. Our expanded OEM capabilities facilitates our participation in early stage development, production and second stage assembly of fuel systems and performance packages for fuel cell, hybrid and alternative fuel vehicles. Through the integration of the two companies, we are starting to use Tecstar Automotive Group’s second stage assembly capabilities in several of Quantum Fuel System’s programs involving assembly and production.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 19,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells, hybrid systems or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems and battery control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

In January 2006, we delivered 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized.

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles will be put in service in Norway in 2006 and 2007 as part of the HyNor program. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

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

On March 24, 2006 , we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications.

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

We engineer and validate certain appearance items to OEM standards, primarily for General Motors’ pick-up trucks and sport utility vehicles. We receive vehicle chassis from the OEM and add these parts through a process called “second-stage manufacturing.” The chassis are provided by the OEM on a drop-ship basis and are not included as part of our product sales. After completing the final appearance assembly work, the vehicles are placed back into the normal OEM distribution stream. The vehicles carry the full OEM warranty and are marketed directly by the OEM through its dealerships. We engineer and design concept vehicles and distribute automotive parts, OEM-quality automotive accessories, and specialty conversion vehicles through a dealer network.

The sales of specialty equipment and second stage manufacturing services are directly impacted by the size of the automotive industry and the relative market share of the major OEMs. Second stage assembly programs typically range from two to five years over the life of the OEM chassis and are fulfilled under short-term purchase orders, as is standard in the industry. We provide a limited product warranty to the OEM, which is substantially the same as the OEM warranty provided to the OEM’s retail customers. OEMs periodically reduce production or close plants for model changeovers that adversely affect operating results of industry participants. Sales may be adversely affected if OEMs perform such second stage manufacturing programs themselves and do not outsource the business. Approximately 87.4% of Tecstar Automotive Group’s sales for fiscal 2006 were made to General Motors.

Most of our second stage assembly programs with General Motors expired in April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and may not include our specialty equipment products until future model years. Certain other second stage assembly programs that are continuing into fiscal 2007 include a sport utility vehicle platform and a pick-up truck platform along with related accessory and service parts. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006. We are in discussions with General Motors on targeted second stage vehicle platforms, vehicles and accessory parts programs, and introductory timing. Any discontinuance of a specialty vehicle program or an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

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

On January 18, 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles. The new venture began production of a Chip Foose-designed 2006 Ford Stallion Mustang in June 2006.

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

In September 2005, we sold substantially all the assets of our production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1,500,000 (US$1,215,000 advanced as of April 30, 2006) revolving credit facility with Comerica Bank.

Concord Coatings, Inc. is a variable interest entity as defined by FIN 46R due to the fact Concord Coatings, Inc. requires additional subordinated financial support. The Company is the primary beneficiary of this entity based on the promissory note due to the Company and bank guarantees provided by the Company. The accounts of Concord Coatings, Inc. are consolidated by the Company as required by FIN 46R.

During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with Comerica Bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from Comerica Bank. Tecstar Automotive Group’s purchase of the loan will allow us to have a lead secured position over the remaining Concord assets in anticipation of the closure of the operations in the second quarter of fiscal 2007.

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

For the fiscal years ended April 30, 2004, 2005 and 2006, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 46%, 77% and 81.6%, respectively, of our total revenue for these periods. For the fiscal years ended April 30, 2004, 2005 and 2006, revenue related to sales of our products to and contracts with Toyota represented 44%, 11% and 0.9% of our total revenue for these periods, respectively. Approximately 82.8% of Tecstar Automotive Group’s sales for fiscal 2006 were made to General Motors.

We recognize revenue for product sales when goods and systems are assembled on the vehicles and prepared and deliverable to our customers in accordance with our contract terms and collectibility is reasonably assured. Contract revenue is principally recognized based on the percentage of completion method. Revenues on certain other contracts are recognized on a time and materials basis as costs are incurred.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 8.2% as of April 30, 2006) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002, 2003 and 2004, the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. During fiscal 2006, we spent approximately $0.6 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Pursuant to the terms of our Amended and Restated Certificate of Incorporation, upon the completion of our January 2003 public offering, all of the outstanding 3,513,439 shares of Series A common stock held by General Motors converted on a one-for-one basis into Quantum common stock. We also issued an additional 999,969 shares of our non-voting Series B common stock to General Motors pursuant to General Motors’ anti- dilution rights. As a result of the conversion of the Series A common stock, General Motors no longer has anti-dilution rights.

We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the date of their respective issuance. We are amortizing this intangible asset over the ten-year term of the strategic alliance with General Motors, subject to periodic evaluation for impairment.

Separation from IMPCO

We were incorporated under the laws of the State of Delaware on October 13, 2000, as a wholly-owned subsidiary of IMPCO. On July 23, 2002, IMPCO completed the distribution and spin-off of our company by distributing to IMPCO stockholders one share of Quantum common stock for every share of IMPCO common stock held on the record date. Prior to the distribution, we entered into several agreements with IMPCO with respect to, among other things, intellectual property and a number of ongoing commercial relationships. These agreements expire through July 23, 2007.

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

•	We conduct a major portion of our business with a limited number of customers. For the past fiscal year and for the foreseeable future, General Motors has represented, and is expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisitions of Tecstar Automotive Group, Empire Coach and Regency Conversions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In determining the fair value of the assets acquired and liabilities assumed in connection with our acquisitions, we consider the evaluations of independent valuation consultants and other estimates.

•

We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At April 30, 2006, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the consolidated balance sheet.

Results of Operations

Years Ended April 30, 2005 and 2006

Net revenue and operating income (loss) for our business segments for the years ended April 30, 2005 and 2006 were as follows:

	Revenue		Operating Income (Loss)
	Year Ended April 30		Year Ended April 30
	2005	2006	2005	2006
	(in thousands)
Quantum Fuel Systems	$22,982	$19,782	$(8,143)	$(13,383)
Tecstar Automotive Group	31,318	172,900	344	(11,366)
Corporate (1)	—	—	(6,011)	(9,853)

Total	$54,300	$192,682	$(13,810)	$(34,602)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Overall revenue increased $138.4 million from $54.3 million in fiscal 2005 to $192.7 million in fiscal 2006. This increase in overall revenue is mainly a result of the inclusion of Tecstar Automotive Group’s operations in our consolidated results since the merger with Tecstar Automotive Group on March 3, 2005 and was partially offset by a decrease in revenue from our Quantum Fuel Systems segment. Net revenue from our Quantum Fuel

Systems segment decreased $3.2 million from $23.0 million in fiscal 2005 to $19.8 million in fiscal 2006 primarily as a result of lower product sales.

Overall operating loss increased $20.8 million, from $13.8 million in fiscal 2005 to $34.6 million in fiscal 2006. The increase in fiscal 2006 is mainly due to the addition of Tecstar Automotive Group segment which had an operating loss of $11.4 million compared to operating income in the prior year of $0.3 million and a $5.3 million increase in the operating loss of our Quantum Fuel Systems segment as a result of lower product sales and contract revenue. Corporate expenses increased $3.8 million in fiscal 2006.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $1.9 million, or 18%, from $10.7 million in fiscal 2005 to $8.8 million in fiscal 2006. Product sales during fiscal 2005 and 2006 consisted of our hydrogen fuel metering and fuel storage systems for Toyota Motor Corporation’s fuel cell vehicle platforms and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to hydrogen fuel metering and fuel storage systems for fuel cell vehicle applications were $4.7 million in fiscal 2005 and $0.7 million in fiscal 2006 as a result of the completion and shipment during fiscal 2005 of all units ordered under Toyota’s fuel cell SUV platform and previous generation of our fuel system for the bus platform. We also expect to begin shipments of hydrogen fuel storage systems under a production intent fuel cell vehicle program with General Motors. During the fourth quarter of fiscal 2006, we began shipping the current generation of hydrogen fuel storage systems for Toyota’s bus platform. We expect shipments on orders of hydrogen fuel storage systems under Toyota’s fuel cell bus platform to increase in fiscal 2007. Sales related to compressed natural gas fuel systems increased $2.1 million, or 35.0%, from $6.0 million in fiscal 2005 to $8.1 million in fiscal 2006. The increase in fiscal 2006 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program. We expect compressed natural gas product sales to be lower in fiscal 2007.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.4 million, or 4.1%, from $9.7 million in fiscal 2005 to $9.3 million in fiscal 2006. The decrease in fiscal 2006 is mainly due to the decreased sales volume related to our hydrogen fuel metering and fuel storage systems and was partially offset by increased sales volume and increased average unit costs related to our compressed natural gas fuel systems.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $1.5 million from a positive $1.0 million in fiscal 2005 to a negative $0.5 million in fiscal 2006. The decrease in fiscal 2006 is mainly attributable to lower sales volume for our hydrogen fuel metering and fuel storage systems.

Contract revenue for the Quantum Fuel Systems segment decreased $1.3 million, or 10.6%, from $12.3 million in fiscal 2005 to $11.0 million in fiscal 2006. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Daimler Chrysler, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

Research and development expense associated with development contracts increased $1.8 million, or 24.0%, from $7.5 million in fiscal 2005 to $9.3 million in fiscal 2006. The increase in research and development expenses associated with development contracts during fiscal 2006 is primarily due to additional system design, product development and application engineering expenses for certain production-intent based development programs, which requires additional system engineering, testing, and validation work necessary to meet OEM production-ready requirements. Internally funded research and development expense for the Quantum Fuel Systems segment increased slightly by $0.2 million, or 2.4%, from $8.2 million in fiscal 2005 to $8.4 million in fiscal 2006.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.4 million, or 10.0%, from $4.0 million in fiscal 2005 to $4.4 million in fiscal 2006. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 13.3% for fiscal 2006 compared to 12.9% for fiscal 2005 as a result of increased business development activities.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in fiscal year 2006 was the same as in fiscal 2005 and amounted to $1.7 million.

Operating loss for the Quantum Fuel Systems segment increased $5.2 million, from $8.1 million in fiscal 2005 to $13.4 million in fiscal 2006. The increase in the operating loss for the Quantum Fuel Systems segment for fiscal 2006 is primarily a result of decreased sales volume related to our hydrogen fuel metering and fuel storage systems and higher research and development expenses associated with development contracts. We expect the Quantum Fuel System segment to incur continued operating losses in fiscal 2007, although we expect the losses to be lower than fiscal 2006 as a result of anticipated higher revenue levels and lower operating expenses.

Tecstar Automotive Group Segment

Activity in the Tecstar Automotive Group segment relates primarily to operations acquired in connection with the acquisitions of Tecstar Automotive Group on March 3, 2005 and of Regency on February 8, 2006. The operating results of Tecstar Automotive Group and Regency have been included in our consolidated financial results since the dates of the acquisitions. Tecstar Automotive Group product sales include OEM-level specialty equipment and vehicle accessories, known as styling parts and performance products that are added to OEM pick-up trucks, SUVs and vans through a second stage assembly process and distributed through OEMs or a dealer network.

Overall revenues for the Tecstar Automotive Group of $173 million for fiscal 2006 decreased $11 million or 6.0% from fiscal 2005 pro forma revenues of $184 million as if the merger with Tecstar Automotive Group had been completed on May 1, 2004. The decline primarily resulted from the expiration of certain second stage contracts with General Motors in the second half of fiscal 2006.

Product sales for the Tecstar Automotive Group totaled $164.0 million in fiscal 2006. Second stage assembly revenues were $93.4 million in fiscal 2006 and are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Substantially all product sales for this business segment were to General Motors in fiscal 2006. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $61.6 million and other revenues totaled $9.0 million in fiscal 2006, respectively. We expect product sales in fiscal 2007 to continue to be negatively impacted by the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors; however, we anticipate that overall product revenues for fiscal 2007 will approximate fiscal 2006 as a result of the Regency acquisition and other dealer network and specialty vehicle programs through our newly formed Unique Performance Concepts business venture and the Empire Coach business.

Cost of product sales for the Tecstar Automotive Group was $154.4 million in fiscal 2006. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $9.9 million or 6.0% of sales for fiscal 2006.

Contract revenue for the Tecstar Automotive Group was $8.9 million in fiscal 2006. Revenue is associated with design and engineering services for concept vehicles and a second stage assembly consulting project for a special military vehicle assembly program for Force Protection Industries. Research and development expense associated with cost of contract revenue was $8.1 million in fiscal 2006.

Selling, general and administrative expenses for the Tecstar Automotive Group were $19.6 million in fiscal 2006 or 11.3% of total segment revenue for fiscal 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. In addition, foreign currency transaction gains of $0.9 million in fiscal 2006 related to our Canadian second stage operations are included as a reduction of selling, general and administrative expenses.

Amortization of intangibles was $2.4 million in fiscal 2006 and primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisition of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts.

Operating loss for the Tecstar Automotive Group segment was $11.4 million in fiscal 2006. This operating segment loss in fiscal 2006 included $4.4 million in operating losses from our paint operations in Canada, with $3.4 million in operating losses based on operational charges and impairment of assets identified during the fourth quarter of fiscal 2006 at Concord Coatings. We expect our Tecstar Automotive Group segment to realize improved operating results during fiscal 2007 as a result of improved gross margins on revenues shifting to dealer network and dual invoice programs and the liquidation of Concord Coatings anticipated in the second quarter of fiscal 2007.

Corporate

Corporate expenses increased by $3.9 million, or 65%, from $6.0 million in fiscal 2005 to $9.9 million in fiscal 2006 primarily as a result of supporting the addition of the Tecstar Automotive Group segment operations for an entire year compared to only approximately two months in fiscal 2005. Corporate expenses as a percentage of total revenues decreased to 5.4% in fiscal 2006 as compared to 11.0% in fiscal 2005.

Non-Reporting Segment Results

Interest Income and Expense. Interest income increased by $0.1 million, or 10.0%, from $1.0 million in fiscal 2005 to $1.1 million in fiscal 2006. The increase is primarily a result of higher yields earned due to increases in the federal funds rate over the course of fiscal 2006 and partially offset by declines in levels of cash and marketable securities. Interest expense amounted to $3.0 million in fiscal 2006 as compared to $0.3 million in fiscal 2005. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006.

Income Taxes. During fiscal 2006, we realized a tax benefit of approximately $0.7 million primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses in fiscal 2007 and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets.

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

Net revenue increased $26.2 million, or 93.2%, from $28.1 million in fiscal year 2004 to $54.3 million in fiscal 2005. The primary reason for the increase in overall revenue is the inclusion of Tecstar Automotive Group’s operations for the period March 4, 2005 through April 30, 2005 as a result of the acquisition completed on March 3, 2005.

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

Tecstar Automotive Group Segment

All activity in the Tecstar Automotive Group segment relates to operations acquired in connection with the merger with Tecstar Automotive Group on March 3, 2005 and consists of activities for the period beginning March 4, 2005 and ending April 30, 2005. Tecstar Automotive Group product sales include OEM-level specialty equipment and vehicle accessories, known as styling parts and performance products, that are added to OEM pick-up truck and sport utility vehicles through a second-stage assembly process or distributed through an OEM dealer network.

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

Operating income was $0.3 million for the period March 4, 2005 to April 30, 2005.

Corporate

Corporate expenses increased by $0.7 million, or 13.2%, from $5.3 million in fiscal 2004 to $6.0 million in fiscal 2005. Corporate expenses as a percentage of total revenues decreased to 11.0% in fiscal 2005 as compared to 18.8% in fiscal 2004.

Non-Reporting Segment Results

Interest Income and Expense Interest income increased by $0.5 million, or 100.0%, from $0.5 million in fiscal 2004 to $1.0 million in fiscal 2005. In October 2003, we completed a public offering that yielded net proceeds of $60.1 million. The investment of those proceeds for a full twelve-month period in fiscal 2005 compared to approximately a six-month period during fiscal 2004 was the primary reason for the increase. Interest expense increased in fiscal 2005 to $310,000 as compared to $45,000 in fiscal 2004 as a result of $23.8 million in debt obligations assumed in connection with the Tecstar Automotive Group merger on March 3, 2005.

Provision for Income Taxes. Income tax expense remained minor due to our net losses during both fiscal years. A partial valuation allowance has been established for our deferred tax assets due to our lack of earnings history.

Liquidity and Capital Resources

In July 2002, we received $15.0 million in cash in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million, all of which has been used for working capital purposes. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million. On June 29, 2006, we completed a private investment in public entity (“PIPE”) transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of our common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15.

In connection with our acquisition of Tecstar Automotive Group, we assumed a total of $23.8 million of long-term debt at the close of the Tecstar Automotive Group merger on March 3, 2005 which included $15.0 million of unsecured senior subordinated convertible notes that were issued in a private placement with Tecstar Automotive Group in July 2004. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with Tecstar Automotive Group, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77 per dollar of debt converted. The scheduled July 1, 2005, January 31, 2006 and July 1, 2006 semi-annual interest payments were made in cash.

Our principal sources of liquidity as of April 30, 2006 included cash and cash equivalents of $9.0 million, long-term marketable securities of $15.0 million, and revolving lines of credit with maximum availability totaling $25.0 million. Advances outstanding under the lines totaled $22.8 million at April 30, 2006. As discussed further below, $15.0 million of our marketable securities are now pledged as collateral under the terms of our credit facility with a financial institution as amended on May 19, 2006 and June 30, 2006.

In our prior fiscal year ending April 30, 2005, we had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders that were assumed in connection with our acquisition of Tecstar Automotive Group. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of Tecstar Automotive Group. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of Tecstar Automotive Group’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On September 9, 2005 Tecstar Automotive Group and the lead domestic and Canadian financial institution lender, Comerica Bank, amended and restated the existing revolving credit agreements (the “First Amended Credit Agreement”). On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third Amended Credit Agreement, maximum availability is $25.0 million under the domestic credit line, which is reduced commensurate to any borrowings under the $5.0 million Canadian credit line. The amount of available advances is subject to limitations based upon our eligible accounts receivables and collateralized marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (7.75% at April 30, 2006) minus 1.25% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Third Amended Credit Agreement expires on February 1, 2009. Advances under the Third Amended Credit Agreement require us to meet certain minimum consolidated net worth covenants on a quarterly basis and a requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period each month. We are prohibited from making investments in, merging or acquiring, any other unrelated entity or business without the approval of the lender. Quantum and each of its direct and indirect subsidiaries provided Comerica Bank with an unlimited guaranty for Tecstar Automotive Group’s obligations and granted a security interest in all of our assets to Comerica Bank under the Third Amended Credit Agreement.

In connection with the Third Amended Credit Agreement, we agreed to purchase Concord Coating’s loan from Comerica Bank for $1.2 million. The purchase was in satisfaction of the Tarxien guaranty of the Concord Coating loan and was necessary in order for us to assure that certain parts critical to Tecstar Automotive Group programs were completed prior to Concord Coatings ceasing operations and liquidating its assets as anticipated during the second quarter of fiscal 2007.

We did not meet the minimum consolidated net worth level required and the minimum level of unencumbered consolidated cash and marketable securities required under the First Amended Credit Agreement. We were in compliance with all other requirements of other debt obligations, including the unsecured senior subordinated convertible notes. Our lender has waived all applicable covenant requirements for April 30, 2006 and we anticipate that we will meet all requirements under the Third Amended Credit Agreement through our next fiscal year ending April 30, 2007. Accordingly, we have classified the outstanding balances under the credit facility in long-term debt with no current maturities anticipated in fiscal 2007.

We believe that our available working capital will be adequate to meet our liquidity needs for at least the next twelve months. If we desire additional financing to take advantage of strategic opportunities, complete product and application development, to develop facilities for commercialization and limited production of our products and systems, or to fund future operating activities, we believe such financing can be adequately sourced through financial institutions and public or private offerings of equity or debt securities. Although we believe those requirements can be adequately sourced, we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors. As of April 30, 2006, we had no material commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Quantum Fuel Systems segment is dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. The Tecstar Automotive Group segment is dependent on factors such as model year changeover of vehicle platforms by General Motors, economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Our cash and levels of borrowing are also impacted by the timing of Tecstar Automotive Group’s once-a-month cash collections on product sales to General Motors. For example, borrowings under the revolving lines of credit at the end of our fourth quarter of fiscal 2005 were lower than at each of our four quarterly end periods in fiscal 2006 primarily as a result of an early payment from General Motors that was scheduled for early May 2005. Competition and a reliance on a few customers, particularly General Motors, are additional factors that may impact our future operations.

Net cash used in operating activities was $36.8 million during fiscal 2006 as compared to $6.8 million during fiscal 2005. The use of cash during fiscal 2006 is primarily due to a net loss of $26.7 million as adjusted for net non-cash charges of $8.8 million, primarily consisting of depreciation and amortization. Cash from operating activities was also impacted by an increase in levels of inventories of $4.9 million and a decrease in levels of accounts payable of $8.1 million. Although accounts receivable of $28.8 million at April 30, 2006 was comparable to the level at April 30, 2005 of $24.1 million, there is not a direct correlation between the receivable levels at the end of these two periods and the applicable revenue streams that give rise to the receivables. Accounts receivable was lower than expected at April 30, 2005 as a result of the timing of collections on product sales to General Motors. Tecstar Automotive Group normally receives a large cash collection from General Motors once a month that covers a substantial portion of its segment product sales. Over the course of fiscal 2006, only 11 large monthly payments were received due to this earlier than expected collection of a payment scheduled for May 2005 that was received during the last week in April 2005 amounting to $14.0 million. This timing, in addition to increased product sales during the second quarter, resulted in significant higher levels of accounts receivable experienced during the first half of fiscal 2006 of $43.1 million at October 31, 2005. A significant decline in product sales during the second half of the current fiscal year was the primary reason for the decline in accounts receivable at the end of fiscal 2006 as compared to mid-year levels. The decrease in accounts payable is primarily due to overall decreases in production during the second half of fiscal 2006 in our Tecstar Automotive Group segment. The increase in inventory was primarily due to expanded production activities related to our Amstar second stage operations and higher levels of automotive OEM accessory parts on hand associated with an expanded distribution program.

Net cash provided by investing activities during the fiscal 2006 was $9.3 million as compared to $5.8 million during fiscal 2005. The net cash provided in the current fiscal year is mainly a result of maturities on our marketable securities exceeding the levels of reinvestment in longer-term securities by $21.1 million. Purchases of equipment and leasehold improvements were $8.0 million in fiscal 2006 as compared to $1.9 million for the prior fiscal year as a result of our expanded operations with the addition of Tecstar Automotive Group in March 2005. During the second quarter of fiscal 2006, we paid $600,000 pursuant to our acquisition of Empire Coach. In the fourth quarter of fiscal 2006, we paid $2.7 million, net of cash acquired, as part of the consideration provided in connection with our acquisition of Regency.

Net cash provided by financing activities during fiscal 2006 was $24.4 million as compared to $3.1 million fiscal 2005. Cash provided during fiscal 2006 was principally from borrowings of $22.6 million on the revolving credit facilities we assumed in connection with the Tecstar Automotive Group acquisition in March 2005. We also received $1.5 million of proceeds in connection with promissory notes issued to the minority interest partner associated with our consolidated subsidiary Amstar LLC and $0.5 million in proceeds from exercises of stock options. Payments on notes payable amounted to $0.5 million in fiscal 2006.

The ratio of current assets to current liabilities was 2.5:1 at April 30, 2005 and 1.5:1 at April 30, 2006. During fiscal 2006, our total working capital decreased by $32.0 million, from $58.4 million at the end of fiscal 2005 to $26.4 million at April 30, 2006.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2006 (see Notes 11 and 13 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$15,571,197	$4,926,157	$5,982,083	$2,899,409	$1,763,548
Long-term Debt	42,431,780	9,339,212	15,906,297	16,010,330	1,175,941
Employment Agreements (1)	9,822,000	5,031,000	4,791,000	—	—
Scheduled Interest Payments	3,337,872	1,447,337	1,780,434	129,968	20,133

Total	$71,162,849	$20,743,706	$28,459,814	$19,039,707	$2,959,622

(1)	Includes agreements in place as of May 1, 2006 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executive officers, see the text of the employment agreements, which are filed as exhibits to this report.

Research and Development Funding Commitment. Pursuant to the Corporate Alliance Agreement with General Motors, the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for each of the calendar years 2002 through 2005, the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. The Company and General Motors have continued to jointly work on research and development projects since the May 14, 2005 expiration of the most recent statement of work arrangement.

Royalties. Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the Corporate Alliance Agreement. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. As of April 30, 2006, no revenue sharing payments have been applicable.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and cash equivalents and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at April 30, 2006, a 1% decrease in interest rates would result in reduced annual interest income of approximately $240,000.

We are also at risk due to the variable nature of our $25 million in revolving credit facilities and our mortgage note. As of April 30, 2006, we had $22.8 million borrowings outstanding related to the revolving credit facilities. However, a 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $250,000, assuming the maximum amount was outstanding on the credit facilities during an entire year. A 1% increase would result in approximately $8,418 of additional interest expense related to the mortgage note.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $0.9 million for the year ended April 30, 2006.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $346,000 for the period from the date of acquisition of Regency on February 8, 2006 to April 30, 2006. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R requires the expensing of unvested stock options. In April 2005, the FASB delayed the initial adoption of SFAS No. 123R to annual periods that begin after June 15, 2005. As such, we will adopt the provisions of SFAS No. 123R in fiscal 2007 beginning May 1, 2006. Currently, we account for stock options using the intrinsic value method of reporting prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provide footnote disclosure of the compensation expense associated with stock options. See additional information in Note 2 to the consolidated financial statements regarding our transition to SFAS 123R and the anticipated impacts.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we will adopt these provisions for the annual reporting period beginning May 1, 2006. We are currently evaluating the impact that SFAS No. 151 will have on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) Design and Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

•	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	Provide reasonable assurances that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our internal control over financial reporting was not effective as of April 30, 2006. As defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness as of April 30, 2006 was that the Company did not have the internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. This material weakness resulted in late period adjustments and delays in the preparation of financial statements and filings.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for the operations acquired during fiscal 2006 of Regency Conversions Inc. and Empire Coach Enterprises, LLC and certain other minor component subsidiaries of our Tecstar Automotive Group reporting segment. Our consolidated sales for the fiscal year ended April 30, 2006 were $190.0 million, of which Regency Conversions Inc. represented $10.5 million, Empire Coach Enterprises, LLC represented $0.8 million. McGladrey & Pullen, LLP, our independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

Status of Management’s Remedial Action

The Company is implementing remedial controls to address this matter, involving a review of accounting resources and structure of accounting functions.

60.1

REPORT OF MCGLADREY AND PULLEN, LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9(b), that Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of April 30, 2006 because of the effect of a material weakness related to the company not maintaining a control environment that allowed for adequate management resources to be devoted to certain technical, complex, and non-routine transactions in a timely manner, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9(b), management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of the Regency Conversions, Inc. and Empire Coach Enterprises, which were acquired on February 8, 2006 and September 15, 2005, respectively, and are included in the fiscal 2006 consolidated financial statements of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries, and constituted $17.3 million and $ 3.1 million, respectively, of total asset and $ 6.2 million and $1.2 million, respectively, of total liabilities as of April 30, 2006 and $10.5 million and $0.8 million, respectively, of sales and $0.0 million and $1.2 million, respectively, of pretax loss for the year then ended. Our audit of the internal control over financial reporting of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of these companies.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of April 30, 2006, the Company did not maintain a control environment which allowed for adequate management resources to be devoted to certain technical, complex, and non-routine transactions in a timely manner. This material weakness resulted in delays and adjustments to the fiscal 2006 consolidated financial statements with respect to the consolidation of a variable interest entity and the accounting for other non-routine transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 consolidated financial statements, and this report does not affect our report dated July 27, 2006 on those financial statements.

In our opinion, management’s assessment that Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

Irvine, California

July 27, 2006

(c) Changes in Internal Control Over Financial Reporting

There has been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com/about/corporate_goverance/coc.php.

Item 11. Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our fiscal 2006 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit No.	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto).

2.2	Agreement and Plan of Merger, dated as of November 23, 2004, by and among the Registrant, Quake Sub, Inc. and Starcraft Corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on November 23, 2004).

2.3	Agreement and Plan of Merger, dated February 8, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., Regency Acquisition Company, LLC, Regency Conversions, Inc., and the shareholders of Regency Conversions, Inc.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 29, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

Exhibit No.	Description
10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.6(a)	Quantum Fuel Systems Technologies Worldwide, Inc. Amended 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 that was filed with the SEC on September 9, 2005)

10.6(b)*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-96923), which was filed with the SEC on July 23, 2002).

10.7†	Corporate Alliance Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.8	Master Technical Development Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.32 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.9	Stock Transfer Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation, (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.10	Registration Rights Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.11	Lease, dated August 18, 1997, between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc., as Lessee (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998, which was filed with the SEC on July 29, 1998).

10.12	Lease, dated as of March 31, 2000, by and between IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000, which was filed with the SEC on June 30, 2000).

10.13	Memorandum of Understanding and Teaming Agreement, dated May 22, 2000, between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

Exhibit No.	Description
10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.17	Amendment to Lease Agreement, dated October 18, 2000, among the Registrant, IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. and Klein Investments (incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.19	Lease, dated March 5, 2004, between Klein Investments, Family Limited Partnership, as Lessor, and the Registrant, as Lessee (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.20	Memorandum of Understanding, dated June 2, 2004, between the Registrant and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-101668), which was filed with the SEC on December 5, 2002).

10.22(a)	Amended and Restated Employment Agreement, dated May 1, 2006, by and between Registrant and Alan P. Niedzwiecki.

10.22(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.22(c)*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.22(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.22(e)*	Addendum B to Employment Agreement, dated as of November 2, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.23(a)	Employment Agreement, dated January 10, 2006, between the Registrant and W. Brian Olson.

10.23(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.23(c)*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

Exhibit No.	Description
10.23(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(e)*	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(f)*	Addendum C to Employment Agreement, dated as of November 2, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.24*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.25(a)	Employment Agreement, dated May 1, 2006, by and between the Registrant and Dale L. Rasmussen

10.25(b)*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.26(a)	Employment Agreement, effective May 1, 2006, by and between the Registrant and Jeffrey P. Beitzel

10.26(b)*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.27*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Michael H. Schoeffler (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.28(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Richard C. Anderson.

10.28(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Richard C. Anderson (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.29(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Douglass C. Goad.

10.29(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Douglass C. Goad (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.30(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Joseph E. Katona III.

10.30(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

Exhibit No.	Description
10.31*	Form of Restricted Stock Award Agreement under the Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.33*	Summary of Director Compensation Arrangements for Fiscal Year 2007 (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 1, 2006).

10.34	Registration Rights Agreement, dated March 3, 2005, by and among the Registrant, Kelly L. Rose, Jeffrey P. Beitzel, Richard C. Anderson and Douglass C. Goad (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.35	Loan Agreement, dated February 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 31, 2002, which was filed with the SEC on May 7, 2002).

10.36	First Amendment to Loan Agreement and Note, dated as of May 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.37	Amendment No. 2 to Loan Agreement and Consent, dated as of June 7, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.38	Amendment to Loan Agreement, dated August 1, 2003, between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.39	Loan Agreement, dated June 28, 2002, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.15 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.40	Amendment No. 1 to Loan Agreement, dated April 6, 2003, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.41	Amendment to Loan Agreement, dated August 1, 2003, between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.42	Credit Agreement, dated January 16, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.43	Amendment No. 1 to Credit Agreement, dated January 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

Exhibit No.	Description
10.44	Amendment No. 2 to Credit Agreement, dated March 28, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.45	Amendment No. 3 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(d) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.46	Amendment No. 4 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(e) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.47	Amendment No. 5 to Credit Agreement, effective September 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(f) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.48	Form of Revolving Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.49	Form of Swing-line Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.50	Loan Agreement, made as of April 30, 2003, between Tecstar Manufacturing Canada Limited and Comerica Bank (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.51	First Amendment to Loan Agreement, dated August 1, 2003, between Tecstar Manufacturing Canada, Ltd. and Comerica Bank (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.52	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 (incorporated herein by reference to Exhibit 4.16 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.53	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 (incorporated herein by reference to Exhibit 4.17 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.54	Convertible Senior Subordinated Note Purchase Agreement, dated July 12, 2004, among Starcraft Corporation and certain purchasers named therein (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Starcraft Corporation filed with the SEC on July 14, 2004).

10.55	License Agreement, dated September 12, 1991, by and between Starcraft Corporation and Starcraft RV, Inc. (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

Exhibit No.	Description
10.56	License Agreement, dated January 18, 1991, by and between Starcraft Corporation and Starcraft Recreational Products, Ltd. (incorporated herein by reference to Exhibit 10.25 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.57	Reimbursement Agreement, dated as of December 12, 2000, between Starcraft Corporation, National Mobility Corporation, Imperial Automotive Group, Inc., Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(a) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.58	Security Agreement, entered into as of December 12, 2000, between Starcraft Corporation, Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.59	Real Property Mortgage (LaGrange County, Indiana) (Elkhart County, Indiana), dated as of December 12, 2000, by Starcraft Corporation, f/k/a Rokane Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.60	Agreement for Office Lease, dated February 15, 2003, by and between Gateway Property Development, LLC and Starcraft Corporation (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.61*	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.62*	Employment Agreement, effective May 1, 2006, by and between the Registrant and Bradley J. Timon.

10.63*	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2005)

10.64	Amended and Restated Credit Agreement, dated September 9, 2005, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 that was filed with the SEC on December 12, 2005).

10.65	Second Amended and Restated Credit Agreement, dated May 19, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank.

10.66	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank.

10.67	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank.

10.68	Security Agreement, dated May 19, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., each of its Subsidiaries, and Comerica Bank.

10.69	Guaranty, dated May 19, 2006, by and among Registrant, each of its subsidiaries, and Comerica Bank.

10.70	Amended and Restated Credit Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank.

Exhibit No.	Description
10.71	Security Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank.

10.72	Guarantee, dated May 19, 2006, by and between Tecstar Automotive Group, Inc. and Comerica Bank.

10.73	Third Amended Credit Agreement dated June 30, 2006 (Amendment No. 1 to Credit Agreement and Waiver).

10.74	Agreement, dated June 30, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank.

10.75	Assignment and Assumption of Option to Purchase Agreement, dated February 13, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Cartwright, LLC. (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on February 17, 2006)

10.76	Form of Securities Purchase Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006.

10.77	Form of Registrations Rights Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006.

10.78	Form of Common Stock Purchase Warrant issued in connection with Registrant’s Private Placement of Securities dated June 29, 2006.

16.1	Letter re: Change in Certifying Accountants dated November 25, 2005. (Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on November 23, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quantum Fuel Systems Technologies Worldwide, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheet of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries as of April 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended April 30, 2006. Our audit also included the 2006 financial statement schedule of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries at April 30, 2006, and the results of their operations and their cash flows for the year ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Fuel Systems Technologies Worldwide, Inc.’s and subsidiaries’ internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated July 28, 2006 expressed an unqualified opinion on management’s assessment of Quantum Fuel Systems Technologies Worldwide, Inc.’s and subsidiaries’ internal control over financial reporting and an opinion that Quantum Fuel Systems Technologies Worldwide Inc.’s and subsidiaries’ had not maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    MCGLADREY AND PULLEN, LLP

Irvine, California

July 28, 2006

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries as of April 30 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2005, respectively. Our audits also included the financial statement schedule listed in the index at Item 15(a) for each of the two years ended April 30, 2005. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries at April 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years ended April 30, 2005.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 22, 2005, except for the 9th paragraph of Note 1 as to

which the date is June 13, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,736,688	$9,012,610
Marketable securities held-to-maturity	32,101,357	—
Accounts receivable, net	24,100,272	28,785,558
Inventories, net	24,383,684	34,965,750
Tooling and engineering	1,330,934	2,511,876
Refundable income taxes	2,721,381	38,671
Prepaids and other current assets	791,871	1,988,634

Total current assets	97,166,187	77,303,099
Property and equipment, net	20,866,655	23,716,716
Restricted cash equivalents and marketable securities held-to-maturity	4,001,182	15,000,000
Intangible assets, net	58,231,930	59,954,867
Goodwill	102,594,699	105,593,765
Deposits and other assets	891,555	740,154

Total assets	$283,752,208	$282,308,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,760,387	$26,881,031
Accrued payroll obligations	2,234,049	2,677,661
Accrued interest	457,408	739,996
Notes payable	250,000	2,225,574
Deferred revenue	52,889	796,037
Accrued warranties	1,258,119	804,518
Customer deposits	973,923	6,151,754
Other accrued liabilities	2,285,595	1,252,211
Current maturities of long-term debt	525,215	9,339,212

Total current liabilities	38,797,585	50,867,994
Long-term debt, net of current maturities	19,656,162	33,092,568
Deferred income taxes	6,090,428	5,885,143
Other accrued liabilities	—	401,227
Commitments and contingencies
Minority interests	—	468,801

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 51,735,257 issued and outstanding at April 30, 2005 and 53,774,113 issued and outstanding at April 30, 2006	51,735	53,774
Additional paid-in-capital	254,680,716	263,020,201
Accumulated deficit	(35,543,418)	(71,076,473)
Unearned compensation—restricted stock awards	—	(216,601)
Accumulated other comprehensive income (loss)	18,000	(189,033)

Total stockholders’ equity	219,208,033	191,592,868

Total liabilities and stockholders’ equity	$283,752,208	$282,308,601

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2004	2005	2006
Revenue:
Net product sales	$18,624,021	$40,747,861	$172,862,517
Contract revenue	9,495,428	13,552,172	19,819,676

Total revenue	28,119,449	54,300,033	192,682,193
Costs and expenses:
Cost of product sales	12,864,702	36,188,831	163,446,916
Research and development	13,997,545	17,176,021	25,859,671
Selling, general and administrative	8,930,874	12,617,444	33,895,703
Amortization of intangibles	1,659,775	2,127,775	4,081,908

Total costs and expenses	37,452,896	68,110,071	227,284,198

Operating loss	(9,333,447)	(13,810,038)	(34,602,005)

Interest income	455,553	950,865	1,056,141
Interest expense	(44,593)	(309,688)	(3,033,887)
Minority interest in losses of subsidiaries	—	—	405,695
Other income (expense), net	27,412	80,241	(14,185)
Income tax benefit (provision)	(39,345)	(10,170)	655,186

Net loss	$(8,934,420)	$(13,098,790)	$(35,533,055)

Net loss per share—basic and diluted	$(0.33)	$(0.37)	$(0.67)

Number of shares used in per share calculation—basic and diluted	27,257,230	35,048,437	53,283,956

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 30, 2003	999,969	$1,000	21,680,475	$21,680	$56,437,797	$(13,510,208)	$—	$—	$42,950,269
Issuance of common stock in public offering	—	—	8,050,000	8,050	60,127,888	—	—	—	60,135,938
Stock option exercises	—	—	874,664	875	3,409,114	—	—	—	3,409,989
Non-cash stock compensation charge	—	—	—	—	16,714	—	—	—	16,714
Warrant issuances and exercises	—	—	67,950	68	(68)	—	—	—	—
Additional costs related to equity offerings	—	—	—	—	(127,013)	—	—	—	(127,013)
Net loss	—	—	—	—	—	(8,934,420)	—	—	(8,934,420)

Balance at April 30, 2004	999,969	$1,000	30,673,089	$30,673	$119,864,432	$(22,444,628)	$—	$—	$97,451,477
Issuance of common stock in connection with acquisition	—	—	20,995,683	20,995	134,561,332	—	—	—	134,582,327
Stock option exercises	—	—	65,794	66	254,953	—	—	—	255,019
Warrant issuances and exercises	—	—	691	1	(1)	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	18,000	18,000
Net loss	—	—	—	—	—	(13,098,790)	—	—	(13,098,790)

Comprehensive loss									(13,080,790)

Balance at April 30, 2005	999,969	$1,000	51,735,257	$51,735	$254,680,716	$(35,543,418)	$—	$18,000	$219,208,033
Issuance of restricted stock	—	—	91,806	92	324,908	—	(325,000)	—	—
Compensation recognized on restricted stock award	—	—	—	—	—	—	108,399	—	108,399
Issuance of common stock in connection with acquisition	—	—	1,815,000	1,815	7,563,095	—	—	—	7,564,910
Stock option exercises	—	—	132,050	132	451,482	—	—	—	451,614
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(207,033)	(207,033)
Net loss	—	—	—	—	—	(35,533,055)	—	—	(35,533,055)

Comprehensive loss									(35,740,088)

Balance at April 30, 2006	999,969	$1,000	53,774,113	$53,774	$263,020,201	$(71,076,473)	$(216,601)	$(189,033)	$191,592,868

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2004	2005	2006
Cash flows from operating activities:
Net loss	$(8,934,420)	$(13,098,790)	$(35,533,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,213,193	5,554,528	10,503,621
Loss on disposal of property and equipment	17,497	18,563	223,870
Non-cash stock compensation charge	16,714	—	108,399
Deferred income taxes	—	—	(676,433)
Gain on exchange rate changes	—	—	(908,313)
Minority interest in losses of subsidiaries	—	—	(405,695)
Costs arising from termination of business combination	126,819	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,808)	352,475	(2,626,575)
Inventories	281,133	(5,176,690)	(4,939,541)
Tooling and engineering	—	111,841	(1,180,942)
Refundable income taxes	—	52,829	2,144,672
Deposits and other assets	(354,844)	1,646,286	(982,349)
Accounts payable	(1,200,935)	4,097,442	(8,061,162)
Customer deposits	—	973,923	5,177,831
Other accrued liabilities	41,105	(1,294,420)	326,418

Net cash used in operating activities	(4,795,546)	(6,762,013)	(36,829,254)

Cash flows from investing activities:
Purchases of property and equipment	(1,467,429)	(1,900,381)	(7,960,415)
Proceeds from sale of property and equipment	450	52,000	—
Acquisition of Tecstar Automotive Group, net of cash acquired	—	(9,067,024)	(496,022)
Acquisition of Regency Conversions, net of cash acquired	—	—	(2,733,669)
Acquisition of Empire Coach Enterprises	—	—	(600,000)
Purchases of marketable securities	(54,611,970)	(36,666,956)	(17,754,554)
Maturities of marketable securities	1,784,403	53,391,984	38,857,093
Other non-current assets	—	39,605	—

Net cash provided by (used in) investing activities	(54,294,546)	5,849,228	9,312,433

Cash flows from financing activities:
Payments on capital lease and other obligations	(138,794)	(11,443)	(19,083)
Proceeds from issuance of notes payable	—	250,000	1,500,000
Payments on notes and obligations payable	—	(58,162)	(497,394)
Borrowings (payments) on revolving credit agreement	—	(3,506,942)	22,603,997
Proceeds from issuance of common stock, net	60,135,938	—	—
Proceeds from exercises of stock options and warrants	3,409,989	255,019	451,614
Contributions from minority interest holders	—	—	387,544
Additional costs related to equity offering	(127,013)	—	—

Net cash provided by (used in) financing activities	63,280,120	(3,071,528)	24,426,678
Effect of exchange rate changes on cash	—	(7,900)	366,065

Net increase (decrease) in cash and cash equivalents	4,190,028	(3,992,213)	(2,724,078)
Cash and cash equivalents at beginning of year	11,538,873	15,728,901	11,736,688

Cash and cash equivalents at end of year	$15,728,901	$11,736,688	$9,012,610

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended April 30,
	2004	2005	2006
Supplemental schedule of non-cash investing and financing activity:
Acquisition of Tecstar Automotive Group, Regency and Empire Coach:
Fair value of tangible assets acquired	$—	$52,445,578	$7,851,435
Goodwill and intangibles	—	149,294,699	8,319,066
Fair value of liabilities assumed	—	(57,189,042)	(5,052,784)
Issuance of common stock	—	(134,582,328)	(7,564,910)
Accounts payable and other liabilities for unpaid acquisition costs	—	(901,883)	276,884
Formation of Advanced Lithium Power and Unique Performance Concepts:
Fair value of tangible assets contributed	—	—	40,387
Fair value of intangibles contributed	—	—	476,998
Fair value of liabilities assumed	—	—	(40,387)
Minority interest	—	—	(564,542)
Issuance of warrants	16,714	—	—
Supplemental disclosure information:
Cash paid during the year for:
Interest	$44,593	$94,973	$2,751,299
Income taxes	39,345	7,365	21,247

See accompanying notes.

F-7.1

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum” or the “Company”) provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (“OEMs”) and OEM dealer networks. The Company also designs, engineers and manufactures hybrid and fuel cell vehicles.

Prior to July 23, 2002, the Company was a wholly-owned division of IMPCO Technologies, Inc. (“IMPCO”). On this date, IMPCO distributed the stock of the Company to stockholders of IMPCO (the “Distribution”) based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. The Company’s accumulated deficit represents its operating results from the distribution date to the date of the periods presented.

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. On September 15, 2005, TAG acquired a 51.0% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20.0% equity interest in Concord Coatings, cash and a promissory note. On January 18, 2006, TAG obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. On February 8, 2006, the Company acquired all of the stock of Regency Conversions, Inc. (“Regency”), a vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts. On March 24, 2006, the Company obtained a 35.5% stake in Advanced Lithium Power Inc., a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property.

The Company’s authorized capital stock was amended in connection with the acquisition of TAG. The authorized capital stock at April 30, 2005 and 2006 consists of 20,000,000 shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100,000,000 shares of common stock, par value $0.001 per share, 54,774,082 shares issued and outstanding (which includes 999,969 shares of Series B common stock). Of the 100,000,000 authorized shares of common stock, 2,000,000 are designated as Series B common stock. Common stock previously designated as Series A was eliminated under the Company’s Amended and Restated Certificate of Incorporation.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary TAG for the period subsequent to the merger completed on March 3, 2005 and TAG’s wholly-owned subsidiary Regency Conversions, LLC for the period subsequent to the acquisition of Regency on February 8, 2006. The consolidated financial statements also include TAG’s wholly-owned subsidiaries Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration,

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LLC, Quantum Power and Performance, LLC, a 50.1% ownership interest in Unique Performance Concepts, LLC, and a 51.0% ownership interest in Empire Coach Enterprises, LLC. The ownership position of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005 pursuant to an Assignment of Capital Units. Also acquired in connection with the TAG merger is the operating activities of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50.0%. The accounts of Advanced Lithium Power Inc. (“ALP”) have been included in the consolidated financial statements for the period since the Company obtained a 35.5% equity share of ALP on March 24, 2006 due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50.0% equity position in Amstar with AM General LLC holding the remaining 50.0% equity position. Amstar’s operations are similar in nature to TAG’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position in a manner similar to minority interest (see Note 8).

Concord Coatings, Inc. is a variable interest entity as defined by FIN 46R due to the fact Concord Coatings, Inc. requires additional subordinated financial support. The Company is the primary beneficiary of this entity based on the promissory note due to the Company and bank guarantees provided by the Company. The accounts of Concord Coatings, Inc. are consolidated by the Company as required by FIN 46R.

All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 2003, the Company completed a public equity offering of an aggregate of 4,025,000 shares of its common stock at a price of $2.25 per share, which yielded net proceeds of approximately $8.0 million after underwriting discounts and commissions and offering expenses. In October 2003, the Company completed a public equity offering of an aggregate of 8,050,000 shares of common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.1 million after underwriting discounts and commissions and offering expenses. The Company has available revolving lines of credit (as amended) with a financial institution totaling $25.0 million with terms expiring in February 2009 that were assumed in connection with the acquisition of TAG. Available borrowings under the lines were $2.2 million at April 30, 2006. On June 29, 2006, the Company completed a private investment in public entity (“PIPE”) transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. The Company believes that its available working capital will be adequate to meet its liquidity needs for at least the next twelve months. If the Company desires additional financing to take advantage of strategic opportunities, complete product and application development, to develop facilities for commercialization and limited production of its products and systems, or to fund future operating activities, the Company believes such financing can be adequately sourced through financial institutions and public or private offerings of equity or debt securities. Although the Company believes those requirements can be adequately sourced, the Company cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. The Company has also agreed that, subject to limited exceptions, that it will not issue any stock in a private placement transaction without the prior written consent of General Motors.

Restatement of April 30, 2005 Consolidated Balance Sheet

On June 14, 2006, the Company issued an amended annual report on Form 10-K/A for the year ended April 30, 2005, originally filed on July 5, 2005. The amended annual report was filed to reflect the revision of the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s accounting for the allocation of consideration between goodwill and customer related intangible assets and the associated adjustment to deferred tax liabilities in connection with the acquisition of TAG on the Company’s Consolidated Balance Sheet and related disclosures as of April 30, 2005.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts, fair value and potential impairment of long-lived assets and goodwill, the realization of deferred taxes, useful lives for depreciation/ amortization periods of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

Revenue Recognition

The Company generally manufactures products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with certain second stage manufacturing, consisting of assembly and integration of fuel systems and specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying values because of the short-term maturity of these instruments. Long-term debt, as summarized in Note 11, was acquired in connection with the acquisition of TAG and is either tied to variable interest rate structures and/or approximates fair values consistent with the nature of the debt instrument involved. The fair values of marketable securities held-to-maturity, as summarized in Note 5, are based primarily on quoted prices for those or similar instruments.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of marketable securities, trade receivables and long-term debt. The Company conducts a major portion of its business with a limited number of customers. For the past three years and for the foreseeable future, General Motors (including subsidiaries of General Motors) represent a significant portion of the Company’s sales and outstanding accounts receivable. Toyota Motor Corporation (“Toyota”) also represents a significant portion of the Company’s sales. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, the Company does not require collateral from customers.

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

Consigned Inventories

The Company’s wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $346,000 for the period from the date of acquisition of Regency on February 8, 2006 to April 30, 2006. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

Tooling and Engineering Projects

Tooling and engineering projects represent costs, less amounts billed, incurred by the Company in the development of tooling and engineering services provided by the Company for second-stage vehicle development programs. The Company receives a specific purchase order for these tooling and engineering projects and is generally reimbursed by the customer within terms customary in its industry. The Company also defers tooling and engineering project costs in anticipation of a specific vehicle development program in accordance with Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The costs generally consist of engineering, design and the purchase of materials and supplies for the assembly of vehicles and costs incurred for assets to be used in connection with a specific second stage program. Costs are deferred until reimbursed by the customer and costs are subject to evaluation of their probable recoverability. Forecasted losses on incomplete projects are recognized currently.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating buildings over periods of 15-50 years, tooling, dies and molds over 6 years, plant machinery and equipment over 7 years, information systems and office equipment over periods of 3 to 12 years, and automobiles and trucks over 5 years. Amortization of leasehold improvements and equipment financed under borrowing facilities is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

The issuance of shares related to the Company’s strategic alliance with General Motors has been recorded at the estimated fair market value on the date of the Distribution, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.” The intangible asset is carried at cost less accumulated amortization. The Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors (see Note 3 and Note 10).

In connection with the Company’s strategic alliance with General Motors, the Company’s acquisitions of TAG and Regency, and the formation of business ventures Unique Performance Concepts and ALP, certain intangible assets, as defined by SFAS No. 142, “Goodwill and Other Intangible Assets,” were identified that are subject to amortization over periods ranging from 29 months to 360 months. These intangible assets arise from contractual or other legal rights and include TAG’s customer related intangibles and existing technologies and Regency’s dealer network and trade names.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in our acquisitions of TAG, Regency and Empire Coach (see Note 4 and Note 10). In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of February 1).

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

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has established a partial valuation allowance for its deferred tax assets since based on current evidence, it is more likely than not that the assets will be fully realized.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

In April 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No compensation expense is recorded under APB No. 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date. If the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS No. 148, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Year Ended April 30
	2004	2005	2006
Net loss, as reported	$(8,934,420)	$(13,098,790)	$(35,533,055)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,079,000)	(3,089,000)	(5,094,000)

Pro forma net loss	$(11,013,420)	$(16,187,790)	$(40,627,055)

Net loss per share, as reported—basic and diluted	$(0.33)	$(0.37)	$(0.67)

Net loss per share, as adjusted—basic and diluted	$(0.40)	$(0.46)	$(0.76)

Number of shares used in the calculation of pro forma per share	27,257,230	35,048,437	53,283,956

The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures.

The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended April 30
	2004	2005	2006
Expected dividend yield	0%	0%	0%
Calculated volatility	1.005	0.974	0.844
Risk-free interest rate	3.00%	3.34%	4.98%
Expected life of the option in years	7.16	6.98	6.57

The FASB has also issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by APB No. 25. The rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company considers the impact of these rules when adopting new stock option plans and when granting or modifying any options.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” In April 2005, FASB delayed the initial adoption of SFAS No. 123R to annual periods that begin after June 15, 2005. As such, the Company will adopt the provisions of SFAS No. 123R effective May 1, 2006. The Company will adopt the provisions of SFAS No. 123R using the modified prospective application methodology and does not expect to incur a charge upon adoption. The modified prospective adoption applies to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of awards previously granted will be recognized on a straight line basis over the remaining vesting periods. The Company has determined that it will use the Black-Scholes option-pricing model and believes this method will be the most appropriate to estimate fair value of stock-based compensation upon adoption of SFAS No. 123R. The Company anticipates that fair value estimates will be consistent with pro forma disclosures reported above; however, if there are any modifications or cancellations of the unvested awards previously granted, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, the Company’s stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The Company anticipates that it will grant additional employee stock options in fiscal 2007 as part of its regular annual compensation program. The impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the compensation program and the then current fair values. The aggregate fair value of unvested outstanding options as of April 30, 2006 is $12.7 million.

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

Translation of Foreign Currency

Assets and liabilities of Tecstar Canada are translated at rates of exchange in effect at the close of the fiscal year. Revenues and expenses are translated at the average rates of exchange for the period. Translation gains and losses are accumulated within other comprehensive income as a separate component of stockholders’ equity. Foreign currency transaction gains and losses (transactions denominated in a currency other than Tecstar Canada’s local currency) are included in selling, general and administrative expenses, and net foreign currency transaction losses aggregated $0.1 million for the approximately two month period ended April 30, 2005 subsequent to the TAG acquisition and currency transaction gains aggregated $0.9 million for the year ended April 30, 2006.

Reclassification

Certain reclassifications have been made to fiscal year 2004 and 2005 amounts to conform to the fiscal year 2006 presentation.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Recently Issued Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

3. Strategic Relationships and Related Party Transactions

Agreements with IMPCO

In connection with the 2002 spin-off of the Company from IMPCO, the Company and IMPCO executed a Contribution and Distribution Agreement, and certain related agreements. This distribution agreement along with the Strategic Alliance Agreement, are still active as of April 30, 2006.

Contribution and Distribution Agreement

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

F-16.1

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PowerTrain Integration

The Company also had a relationship with IMPCO during fiscal year 2005 and fiscal year 2006 through the venture PowerTrain Integration, LLC. The venture was formed on July 13, 2004 between the Company and IMPCO and provides powertrain integration, engineering and production capabilities for low-volume, on-highway vehicle applications to OEMs. The Company’s ownership position of Powertrain Integration increased from its original 51.0% to 100.0% effective August 31, 2005 pursuant to an Assignment of Capital Units. The Company did not expend monetary or other compensation for the assignment of capital units in Powertrain Integration as the entity was in the infancy of its start up and had recorded only nominal activity to the date of the assignment. The former minority partner does not have any remaining involvement in the entity. PowerTrain Integration also has certain distribution rights to General Motors’ engines through an agreement with General Motors.

Agreements with General Motors

The Company has entered into a strategic alliance with General Motors regarding the development of fuel systems for fuel cell applications. Under the terms of the strategic alliance, General Motors acquired shares of stock originally representing 19.9% of the Company’s issued and outstanding capital stock following the Distribution. As a result of subsequent issuances of capital stock via public offerings, stock options exercises and in connection with the acquisitions of TAG and Regency, General Motors ownership has declined to approximately 8.2% of the Company’s issued and outstanding common stock as of April 30, 2006.

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

As outlined above, the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2005, the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. The Company and General Motors have continued to jointly work on research and development projects since the May 14, 2005 expiration of the statement of work arrangement. During fiscal 2006, total spending on directed research and development projects with General Motors approximated $0.6 million. Each party retains the ownership of its existing technology and will jointly own technology that is created under the alliance. The Company has the opportunity to use jointly created technologies in certain aspects of its business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Through April 30, 2006, no revenue sharing payments have been applicable or recognized under the Corporate Alliance Agreement.

Stock Transfer Agreement

The Company entered into a Stock Transfer Agreement pursuant to which it agreed to issue to General Motors shares of Series A common stock representing 19.9% (since diluted to 8.2% as of April 30, 2006) of the Company’s total issued and outstanding capital stock after the Distribution. The Company issued the Series A common stock immediately following the Distribution. The Series A common stock automatically converted into common stock upon the closing of the Company’s public offering of common stock in January 2003. The Company also issued to General Motors an aggregate of 999,969 shares of its non-voting Series B common stock upon the completion of the Company’s January 2003 public equity offering.

The Company also agreed that, subject to limited exceptions, it would not issue any stock in a private placement transaction without the prior written consent of General Motors.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Registration Rights Agreement

General Motors has “piggyback” registration rights. If the Company proposes to register any of its equity securities under the Securities Act, other than pursuant to the demand registration rights described above or certain excluded registrations, General Motors may require the Company to include all or a portion of its registrable securities in the registration and in any related underwriting. Further, if the Company is eligible to effect a registration on Form S-3, General Motors may demand that the Company file a registration statement on Form S-3 covering all or a portion of General Motors’ registrable securities, provided that the registration has an aggregate offering price of at least $10 million. The Company will not be required to effect more than two such registrations in any twelve month period. In general, the Company will bear all fees, costs and expenses of such registrations, other than underwriting discounts and commissions. The Company also agreed to take such reasonable actions as are necessary to make Rule 144 available to General Motors for the resale of its registrable securities without registration under the Securities Act.

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

Agreement with Cartwright

On February 13, 2006, the Company entered into an Assignment and Assumption of Option to Purchase Agreement (“Assignment Agreement”) with Cartwright, LLC (“Cartwright”). Cartwright is owned by the Company’s chief executive officer, chief operating officer, chairman of the board and a party unrelated to the Company. Under the Assignment Agreement, the Company assigned to Cartwright for nominal consideration all of its rights and obligations under a certain Option to Purchase Agreement (“Option”). Under the Option, the Company had the right to purchase the real property located in Irvine, California that is leased by the Company for use as its principal executive offices. On March 3, 2006, the Option was exercised by Cartwright. Except for the Company’s waiver of its right of first refusal to purchase the real estate, the lease terms were unchanged by the assignment to and exercise of the Option by Cartwright. The Company’s lease is scheduled to expire in August 2009 and includes an option to extend the term of the lease for five years. Total payments under the lease agreement by the Company to Cartwright for the period March 3, 2006 to April 30, 2006 was $50,470.

4. Acquisitions

Tecstar Automotive Group (TAG)

On March 3, 2005, the Company acquired all of the outstanding shares of stock of TAG pursuant to an Agreement and Plan of Merger as of November 23, 2004 (the “TAG Merger Agreement”) in a transaction accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.” Pursuant to the TAG Merger Agreement, each share of TAG common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. The total number of Quantum shares issued in connection with the merger was approximately 21.0 million shares and represented approximately 40% of the total number of Quantum shares outstanding immediately following the completion of the merger.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TAG is a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications, primarily pick-up trucks and sport utility vehicles of General Motors. In addition, TAG manufactures and distributes aftermarket automotive parts and products to wholesale and retail customers, and provides engineering development services to customers in the automotive industry.

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

Under the purchase method of accounting, the total consideration for the transaction was $145.9 million and consisted of the exchange of TAG shares for the Company’s common stock valued at $134.6 million, cash payments for TAG stock options and directors’ shares of $7.2 million, direct transaction fees and expenses of $3.3 million, and a separation agreement with TAG’s chairman of the board valued at $0.8 million.

The value assigned for the exchange of TAG shares for the Company’s common stock was based on the weighted average price of $6.41 of Quantum’s common stock as reported on The Nasdaq National Market for the two day period before and after the date the merger was announced (November 23, 2004). The long-term indebtedness of TAG remained outstanding following the merger, including TAG’s 8.5% unsecured senior subordinated convertible promissory notes due July 1, 2009 in the aggregate principal amount of $15.0 million and approximately $8.4 million in other indebtedness. In connection with the merger, the Company assumed the obligation to issue its common stock upon conversion of the TAG Convertible Notes at a conversion price of $5.77. The Company has determined that the convertible notes are conventionally convertible and accordingly, there is no separate accounting for the conversion factor.

The Company finalized its allocation of purchase consideration during the fourth quarter of fiscal 2006. The final allocation includes $102.1 million allocated to goodwill and $46.7 million allocated to intangible assets consisting of TAG’s contractual relationship with General Motors and acquired intellectual property. The final amount allocated to goodwill decreased slightly from the original estimate of $102.6 reported as of April 30, 2005 primarily as a result of changes in estimates for income tax matters. The goodwill is not deductible for tax purposes. A deferred tax liability arises due to temporary differences in the intangible asset bases for tax and book purposes. The impact of the temporary differences in the Company’s consolidated income taxes resulted in a net deferred tax liability of $6.1 million recorded in connection with the acquisition (declining to $5.4 million as of April 30, 2006).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the purchase price allocation of the acquired business of TAG based upon management’s estimates and management’s consideration of evaluations of independent valuation consultants at the date of the acquisition is as follows:

Allocation of Purchase Consideration

Allocation to Assets Acquired and Liabilities Assumed:
Tangible assets acquired at fair value:
Cash & cash equivalents	$1,225,698
Accounts receivable	18,562,513
Inventories	13,434,998
Tooling and engineering projects	2,029,025
Recoverable income taxes	2,150,445
Other current assets	1,705,341
Property and equipment	13,120,504
Other non-current assets	818,987

53,047,511

Liabilities assumed at fair value:
Accounts payable	(23,266,771)
Accrued payroll obligations	(1,254,954)
Accrued interest	(232,500)
Accrued warranties	(415,555)
Other accrued liabilities	(1,716,910)
Long-term debt	(23,757,924)
Deferred income taxes	(6,090,428)

(56,735,042)

Net liabilities assumed at fair value	(3,687,531)

Net assets of Starcraft Parts Business disposed of in connection with merger	779,361

Specifically identifiable intangible assets acquired at fair value:
Customer contracts and customer relationship	44,600,000
Existing technology	2,100,000

Goodwill	102,118,601

Total allocation of consideration	$145,910,431

Regency Conversions, Inc.

On February 8, 2006, the Company acquired all of the outstanding shares of stock of Texas based Regency Conversions, Inc. in exchange for $3.3 million in cash and 1,815,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Merger in a transaction accounted for as a purchase under SFAS 141.

Regency is a vehicle converter and is expected to supplement the Company’s second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broaden the Company’s customer base beyond OEMs. In addition, the Company’s manufacturing and engineering expertise is anticipated to allow Regency to improve its product offerings and enter new vehicle markets. Regency’s unaudited revenues for calendar year 2005 were reported in excess of $40 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the total estimated consideration for the transaction was $11.2 million and consisted of a cash payment of $3.3 million, the issuance of the Company’s common stock valued at $7.8 million, and direct transaction fees and expenses of $0.1 million. As a result, the Company recorded $2.9 million in goodwill and assigned $5.3 million to intangible assets, consisting of Regency’s dealer network and trade names. The goodwill is not deductible for tax purposes.

The value assigned for the Company’s common stock exchanged in the merger was based on the weighted average price of $4.31 of Quantum’s common stock as reported on The Nasdaq National Market for the two day period before and after the date the acquisition was announced (February 10, 2006). The Company’s common stock was issued in a private placement exempt from registration under applicable provisions of the Securities Act of 1933 and Texas securities laws. Accordingly, the common stock is considered restricted securities as defined in Rule 144 under the Securities Act of 1933 and the shareholders cannot sell the securities prior to registration. The restricted shareholders received registration rights in connection with the merger that provide, under applicable circumstances, that the non-registered shares can be included in connection with future registration statements of the Company. The Company is responsible for all costs and expenses related to the registration of the restricted shares.

The Company has not yet obtained all information related to the acquisition, primarily related to estimates of fair value of dealer network and trade name intangibles, inventory and warranty reserves, other accrued expenses and completing income tax returns as of the acquisition date and settling incremental transaction costs. The final allocation will be completed in fiscal 2007. The components of the purchase price allocation of the acquired business of Regency based upon management’s estimates and management’s consideration of evaluations of independent valuation consultants at the date of the acquisition is as follows:

Allocation of Purchase Consideration

Allocation to Assets Acquired and Liabilities Assumed:
Tangible assets acquired at fair value:
Cash & cash equivalents	$571,331
Accounts receivable	1,866,878
Inventories	5,293,896
Property and equipment	1,026,308

8,758,413

Liabilities assumed at fair value:
Accounts payable	(4,061,614)
Accrued payroll obligations	(247,727)
Note payable	(479,282)
Accrued warranties	(350,000)
Other accrued liabilities	(169,991)
Deferred income taxes	(471,148)

(5,779,762)

Net tangible assets acquired at fair value	2,978,651

Specifically identifiable intangible assets acquired at fair value:
Dealer network	4,280,000
Trade names	1,040,000

Goodwill	2,876,259

Total allocation of consideration	$11,174,910

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Empire Coach Enterprises

In September 2005, TAG and a minority interest partner formed Empire Coach Enterprises, LLC, for the purpose of acquiring the operations of Empire Coach, Inc., a second stage limousine manufacturer. TAG received a 51.0% controlling interest in the new business venture for no consideration and subsequently contributed $600,000 in cash. The new LLC used the cash contribution to acquire the operations of Empire Coach, Inc. pursuant to an Asset Purchase Agreement dated September 15, 2005. The Company has accounted for the transaction as a purchase under SFAS 141 and allocated $598,905 to goodwill, $288,117 to the fair value of tangible assets acquired and $287,022 to the fair value of liabilities assumed.

Pro Forma Data

The operating results of TAG and Regency have been included in the Company’s consolidated financial statements from the date of the acquisitions on March 3, 2005 and February 8, 2006, respectively. The pro forma financial data set forth below gives effect to the Company’s mergers with TAG and Regency as if the acquisitions had been completed on May 1, 2003 and May 1, 2004, respectively. The pro forma financial data includes adjustments to eliminate the operating revenues and expenses associated with TAG’s kit and parts business that was transferred to the outgoing chairman of TAG, incremental changes in amortization expense resulting from fair value adjustments to TAG’s amortizable intangible assets, reversal of impairment to goodwill in connection with TAG’s January 2004 merger with Wheel to Wheel, Inc., utilization of allowable net operating loss carry forwards of the Company to reduce income tax expense, and an increase in the number of shares used in per share calculations as a result of shares issued in connection with the TAG and Regency transactions. The pro forma financial data excludes those adjustments made to allocate the purchase consideration to TAG’s and Regency’s assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The acquisition of Empire Coach has been excluded from the pro forma data as this business is not significant.

	Year Ended April 30, 2004		Year Ended April 30, 2005		Year Ended April 30, 2006
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts )
Net revenue	$28,119	$210,678	$54,300	$255,517	$192,682	$226,893
Operating income (loss)	$(9,333)	$3,490	$(13,810)	$(19,521)	$(34,602)	$(34,553)
Net income (loss) applicable to common stock	$(8,934)	$3,971	$(13,099)	$(20,495)	$(35,533)	$(36,327)
Net Income (loss) per share:
Basic	$(0.33)	$0.08	$(0.37)	$(0.38)	$(0.67)	$(0.66)
Diluted	$(0.33)	$0.08	$(0.37)	$(0.38)	$(0.67)	$(0.66)
Number of shares:
Basic	27,257	48,253	35,048	54,360	53,284	54,645
Diluted	27,257	51,206	35,048	54,360	53,284	54,645

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the TAG transaction occurred on May 1, 2003 and the Regency acquisition occurred on May 1, 2004. Included in the pro forma results for fiscal 2005 were non-recurring expenses related to the TAG merger of $1.5 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restricted Cash Equivalents and Marketable Securities

The Company has collateralized its portfolio of marketable securities held-to-maturity in connection with TAG’s long-term revolving credit facility pursuant to recent amendments executed with the Company’s financial institution on May 19, 2006 and June 30, 2006 (see Note 11). The Company expects to maintain a level of $15.0 million in collateralized marketable securities under the revolving credit facility during fiscal 2007. In light of the restricted nature of the pledged collateral, marketable securities held-to-maturity with maturity dates ranging from May 2006 to October 2007 were classified as non-current assets and consisted of the following:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Maturing within one year:
Cash equivalents	$1,064,270	$—	$—	$1,064,270
Certificates of deposit	206,327	—	—	206,327
Asset backed securities	300,949	—	(98)	300,851
Corporate bonds	4,794,305	—	(16,497)	4,777,808
U.S. government securities	6,418,815	—	(37,167)	6,381,648

	12,784,666	—	(53,762)	12,730,904

Maturing after one year:
U.S. government securities	2,215,334	—	(16,313)	2,199,021

Total	$15,000,000	$—	$(70,075)	$14,929,925

6. Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	April 30, 2006
Customer accounts billed	$22,840,496	$25,623,255
Customer accounts unbilled	2,503,671	3,687,551
Allowance for doubtful accounts	(1,243,895)	(525,248)

Accounts receivable, net	$24,100,272	$28,785,558

7. Inventories

Inventories consist of the following:

	April 30, 2005	April 30, 2006
Materials and parts	$23,858,343	$31,022,896
Work-in-process	806,772	2,071,794
Finished goods	1,864,401	4,433,363

	26,529,516	37,528,053
Less provision for obsolescence	(2,145,832)	(2,562,303)

Inventories, net	$24,383,684	$34,965,750

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar, an enterprise that was acquired in the merger with TAG. As of the close of the merger on March 3, 2005 and as of April 30, 2005 and 2006, Amstar has incurred accumulated deficits of $246,816, $212,756 and $466,603, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2005 and 2006 for AM General.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the consolidated balance sheet.

Empire Coach

The Chief Executive Officer & President of Empire Coach owns a 49% minority interest position in the accounts of Empire Coach and has not provided or been required to provide any capital contributions to date. As of April 30, 2006, Empire Coach has incurred an accumulated deficit of $1,268,512. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the accumulated deficit has been entirely allocated to the Company and there is no balance to be reported as minority interest as of April 30, 2006 for Empire Coach.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC which was formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000. The minority interest in net losses of UPC amounted to $100,071 from the date of formation to the end of fiscal 2006. As a result, the net amounted reflected for minority interest on the consolidated balance sheet for UPC is $199,929 as of April 30, 2006.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with another unaffiliated party, hold minority equity interests in ALP. The net equity of ALP as of April 30, 2006 was $416,855 of which the minority interest position amounted to $268,872.

Concord Coatings

On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash from the 80% equity interest, LJW Holdings, LTD., and a promissory note from Concord in the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount of $1,242,279. The total consideration of $1,865,349 equaled the book value of the net assets sold. The accounts of Concord Coatings have been included in the consolidated financial statements subsequent to the September 2005 transaction. The promissory note between Concord and Tarxien is eliminated in consolidation. As a result of operating losses since the date of the transaction and impairment of assets identified during the fourth quarter of fiscal 2006, Concord Coatings has a deficit equity position as of April 30, 2006. Total operating losses in the fourth quarter of fiscal 2006 related to Concord Coatings, including impairment of assets, amounted to $3.4 million. Accumulated deficits above the cash received in connection with the sale of assets have been allocated to Tarxien and there is no balance to be reported as minority interest as of April 30, 2006. TAG anticipates that the operations of Concord Coatings will cease in the second quarter of fiscal 2007 and its assets will be liquidated.

9. Property and Equipment

Property and equipment consist of the following:

	April 30, 2005	April 30, 2006
Land	$211,000	$211,000
Buildings	980,911	972,222
Tooling, dies and molds	3,018,290	3,018,290
Plant machinery and equipment	14,915,816	17,548,273
Information systems and office equipment	13,335,490	14,343,830
Automobiles and trucks	847,148	1,879,400
Leasehold improvements	4,856,115	6,253,133
Construction in progress	1,167,597	4,248,678

	39,332,367	48,474,826
Less accumulated depreciation and amortization	(18,465,712)	(24,758,110)

Net property and equipment	$20,866,655	$23,716,716

10. Goodwill and Other Intangible Assets

Acquisitions

Acquisitions meeting business combinations criteria give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

As discussed in Note 4, the Company completed acquisitions of TAG, Empire Coach and Regency on March 3, 2005, September 15, 2005 and February 8, 2006, respectively. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisitions. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring TAG, Empire Coach and Regency over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102,118,601, $598,905 and $2,876,259, respectively, is recognized as goodwill. Goodwill associated with the acquisition of TAG is allocated 70% to the TAG business segment and 30% to the Quantum Fuel Systems business segment. Goodwill related to the acquisitions of Empire Coach and Regency is reported in the TAG business segment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Motors Strategic Alliance

In connection with the Company’s strategic alliance with General Motors, the Company issued 3,513,439 shares of its Series A common stock to General Motors on July 24, 2002. This issuance has been recorded at the estimated fair market value on the date of the Distribution of approximately $14.3 million, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.”

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, upon the completion of the Company’s January 2003 public equity offering, all of the 3,513,439 shares of the Company’s outstanding Series A common stock held by General Motors converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to General Motors an aggregate of 999,969 shares of its non-voting Series B common stock. The issuance of the Series B common stock has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company’s issuance of Series B common stock to General Motors increased by $2.2 million to $16.5 million.

Unique Performance Concepts

On January 18, 2006, TAG obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000.

Advanced Lithium Power

On March 24, 2006, the Company and certain unaffiliated individuals formed Advanced Lithium Power Inc. The Company holds approximately 1.7 million shares or 35.5% of the Vancouver, British Columbia-based business of which its equity share was valued at $173,120 at the date of the formation. ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. The accounts of ALP have been included in the consolidated financial statements for the period since the formation due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. As of the date of the formation, the Company assigned $226,998 as intangible assets related to intellectual property and technology, $301,051 to tangible assets, $40,387 to accrued liabilities and $314,542 to the minority interest equity holders of ALP. The gross carrying value of the intangible assets increased slightly to $234,866 at April 30, 2006 due to the effect of exchange rates.

Amortization of Intangibles

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The assets consisting of customer related intangibles and existing

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology acquired in the acquisition of TAG are amortized using the straight-line method over their estimated weighted-average useful lives of 360 months and 29 months, respectively. The intangible assets consisting of dealer network and trade names acquired in the acquisition of Regency are amortized using the straight-line method over their estimated weighted-average useful lives of 144 months and 240 months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the agreement. The intangible assets recorded in connection with the formation of UPC are being amortized over the anticipated program life of 33 months. The intangible assets recorded in connection with the formation of ALP are being amortized over the estimated useful life of the patents and other technology of 16 years.

Intangible assets consist of the following:

	April 30, 2005	April 30, 2006
TAG contracts and customer relationship:
Gross carrying value	$44,600,000	$44,600,000
Accumulated amortization	(322,000)	(1,880,445)

Net carrying value	44,278,000	42,719,555

TAG existing technology:
Gross carrying value	2,100,000	2,100,000
Accumulated amortization	(146,000)	(876,000)

Net carrying value	1,954,000	1,224,000

Regency dealer network:
Gross carrying value	—	4,280,000
Accumulated amortization	—	(89,166)

Net carrying value	—	4,190,834

Regency trade names:
Gross carrying value	—	1,040,000
Accumulated amortization	—	(12,999)

Net carrying value	—	1,027,001

GM Strategic Alliance Agreement:
Gross carrying value	16,479,358	16,479,358
Accumulated amortization	(4,479,428)	(6,139,203)

Net carrying value	11,999,930	10,340,155

UPC dealer network and trade names:
Gross carrying value	—	250,000
Accumulated amortization	—	(30,320)

Net carrying value	—	219,680

ALP patents and technology:
Gross carrying value	—	234,866
Accumulated amortization	—	(1,224)

Net carrying value	—	233,642

	$58,231,930	$59,954,867

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected amortization expense for the next five fiscal years and thereafter is as follows:

Amortization Expense
2007	$4,536,703
2008	4,008,703
2009	3,607,503
2010	3,569,743
2011	3,569,743
Thereafter	40,662,472

$59,954,867

In accordance with SFAS 142 and SFAS 144, the Company assessed goodwill and reviewed intangibles and other long-lived assets for indicators of impairment. The Company believes that no event or circumstance currently exists that would indicate impairment of these long-lived assets.

11. Long-term Debt

Long-term debt, all of which was assumed in connection with the TAG merger, consisted of the following:

	April 30, 2005	April 30, 2006
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving line of credit	—	19,548,172
Canadian revolving line of credit	—	3,215,000
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 7.75% at April 30, 2006), due September 2006, collateralized by related building	1,255,712	1,157,475
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,736,462	1,560,183
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	2,169,084	1,949,914
Other	20,119	1,036

	20,181,377	42,431,780
Less current maturities	(525,215)	(9,339,212)

Long-term debt	$19,656,162	$33,092,568

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

In the prior fiscal year ending April 30, 2005, the Company had $30.0 million and $5.0 million revolving credit agreements with domestic and Canadian lenders that were assumed in connection with the acquisition of TAG. Advances under these credit agreements were limited to a specific percentage of eligible receivables and inventories of TAG. The advances bore interest subject to a pricing matrix with ranges of 0.75% below the prime rate to 0.25% above the prime rate dependent upon a ratio of TAG’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On September 9, 2005 TAG and the lead domestic and Canadian financial institution lender, Comerica Bank, amended and restated the existing revolving credit agreements (the “First Amended Credit Agreement”). On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third Amended Credit Agreement, maximum availability under the credit facility is a combined $25.0 million for the domestic and Canadian revolvers. The amount of available advances is subject to limitations based upon the Company’s eligible accounts receivables and collateralized marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (7.75% at April 30, 2006) minus 1.25% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Third Amended Credit Agreement expires on February 1, 2009. Advances under the Third Amended Credit Agreement require the Company to meet certain minimum consolidated net worth covenants on a quarterly basis and a requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period each month. The Company is prohibited from making investments in, merging or acquiring, any other unrelated entity or business without the approval of Comerica Bank. Quantum and each of its direct and indirect subsidiaries provided Comerica Bank with an unlimited guaranty for TAG’s obligations and granted a security interest in all of the Company’s assets to Comerica Bank under the Third Amended Credit Agreement.

The Company did not meet the minimum consolidated net worth level required and the minimum level of unencumbered consolidated cash and marketable securities required under the First Amended Credit Agreement. The Company was in compliance with all other requirements of other debt obligations, including the unsecured senior subordinated convertible notes. Comerica Bank has waived all applicable covenant requirements for April 30, 2006 and the Company anticipates that it will meet all requirements under the Third Amended Credit Agreement through the next fiscal year ending April 30, 2007. Accordingly, the Company has classified the outstanding balances under the credit facility as long-term debt with current maturities of $7.8 million required to bring the balance of the outstanding advances on the revolving credit facility below $15.0 million on a monthly basis.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of April 30, 2006.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt for each of the next five fiscal years ending April 30 are as follows:

2007	$9,339,212
2008	440,841
2009	15,465,456
2010	15,491,445
2011	518,885
Thereafter	1,175,941

$42,431,780

12. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate:

	Year Ended April 30
	2004	2005	2006
Income tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(6.0)%	(5.2)%	(3.3)%
Amortization of intangible asset	7.5%	5.0%	1.8%
Foreign losses without tax effect	—	—	2.9%
Return to provision adjustments	—	—	(11.4)%
Other	3.3%	(1.9)%	(0.7)%
Valuation allowance	29.6%	36.2%	42.9%

Effective tax rate	0.4%	0.1%	(1.8)%

The following table presents the provision for income taxes on a separate tax return basis:

	Year Ended April 30
	2004	2005	2006
Current:
Federal	$—	$—	$—
State and local	7,000	10,000	15,000
Foreign	32,000	—	—

	39,000	10,000	15,000
Deferred:
Federal	2,683,000	7,525,000	12,344,000
State and local	(48,000)	1,060,000	1,632,000
Foreign	—	2,034,000	856,000

	2,635,000	10,619,000	14,832,000

Less: Change in valuation allowance	(2,635,000)	(10,619,000)	(15,502,000)

Subtotal	—	—	(670,000)

Income tax provision (benefit)	$39,000	$10,000	$(655,000)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows:

	Year Ended April 30
	2005	2006
Deferred income tax assets:
Accrued compensation	$1,400,000	$547,000
Accrued warranty	509,000	314,000
Inventory	889,000	951,000
Other	506,000	2,267,000
Tax credits	612,000	738,000
Net operating loss carryforwards	18,397,000	29,221,000

	22,313,000	34,038,000

Less: Valuation allowance	(9,079,000)	(19,775,000)

Total deferred income tax assets	13,234,000	14,263,000

Deferred income tax liabilities:
Equipment and leasehold improvements	(1,455,000)	(1,117,000)
Intangible assets	(17,869,000)	(19,031,000)

Total deferred tax liabilities	(19,324,000)	(20,148,000)

Net deferred tax (liabilities) assets	$(6,090,000)	$(5,885,000)

At April 30, 2006, the Company has federal net operating loss carryforwards of approximately $77.1 million available to offset future federal taxable income. The federal net operating losses expire between the years 2021 and 2026. The Company has state net operating loss carryforwards of approximately $59.9 million available to offset future state taxable income. The state net operating losses expire between 2011 and 2026. The Company has foreign net operating loss carryforwards of approximately $9.6 million available to offset future foreign taxable income with various expiration dates. The Company has credit carryforwards of $0.4 million that do not expire and $0.3 million that will expire within the next six years. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The Company has incurred such an event, which limits the future use of its losses. The net operating loss carryforwards include approximately $0.7 million of deductions related to stock option exercises. If and when the Company reduces any portion of its valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders equity, rather than being shown as a reduction of future income tax expense.

The Company has established a valuation allowance against a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized. There is a deferred tax liability resulting from purchase accounting where the amortization of identifiable assets exceed the carryforward period. The federal deferred tax liability from the Regency business combination was recorded with a corresponding reduction of valuation allowance.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable operating leases at April 30, 2006 are as follows:

Lease Obligation
2007	4,926,157
2008	3,406,721
2009	2,575,362
2010	1,755,042
2011	1,144,367
Thereafter	1,763,548

Total minimum lease payments	$15,571,197

Total rental expense under the operating leases for fiscal years ended April 30, 2004, 2005 and 2006 was approximately $1.5 million, $2.6 million and $6.0 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

Self-Insured Group Health Plan

The Company, by virtue of its merger with TAG, provided a self-insured group health insurance plan for substantially all of the Tecstar Automotive Group’s employees through December 31, 2005. The self-insurance plan was replaced on January 1, 2006 with a non self-insured group health insurance program with a national insurance carrier. The Company estimates that no further obligations exist as of April 30, 2006 for the former self-insured group health insurance plan.

Compensation Plans

The Company sponsors a defined contribution plan (the “Plan”) that covers most of its employees (excludes Regency, Amstar and ALP) that is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Three plans assumed in connection with the TAG merger were consolidated into the Company’s Plan effective January 1, 2006.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plan, all applicable employees who are at least age twenty-one or older are eligible to participate in the Plan at the beginning of the next month after their first day of employment with the Company. Employees of the Company who elect to participate in the Plan may contribute into the Plan not less than 1% nor more than 15% of compensation. The Company’s matching contributions under the Plan are discretionary and match elective salary deferrals up to 3% of compensation.

Under the three plans assumed from TAG and its subsidiaries, employees with over six months of service are eligible to participate. The plans provide for discretionary matching contributions by the Company of the employee’s contribution, up to 6% of compensation. Also, the plans provide for additional discretionary contributions annually as determined by the Board of Directors.

Contributions attributable to the Company approximated $223,000, $245,000 and $345,000 for fiscal years ended 2004, 2005 and 2006, respectively.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. The Company’s obligation under the terms of these agreements for the fiscal year ending April 30, 2007 is approximately $5.0 million. The Company’s obligation beyond fiscal year 2007 totals approximately $4.8 million.

General Motors Directed Research & Development Expenses

Pursuant to the Corporate Alliance Agreement with General Motors (see Note 3), the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2005, the Company anticipates that this commitment will be waived or partially waived in the future. The Company and General Motors agreed upon a Directed Research and Development Statement of Work that covered the period from May 15, 2004 though May 14, 2005. The statement of work outlined specific tasks for the advancement of compressed fuel storage technologies enabling improved performance. Total spending under the statement of work approximated $1.8 million and was funded under the Quantum Fuel Systems segment. The Company and General Motors have continued to jointly work on research and development projects since the May 14, 2005 expiration of the statement of work arrangement. During fiscal 2006, total spending on directed research and development projects with General Motors approximated $0.6 million.

14. Earnings (Loss) Per Share

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

The Company considers common equivalent shares from the exercise of stock options, warrants and senior subordinated notes payable in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options, warrants and senior subordinated notes payable were anti-dilutive for all periods presented.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30
	2004	2005	2006
Numerator:
Net loss	$(8,934,420)	$(13,098,790)	$(35,533,055)
Numerator for basic and diluted loss per share—to common stockholders	$(8,934,420)	$(13,098,790)	$(35,533,055)
Denominator for basic and diluted loss per share—weighted-average shares	27,257,230	35,048,437	53,283,956
Basic and diluted loss per share	$(0.33)	$(0.37)	$(0.67)

For fiscal years ended April 30, 2004, 2005 and 2006, options to purchase approximately 2,704,000, 4,092,000 and 4,969,000 and warrants to purchase approximately 249,000, 245,000 and 0 shares of common stock, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. In addition, for the period March 4 through April 30, 2005 and for the fiscal year ended April 30, 2006, senior subordinated notes payable convertible into approximately 2,600,000 shares of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

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

The Series A common stock included certain anti-dilution rights, by which in the event the Company effected any other issuance of additional shares of common stock (including any shares issued in an initial public offering of the Company’s securities, but excluding shares or options issued pursuant to a board-approved stock option or equity incentive plan), the holders of Series A common stock would receive shares of non-voting Series B common stock in an amount that will cause the issued and outstanding Series A and Series B common stock, taken together, to equal 19.9% of the issued and outstanding shares of all series of the Company’s common stock (excluding shares issued pursuant to a board-approved stock option or equity incentive plan). As a result of the conversion of the Series A common stock in connection with the Company’s initial public offering, General Motors no longer has anti-dilution rights. General Motors’ ownership interest, including its shares of Series B common stock, has been diluted to approximately 8.2% as of April 30, 2006 as a result of subsequent securities issuances.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

On May 1, 2005 the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was $325,000 and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. As of April 30, 2006, $216,601 of remaining unearned compensation is reported as part of stockholders’ equity on the consolidated balance sheet.

Warrants

In connection with the spin-off from IMPCO, the Company issued warrants to purchase an aggregate of 300,000 shares of the Company’s common stock to holders of outstanding IMPCO warrants as of the distribution date, July 23, 2002. The Company issued these warrants at an exercise price of $5.83 per share with a term expiring in January 2006. During fiscal year 2004, warrants to purchase an aggregate of 51,000 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 18,536 shares of common stock. During fiscal year 2005, warrants to purchase an aggregate of 3,556 shares of common stock were exercised on a cashless basis, which resulted in the issuance of 691 shares of common stock. No warrants were exercised during fiscal 2006 before the expiration of the warrants in January 2006.

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

No warrants to purchase shares of common stock were outstanding at April 30, 2006; however, in connection with a private investment in public entity (“PIPE”) completed on June 29, 2006 which yielded $12.5 million in proceeds, warrants to purchase 880,506 shares of the Company’s common stock at an exercise price of $3.94 were issued. The warrants relating to the PIPE expire in June 2011.

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

Below is a summary of options activity for the three year period ending April 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at April 30, 2003	2,402,869	$3.97
Options granted	1,511,500	4.79
Options exercised	(874,664)	3.90
Options forfeited	(335,680)	3.97

Options outstanding at April 30, 2004	2,704,025	4.45
Options granted	1,540,000	5.77
Options exercised	(65,794)	3.88
Options forfeited	(86,156)	4.50

Options outstanding at April 30, 2005	4,092,075	4.96
Options granted	1,461,000	4.27
Options exercised	(132,050)	3.42
Options forfeited	(452,333)	4.93

Options outstanding at April 30, 2006	4,968,692	4.78

Shares exercisable at April 30, 2004	291,368	$4.43

Shares exercisable at April 30, 2005	906,858	$4.44

Shares exercisable at April 30, 2006	1,664,942	$4.75

The weighted-average grant-date fair value of options granted during the years ended April 30, 2004, 2005, and 2006 were $4.00, $4.51 and $3.33, respectively.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2006:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life	Average Price	Number of Shares	Average Price
$1.96 to $2.95	22,483	4.6	$2.41	17,483	$2.46
$2.95 to $3.93	1,278,375	6.7	3.39	744,875	3.41
$3.93 to $4.91	1,580,840	8.9	4.35	185,040	4.77
$4.91 to $5.89	1,463,669	8.7	5.76	391,919	5.75
$5.89 to $6.87	584,025	7.8	6.60	302,575	6.59
$6.87 to $7.86	25,000	7.9	7.35	12,500	7.35
$7.86 to $8.84	7,500	7.5	8.68	3,750	8.68
$8.84 to $9.82	6,800	4.3	9.82	6,800	9.82

	4,968,692			1,664,942

At April 30, 2006, there were 581,465 options available for grant under the Company’s 2002 Stock Incentive Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Business Segment and Geographic Information

Business Segments

The Company classifies its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. The reportable segments other than Corporate represent strategic businesses that are managed separately and offer products and services that can be differentiated. Corporate consists of general and administrative expense incurred at the corporate level that are not allocated to the reportable segments.

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

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 92.0% of the total Tecstar Automotive Group segment revenue reported for the period from March 3, 2005 to April 30, 2005 and 82.8% for the fiscal year period ended April 30, 2006.

Intangible assets associated with the TAG and Regency acquisitions are reported in the Tecstar Automotive Group business segment. Goodwill associated with the TAG acquisition is allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. Goodwill associated with the Regency and Empire Coach acquisitions are reported in the Tecstar Automotive Group business segment.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at April 30, 2006. The Company’s foreign assets which are all located in Canada represent 3.2% and 2.8% of the Company’s consolidated total assets at April 30, 2005 and 2006, respectively.

The Company’s revenue by country is as follows (in thousands):

	Year Ended April 30
Revenue to Customers	2004	2005	2006
United States	$13,652	$40,069	$168,474
Canada	—	2,693	16,444
Japan	12,261	5,277	1,610
Germany	2,095	6,224	5,848
Korea	111	—	14
Mexico	—	—	111
Norway	—	—	47
China	—	—	65
Other	—	37	69

Total	$28,119	$54,300	$192,682

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Year Ended April 30
	2004	2005	2006
Product revenue
Quantum Fuel Systems	$18,624	$10,672	$8,830
Tecstar Automotive Group	—	30,076	164,033

Total	$18,624	$40,748	$172,863

Contract revenue
Quantum Fuel Systems	$9,495	$12,310	$10,952
Tecstar Automotive Group	—	1,242	8,868

Total	$9,495	$13,552	$19,820

Operating Income (Loss)
Quantum Fuel Systems	$(4,051)	$(8,143)	$(13,383)
Tecstar Automotive Group	—	344	(11,366)
Corporate Expenses	(5,282)	(6,011)	(9,853)

Total	$(9,333)	$(13,810)	$(34,602)

Capital Expenditures
Quantum Fuel Systems	$1,274	$968	1,059
Tecstar Automotive Group	—	463	6,489
Corporate Expenses	193	469	412

Total	$1,467	$1,900	$7,960

Depreciation and Amortization
Quantum Fuel Systems	$3,817	$3,622	2,944
Tecstar Automotive Group	—	1,010	6,641
Corporate Expenses	1,396	922	919

Total	$5,213	$5,554	$10,504

	April 30
	2005	2006
Identifiable Assets
Quantum Fuel Systems	$59,731	$60,347
Tecstar Automotive Group	170,203	196,122
Corporate	53,818	25,840

Total assets	$283,752	$282,309

Goodwill
Quantum Fuel Systems	$30,400	$30,400
Tecstar Automotive Group	72,195	75,194

Total goodwill	$102,595	$105,594

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Revenue and Purchase Concentrations

During fiscal years 2004, 2005 and 2006, General Motors and affiliated companies’ revenue comprised 46.1%, 77.4%, and 81.6% of the Company’s total revenue, respectively. As of April 30, 2005 and 2006, General Motors and affiliated companies’ accounts receivable comprised 74.8% and 71.6% of the Company’s total outstanding accounts receivable, respectively. During fiscal years 2004, 2005 and 2006, Toyota’s revenue comprised 44.0%, 11.3%, and 0.9% of the Company’s total revenue, respectively. As of April 30, 2005 and 2006, Toyota’s accounts receivable was 2.5% and 2.4% of the Company’s total outstanding accounts receivable, respectively.

During fiscal years 2004, 2005 and 2006, respectively, purchases from one vendor constituted approximately 8%, 11% and 12% of net purchases. In fiscal year 2004, 2005 and 2006, 10 suppliers accounted for approximately 39%, 43% and 55% of net purchases, respectively.

18. Customer Deposit

As of April 30, 2005 and 2006, the Company has deposits on hand from customers totaling approximately $1.0 million and $6.2 million, respectively. Included in these deposits at April 30, 2006 is approximately $4.7 million representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. The overpayments have been communicated to General Motors by the Company and are expected to be applied against future product shipments.

19. Warranties

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

Changes in the Company’s product warranty liability are as follows (in thousands):

	Balance at Beginning of Year	Balance Acquired (1)	Warranties Issued	Settlements Made	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
April 30, 2004	$1,121	$—	$134	$(134)	$(172)	$949
April 30, 2005	949	590	110	(205)	(186)	1,258
April 30, 2006	1,258	350	301	(183)	(921)	805

(1)	Represents balance of warranties acquired in connection with the Tecstar Automotive Group merger in fiscal 2005 and the Regency merger in fiscal 2006.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005 (1)
Product sales	$3,358	$2,253	$2,903	$32,234
Contract revenue	2,997	2,709	2,489	5,357
Total revenue	6,355	4,962	5,392	37,591
Cost of product sales	2,663	1,941	2,301	29,284
Gross profit on product sales	695	312	602	2,950
Research and development expense	3,711	3,753	3,625	6,087
Net loss	(2,426)	(3,309)	(2,920)	(4,444)
Net loss per share—basic and diluted	(0.08)	(0.10)	(0.09)	(0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006 (2)
Product sales	$43,274	$57,205	$31,738	$40,646
Contract revenue	4,098	5,912	4,265	5,544
Total revenue	47,372	63,117	36,003	46,190
Cost of product sales	40,460	51,693	30,855	40,439
Gross profit on product sales	2,814	5,512	883	207
Research and development expense	6,627	5,981	6,327	6,925
Net loss	(8,149)	(3,037)	(9,842)	(14,505)
Net loss per share—basic and diluted	(0.15)	(0.06)	(0.19)	(0.27)

(1)	Includes the operations of Tecstar Automotive Group since the acquisition date, March 3, 2005.
(2)	Includes the operations of Empire Coach and Regency since the acquisition dates of September 15, 2005 and February 8, 2006, respectively.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged/ (Credited) to Cost and Expenses	Write-offs and Other Adjustments	Balance at End of Year
Allowance for doubtful accounts for the year ended:
April 30, 2004	$(40,000)	$(107,000)	—	$(147,000)
April 30, 2005	(147,000)	(1,254,036)	$157,141	(1,243,895)
April 30, 2006	(1,243,895)	(211,937)	930,584	(525,248)

Provision for obsolescence reserve for the year ended:
April 30, 2004	$(1,778,020)	$(238,320)	$1,078,772	$(937,568)
April 30, 2005	(937,568)	(1,237,815)	29,551	(2,145,832)
April 30, 2006	(2,145,832)	(932,895)	516,424	(2,562,303)

Warranty reserve for the year ended:
April 30, 2004	$(1,120,754)	$(133,302)	$305,534	$(948,522)
April 30, 2005	(948,522)	(700,413)	390,816	(1,258,119)
April 30, 2006	(1,258,119)	(650,805)	1,104,406	(804,518)

Valuation allowance for medical self-insurance for the year ended:
April 30, 2005	$—	$(651,575)	$380,989	$(270,586)
April 30, 2006	(270,586)	(1,570,491)	1,841,077	—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2006

/s/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	July 27, 2006

/s/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	July 27, 2006

/s/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	July 27, 2006

/s/ JEFFREY P. BEITZEL Jeffrey P. Beitzel	Director and Chief Operating Officer	July 27, 2006

/s/ BRIAN A. RUNKEL Brian A. Runkel	Director	July 27, 2006

/s/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	July 27, 2006

/s/ CARL E. SHEFFER Carl E. Sheffer	Director	July 27, 2006

/s/ THOMAS J. TYSON Thomas J. Tyson	Director	July 27, 2006

/s/ PAUL GRUTZNER Paul Grutzner	Director	July 27, 2006

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

*	The referenced exhibit is a compensatory contract, plan or arrangement.