Form 10-Q
period 2006-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-09-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 8, 2006:

58,187,041 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2006	July 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,012,610	$19,062,240
Restricted cash equivalents and marketable securities held-to-maturity	—	14,274,503
Accounts receivable, net	28,785,558	22,656,972
Inventories, net	34,965,750	34,330,528
Tooling and engineering	2,511,876	544,085
Refundable income taxes	38,671	12,610
Prepaids and other current assets	1,988,634	1,389,073

Total current assets	77,303,099	92,270,011
Property and equipment, net	23,716,716	25,137,471
Restricted cash equivalents and marketable securities held-to-maturity	15,000,000	1,725,497
Intangible assets, net	59,954,867	58,817,703
Goodwill	105,593,765	105,593,765
Deposits and other assets	740,154	724,211

Total assets	$282,308,601	$284,268,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,881,031	$26,015,869
Accrued payroll obligations	2,677,661	2,344,034
Accrued interest	739,996	506,387
Notes payable	2,225,574	2,220,157
Deferred revenue	796,037	3,239,993
Accrued warranties	804,518	1,001,046
Customer deposits	6,151,754	6,245,565
Other accrued liabilities	1,252,211	2,318,012
Current maturities of long-term debt	9,339,212	25,070,537

Total current liabilities	50,867,994	68,961,600
Long-term debt, net of current maturities	33,092,568	17,998,050
Deferred income taxes	5,885,143	5,740,193
Other accrued liabilities	401,227	292,971
Commitments and contingencies
Minority interests	468,801	444,428
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 53,774,113 issued and outstanding at April 30, 2006 and 58,187,041 issued and outstanding at July 31, 2006	53,774	58,187
Additional paid-in-capital	262,803,600	275,693,915
Accumulated deficit	(71,076,473)	(84,501,986)
Accumulated other comprehensive income (loss)	(189,033)	(419,700)

Total stockholders’ equity	191,592,868	190,831,416

Total liabilities and stockholders’ equity	$282,308,601	$284,268,658

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
	2005	2006
Revenue:
Net product sales	$43,273,992	$38,996,038
Contract revenue	4,098,352	3,506,126

Total revenue	47,372,344	42,502,164
Costs and expenses:
Cost of product sales	40,441,322	37,605,628
Research and development	6,626,699	5,658,503
Selling, general and administrative	7,051,312	10,989,757
Amortization of intangibles	1,116,944	1,134,183

Total costs and expenses	55,236,277	55,388,071

Operating loss	(7,863,933)	(12,885,907)
Interest income	290,433	182,146
Interest expense	(575,283)	(1,143,496)
Minority interest in losses of subsidiaries	—	286,145
Other income, net	—	14,160
Income tax benefit (provision)	(221)	121,439

Net loss	$(8,149,004)	$(13,425,513)

Net loss per share - basic and diluted	$(0.15)	$(0.23)

Number of shares used in per share calculation - basic and diluted	52,844,605	57,655,500

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(8,149,004)	$(13,425,513)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	2,686,119	2,989,143
Loss on disposal of property and equipment	—	340
Non-cash share-based compensation charges	27,083	1,121,932
Deferred income taxes	—	(144,950)
Gain (loss) on exchange rate changes	—	(76,849)
Minority interest in losses of subsidiaries	—	(286,145)
Changes in operating assets and liabilities:
Accounts receivable	(9,599,285)	6,128,586
Inventories	(5,600,237)	635,222
Tooling and engineering	(41,886)	1,967,791
Refundable income taxes	1,181,507	26,061
Deposits and other assets	(146,190)	615,504
Accounts payable	(2,880,145)	(1,795,253)
Deferred revenue	679,411	2,443,956
Customer deposits	—	93,811
Other accrued liabilities	(906,505)	630,117

Net cash provided by (used in) operating activities	(22,749,132)	923,753

Cash flows from investing activities:
Purchases of property and equipment	(1,178,668)	(3,242,677)
Proceeds from sale of property and equipment	—	14,160
Acquisition transaction costs	(403,011)	(43,280)
Purchases of marketable securities	(6,845,956)	(1,462,378)
Maturities of marketable securities	11,558,619	462,378

Net cash provided by (used in) investing activities	3,130,984	(4,271,797)

Cash flows from financing activities:
Payments on capital lease and other obligations	(10,381)	(3,036)
Proceeds from issuance of notes payable	750,000	—
Payments on notes and obligations payable	(123,216)	(129,724)
Borrowings on revolving credit agreement	12,671,184	735,452
Proceeds from issuance of common stock and warrants, net	—	12,503,181
Proceeds from exercises of stock options	127,130	33,612
Contributions from minority interest holders	—	261,772

Net cash provided by financing activities	13,414,717	13,401,257
Effect of exchange rate changes on cash	16,220	(3,583)

Net increase (decrease) in cash and cash equivalents	(6,187,211)	10,049,630
Cash and cash equivalents at beginning of period	11,736,688	9,012,610

Cash and cash equivalents at end of period	$5,549,477	$19,062,240

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2006

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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. On September 15, 2005, TAG acquired a 51.0% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20.0% equity interest in Concord Coatings, cash and a promissory note. On January 18, 2006, TAG obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. On February 8, 2006, the Company acquired all of the stock of Regency Conversions, Inc. (“Regency”), a vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts. On March 24, 2006, the Company obtained an initial 35.5% interest in Advanced Lithium Power Inc. (“ALP”), a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. The Company’s interest in ALP was reduced to 23.1% on July 18, 2006 as a result of additional equity contributed from another minority shareholder.

The Company’s authorized capital stock at July 31, 2006 consists of 20,000,000 shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100,000,000 shares of common stock, par value $0.001 per share, 59,187,010 shares issued and outstanding (which includes 999,969 shares of Series B common stock). Of the 100,000,000 authorized shares of common stock, 2,000,000 are designated as Series B common stock.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary TAG for the period subsequent to the merger completed on March 3, 2005 and TAG’s wholly-owned subsidiary Regency Conversions, LLC for the period subsequent to the acquisition of Regency on February 8, 2006. The consolidated financial statements also include TAG’s wholly-owned subsidiaries Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC, Quantum Power and Performance, LLC, a 50.1% ownership interest in Unique Performance Concepts, LLC, and a 51.0% ownership interest in Empire Coach Enterprises, LLC. The ownership position of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005 pursuant to an Assignment of Capital Units. Also acquired in connection with the TAG merger is the operating activities of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50.0%. The accounts of Advanced Lithium Power Inc. (“ALP”) have been included in the consolidated financial statements for the period since the Company obtained a 35.5% equity share of ALP on March 24, 2006 due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. Although the Company’s equity share declined to 23.1% during the first quarter of fiscal 2007, the decline did not change the controlling nature of the Company’s equity position in ALP due to existing voting arrangements and other control features established by a shareholder agreement.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). Tecstar L.P. has a 50.0% equity position in Amstar with AM General LLC holding the remaining 50.0% equity position. Amstar’s operations are similar in nature to TAG’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 7).

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

In January 2003, the Company completed a public equity offering of an aggregate of 4,025,000 shares of its common stock at a price of $2.25 per share, which yielded net proceeds of approximately $8.0 million after underwriting discounts and commissions and offering expenses. In October 2003, the Company completed a public equity offering of an aggregate of 8,050,000 shares of common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.1 million after underwriting discounts and commissions and offering expenses. The Company has available revolving lines of credit (as amended) with a financial institution totaling $25.0 million with terms expiring in February 2009 that were assumed in connection with the acquisition of TAG. Available borrowings under the lines were approximately $1.5 million at July 31, 2006.

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

Reclassification

Certain reclassifications have been made to fiscal year 2006 amounts to conform to the fiscal year 2007 presentation.

2) Acquisitions

Regency Conversions, Inc.

On February 8, 2006, the Company acquired all of the outstanding shares of stock of Texas based Regency Conversions, Inc. in exchange for $3.3 million in cash and 1,815,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Merger in a transaction accounted for as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

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

The Company has not yet obtained all information related to the acquisition, primarily related to estimates of fair value of dealer network and trade name intangibles, inventory and warranty reserves, other accrued expenses and completing income tax returns as of the acquisition date and settling incremental transaction costs. The final allocation will be completed in the second half of fiscal 2007.

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

Pro Forma Data

The operating results of Regency have been included in the Company’s consolidated financial statements from the date of the acquisition on February 8, 2006. The pro forma financial data set forth below gives effect to the Company’s merger with Regency as if the acquisition had been completed on May 1, 2005. The pro forma financial data includes an adjustment to increase in the number of shares used in the per share calculations for fiscal 2005 as a result of shares issued in connection with the Regency transaction. The pro forma financial data excludes those adjustments made to allocate the purchase consideration to Regency’s assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The acquisition of Empire Coach has been excluded from the pro forma data as this business is not significant.

	Three Months Ended July 31, 2005
	As Reported	Pro Forma (unaudited)
Net revenue	$47,372	$60,389
Operating loss	$(7,864)	$(7,547)
Net loss applicable to common stock	$(8,149)	$(8,120)
Net loss per share:
Basic	$(0.15)	$(0.15)
Diluted	$(0.15)	$(0.15)
Number of shares:
Basic	52,845	54,660
Diluted	52,845	54,660

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the Regency transaction occurred on May 1, 2005.

3) Restricted Cash Equivalents and Marketable Securities

The Company has collateralized $15.0 million of its portfolio of marketable securities held-to-maturity in connection with TAG’s long-term revolving credit facility pursuant to recent amendments executed with the Company’s financial institution on May 19, 2006 and June 30, 2006 (see Note 9) and collateralized $1.0 million for the benefit of General Motors Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations. The Company expects to maintain a level of $16.0 million in collateralized marketable securities under the revolving credit facility and related to the financing arrangement with GMAC over the next twelve-month period ending July 31, 2007. Restricted cash equivalents and marketable securities with maturity dates ranging from August 2006 to October 2007 consisted of the following as of July 31, 2006:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Maturing within one year:
Cash equivalents	$5,542,712	$—	$—	$5,542,712
Corporate bonds	3,883,431	—	(13,859)	3,869,572
U.S. government securities	4,848,360	—	(28,102)	4,820,258

	14,274,503	—	(41,961)	14,232,542
Maturing after one year:
U.S. government securities	1,725,497	—	(14,512)	1,710,985

Total	$16,000,000	$—	$(56,473)	$15,943,527

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2006	July 31, 2006
Customer accounts billed	$25,623,255	$21,556,600
Customer accounts unbilled	3,687,551	1,635,696
Allowance for doubtful accounts	(525,248)	(535,324)

Accounts receivable, net	$28,785,558	$22,656,972

5) Inventories

Inventories consist of the following:

	April 30, 2006	July 31, 2006
Materials and parts	$31,022,896	$32,169,658
Work-in-process	2,071,794	2,217,795
Finished goods	4,433,363	3,237,294

	37,528,053	37,624,747
Less provision for obsolescence	(2,562,303)	(3,294,219)

Inventories, net	$34,965,750	$34,330,528

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2006	July 31, 2006
Land	211,000	211,000
Buildings	972,222	972,222
Tooling, dies and molds	3,018,290	3,018,290
Plant machinery and equipment	16,407,171	17,068,329
Information systems and office equipment	15,484,932	17,514,786
Automobiles and trucks	1,879,400	1,911,456
Leasehold improvements	6,253,133	6,489,374
Construction in progress	4,248,678	4,524,534

	48,474,826	51,709,991
Less accumulated depreciation and amortization	(24,758,110)	(26,572,520)

Net property and equipment	23,716,716	25,137,471

7) Goodwill and Other Intangible Assets

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

Advanced Lithium Power

On March 24, 2006, the Company and certain unaffiliated individuals formed Advanced Lithium Power Inc. The Company initially held approximately 1.7 million shares or 35.5% of the Vancouver, British Columbia-based business of which its equity share was valued at $173,120 at the date of the formation. The Company’s interest in ALP was reduced to 23.1% on July 18, 2006 as a result of additional equity contributed from another minority shareholder. ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. The accounts of ALP have been included in the consolidated financial statements for the period since the formation due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. As of the date of the formation, the Company assigned $226,998 as intangible assets related to intellectual property and technology, $301,051 to tangible assets, $40,387 to accrued liabilities and $314,542 to the minority interest equity holders of ALP. The gross carrying value of the intangible assets increased slightly to $234,866 at April 30, 2006 and subsequently declined to $231,823 at July 31, 2006 due to the effect of exchange rates.

Amortization of Intangibles

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The assets consisting of customer related intangibles and existing technology acquired in the acquisition of TAG are amortized using the straight-line method over their estimated weighted-average useful lives of 360 months and 29 months, respectively. The intangible assets consisting of dealer network and trade names acquired in the acquisition of Regency are amortized using the straight-line method over their estimated weighted-average useful lives of 144 months and 240 months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the agreement. The intangible assets recorded in connection with the formation of UPC are being amortized over the anticipated program life of 33 months. The intangible assets recorded in connection with the formation of ALP are being amortized over the estimated useful life of the patents and other technology of 16 years.

Intangible assets consist of the following:

	April 30, 2006	July 31, 2006
TAG contracts and customer relationship:
Gross carrying value	$44,600,000	$44,600,000
Accumulated amortization	(1,880,445)	(2,252,112)

Net carrying value	42,719,555	42,347,888

TAG existing technology:
Gross carrying value	2,100,000	2,100,000
Accumulated amortization	(876,000)	(1,095,000)

Net carrying value	1,224,000	1,005,000

Regency dealer network:
Gross carrying value	4,280,000	4,280,000
Accumulated amortization	(89,166)	(178,332)

Net carrying value	4,190,834	4,101,668

Regency trade names:
Gross carrying value	1,040,000	1,040,000
Accumulated amortization	(12,999)	(25,998)

Net carrying value	1,027,001	1,014,002

GM Strategic Alliance Agreement:
Gross carrying value	16,479,358	16,479,358
Accumulated amortization	(6,139,203)	(6,554,146)

Net carrying value	10,340,155	9,925,212

UPC dealer network and trade names:
Gross carrying value	250,000	250,000
Accumulated amortization	(30,320)	(53,060)

Net carrying value	219,680	196,940

ALP patents and technology:
Gross carrying value	234,866	231,823
Accumulated amortization	(1,224)	(4,830)

Net carrying value	233,642	226,993

	$59,954,867	$58,817,703

8) Warranties

The Company offers a warranty for all of its second stage manufacturing, alternative fuel products. The specific terms and conditions of those warranties vary depending on the platform and model year. Warranty is provided for under terms similar to those offered by the OEM to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.

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

Changes in the Company’s product warranty liability during the first three months of fiscal 2007 are as follows:

Balance at April 30, 2006	$804,518
Warranties issued during the period	256,845
Settlements made during the period	(60,317)

Balance at July 31, 2006	$1,001,046

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2006	July 31, 2006
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving line of credit	19,548,172	20,599,282
Canadian revolving line of credit	3,215,000	2,899,342
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 8.25% at July 31, 2006), due December 1, 2006, collateralized by related building	1,157,475	1,135,434
Promisory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,560,183	1,514,615
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,949,914	1,893,216
Other	1,036	26,698

	42,431,780	43,068,587
Less current maturities	(9,339,212)	(25,070,537)

Long-term debt	$33,092,568	$17,998,050

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

The Company has a revolving credit facility with Comerica Bank that was assumed in connection with the acquisition of TAG. The credit facility consists of a domestic line of credit and a Canadian line of credit. On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third

Amended Credit Agreement, maximum availability under the credit facility is a combined $25.0 million for the domestic and Canadian revolvers. The amount of available advances is subject to limitations based upon the Company’s eligible accounts receivables and collateralized marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (8.25% at July 31, 2006) minus 1.25% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Third Amended Credit Agreement expires on February 1, 2009. Advances under the Third Amended Credit Agreement require the Company to meet tangible net worth covenants on a quarterly basis and a requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period each month. The Company is prohibited from making investments in, merging or acquiring, any other unrelated entity or business without the approval of Comerica Bank. Quantum and each of its direct and indirect subsidiaries provided Comerica Bank with an unlimited guaranty for TAG’s obligations and granted a security interest in all of the Company’s assets to Comerica Bank under the Third Amended Credit Agreement.

The Company did not meet the monthly requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period for the months of July and August 2006. The Company was in compliance with the minimum net worth covenant and all other requirements of the credit facility and other debt obligations, including the unsecured senior subordinated convertible notes at July 31, 2006. Comerica Bank has waived the monthly requirement to maintain less than a $15.0 million in the aggregate for July and August 2006. The Company anticipates that it will not be able to meet all requirements under the Third Amended Credit Agreement through July 31, 2007. Accordingly, the Company has classified the outstanding balances under the credit facility as a current liability at July 31, 2006.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of July 31, 2006.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

10) Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective for the first quarter of fiscal 2007, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R.

The fair value concepts have not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company determined that it will continue to use the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite vesting period of the option grants or other shared–based awards. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under APB 25, the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro-forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

The following table illustrates (i) the impact of adopting SFAS 123R on operating loss, net loss and basic and diluted net loss per share and (ii) as if the Company had continued to account for share –based compensation under APB 25:

	Three Months Ended July 31, 2006
	As Reported Under SFAS 123R	Pro-Forma Under APB 25
Operating loss	$(12,885,907)	$(11,791,050)

Net loss	$(13,425,513)	$(12,330,656)

Basic and diluted net loss per share	$(0.23)	$(0.21)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting period.

Three Months Ended July 31, 2005
Net loss, as reported	$(8,149,004)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,175,851)

Pro forma net loss	$(9,324,855)

Net loss per share, as reported – basic and diluted	$(0.15)
Stock-based employee compensation cost per share	(0.03)

Pro forma net loss per share – basic and diluted	$(0.18)

Number of shares used in the calculation of pro forma per share	52,844,605

Share-Based Compensation Reported

The share-based compensation expense related to stock options included in the accompanying condensed consolidated statement of operations and in the financial information by reportable business segment in Note 14 for the three month period ended July 31, 2006 is:

	Reportable Segment
	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$40,940	$—	$—	$40,940
Research and development	83,118	42,661	—	125,779
Selling, general and administrative	44,013	115,152	768,973	928,138

Total share-based compensation	$168,071	$157,813	$768,973	$1,094,857

Stock Incentive Plan

The Company has one stock option plan, the 2002 Stock Incentive Plan (the “Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, associates and consultants. Options expire ten years after the date of grant or 30 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. New shares are issued to satisfy stock option exercises under the Plan. Options awarded are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

A summary of option activity under the stock option plan, and changes during the first quarter of fiscal 2007 is presented as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2006	4,968,692	$4.80
Granted	—	$—
Exercised	(10,400)	$3.23
Forfeited	(53,000)	$4.65
Expired	(19,900)	$5.67

Options outstanding at July 31, 2006	4,885,392	$4.80	7.8	$13,612

Vested and expected to vest at July 31, 2006	4,730,553	$4.74	7.6	$17,298

Options exercisable at July 31, 2006	2,031,592	$4.61	6.9	$9,712

Shares Available for Grant

On May 1, 2006, an additional 1,613,223 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At July 31, 2006, there were 2,267,688 shares of common stock available for grant under the Plan.

On August 21, 2006, the Company granted an additional 1,570,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant.

Fair Value of Options

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. There were no options granted during the first quarter of fiscal 2007. The fair value of options granted for the first quarter of fiscal 2006 were estimated using the following weighted–average assumptions:

Three Months Ended July 31, 2005
Dividend yield	0%
Expected life - years	6.97
Risk-free interest rate	4.03%
Expected volatility of common stock	87.65

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended
	2005	2006
Weighted average grant date fair value per share	$3.37
Intrinsic value of of options exercised	$48,981	$12,335
Total fair value of options vested during the period	$599,097	$1,290,809

Non-vested Options

A summary of the options activity of the Company’s non-vested options and changes during the first quarter of fiscal 2007 is as follows:

	Number of Shares	Weighted-Average		Remaining Unrecognized Compensation Cost
		Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2006	3,336,750	$3.83
Granted	0
Vested	(396,950)	3.25
Forfeited	(73,000)	3.64

Nonvested outstanding at July 31, 2006	2,866,800	$3.91	2.2	$8,820,125

Restricted Stock

On May 1, 2005 the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was $325,000 and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. During the three months ended July 31, 2006, the Company recorded $27,025 in compensation expense related to the restricted stock. As of July 31, 2006, $189,526 of remaining unearned compensation is reported as part of additional paid-in-capital on the consolidated balance sheet.

11) Warrants

On June 29, 2006, the Company completed a PIPE transaction which yielded gross proceeds of $12.5 million from the sale of 4,403,000 shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. Proceeds from the sale of stock, net of issuance costs of $0.8 million for the placement agent’s fee, amounted to $11.7 million. The transaction also included the issuance of warrants to purchase 880,506 shares of the Company’s common stock at an exercise price of $3.94 to the PIPE investors. The warrants expire in June 2011 and have a fair value of $0.9 million.

In connection with the PIPE, the Company entered into a registration rights agreement which provided that the Company would file a registration statement with the SEC registering the shares issued for resale within 30 days of the closing date. The Company filed the required registration statement with the SEC on July 28, 2006 and the registration statement became effective on August 4, 2006. The Company evaluated the warrants and related registration rights agreement in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate due to the fact that the contract is required to be physically settled in shares of the Company’s common stock. The proceeds from the transaction have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregated the values for financial reporting purposes as both instruments have been classified as permanent equity.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2005	2006
Numerator:
Net loss	$(8,149,004)	$(13,425,513)
Numerator for basic and diluted loss per share — to common stockholders	$(8,149,004)	$(13,425,513)
Denominator for basic and diluted loss per share—weighted-average shares	52,844,605	57,655,500

Basic and diluted loss per share	$(0.15)	$(0.23)

For the three months ended July 31, 2006 and 2007, options to purchase approximately 5,095,931 and 4,885,392 and warrants to purchase approximately 245,444 and 880,506 shares of common stock, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. In addition, for the three months ended July 31, 2006 and 2007, senior subordinated notes payable convertible into approximately 2,600,000 shares of common stock were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

13) Income Taxes

Income tax benefit for the three months ended July 31, 2006 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The current period income tax benefit results from utilization of operating losses against income from reversal of the deferred tax liability from the TAG acquisition (discussed below).

The Company has established a valuation allowance against a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized. There is a deferred tax liability resulting from purchase accounting relating to the Company’s acquisition of TAG in March 2005 where the amortization of identifiable assets exceed the carryforward period. The federal deferred tax liability from the Regency business combination in February 2006 was recorded with a corresponding reduction of valuation allowance.

14) Business Segment and Geographic Information

Business Segments

The Company classifies its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. The reportable segments other than Corporate represent strategic businesses that are managed separately and offer products and services that can be differentiated. Corporate consists of general and administrative expenses incurred at the corporate level that are not allocated to the reportable segments.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 70.3% and 75.9% and Toyota Motor Corporation (“Toyota”) comprised 3.0% and 14.2% of the total Quantum Fuel Systems segment revenue reported for the three-month periods ended July 31, 2005 and 2006, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 90.4% and 72.5% of the total Tecstar Automotive Group segment revenue reported for the three-month periods ended July 31, 2005 and 2006, respectively.

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at July 31, 2006. The Company’s foreign assets, which are all located in Canada, represented 2.8% and 2.5% of the Company’s consolidated total assets at April 30, 2006 and July 31, 2006, respectively.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three months ended July 31,
	2005	2006
Product revenue
Quantum Fuel Systems	$2,035	$4,561
Tecstar Automotive Group	41,239	34,435

Total	$43,274	$38,996

Contract revenue
Quantum Fuel Systems	$2,346	$2,515
Tecstar Automotive Group	1,753	991

Total	$4,099	$3,506

Operating Loss
Quantum Fuel Systems	$(4,153)	$(3,019)
Tecstar Automotive Group	(1,261)	(5,769)
Corporate Expenses	(2,450)	(4,098)

Total	$(7,864)	$(12,886)

Capital Expenditures
Quantum Fuel Systems	$284	$78
Tecstar Automotive Group	803	3,138
Corporate Expenses	92	27

Total	$1,179	$3,243

Depreciation and Amortization
Quantum Fuel Systems	$1,058	$1,042
Tecstar Automotive Group	1,266	1,517
Corporate Expenses	362	430

Total	$2,686	$2,989

	April 30, 2006	July 31, 2006
Identifiable Assets
Quantum Fuel Systems	$60,347	$56,028
Tecstar Automotive Group	196,122	191,489
Corporate	25,840	36,752

Total assets	$282,309	$284,269

Goodwill
Quantum Fuel Systems	$30,400	$30,400
Tecstar Automotive Group	75,194	75,194

Total goodwill	$105,594	$105,594

15) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2006 and July 31, 2006, Amstar had accumulated deficits of $466,603 and $989,417, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2006 and July 31, 2006 for AM General.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the condensed consolidated balance sheet.

Empire Coach

The Chief Executive Officer & President of Empire Coach owns a 49% minority interest position in the accounts of Empire Coach and has not provided or been required to provide any capital contributions to date. As of April 30, 2006 and July 31, 2006, Empire Coach has incurred accumulated deficits of $1,268,512 and $1,643,506, respectively. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the accumulated deficit has been entirely allocated to the Company and there is no balance to be reported as minority interest as of April 30, 2006 and July 31, 2006 for Empire Coach.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000. The minority interest in net losses of UPC amounted to $100,071 from the date of formation to the end of fiscal 2006 and $213,212 for the three-month period ended July 31, 2006. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, the amount reflected for minority interest on the condensed consolidated balance sheet for UPC decreased from $199,929 as of April 30, 2006 to zero as of July 31, 2006.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. On July 18, 2006, ALP received a total of $264,740 in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transaction increased the minority interest holdings from 64.5% to 76.9%. On July 5, 2006, the Company advanced $181,000 to ALP in exchange for a convertible subordinated note with interest at 4.0% per annum. The Company has the right, at its option, to convert the whole or any part of the advance into voting shares of ALP at the earlier of December 31, 2007 or an initial public offering of ALP stock.

The net equity of ALP as of April 30, 2006 and July 31, 2006 was $416,855 and $525,521, of which the minority interest position amounted to $268,872 and $444,428, respectively.

Concord Coatings

On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash from the 80% equity interest, LJW Holdings, LTD., and a promissory note from Concord in the principal amount of $1,242,279. The total consideration of $1,865,349 equaled the book value of the net assets sold. The accounts of Concord Coatings have been included in the condensed consolidated financial statements subsequent to the September 2005 transaction. The promissory note between Concord and Tarxien is eliminated in consolidation. As a result of operating losses since the date of the transaction and impairment of assets identified during the fourth quarter of fiscal 2006, Concord Coatings had deficit equity position as of April 30, 2006 and July 31, 2006 of $1,519,000 and $1,770,083, respectively. Accumulated deficits above the cash received in connection with the sale of assets have been allocated to Tarxien and there is no balance to be reported as minority interest as of April 30, 2006 and July 31, 2006. TAG anticipates that the operations of Concord Coatings will cease in the second quarter of fiscal 2007 and its assets will be liquidated.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended July 31,
	2005	2006
Comprehensive loss, net of tax:
Net loss, as reported	$(8,149,004)	$(13,425,513)
Other comprehensive loss - currency translation adjustments (1)	(23,026)	(230,667)

Comprehensive loss, net of tax:	$(8,172,030)	$(13,656,180)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

17) Customer Deposit

As of July 31, 2006, the Company had deposits on hand from customers totaling approximately $6.2 million. Included in these deposits are approximately $4.7 million representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. Pursuant to an arrangement with General Motors in August 2006, the overpayments will be applied against open receivables related to other similar programs with General Motors, resulting in the elimination of the deposit during the second quarter of fiscal 2007.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of the fuel cell vehicle industry and specialty automotive equipment industries. All statements included in this annual report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this annual report and in the other filings we make from time to time with the SEC.

The following risks and other factors, in addition to those identified in this annual report under the heading “Risk Factors,” could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

•	General Motors is our largest customer and our business and working capital depends to a great extent on General Motors;

•	General Motors has publicized its interest to put significant pressures on its suppliers to reduce costs, including General Motors’ intention to change suppliers if suppliers do not comply;

•	our revenue is highly concentrated among a small number of customers;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our second stage vehicle assembly operations are primarily focused on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	we expect our mergers with TAG and Regency to result in benefits to the combined company, but we may not realize those benefits due to challenges associated with integrating the operations and employees of the companies, which potentially could lead to an impairment of goodwill and other intangible assets;

•	our financial results could suffer if the goodwill and other intangible assets acquired in our mergers with TAG and Regency become impaired;

•	we could become subject to stockholder litigation associated with our merger with TAG and our restatement of financials;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our TAG business;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our TAG business;

•	we may never be able to introduce commercially viable hydrogen and hybrid products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	our business depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	higher gasoline prices, higher interest rates and/or decreases in the level of disposable consumer income could adversely affect the demand for the products of our TAG business;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	our ability to design and manufacture packaged fuel systems and battery control systems for fuel cell, hydrogen and hybrid electric vehicle applications that can be integrated into the products of OEMs will be critical to our business;

•	we depend on third-party suppliers for the supply of materials and components for our products;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems and battery control systems for fuel cell and hybrid vehicles on a commercial basis, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may need to raise additional capital in the future to achieve commercialization of our products and technologies, to develop facilities for mass production of our products and systems, to take advantage of strategic opportunities, and to fund operating activities;

•	our ability to raise capital in the future may be difficult due to operating losses;

•	variability in our operating performance may impact our ability to meet certain financial covenants required under the Amended and Restated Credit Agreement with our financial institution;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our insurance may not be sufficient;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	future sales of substantial amounts of our common stock could affect its market price;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	we may be unable to remedy our material weakness on internal control over financial reporting in a timely manner;

•	the market price and trading volume of our common stock may be volatile;

•	past acquisitions and any future acquisitions or transactions may not be successful;

•	our recent acquisitions and any future acquisitions could harm our operating results and share price;

•	the disposition of businesses that do not fit with our evolving strategy can be highly uncertain;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

•	We depend upon the availability of vehicle chassis for our Regency conversion business and our financial results can be adversely impacted if there is a shortage or delay in obtaining a sufficient supply of these chassis;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2006. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

The acquisition of Tecstar Automotive Group expands Quantum’s OEM ‘one-stop-shop’ capability with expanded resources in terms of vehicle system design, powertrain engineering, systems integration, validation, and second stage manufacturing and assembly for all future fuel cell, hybrid and alternative fuel vehicle programs. Our expanded OEM capabilities facilitate our participation in early stage development, production and second stage assembly of fuel systems and performance packages for fuel cell, hybrid and alternative fuel vehicles. Through the integration of the two companies, we are starting to use Tecstar Automotive Group’s second stage assembly capabilities in several of Quantum Fuel System’s programs involving assembly and production.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 19,200 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

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

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles will be put in service in Norway in 2006 and 2007 as part of the HyNor program. During the first quarter of fiscal 2007, we began shipping converted hydrogen-fueled hybrid units to the HyNor program under the purchase order. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

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

Our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors extends through September 2006. We anticipate that future programs for CNG applications will be under a dual-invoice program. A dual-invoice structure would allow us to assemble the CNG fuel system and directly sell our systems in conjunction with the General Motors vehicle to General Motors’ customers under a QVM-Quality Vehicle Manufacturing arrangement without utilizing its marketing network.

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

On March 24, 2006, we obtained a 35.5% stake (reduced to 23.1% as of July 18, 2006) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (“ALP”), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications.

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

In February 2006, we acquired all of the stock of Regency Conversions, Inc. (“Regency”). Regency is one of the largest vehicle converters in North America and supplements our second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broadens our customer base beyond OEMs. In addition, it is anticipated that the Tecstar Automotive Group segment’s manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. The addition of Regency enables us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under a QVM-Quality Vehicle Manufacturing arrangement but without utilizing the OEM marketing network.

In January 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles. The new venture began production of a Chip Foose-designed 2006 Ford Stallion Mustang in June 2006.

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

In September 2005, we sold substantially all the assets of our production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1,500,000 (US$1,199,342 advanced as of July 31, 2006) revolving credit facility with Comerica Bank.

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

For the first quarters of fiscal 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 88.6% and 54.1%, respectively, of our total revenue for these periods.

We recognize revenue for product sales upon shipment or when goods and systems are assembled on the vehicles and prepared and deliverable to our customers in accordance with our contract terms and collectibility is reasonably assured. Contract revenue is principally recognized based on the percentage of completion method. Revenues on certain other contracts are recognized on a time and materials basis as costs are incurred.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 7.6% as of July 31, 2006) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2005, the Company anticipates that this commitment will be waived or partially waived in the future. During the first quarter of fiscal 2007, we spent approximately $0.2 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Except as discussed below related to our first quarter of fiscal 2006, our historical final contract costs have approximated the initial estimates and any unforeseen changes in the estimates have not resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We conduct a major portion of our business with a limited number of customers. For the past fiscal year and for the foreseeable future, General Motors has represented, and is expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisitions of Tecstar Automotive Group, Empire Coach and Regency Conversions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In determining the fair value of the assets acquired and liabilities assumed in connection with our acquisitions, we consider the evaluations of independent valuation consultants and other estimates.

•	We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. An impairment would be recognized based on the difference between the fair value of the asset and its carrying value. Future events could cause us to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carryforward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At July 31, 2006, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Effective for the first quarter of fiscal 2007, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R. For the quarter ended July 31, 2006, there were no stock options awarded or modified; however, we recorded total compensation charges of $1.1 million related to the unvested portion of previously granted stock options.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we adopted these provisions as of the beginning of our current fiscal year effective May 1, 2006. No significant changes resulted in our accounting for inventory from the adoption of SFAS 151 in the first quarter of fiscal 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Results of Operations

Three months ended July 31, 2005 and 2006

Net revenues and operating loss for our business segments for the three months ended July 31, 2005 and 2006 were as follows:

	Three months ended July 31,
	2005	2006
Product revenue
Quantum Fuel Systems	$2,035	$4,561
Tecstar Automotive Group	41,239	34,435

Total	$43,274	$38,996

Contract revenue
Quantum Fuel Systems	$2,346	$2,515
Tecstar Automotive Group	1,753	991

Total	$4,099	$3,506

Operating Loss
Quantum Fuel Systems	$(4,153)	$(3,019)
Tecstar Automotive Group	(1,261)	(5,769)
Corporate Expenses	(2,450)	(4,098)

Total	$(7,864)	$(12,886)

Overall revenue decreased $4.9 million from $47.4 million in the first quarter of fiscal 2006 to $42.5 million in the first quarter of fiscal 2007. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $6.8 million as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006. This decline was offset by an increase in overall revenues from our Quantum Fuel Systems segment of $2.7 million primarily as a result of increased product sales to General Motors and Toyota.

Overall operating loss increased $5.0 million, from $7.9 million in the first quarter of fiscal 2006 to $12.9 million in the first quarter of fiscal 2007. The higher operating loss in the first quarter of fiscal 2007 is due to increased operating losses in our Tecstar Automotive Group of $4.5 million resulting from the decline in revenues and increased selling, general and administrative expenses as a result of the Regency acquisition. Additionally, our Corporate segment had a $1.6 million increase in losses as a result of expanded support to administer a larger base of subsidiaries of the overall operations in fiscal 2007 as compared to fiscal 2006 and higher compensation charges as a result of the adoption of SFAS 123R in fiscal 2007. These increased operating losses were partially offset by an improvement in our Quantum Fuel Systems segment which lowered its operating loss by $1.1 million on a higher revenue base in the first quarter of fiscal 2007 as compared to the prior year first quarter.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment increased $2.6 million, or 130%, from $2.0 million in the first quarter of fiscal 2006 to $4.6 million in the first quarter of fiscal 2007. Product sales during fiscal 2007 primarily consisted of our hydrogen fuel metering and fuel storage systems for Toyota’s fuel cell bus platform and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Shipments of all remaining orders for the current generation of hydrogen fuel storage systems for Toyota’s bus platform, which began in the fourth quarter of fiscal 2006, were completed in the first quarter of fiscal 2007 and amounted to $1.0 million. There were no shipments in the first quarter of fiscal 2006 to Toyota. Sales related to compressed natural gas fuel systems increased $1.2 million, or 60%, from $2.0 million in the first quarter of fiscal 2006 to $3.2 million in the first quarter of fiscal 2007. The increase in the first quarter of fiscal 2007 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program. We expect compressed natural gas product sales to decline significantly during the third quarter of fiscal 2007 in connection with the anticipated expiration of the current natural gas vehicle program with General Motors.

Cost of product sales for the Quantum Fuel Systems segment increased $1.3 million, or 52%, from $2.5 million in the first quarter of fiscal 2006 to $3.8 million in the first quarter of fiscal 2007. The increase in the first quarter of fiscal 2007 is mainly due to the higher overall sales volume in the segment and an increase in average unit costs related to the compressed natural gas fuel system program.

Gross profits on product sales for the Quantum Fuel Systems segment increased $1.3 million from a negative $0.5 million in the first quarter of fiscal 2006 to a positive $0.8 million in the first quarter of fiscal 2007. The increase in the first quarter of fiscal 2007 is mainly attributable to the increased sales volume.

Contract revenue for the Quantum Fuel Systems segment increased $0.2 million, or 9%, from $2.3 million in the first quarter of fiscal 2006 to $2.5 million in the first quarter of fiscal 2007. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. The increase in contract revenue in the first quarter of fiscal 2007 compared to fiscal 2006 is due largely to revisions of estimates of total expected project costs that occurred during the first quarter of fiscal 2006 which negatively impacted contract revenue.

Research and development expense associated with development contracts decreased $0.3 million, or 12%, from $2.5 million in the first quarter of fiscal 2006 to $2.2 million in the first quarter of fiscal 2007. Internally funded research and development expense for the Quantum Fuel Systems segment increased slightly by $0.4 million, or 19%, from $2.1 million in the first quarter of fiscal 2006 to $2.5 million in the first quarter of fiscal 2007 in part due to research and development activities at the newly formed Advanced Lithium Power and share-based compensation expense related to unvested options previously granted that are required to be expensed beginning in fiscal 2007 as a result of the Company’s adoption of SFAS 123R.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.1 million, or 9%, from $1.1 million in the first quarter of fiscal 2006 to $1.2 million in the first quarter of fiscal 2007. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 12% for the first quarter of fiscal 2007 compared to 12% for the first quarter of fiscal 2006.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the first quarter of fiscal year 2007 was the same as in the first quarter of fiscal 2006 and amounted to $0.4 million.

Operating loss for the Quantum Fuel Systems segment in the first quarter of fiscal 2007 was $3.0 million, a decrease of $1.2 million from the first quarter of fiscal 2006 loss of $4.2 million mainly resulting from the increase in revenue. We expect the Quantum Fuel System segment to incur continued operating losses in fiscal 2007 and a decline in quarterly revenues over the remainder of fiscal 2007 as compared to the first quarter of fiscal 2007 due to the upcoming expiration of the compressed natural gas program with General Motors. However, we do expect revenues for Quantum Fuel Systems to be higher in fiscal 2007 compared to fiscal 2006.

Tecstar Automotive Group Segment

Activity in the Tecstar Automotive Group segment relates primarily to operations acquired in connection with the acquisitions of Tecstar Automotive Group on March 3, 2005 and of Regency on February 8, 2006. The operating results of Tecstar Automotive Group and Regency have been included in our consolidated financial results since the dates of the acquisitions. Tecstar Automotive Group product sales include OEM-level specialty equipment and vehicle accessories, known as styling parts and performance products, that are added to OEM pick-up trucks, SUVs and vans through a second stage assembly process and distributed through OEMs or a dealer network.

Overall revenues for the Tecstar Automotive Group of $35.4 million for the first quarter of fiscal 2007 decreased $7.6 million or 18% from the first quarter of fiscal 2006 revenues of $43.0 million. This decrease is mainly due to declines in product revenues as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006 that were partially offset by $11.1 million in additional revenues generated by our Regency operations in the current fiscal year.

Product sales for the Tecstar Automotive Group decreased $6.8 million, or 17%, from $41.2 million in the first quarter of fiscal 2006 to $34.4 million in the first quarter of 2007. Product sales include second stage assembly revenues which are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Second stage assembly revenues decreased $5.4 million, or 25.0%, from $23.5 million in the first quarter of fiscal 2006 to $18.1 million in the first quarter of 2007 due to the expiration of programs noted above. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $15.5 million and $12.8 million for the first quarters of fiscal 2006 and 2007, respectively. Other revenues totaled $2.2 million and $3.5 million for the first quarters of fiscal 2006 and 2007, respectively. We expect overall product sales in fiscal 2007 as compared to fiscal 2006 to continue to be negatively impacted by the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that occurred in the second half of fiscal 2006; however, we anticipate that overall product revenues for fiscal 2007 will approximate fiscal 2006 as a result of the Regency acquisition and other dealer network and specialty vehicle programs as anticipated volumes increase in our Unique Performance Concepts business venture and the introduction of new vehicle and parts programs with General Motors.

Cost of product sales for the Tecstar Automotive Group decreased $4.1 million, or 11.0%, from $37.9 million in the first quarter of fiscal 2006 to $33.8 million in the first quarter of fiscal 2007. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $0.7 million or 2% of sales in the current quarter as compared to $3.3 million or 8% of sales in the first quarter of the prior year. The decrease is primarily due to the lower volumes of second-stage activities in the first quarter of fiscal 2007.

Contract revenue for the Tecstar Automotive Group decreased $0.8 million, or 44%, from $1.8 million in the first quarter of 2006 to $1.0 million in the first quarter of 2007. Revenue is associated with design and engineering services for concept vehicles. Research and development expense associated with cost of contract revenue decreased $1.1 million, or 52%, from $2.1 million in the first quarter of 2006 to $1.0 million in the first quarter of 2007.

Selling, general and administrative expenses for the Tecstar Automotive Group increased $2.1 million, or 58%, from $3.6 million in the first quarter of 2006 to $5.7 million in the first quarter of 2007. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The increase in the current year is mainly due to the expanded activities related to the operations of Regency, Empire and Unique Performance which were not included in the first quarter of the prior year. Selling, general and administrative expenses attributable to these three entities were $2.1 million. The first quarter of fiscal 2007 also includes $0.1 million of share-based compensation expense related to unvested options previously granted that are required to be expensed beginning in fiscal 2007.

Amortization of intangibles was $0.7 million in both the first quarter of fiscal 2006 and 2007. This primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts.

Operating loss for the Tecstar Automotive Group segment increased $4.5 million, from $1.3 million in the first quarter of 2006 to $5.8 million in the first quarter of 2007. We expect our Tecstar Automotive Group segment to realize improved operating results as compared to the first quarter of fiscal 2007 during the remaining quarters of fiscal 2007 as a result of higher-margin revenues from our dealer network programs and the implementation of cost reductions.

Corporate

Corporate expenses increased by $1.6 million, or 64%, from $2.5 million in the first quarter of fiscal 2006 to $4.1 million in the first quarter of fiscal 2007 due in part to increased audit related fees and services of $0.3 million and share-based compensation expense of $0.8 million resulting from the new accounting change for unvested options effective beginning in fiscal 2007. Expansion of corporate activities related to subsidiaries added over the past year has contributed to the increased level of costs incurred in the first quarter of fiscal 2007. Corporate expenses as a percentage of total revenues increased to 10.0% in the first three months of fiscal 2007 as compared to 5.0% in the first three months of fiscal 2006.

Non-Reporting Segment Results

Interest Income and Expense. Interest income decreased by $0.1 million, or 33%, from $0.3 million in first three months of fiscal 2006 to $0.2 million in the first three months of fiscal 2007. Interest expense amounted to $1.1 million in the first quarter of fiscal 2007 as compared to $0.6 million in the first quarter of fiscal 2006. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006. The increase in interest expense is attributable to higher prime interest rates and higher levels of borrowing under the credit facility with Comerica Bank as compared to the first quarter of the previous year.

Income Taxes. During the three month period ended July 31, 2006, we realized a tax benefit of approximately $0.1 million primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses to continue through fiscal 2007 and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets.

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

In connection with our acquisition of Tecstar Automotive Group, we assumed a total of $23.8 million of long-term debt at the close of the Tecstar Automotive Group merger on March 3, 2005. This debt included $15.0 million of unsecured senior subordinated convertible notes that were issued in a private placement with Tecstar Automotive Group in July 2004. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with Tecstar Automotive Group, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77 per dollar of debt converted. All of the semi-annual interest payments to date have been made in cash.

Our principal sources of liquidity as of July 31, 2006 included cash and cash equivalents of $19.1 million, short-term restricted cash equivalents and marketable securities of $14.3 million, long-term restricted cash equivalents and marketable securities of $1.7 million, and revolving lines of credit with maximum availability totaling $25.0 million. Advances outstanding under the lines totaled $23.5 million at July 31, 2006. As discussed further below, $15.0 million of our marketable securities are now pledged as collateral under the terms of our credit facility with a financial institution as amended on May 19, 2006 and June 30, 2006 and $1.0 million of cash is now pledged as collateral under an arrangement with General Motors Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for our operations at Regency.

We have a revolving credit facility with Comerica Bank that was assumed in connection with the acquisition of TAG. The credit facility consists of a domestic line of credit and a Canadian line of credit. On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third Amended Credit Agreement, maximum availability under the credit facility is a combined $25.0 million for the domestic and Canadian revolvers. The amount of available advances is subject to limitations based upon our eligible accounts receivables and collateralized marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (8.25% at July 31, 2006) minus 1.25% or the federal funds rate plus 1.00%. There is also a Euro currency based rate option as defined in the agreement. The Third Amended Credit Agreement expires on February 1, 2009. Advances under the Third Amended Credit Agreement require us to meet tangible net worth covenants on a quarterly basis and a requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period each month. We are prohibited from making investments in, merging or acquiring, any other unrelated entity or business without the approval of Comerica Bank. Quantum and each of our direct and indirect subsidiaries provided Comerica Bank with an unlimited guaranty for TAG’s obligations and granted a security interest in all of our assets to Comerica Bank under the Third Amended Credit Agreement.

We did not meet the monthly requirement to maintain less than a $15.0 million balance in the aggregate amount of advances and credit extensions during a five consecutive business day period for the months of July and August. We were in compliance with the minimum net worth covenant and all other requirements of the credit facility and other debt obligations, including the unsecured senior subordinated convertible notes at July 31, 2006. Comerica Bank has waived the monthly requirement to maintain less than a $15.0 million in the aggregate for July and August 2006. We anticipate that we will not be able to meet all requirements, including financial covenants, under the Third Amended Credit Agreement through July 31, 2007. Accordingly, we have classified the outstanding balances under the credit facility as a current liability at July 31, 2006.

We anticipate implementing a cost reduction program that includes efforts to consolidate facilities, streamline functions, evaluate workforce levels and apply other cost saving measures. We anticipate that we will require additional financing to supplement our current working capital to fund future operating activities over the next twelve months and to take advantage of strategic opportunities, complete product and application development, or to develop facilities for commercialization and limited production of our products and systems. We believe such financing can be adequately sourced through financial institutions and public or private offerings of equity or debt securities. Although we believe those requirements can be adequately sourced, we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors. As of July 31, 2006, we had no material commitments for capital expenditures.

Our long-term cash requirements depend on numerous factors. Our Quantum Fuel Systems segment is dependent on factors such as the advancement of OEM fuel cell technologies, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. Our Tecstar Automotive Group segment is dependent on factors such as model year changeover of vehicle platforms by General Motors, economic conditions, including levels of disposable consumer income, the availability and price of gasoline, the level of interest rates, and the availability of consumer financing. Our cash and levels of borrowing are also impacted by the timing of Tecstar Automotive Group’s once-a-month cash collections on product sales to General Motors. Competition and a reliance on a few customers, particularly General Motors, are additional factors that may impact our future operations.

Net cash provided by operating activities was $0.9 million during the first quarter of fiscal 2007 as compared to a cash use of $22.7 million during the first quarter of fiscal 2006. The cash provided during the first quarter of fiscal 2007 is primarily due to favorable changes in levels of operating assets and liabilities of $10.7 million. We do not expect this same level of change in the next couple of quarters. Our net loss was $13.4 million for the first quarter of fiscal 2007 of which $3.6 million related to non-cash items mainly consisting of depreciation, amortization and share-based compensation charges. Accounts receivable declined $6.1 million and deferred revenue increased $2.4 million during the first quarter of fiscal 2007, respectively, as a result of collections on long-term programs with General Motors.

Net cash used in investing activities during the first quarter of fiscal 2007 was $4.3 million as compared to cash provided of $3.1 million during the first quarter of fiscal 2006. The net cash used in the current fiscal quarter is mainly a result of purchases of property and equipment of $3.2 million mainly relating to the development of tooling for our new programs at Unique Performance and our upcoming second-stage program with Nissan. Cash of $1.0 million was also used for the net purchases of marketable securities during the first quarter of the current fiscal year.

Net cash provided by financing activities during the first quarter of fiscal 2007 was $13.4 million as compared to $13.4 million during the first quarter of fiscal 2006. Cash provided during the first quarter of fiscal 2007 was principally from the sale of 4.4 million shares of stock to private investors that provided $12.5 million in gross proceeds. We also received $0.3 million from a minority interest holder in Advanced Lithium Power.

The ratio of current assets to current liabilities was 1.3:1 at July 31, 2006 versus 1.5:1 at April 30, 2006. During the first quarter of fiscal 2007, our total working capital decreased by $3.1 million, from $26.4 million at April 30, 2006 to $23.3 million at July 31, 2006 primarily as a result of the change in classification of the outstanding balances under our revolving credit facility from long-term to current.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at July 31, 2006, a 1% decrease in interest rates would result in reduced annual interest income of approximately $351,000.

We are also at risk due to the variable nature of our $25.0 million in revolving credit facilities. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $250,000, assuming the maximum amount was outstanding on the credit facilities during an entire year.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $77,000 for the first three months of fiscal 2007.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $282,510 for the first quarter of fiscal 2007. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006 and $18.9 million at July 31, 2006. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

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

(b) Design of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

Status of Management’s Remedial Action

At April 30, 2006 we reported that we had a material weakness as a result of not having the internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. We have made progress on remediating this material weakness and have developed a remediation plan that involves a restructure and enhancement of our internal accounting resources and functions that we believe will resolve the material weakness. We anticipate implementing this plan over the second and third quarters of fiscal 2007 and believe the full implementation of this plan will make the design and operation of our internal controls over financial reporting effective.

(c) Changes in Internal Control Over Financial Reporting

Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2006.

10.1	*	Amended and Restated Employment Agreement, dated May 1, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Alan P. Niedzwiecki (Incorporated herein by reference to Exhibit 10.22(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.2	*	Employment Agreement, dated May 1, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Dale L. Rasmussen. (Incorporated herein by reference to Exhibit 10.25(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.3	*	Employment Agreement, effective May 1, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Jeffrey P. Beitzel. (Incorporated herein by reference to Exhibit 10.26(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.4	*	Employment Agreement, effective May 1, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Bradley J. Timon. (Incorporated herein by reference to Exhibit 10.62 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.5	*	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Richard C. Anderson. (Incorporated herein by reference to Exhibit 10.28(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.6	*	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Douglass C. Goad. (Incorporated herein by reference to Exhibit 10.29(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.7	*	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Joseph E. Katona. (Incorporated herein by reference to Exhibit 10.30(a) of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.8	*	Directors Compensation Summary for Fiscal Year 2007 (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 1, 2006).

10.9		Second Amended and Restated Credit Agreement, dated May 19, 2006. (Incorporated herein by reference to Exhibit 10.65 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.10		Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica Bank. (Incorporated herein by reference to Exhibit 10.66 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006)

10.11		Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica Bank. (Incorporated herein by reference to Exhibit 10.67 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006)

10.12		Security Agreement, dated May 19, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., each of its Subsidiaries, and Comerica Bank. (Incorporated herein by reference to Exhibit 10.68 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.13		Guaranty, dated May 19, 2006, by and among Registrant, each of its subsidiaries, and Comerica Bank. (Incorporated herein by reference to Exhibit 10.69 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006)

10.14		Amended and Restated Credit Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank. (Incorporated herein by reference to Exhibit 10.70 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.15		Security Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank. (Incorporated herein by reference to Exhibit 10.71 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.16		Guarantee, dated May 19, 2006, by and between Tecstar Automotive Group, Inc. and Comerica Bank. (Incorporated herein by reference to Exhibit 10.72 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.17		Third Amended Credit Facility dated June 30, 2006 (Amendment No. 1 to Credit Agreement and Waiver). (Incorporated herein by reference to Exhibit 10.73 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.18		Agreement, dated June 30, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank. (Incorporated herein by reference to Exhibit 10.74 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.19		Form of Securities Purchase Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006. (Incorporated herein by reference to Exhibit 10.76 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.20		Form of Registrations Rights Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006. (Incorporated herein by reference to Exhibit 10.77 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.21		Form of Common Stock Purchase Warrant issued in connection with Registrant’s Private Placement of Securities dated June 29, 2006. (Incorporated herein by reference to Exhibit 10.78 of Registrant’s Annual Report on Form 10-K filed on July 28, 2006).

10.22	*	Form of Stock Award Agreement.

31.1		Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2		Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1		Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2		Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

*	The referenced exhibit is a compensatory contract, plan or arrangement.