Form 10-Q
period 2006-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2006-12-18
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 12, 2006:

64,330,334 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2006	October 31, 2006
ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$9,012,610	$12,529,410
Restricted cash equivalents and marketable securities	—	17,655,558
Accounts receivable, net	28,785,558	21,302,380
Inventories, net	34,965,750	32,630,629
Tooling and engineering	2,511,876	1,056,408
Prepaids and other current assets	2,027,305	2,204,722

Total current assets	77,303,099	87,379,107
Property and equipment, net	23,716,716	23,358,844
Restricted cash equivalents and marketable securities	15,000,000	—
Intangible assets, net	59,954,867	57,685,662
Goodwill	105,593,765	33,276,259
Deposits and other assets	740,154	748,452

Total assets	$282,308,601	$202,448,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,881,031	$30,179,138
Accrued payroll obligations	2,677,661	2,411,931
Accrued interest	739,996	738,396
Notes payable	2,225,574	2,214,737
Deferred revenue	796,037	1,434,100
Accrued warranties	804,518	1,064,434
Customer deposits	6,151,754	1,546,879
Other accrued liabilities	1,252,211	1,862,891
Current maturities of long-term debt	9,339,212	24,991,574

Total current liabilities	50,867,994	66,444,080
Long-term debt, net of current maturities	33,092,568	17,899,779
Deferred income taxes	5,885,143	5,581,824
Other accrued liabilities	401,227	324,205
Commitments and contingencies
Minority interests	468,801	216,358
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 53,774,113 issued and outstanding at April 30, 2006 and 64,284,602 issued and outstanding at October 31, 2006	53,774	64,285
Additional paid-in-capital	262,803,600	286,012,683
Accumulated deficit	(71,076,473)	(173,832,132)
Accumulated other comprehensive loss	(189,033)	(263,758)

Total stockholders’ equity	191,592,868	111,982,078

Total liabilities and stockholders’ equity	$282,308,601	$202,448,324

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Revenue:
Net product sales	$57,247,628	$33,787,256	$100,521,620	$72,783,294
Contract revenue	5,911,594	2,829,061	10,009,946	6,335,187

Total revenue	63,159,222	36,616,317	110,531,566	79,118,481
Costs and expenses:
Cost of product sales	51,673,638	35,840,375	92,114,960	73,446,003
Research and development	5,981,295	4,866,419	12,607,994	10,524,922
Selling, general and administrative	6,969,698	11,353,406	14,021,010	22,343,163
Amortization of intangibles	1,116,944	1,134,172	2,233,888	2,268,355
Impairment loss on goodwill	—	72,317,506	—	72,317,506

Total costs and expenses	65,741,575	125,511,878	120,977,852	180,899,949

Operating loss	(2,582,353)	(88,895,561)	(10,446,286)	(101,781,468)
Interest income	208,841	293,077	499,274	475,223
Interest expense	(630,522)	(1,325,446)	(1,205,805)	(2,468,942)
Minority interest in losses (income) of subsidiaries	(60,279)	258,979	(60,279)	545,124
Other income, net	39,074	180,436	39,074	194,596
Income tax benefit (provision)	(11,406)	158,369	(11,627)	279,808

Net loss	$(3,036,645)	$(89,330,146)	$(11,185,649)	$(102,755,659)

Net loss per share - basic and diluted	$(0.06)	$(1.40)	$(0.21)	$(1.78)

Number of shares used in per share calculation - basic and diluted	52,874,941	63,963,433	52,858,523	57,840,525

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended October 31,
	2005	2006
Cash flows from operating activities:
Net loss	$(11,185,649)	$(102,755,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,469,038	6,017,670
Loss on disposal of property and equipment	—	(4,404)
Non-cash share-based compensation charges	54,249	2,074,883
Deferred income taxes	—	(303,319)
Gain on exchange rate changes	—	36,418
Minority interest in earnings (losses) of subsidiaries	60,279	(545,124)
Impairment loss on goodwill and intangibles	—	72,317,506
Changes in operating assets and liabilities:
Accounts receivable	(19,632,464)	9,494,178
Inventories	(4,136,203)	2,334,956
Tooling and engineering	161,422	1,455,468
Refundable income taxes	1,835,562	26,061
Deposits and other assets	(939,258)	(192,560)
Accounts payable	186,469	1,493,203
Deferred revenue	—	638,063
Customer deposits	—	(4,604,875)
Other accrued liabilities	1,747,727	559,767

Net cash used in operating activities	(26,378,828)	(11,957,768)

Cash flows from investing activities:
Purchases of property and equipment	(2,412,088)	(4,301,903)
Proceeds from sale of property and equipment	—	14,160
Acquisition transaction costs	(403,011)	(43,280)
Acquisition of Empire Coach Enterprises	(600,000)	—
Purchases of marketable securities	(10,262,910)	(4,602,584)
Maturities of marketable securities	19,810,906	1,913,137

Net cash provided by (used in) investing activities	6,132,897	(7,020,470)

Cash flows from financing activities:
Proceeds (payments) on capital lease and other obligations	(16,094)	23,603
Proceeds from issuance of notes payable	1,500,000	—
Payments on notes and obligations payable	(246,354)	(1,467,982)
Borrowings on revolving credit agreement	14,356,176	1,868,829
Proceeds from issuance of common stock and warrants, net	—	21,743,732
Proceeds from exercises of stock options	179,202	33,612
Contributions from minority interest holders	250,000	292,682

Net cash provided by financing activities	16,022,930	22,494,476
Effect of exchange rate changes on cash	54,359	562

Net increase (decrease) in cash and cash equivalents	(4,168,642)	3,516,800
Cash and cash equivalents at beginning of period	11,736,688	9,012,610

Cash and cash equivalents at end of period	$7,568,046	$12,529,410

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2006

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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group (“TAG”), formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. On September 15, 2005, TAG acquired a 51.0% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20.0% equity interest in Concord Coatings, cash and a promissory note. On January 18, 2006, TAG obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. On February 8, 2006, the Company acquired all of the stock of Regency Conversions, Inc. (“Regency”), a vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts. On March 24, 2006, the Company obtained an initial 35.5% interest in Advanced Lithium Power Inc. (“ALP”), a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. The Company’s interest in ALP was reduced to 23.1% on July 18, 2006 and to 23.0% on August 31, 2006 as a result of additional equity contributed from other minority shareholders.

The Company’s authorized capital stock at October 31, 2006 consists of 20,000,000 shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100,000,000 shares of common stock, par value $0.001 per share, 65,284,571 shares issued and outstanding (which includes 999,969 shares of Series B common stock). Of the 100,000,000 authorized shares of common stock, 2,000,000 are designated as Series B common stock.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary TAG for the period subsequent to the merger completed on March 3, 2005 and TAG’s wholly-owned subsidiary Regency Conversions, LLC for the period subsequent to the acquisition of Regency on February 8, 2006. The consolidated financial statements also include TAG’s wholly-owned subsidiaries Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC, Quantum Power and Performance, LLC, a 50.1% ownership interest in Unique Performance Concepts, LLC, and a 51.0% ownership interest in Empire Coach Enterprises, LLC. The ownership position of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005 pursuant to an Assignment of Capital Units. Also acquired in connection with the TAG merger is the operating activities of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50.0%. The accounts of Advanced Lithium Power Inc. (“ALP”) have been included in the consolidated financial statements for the period since the Company obtained a 35.5% equity share of ALP on March 24, 2006 due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. Although the Company’s equity share declined to 23.0% during the first half of fiscal 2007, the decline did not change the controlling nature of the Company’s equity position in ALP due to existing voting arrangements and other control features established by a shareholder agreement.

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

Liquidity

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

On June 29, 2006, the Company completed a private investment in public entity (“PIPE”) transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, the Company completed a second PIPE transaction which yielded proceeds of $10.0 million from the sale of 6,098,000 shares of its common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. The investors also received warrants in connection with the PIPE transactions (see Note 11).

The Company’s principal sources of liquidity as of October 31, 2006 included cash and cash equivalents of $12.5 million, restricted cash equivalents and marketable securities of $17.7 million, and revolving lines of credit with a financial institution which provide for a maximum availability totaling $25.0 million that were assumed in connection with the acquisition of TAG. Advances outstanding under the lines totaled $23.4 million at October 31, 2006. The restricted cash equivalents and marketable securities consist of $16.7 million collateralized in connection with the revolving lines of credit and $1.0 million collateralized for the benefit of General Motor’s Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations.

As more fully described in Note 9, the Company is in violation of certain financial covenants as of October 31 and November 30, 2006. On December 15, 2006, the company entered into a Forbearance Agreement with its financial institution under which the lender agreed to forbear from making demand and taking collection actions until March 15, 2007 and to waive existing events of default under the amended credit agreement arising from the covenant violations. The lender also agreed to not require the Company to meet certain levels of tangible net worth during the forbearance period. The Forbearance Agreement required the Company to liquidate $15.0 million of its restricted cash equivalents and marketable securities in connection with the execution of the agreement and to use the proceeds to pay down the outstanding balance due under the credit facility. Concurrently with the pay down, the maximum aggregate advances available under the credit facility were reduced to $10 million. The Company has engaged consultants to assist it in pursuing various financing alternatives and the Company believes it will be able to replace the existing credit facility with another lender or alternative debt or equity financing prior to the expiration of the Forbearance Agreement; however, if the Company is unable to restructure the debt as expected or if the Company violates provisions of the Forbearance Agreement or the amended credit facility and fails to obtain future waivers, the financial institution along with holders of the $15.0 million in senior subordinated convertible notes will have the right to accelerate the due dates of the outstanding balances on the credit facility and the convertible notes and demand immediate repayments.

During the first half of fiscal 2007, the Company reduced overall workforce levels by approximately 20% and implemented certain other cost saving initiatives. The Company intends to continue its efforts to implement a cost reduction program that may include consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. Despite the cost saving initiatives already implemented and those the Company expects to implement in the second half of fiscal 2007, the Company believes that based on current projections and forecasts that it does not have sufficient liquidity to fund its short-term cash needs. Accordingly, the Company will require additional equity or debt financing near the beginning of the fourth quarter of fiscal 2007 to fund its operating activities. The amount of such additional financing that is needed is substantial. In addition to the requirement to replace the existing credit facility with its financial institution prior to March 15, 2007, the Company anticipates that it will require approximately $20 million in additional equity or debt financing to fund its operating activities over the next twelve months above its principal sources of liquidity at October 31, 2006, which includes a requirement of approximately $5 to $8 million of additional capital to fund its operating activities through the end of fiscal 2007. The Company’s actual capital requirements could be significantly higher. The Company plans to utilize its available sources of tangible collateral, primarily consisting of accounts receivables, inventories and fixed assets to secure a new credit facility with an asset based lender in the range of $10 to $30 million near the beginning of the fourth quarter. To the extent that this debt financing does not provide sufficient capital for the Company’s operations, the Company anticipates issuing stock in private or public offerings. The Company may also sell certain subsidiaries or other long-lived assets or issue subordinated debt to provide for its liquidity needs over the next year. Although the Company believes that its short-term cash requirements can be adequately sourced, it cannot assure the reader that such additional sources of financing will be available on acceptable terms, if at all. The Company’s ability to secure additional financing in this time period may be difficult due to its history of operating losses and negative cash flows.

An acceleration of the outstanding balances on the credit facility and/or the convertible notes or an inability by the Company to raise sufficient capital to fund its operations would have a material adverse affect on the Company and would raise doubts about the Company’s ability to continue as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company over the next twelve months, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the realization of deferred taxes, useful lives for depreciation/ amortization periods of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

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

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage completed is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Empire Coach Enterprises

In September 2005, TAG and a minority interest partner formed Empire Coach Enterprises, LLC, for the purpose of acquiring the operations of Empire Coach, Inc., a second stage limousine manufacturer. TAG received a 51.0% controlling interest in the new business venture for no consideration and subsequently contributed $600,000 in cash. The new LLC used the cash contribution to acquire the operations of Empire Coach, Inc. pursuant to an Asset Purchase Agreement dated September 15, 2005. The Company has accounted for the transaction as a purchase under SFAS 141 and allocated $598,905 to goodwill, $288,117 to the fair value of tangible assets acquired and $287,022 to the fair value of liabilities assumed. Empire Coach has a facility lease that runs through February 2013 that is guaranteed by TAG.

On November 29, 2006, an involuntary bankruptcy petition was filed against Empire Coach Enterprises in the U.S. Bankruptcy Court, District of New Jersey. The petition was filed by four unsecured creditors claiming that they are collectively owed $109,701. The creditors are seeking relief under Chapter 7 of the United States Bankruptcy Code. An answer to the petition has not yet been filed and Empire Coach is currently evaluating its options.

The involuntary bankruptcy petition, along with recent operating results of Empire Coach that is well below its fiscal 2007 operating plan, indicate that an impairment of the goodwill associated with the acquisition exists. In connection with impairment testing that was performed by the Company (see Note 18), the Company has recorded a charge of $598,905 in the second quarter of fiscal 2007 to write-down the full amount of the Empire Coach goodwill.

Pro Forma Data

The operating results of Regency have been included in the Company’s consolidated financial statements from the date of the acquisition on February 8, 2006. The pro forma financial data set forth below gives effect to the Company’s merger with Regency as if the acquisition had been completed on May 1, 2005. The pro forma financial data includes an adjustment to increase the number of shares used in the per share calculations for fiscal 2005 as a result of shares issued in connection with the Regency transaction. The pro forma financial data excludes those adjustments made to allocate the purchase consideration to Regency’s assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisition of Empire Coach has been excluded from the pro forma data as this business is not significant.

	Three Months Ended October 31, 2005		Six Months Ended October 31, 2005
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts)
Net revenue	$63,159	$74,019	$110,532	$134,409
Operating loss	$(2,582)	$(2,235)	$(10,446)	$(9,782)
Net loss	$(3,037)	$(2,932)	$(11,186)	$(11,052)
Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.21)	$(0.20)
Diluted	$(0.06)	$(0.05)	$(0.21)	$(0.20)
Number of shares:
Basic	52,875	54,690	52,859	56,489
Diluted	52,875	54,690	52,859	56,489

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the Regency transaction occurred on May 1, 2005.

3) Restricted Cash Equivalents and Marketable Securities

As of October 31, 2006, the Company has collateralized $16.7 million of its cash and cash equivalents and portfolio of marketable securities in connection with TAG’s long-term revolving credit facility pursuant to amendments executed with the Company’s financial institution on May 19, 2006 and June 30, 2006 (see Note 9) and collateralized $1.0 million for the benefit of General Motors Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations. In connection with the Forbearance Agreement with the Company’s financial institution, the Company anticipates utilizing $15.0 million of the collateralized cash and marketable securities to reduce the outstanding borrowings under the credit facility in December 2006. To effectuate this repayment, the Company will be required to sell certain marketable securities prior to their stated maturity dates. As a result, the Company has changed the classification of its marketable securities previously reported as held-to-maturity to available-for-sale as of October 31, 2006. The unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income as a separate component of shareholders equity unless the decline in value is deemed to be other-than-temporary, in which case the securities are written down to fair value and the loss is charged to income. The unrealized losses on the Company’s restricted marketable securities as of October 31, 2006 were $33,889. Restricted cash equivalents and marketable securities carried at fair values consisted of the following as of October 31, 2006:

Cash and cash equivalents	$8,453,732
Corporate bonds	3,600,083
U.S. government securities	5,601,743

Total	$17,655,558

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2006	October 31, 2006
Customer accounts billed	$25,623,255	$16,763,485
Customer accounts unbilled	3,687,551	5,376,271
Allowance for doubtful accounts	(525,248)	(837,376)

Accounts receivable, net	$28,785,558	$21,302,380

5) Inventories

Inventories consist of the following:

	April 30, 2006	October 31, 2006
Materials and parts	$31,022,896	$31,418,795
Work-in-process	2,071,794	1,932,744
Finished goods	4,433,363	2,825,144

	37,528,053	36,176,683
Less provision for obsolescence	(2,562,303)	(3,546,054)

Inventories, net	$34,965,750	$32,630,629

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2006	October 31, 2006
Land	$211,000	$211,000
Buildings	972,222	972,222
Tooling, dies and molds	3,018,290	5,198,065
Plant machinery and equipment	16,407,171	17,119,158
Information systems and office equipment	15,484,932	16,399,896
Automobiles and trucks	1,879,400	2,021,474
Leasehold improvements	6,253,133	6,577,991
Construction in progress	4,248,678	3,309,851

	48,474,826	51,809,657
Less accumulated depreciation and amortization	(24,758,110)	(28,450,813)

Net property and equipment	$23,716,716	$23,358,844

7) Goodwill and Other Intangible Assets

Acquisitions

Acquisitions meeting business combinations criteria give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

The Company completed acquisitions of TAG, Empire Coach and Regency on March 3, 2005, September 15, 2005 and February 8, 2006, respectively. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisitions. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring TAG, Empire Coach and Regency over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102,118,601, $598,905 and $2,876,259, respectively, was recognized as goodwill in connection with the acquisitions.

During the second quarter of fiscal 2007, indicators of goodwill impairment were noted and goodwill was tested. These tests determined that goodwill was impaired related to the acquisitions of TAG and Empire Coach resulting in estimated charges to write-down goodwill totaling $72,317,506 which was recorded during the three months ended October 31, 2006 (see Note 18). Prior to the impairment charge, goodwill associated with the acquisition of TAG was allocated 70% to the TAG business segment and 30% to the Quantum Fuel Systems business segment. The portion of goodwill allocated to TAG, amounting to $71,718,601, has been estimated to be fully impaired and was written-off. Goodwill related to the acquisition of Empire Coach has also been estimated to be fully impaired and was written off in the amount of $598,905.

Goodwill allocated to Quantum Fuel Systems business segment associated with the acquisition of TAG has been evaluated with no impairment indicated and has a carrying value of $30,400,000 at October 31, 2006. Goodwill associated with the Regency acquisition has also been evaluated with no impairment indicated and is reported in the TAG business segment.

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

Advanced Lithium Power

On March 24, 2006, the Company and certain unaffiliated individuals formed Advanced Lithium Power Inc. The Company initially held approximately 1.7 million shares or 35.5% of the Vancouver, British Columbia-based business of which its equity share was valued at $173,120 at the date of the formation. The Company’s interest in ALP was reduced to

23.1% on July 18, 2006 and to 23.0% on August 31, 2006 as a result of additional equity contributed from other minority shareholders. ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. The accounts of ALP have been included in the consolidated financial statements for the period since the formation due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. As of the date of the formation, the Company assigned $226,998 as intangible assets related to intellectual property and technology, $301,051 to tangible assets, $40,387 to accrued liabilities and $314,542 to the minority interest equity holders of ALP. The gross carrying value of the intangible assets increased slightly to $234,866 at April 30, 2006 and subsequently declined to $234,000 at October 31, 2006 due to the effect of exchange rates.

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

Intangible assets consist of the following:

	April 30, 2006	October 31, 2006
TAG contracts and customer relationship:
Gross carrying value	$44,600,000	$44,600,000
Accumulated amortization	(1,880,445)	(2,623,779)

Net carrying value	42,719,555	41,976,221
TAG existing technology:
Gross carrying value	2,100,000	2,100,000
Accumulated amortization	(876,000)	(1,314,000)

Net carrying value	1,224,000	786,000
Regency dealer network:
Gross carrying value	4,280,000	4,280,000
Accumulated amortization	(89,166)	(267,498)

Net carrying value	4,190,834	4,012,502
Regency trade names:
Gross carrying value	1,040,000	1,040,000
Accumulated amortization	(12,999)	(38,997)

Net carrying value	1,027,001	1,001,003
GM Strategic Alliance Agreement:
Gross carrying value	16,479,358	16,479,358
Accumulated amortization	(6,139,203)	(6,969,090)

Net carrying value	10,340,155	9,510,268
UPC dealer network and trade names:
Gross carrying value	250,000	250,000
Accumulated amortization	(30,320)	(75,800)

Net carrying value	219,680	174,200
ALP patents and technology:
Gross carrying value	234,866	234,000
Accumulated amortization	(1,224)	(8,532)

Net carrying value	233,642	225,468

	$59,954,867	$57,685,662

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

Changes in the Company’s product warranty liability during the first six months of fiscal 2007 are as follows:

Balance at April 30, 2006	$804,518
Warranties issued during the period	435,182
Settlements made during the period	(175,266)

Balance at October 31, 2006	$1,064,434

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2006	October 31, 2006
Senior subordinated convertible notes	$15,000,000	$15,000,000
Domestic bank revolving line of credit	19,548,172	20,205,685
Canadian revolving line of credit	3,215,000	3,235,603
Mortgage note payable to bank, due in monthly installments of $15,000 including interest at the bank’s prime rate (effective rate of 8.25% at October 31, 2006), due December 1, 2006, collateralized by related building	1,157,475	1,121,259
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,560,183	1,468,433
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,949,914	1,835,735
Other	1,036	24,638

	42,431,780	42,891,353
Less current maturities	(9,339,212)	(24,991,574)

Long-term debt	$33,092,568	$17,899,779

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

The Company has a revolving credit facility with a financial institution that consists of a domestic line of credit and a Canadian line of credit. On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third Amended Credit Agreement, maximum availability under the credit facility for the domestic and Canadian revolvers was a combined $25.0 million at October 31, 2006. The amount of available advances is subject to limitations based upon the Company’s eligible accounts receivables and collateralized cash equivalents and marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (8.25% at October 31, 2006) minus 1.25% or the federal funds rate plus 1.00%. The Third Amended Credit Facility contains various affirmative and restrictive covenants including a tangible net worth covenant, limitation on annual capital expenditures, a pay-down covenant and a prohibition from making investments in, merging or acquiring, any other unrelated entity or business without the approval of the lender. The pay-down covenant requires the Company to maintain an aggregate outstanding balance on the domestic and Canadian lines of less than $15.0 million for five consecutive business days each month. At October 31, 2006 the Company was in violation of the tangible net worth covenant and at November 30, 2006 the Company was in violation of both the limitation on annual capital expenditures and the pay-down covenant in addition to limits on loans to non-affiliated entities (the “Covenant Violations”). The Third Amended Credit Agreement matures on February 1, 2009. Quantum and each of Quantum’s direct and indirect subsidiaries provided the lender with an unlimited guaranty for TAG’s obligations and granted a security interest in all of the Company’s assets to the lender under the Third Amended Credit Agreement.

On December 15, 2006, the Company entered into a Forbearance Agreement with its financial institution under which the lender agreed to forbear from making demand and taking collection actions until March 15, 2007 and to waive existing events of default under the Third Amended Credit Agreement arising from the Covenant Violations. The Forbearance Agreement required the Company to liquidate $15.0 million of its restricted cash equivalents and marketable securities in connection with the execution of the agreement and to use the proceeds to pay down the outstanding balance due under the Third Amended Credit Facility. Concurrently with the pay-down, the maximum aggregate advances available under the domestic and Canadian lines of credit were reduced to $10 million. Other provisions of the Forbearance Agreement include: (i) approximately $1.7 million of cash classified as restricted at October 31, 2006 will be released from the restrictions and become freely available to the Company, (ii) the interest rate on outstanding advances is increased to prime rate plus 0.50% on the domestic line and prime plus 1.0% on the Canadian line, (iii) the Company is required to maintain cash collateral bank accounts at the financial institution, (iv) the Company is not able to use the accounts receivable from Empire Coach Enterprises, LLC in its borrowing base, (v) Tecstar Automotive Group guaranteed the obligations that the Company’s subsidiary Wheel to Wheel, LLC has to the financial institution under a certain mortgage currently in place on the facility owned by Wheel to Wheel, LLC, (vi) the interest rate on the mortgage on the facility owned by Wheel to Wheel, LLC is increased to prime rate plus 2.25%, and (vii) the Company will not be required to meet certain levels of tangible net worth during the forbearance period. As a result of the covenant violations and the Forbearance Agreement, the Company continues to classify the outstanding balance under the Third Amended Credit Facility as a current liability as of October 31, 2006. See “Liquidity” under Note 1 regarding the Company’s plans and risks related to restructuring the credit facility.

The Company is responsible for commitment fees on the unused portion of the Amended Credit Facility of 0.1875%. There were no outstanding letters of credit issued under the revolving credit facilities as of October 31, 2006.

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

Effective at the beginning of fiscal 2007, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R.

The fair value concepts have not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company determined that it will continue to use the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite vesting period of the option grants or other shared–based awards. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under APB 25, the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro-forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from operating or financing activities.

As a result of adopting SFAS 123R on May 1, 2006, the Company’s operating loss and net loss for the second quarter of fiscal 2007 is $925,877 higher and for the first half of fiscal 2007 is $2,020,734 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the second quarter of fiscal 2007 is $0.01 higher and basic and loss per share for the first half of fiscal 2007 is $0.03 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to options and restricted stock granted under the Company’s stock option plans in all periods prior to the adoption of FAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting period.

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net loss, as reported	$(3,036,645)	$(11,185,649)
Add: Stock-based employee compensation expense related to restricted stock included in reported net income, net of related tax effects	27,075	54,150
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,365,816)	(2,568,738)

Pro forma net loss	$(4,375,386)	$(13,700,237)

Earnings per share:
Basic and Diluted - as reported	$(0.06)	$(0.21)

Basic and Diluted - pro forma	$(0.08)	$(0.26)

Share-Based Compensation Reported

The share-based compensation expense related to stock options and restricted stock included in the accompanying condensed consolidated statement of operations and in the financial information by reportable business segment in Note 14 for the three and six month periods ended October 31, 2006 is:

	Three Months Ended October 31, 2006
Reportable Segment	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$31,246	$—	$—	$31,246
Research and development	50,450	42,538	—	92,988
Selling, general and administrative	28,167	126,387	674,164	828,718

Total share-based compensation	$109,863	$168,925	$674,164	$952,952

	Six Months Ended October 31, 2006
	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$72,186	$—	$—	$72,186
Research and development	133,568	85,199	—	218,767
Selling, general and administrative	72,180	241,539	1,470,212	1,783,931

Total share-based compensation	$277,934	$326,738	$1,470,212	$2,074,884

Stock Incentive Plan

The Company has one stock option plan, the 2002 Stock Incentive Plan (the “Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, employees, associates and consultants. Options expire ten years after the date of grant or 30 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. New shares are issued to satisfy stock option exercises under the Plan. Options awarded are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

A summary of option activity under the stock option plan, and changes during the first half of fiscal 2007 is presented as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2006	4,968,692	$4.78
Granted	1,572,000	$1.97
Exercised	(10,400)	$3.23
Forfeited	(142,500)	$4.76
Expired	(20,400)	$5.67

Options outstanding at October 31, 2006	6,367,392	$4.30	8.1	$—

Vested and expected to vest at October 31, 2006	5,981,648	$4.32	7.9	$—

Options exercisable at October 31, 2006	2,217,592	$4.49	6.6	$—

Shares Available for Grant

On May 1, 2006, an additional 1,613,223 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. On August 22, 2006, the Company granted an additional 1,572,000 options under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant. At October 31, 2006, there were 695,688 shares of common stock available for grant under the Plan.

Fair Value of Options

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted were estimated using the following weighted–average assumptions:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life - years	6.6	5.5	6.4	5.5
Risk-free interest rate	4.11%	4.77%	3.71%	4.77%
Expected volatility of common stock	86.0	82.7	80.5	82.7

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Weighted average grant date fair value per share	$2.93	$1.97	$3.09	$1.97
Intrinsic value of of options exercised	$2,363	$—	$68,344	$12,335
Total fair value of options vested during the period	$524,349	$499,909	$1,123,446	$1,790,718

Non-vested Options

A summary of the options activity of the Company’s non-vested options and changes during the first half of fiscal 2007 is as follows:

	Number of Shares	Weighted-Average		Remaining Unrecognized Compensation Cost
		Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2006	3,336,750	$3.83
Granted	1,572,000	1.97
Vested	(616,450)	3.25
Forfeited	(142,500)	4.76

Nonvested outstanding at October 31, 2006	4,149,800	$3.28	3.3	$13,622,826

Restricted Stock

A summary of the restricted stock activity during the first half of fiscal 2007 is as follows:

	Number of Shares	Weighted-Average		Remaining Unrecognized Compensation Cost
		Grant-Date Fair Value	Remaining Years To Vest
Restricted stock outstanding at April 30, 2006	91,806	$3.54
Granted	—
Vested	—
Forfeited	—

Restricted stock outstanding at October 31, 2006	91,806	$3.54	1.5	$162,451

11) Warrants

On June 29, 2006, the Company completed a PIPE transaction which yielded gross proceeds of $12.5 million from the sale of 4.4 million shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. Proceeds from the sale of stock, net of issuance costs of $0.8 million for the placement agent’s fee, amounted to $11.7 million. The transaction also included the issuance of warrants to purchase 0.9 million shares of the Company’s common stock at an exercise price of $3.94 to the PIPE investors. The warrants expire in June 2011 and have a fair value of $0.9 million.

On October 27, 2006, the Company completed a second PIPE transaction which yielded gross proceeds of $10.0 million from the sale of 6.1 million shares of its common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. Proceeds from the sale of stock, net of issuance costs of $0.8 million for the placement agents’ fees, amounted to $9.2 million. The investors also received 2.1 million “A” warrants to purchase common stock at an exercise price of $2.36 and 1.8 million “B” warrants to purchase additional shares of the Company’s common stock at $1.64 per share. Upon exercise of the “B” warrants, the investors will receive up to 0.6 million additional warrants identical to the “A” warrants. The “A” warrants expire in April 2014 and have a fair value of $3.5 million. The “B” warrants expire on the 45th trading day following the effective date of the Company’s registration statement required to be filed under the registration rights agreement, and have a fair value of $0.9 million.

In connection with the two PIPE transactions, the Company entered into registration rights agreements which provided that the Company would file a registration statement with the SEC registering the shares issued for resale within 30 days of the closing dates. The Company filed the required registration statements with the SEC on July 28, 2006 and November 13, 2006 and the registration statements became effective on August 4, 2006 and November 24, 2006, respectively. The Company evaluated the warrants and related registration rights agreements in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate due to the fact that the contracts are required to be physically settled in shares of the Company’s common stock. The proceeds from the transactions have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregated the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Numerator:
Net loss	$(3,036,645)	$(89,330,146)	$(11,185,649)	$(102,755,659)
Numerator for basic and diluted loss per share - to common stockholders	$(3,036,645)	$(89,330,146)	$(11,185,649)	$(102,755,659)
Denominator for basic and diluted loss per share - weighted-average shares	52,874,941	63,963,433	52,858,523	57,840,525

Basic and diluted loss per share	$(0.06)	$(1.40)	$(0.21)	$(1.78)

For the three and six months ended October 31, 2006, options to purchase approximately 6.4 million and warrants to purchase approximately 5.5 million shares of common stock, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. In addition, for the three and six months ended October 31, 2006, senior subordinated notes payable convertible into approximately 2,600,000 shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

13) Income Taxes

Income tax benefit for the three and six months ended October 31, 2006 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The current period income tax benefit results from utilization of operating losses against income from reversal of the deferred tax liability from the TAG acquisition (discussed below).

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 71.2% and 84.5% and Toyota Motor Corporation (“Toyota”) comprised 7.3% and 0% of the total Quantum Fuel Systems segment revenue reported for the three-month periods ended October 31, 2005 and 2006, respectively. General Motors comprised 70.8% and 79.6% and Toyota Motor Corporation (“Toyota”) comprised 5.3% and 8.1% of the total Quantum Fuel Systems segment revenue reported for the six-month periods ended October 31, 2005 and 2006, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 91.5% and 70.5% of the total Tecstar Automotive Group segment revenue reported for the three-month periods ended October 31, 2005 and 2006 and comprised 90.4% and 71.5% of the total segment revenue reported for the six-month periods ended October 31, 2005 and 2006, respectively .

Intangible assets associated with the TAG and Regency acquisitions are reported in the Tecstar Automotive Group business segment. Goodwill associated with the TAG acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment (See Note 18). Goodwill associated with the Regency acquisition is reported in the Tecstar Automotive Group business segment. Changes in the carrying values of goodwill for the six months ended October 31, 2006 are as follows:

	Quantum Fuel Systems	Tecstar Automotive Group	Totals
Balance as of April 30, 2006	$30,400,000	$75,193,765	$105,593,765
Impairment charge related to TAG acquisition	—	(71,718,601)	(71,718,601)
Impairment charge related to Empire acquisition	—	(598,905)	(598,905)

Balance as of October 31, 2006	$30,400,000	$2,876,259	$33,276,259

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at October 31, 2006. The Company’s foreign assets, which are all located in Canada, represented 2.8% and 2.3% of the Company’s consolidated total assets at April 30, 2006 and October 31, 2006, respectively.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2005	2006	2005	2006
Product revenue
Quantum Fuel Systems	$2,025	$3,765	$4,060	$8,325
Tecstar Automotive Group	55,223	30,023	96,461	64,458

Total	$57,248	$33,788	$100,521	$72,783

Contract revenue
Quantum Fuel Systems	$2,732	$1,477	$5,078	$3,992
Tecstar Automotive Group	3,179	1,352	4,932	2,343

Total	$5,911	$2,829	$10,010	$6,335

Operating Loss
Quantum Fuel Systems	$(3,309)	$(3,771)	$(7,462)	$(6,790)
Tecstar Automotive Group	2,958	(81,492)	1,698	(87,260)
Corporate Expenses	(2,231)	(3,633)	(4,682)	(7,731)

Total	$(2,582)	$(88,896)	$(10,446)	$(101,781)

Capital Expenditures
Quantum Fuel Systems	$214	$31	$498	$109
Tecstar Automotive Group	944	952	1,747	4,090
Corporate Expenses	75	76	167	$103

Total	$1,233	$1,059	$2,412	$4,302

Depreciation and Amortization
Quantum Fuel Systems	$1,009	$1,464	$2,067	$2,506
Tecstar Automotive Group	1,381	1,267	2,647	2,784
Corporate Expenses	393	298	755	$728

Total	$2,783	$3,029	$5,469	$6,018

	April 30, 2006	October 31, 2006
Identifiable Assets
Quantum Fuel Systems	$60,347	$53,185
Tecstar Automotive Group	196,122	116,576
Corporate	25,840	32,687

Total assets	$282,309	$202,448

15) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2006 and October 31, 2006, Amstar had accumulated deficits of $466,603 and $259,180, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2006 and October 31, 2006 for AM General.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the condensed consolidated balance sheet.

Empire Coach

The Chief Executive Officer & President of Empire Coach owns a 49% minority interest position in the accounts of Empire Coach and has not provided or been required to provide any capital contributions to date. As of April 30, 2006 and October 31, 2006, Empire Coach has incurred accumulated deficits of $1,268,512 and $2,789,216, respectively. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the accumulated deficit has been entirely allocated to the Company and there is no balance to be reported as minority interest as of April 30, 2006 and October 31, 2006 for Empire Coach.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000. The minority interest in net losses of UPC amounted to $100,071 from the date of formation to the end of fiscal 2006 and $540,731 for the six-month period ended October 31, 2006. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, the amount reflected for minority interest on the condensed consolidated balance sheet for UPC decreased from $199,929 as of April 30, 2006 to zero as of October 31, 2006.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. On July 18, 2006 and August 31, 2006, ALP received a total of $264,740 and $27,000 respectively in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% to 76.9% in July and to 77.0% in August. On July 5, 2006, the Company advanced $181,000 to ALP in exchange for a convertible subordinated note with interest at 4.0% per annum. The Company has the right, at its option, to convert the whole or any part of the advance into voting shares of ALP at the earlier of December 31, 2007 or an initial public offering of ALP stock.

The net equity of ALP as of April 30, 2006 and October 31, 2006 was $416,855 and $241,456, of which the minority interest position amounted to $268,872 and $216,358, respectively.

Concord Coatings

On September 22, 2005, TAG sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash from the 80% equity interest, LJW Holdings, LTD., and a promissory note from Concord in the principal amount of $1,242,279. The total consideration of $1,865,349 equaled the book value of the net assets sold. The accounts of Concord Coatings have been included in the condensed consolidated financial statements subsequent to the September 2005 transaction. The promissory note between Concord and Tarxien is eliminated in consolidation. As a result of operating losses since the date of the transaction and impairment of assets identified during the fourth quarter of fiscal 2006, Concord Coatings had a deficit equity position as of April 30, 2006 and October 31, 2006 of $1,519,000 and $1,537,479, respectively. Accumulated deficits above the cash received in connection with the sale of assets have been allocated to Tarxien and there is no balance to be reported as minority interest as of April 30, 2006 and October 31, 2006. TAG anticipates that the operations of Concord Coatings will cease in the third quarter of fiscal 2007 and its assets will be liquidated.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2006	2005	2006
Comprehensive loss, net of tax:
Net loss, as reported	$(3,036,645)	$(89,330,146)	$(11,185,649)	$(102,755,659)
Unrealized loss - available for sale securities	—	(33,889)	—	(33,889)
Currency translation adjustments (1)	(190,987)	155,942	(214,013)	(40,836)

Comprehensive loss, net of tax:	$(3,227,632)	$(89,208,093)	(11,399,662)	$(102,830,384)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

17) Customer Deposit

The Company had deposits on hand from customers totaling approximately $6.2 million and $1.5 million at the end of the first and second quarters of fiscal 2007, respectively. Included in the deposits at the end of the first quarter of fiscal 2007 were approximately $4.7 million representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. Pursuant to an arrangement with General Motors in August 2006, the overpayments were applied against open receivables related to other similar programs with General Motors, resulting in the elimination of the deposit during the second quarter of fiscal 2007.

18) Impairment of Goodwill

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or in interim periods if events indicate possible impairment. In connection with the preparation of the second quarter financial results, the Company performed an impairment test which resulted in the Company recording an estimated non-cash charge of $72.3 million for the impairment of goodwill associated with the acquisition of Tecstar Automotive Group and the acquisition of Empire Coach Enterprises, which are included in the TAG business segment. This charge is recorded as an operating expense in the condensed consolidated statement of operations for the three months and six months ended October 31, 2006.

The goodwill impairment test was performed as of October 31, 2006 and is not yet completed. Under FAS 142, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting units was compared with their respective carrying values (including goodwill). The fair value of certain reporting units using a discounted cash flow approach is less than their carrying values, which indicates that a goodwill impairment exists and which requires the Company to perform step two of the impairment test. The Company has not yet completed step two of the goodwill impairment test. In step two, the implied fair value of goodwill will be calculated and then compared to the carrying amount of that goodwill. If the goodwill carrying amount exceeds the implied fair value, an impairment loss must be recognized equal to that excess. The implied goodwill amount is determined by allocating the fair value of the Company to all of the assets and liabilities as if the Company had been acquired in a business combination as of the date of the impairment test. In this step two test, fair value will be allocated to tangible net assets and to both recognized and unrecognized intangible assets as of the test date. Because the Company has not yet obtained all information required to complete the step two test prior to the issuance of the financial statements for the quarter ended October 31, 2006 and because a goodwill impairment loss is probable and reasonably estimable, the Company is required to recognize the estimate of the loss in the quarter ended October 31, 2006 in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”. Factors or indicators that led to the goodwill impairment testing as of October 31, 2006 include the following:

•	A new potential OEM customer communicating to the Company the cancellation of a second-stage production program in the Company’s Tecstar Automotive Group business segment that was anticipated to begin in the fourth quarter of fiscal 2007;

•	a sustained decrease in the Company’s market capitalization during the latter stages of the second quarter of fiscal 2007 below the carrying value of the Company’s net equity;

•	the operating losses of the Company’s wholly owned subsidiary, Empire Coach Enterprises, in addition to the petition filed by Empire Coach’s primary suppliers in November 2006 to take the entity into involuntary bankruptcy.

The Company anticipates that it will be able to complete step two of the goodwill impairment testing during the third quarter of fiscal 2007 and will the adjust the estimated impairment charges, if necessary, based upon the final assessment. Any change could have a material impact on operating results.

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

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of the fuel cell vehicle industry and specialty automotive equipment industries. All statements included in this annual report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this quarterly report and in the other filings we make from time to time with the SEC.

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•	We are currently operating under a Forbearance Agreement that requires us to satisfy a requirement to restructure our credit facility with an alternative source of financing before March 15, 2007. If we are unable to satisfy the requirement within the time period allowed, our lender along with the holders of the senior subordinated convertible notes will have the right to accelerate the due dates of the outstanding balances on the credit facility and the convertible notes and demand immediate repayments. An acceleration of the outstanding balances on the credit facility and/or the senior subordinated convertible notes would have a material adverse affect on our business;

•	we will require additional financing to fund operating activities near the beginning of the fourth quarter of fiscal 2007 as defined under the section entitled “Liquidity and Capital Resources.” Management plans to utilize its available sources of tangible collateral, primarily consisting of accounts receivables, inventories and fixed assets to secure a new credit facility with an asset based lender. To the extent that this debt financing does not provide sufficient capital for our operations, management anticipates issuing stock in private or public offerings. Management may also sell certain subsidiaries or other long-lived assets or issue subordinated debt to provide for our liquidity needs over the next year. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows and we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business;

•	A material adverse affect on our business resulting from accelerations of debt or an inability to raise sufficient capital would raise doubts about our ability to continue as a going concern;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our TAG business;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	we may need to raise additional capital in future fiscal years to fund operating activities, further implement cost reduction initiatives, achieve commercialization of our products and technologies, to develop facilities for commercialization and limited production of our products and systems, and to take advantage of strategic opportunities; our ability to raise capital in the future may be difficult if our stock price declines and our operating losses continue.

Other Risks Related to our Business:

•

We incurred a goodwill impairment charge in the second quarter of fiscal 2007 primarily related to the acquisition of Tecstar Automotive Group (“TAG”) as we have not realized the expected benefits to the extent and within the timeframe initially anticipated. The impairment analysis has not been finalized as of the date of this quarterly report and is based upon management’s preliminary estimates. The final impairment charge is expected to be finalized and adjusted during the third quarter of fiscal 2007 which could materially impact our operating results.

•	General Motors is our largest customer and our business and working capital depends to a great extent on General Motors;

•	General Motors has publicized its interest to put significant pressures on its suppliers to reduce costs, including General Motors’ intention to change suppliers if suppliers do not comply;

•	our revenue is highly concentrated among a small number of customers;

•	our business depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•	our second stage vehicle assembly operations are primarily focused on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	we expect our mergers with TAG and Regency Conversions, Inc. (“Regency”) to result in benefits to the combined company, but we may not realize those benefits due to industry and market trends, which could lead to impairment of other intangible assets and further impairment of goodwill;

•	our financial results could suffer if the goodwill and other intangible assets acquired in our mergers with TAG and Regency become further impaired, or as a result of costs associated with the merger;

•	we could become subject to stockholder litigation associated with our merger with TAG and our restatement of our financial statements;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our TAG business;

•	we may never be able to introduce commercially viable hydrogen and hybrid products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	our business depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	higher gasoline prices, higher interest rates and/or decreases in the level of disposable consumer income could adversely affect the demand for the products of our TAG business;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

•	our ability to design and manufacture packaged fuel systems and battery control systems for fuel cell, hydrogen and hybrid electric vehicle applications that can be integrated into the products of OEMs will be critical to our business;

•	we depend on third-party suppliers for the supply of materials and components for our products;

•	we depend on relationships with strategic partners, and the terms and enforceability of many of these relationships are not certain;

•	we currently face and will continue to face significant competition;

•	we depend on our intellectual property, and our failure to obtain, protect, and maintain the right to use certain intellectual property could adversely affect our future growth and success;

•	we have limited experience manufacturing fuel systems and battery control systems for fuel cell and hybrid vehicles on a commercial basis, and as a result, we may experience process and technical difficulties that cause product shipments to be delayed;

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our insurance may not be sufficient;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	future sales of substantial amounts of our common stock could affect its market price;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	we may be unable to remedy our material weakness on internal control over financial reporting in a timely manner;

•	the market price and trading volume of our common stock may be volatile;

•	past acquisitions and any future acquisitions or transactions may not be successful;

•	our recent acquisitions and any future acquisitions could harm our operating results and share price;

•	the disposition of businesses that do not fit with our evolving strategy can be highly uncertain;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

•	we depend upon the availability of vehicle chassis for our conversion business and our financial results can be adversely impacted if there is a shortage or delay in obtaining a sufficient supply of these chassis;

•	we may experience delays in the delivery of high-strength fiber from our suppliers due to shortages of this material.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2006 and in our Registration Statement on Form S-3 filed on November 13, 2006. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

All-forward looking statements contained in this quarterly report are made only as of the date hereof. We are under no obligation-and we expressly disclaim any such obligation-to update or alter our forward looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 19,650 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

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

On November 6, 2006, we announced that we had received a purchase order from General Motors for 110 hydrogen fuel storage systems to be used in General Motors’ Chevrolet Equinox Fuel Cell vehicle program. General Motors has announced that it will begin building and deploying a large fleet of these hydrogen fuel cell vehicles in 2007.

Our Quantum Fuel Systems segment has grown its programs with the U.S. military to develop advanced fuel cell and hybrid electric vehicle technologies. Quantum’s Alternative Mobility Vehicle (“AMV”) and Mobile Hydrogen Infrastructure programs received approximately $5.9 million of a total $7.0 million in program funding under the fiscal year 2006 Appropriations Bill for the Department of Defense. With this funding, pre-production prototypes of diesel hybrid AMVs will be developed and built for testing and evaluation by selected commands to assess mission suitability, supportability, performance objectives, and guidance on final vehicle configuration. Also, in February 2006, the U.S. Army selected Quantum to develop the Hydrogen Escape Hybrid concept, which will continue our expansion into the hybrid vehicle market.

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

Our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors was completed in November 2006. We anticipate that future programs for CNG applications will be under a dual-invoice program. A dual-invoice structure would allow us to assemble the CNG fuel system and directly sell our systems in conjunction with the General Motors vehicle to General Motors’ customers under a QVM-Quality Vehicle Manufacturing arrangement without utilizing its marketing network.

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

On March 24, 2006, we obtained a 35.5% stake (reduced to 23.1% as of July 18, 2006 and 23.0% as of August 31, 2006) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (“ALP”), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications.

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

Most of our second stage assembly programs with General Motors expired in April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and may not include our specialty equipment products until future model years. Certain other second stage assembly programs that are continuing into fiscal 2007 include a sport utility vehicle platform and a pick-up truck platform along with related accessory and service parts. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006 and a mid-sized truck platform that is scheduled to start production in December 2006. We are in discussions with General Motors on targeted second stage vehicle platforms, vehicles and accessory parts programs, and introductory timing. Any discontinuance of a specialty vehicle program or an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

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

In September 2005, we acquired a 51% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On November 29, 2006, an involuntary bankruptcy petition was filed against Empire Coach Enterprises in the U.S. Bankruptcy Court, District of New Jersey. The petition was filed by four unsecured creditors claiming that they are collectively owed $109,701. The creditors are seeking relief under Chapter 7 of the United States Bankruptcy Code. An answer to the petition has not yet been filed and Empire Coach is currently evaluating its options.

The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets. In August 2005, we were contracted by Force Protection Industries to assist in a second stage assembly program for special military vehicle assembly.

In September 2005, we sold substantially all the assets of our production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1,500,000 (US$1,210,603 advanced as of October 31, 2006) revolving credit facility with Comerica Bank.

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

During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with Comerica Bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from Comerica Bank. Tecstar Automotive Group’s purchase of the loan will allow us to have a lead secured position over the remaining Concord assets in anticipation of the closure of the operations in the third quarter of fiscal 2007.

In November 2006, a new potential OEM customer for the Tecstar Automotive Group, who had previously signed a letter of intent with us to produce a special edition pick-up truck, formally notified us that the program had been cancelled by the OEM’s management. We are currently in discussions with the OEM to come to a mutually agreed upon settlement and look forward to partnering with the OEM on potential future second stage programs.

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

For the second quarters of fiscal 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 90.0% and 55.7%, respectively, of our total revenue for these periods. For the first half of fiscal 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors represented 88.7% and 54.8%, respectively, of our total revenue for these periods.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 6.9% as of October 31, 2006) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2005, the Company anticipates that this commitment will be waived or partially waived in the future. During the first half of fiscal 2007, we spent approximately $0.4 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and are included elsewhere in this report. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, goodwill and intangible asset impairment valuations, warranty and recall obligations, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Our historical final contract costs have usually approximated the initial estimates and any unforeseen changes in the estimates have not normally resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

•	We conduct a major portion of our business with a limited number of customers. For the past fiscal year and for the foreseeable future, General Motors has represented, and is expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•	We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

•	We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by engineering. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	We recorded our acquisitions of Tecstar Automotive Group, Empire Coach and Regency Conversions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In determining the fair value of the assets acquired and liabilities assumed in connection with our acquisitions, we consider the evaluations of independent valuation consultants and other estimates.

•

We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. During the second quarter of fiscal 2007, certain indicators of impairment led us to perform an impairment test of our goodwill and other intangible assets. Based upon the results of this initial test, we determined that an impairment of our goodwill existed. The amount of the impairment to be recorded will be based upon a second test that will calculate the difference between the fair value of the goodwill and its carrying value. Although we have not yet completed the fair value analysis to determine the impairment charge, we have estimated the charge based upon available information and have recorded this estimate in the second quarter. We anticipate finalizing the second step of the impairment analysis during the third quarter of fiscal 2007. The finalization of the analysis may result in a significant change from our current estimate of impairment. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record additional impairment charges. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•	As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At October 31, 2006, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Effective for the first quarter of fiscal 2007, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R. For the first half of fiscal 2007, we granted 1,572,000 in stock options and did not modify any previously issued awards. We recorded total compensation charges of $1.1 million and $2.2 million related to the unvested portion of stock option grants for the second quarter and first half of fiscal 2007, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we adopted these provisions as of the beginning of our current fiscal year effective May 1, 2006. No significant changes resulted in our accounting for inventory from the adoption of SFAS 151 in the first half of fiscal 2007.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the effect, if any, that this pronouncement will have on our financial results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

Results of Operations

Three and six months ended October 31, 2005 and 2006

Net revenues and operating loss for our business segments for the three and six months ended October 31, 2005 and 2006 were as follows:

	Three months ended October 31,		Six months ended October 31,
	2005	2006	2005	2006
	(in thousands)
Product revenue
Quantum Fuel Systems	$2,025	$3,765	$4,060	$8,325
Tecstar Automotive Group	55,223	30,023	96,461	64,458

Total	$57,248	$33,788	$100,521	$72,783

Contract revenue
Quantum Fuel Systems	$2,732	$1,477	$5,078	$3,992
Tecstar Automotive Group	3,179	1,352	4,932	2,343

Total	$5,911	$2,829	$10,010	$6,335

Operating Loss
Quantum Fuel Systems	$(3,309)	$(3,771)	$(7,462)	$(6,790)
Tecstar Automotive Group	2,958	(81,492)	1,698	(87,260)
Corporate Expenses	(2,231)	(3,633)	(4,682)	(7,731)

Total	$(2,582)	$(88,896)	$(10,446)	$(101,781)

Overall revenue decreased $26.4 million from $63.1 million in the second quarter of fiscal 2006 to $36.7 million in the second quarter of fiscal 2007 and decreased $31.4 million from $110.5 million in the first half of fiscal 2006 to $79.1 million in the first half of fiscal 2007. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $25.2 million in the second quarter of fiscal 2007 and $32 million in the first half of fiscal 2007 as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006.

Overall operating loss increased $86.2 million, from $2.5 million in the second quarter of fiscal 2006 to $88.7 million in the second quarter of fiscal 2007 and increased $91.2 million from $10.5 million in the first half of fiscal 2006 to $101.7 million in the first half on fiscal 2007 primarily due to impairment charges of $72.3 million for the estimated impairment of goodwill related to our merger with Tecstar Automotive Group and on our acquisition of Empire Coach. The higher overall operating loss (excluding estimated impairment charges) in the second quarter and first half of fiscal 2007 is primarily due to increases in operating losses in our Tecstar Automotive Group of $12.1 million and $16.6, respectively, resulting from the decline in second stage product revenues and increased selling, general and administrative expenses as a result of the Regency acquisition. Additionally, our Corporate segment had a $1.4 million and $3.0 million increase in losses for the second quarter and the first half of fiscal 2007, respectively, as a result of expanded support to administer a larger base of subsidiaries of the overall operations in fiscal 2007 as compared to fiscal 2006 and higher compensation charges as a result of the adoption of SFAS 123R at the beginning of fiscal 2007.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment increased $1.8 million, or 90%, from $2.0 million in the second quarter of fiscal 2006 to $3.8 million in the second quarter of fiscal 2007 and increased $4.3 million, or 108%, from $4.0 million in the first half of fiscal 2006 to $8.3 million in the first half of fiscal 2007. Product sales during fiscal 2007 primarily consist of orders associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to compressed natural gas fuel systems increased $1.7 million, or 85%, from $2.0 million in the second quarter of fiscal 2006 to $3.7 million in the second quarter of fiscal 2007. The increase in the second quarter of fiscal 2007 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program. We expect compressed natural gas product sales to decline significantly during the third quarter of fiscal 2007 in connection with the expiration of the current natural gas vehicle program with General Motors in November 2006.

Cost of product sales for the Quantum Fuel Systems segment increased $1.6 million, or 70%, from $2.3 million in the second quarter of fiscal 2006 to $3.9 million in the second quarter of fiscal 2007 and increased $2.9 million, or 60%, from $4.8 million in the first half of fiscal 2006 to $7.7 million in the first half of fiscal 2007. The increase in the second quarter of fiscal 2007 is mainly due to the higher overall sales volume in the segment and an increase in average unit costs related to the compressed natural gas fuel system program.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.2 million from a negative $0.3 million in the second quarter of fiscal 2006 to a negative $0.1 million in the second quarter of fiscal 2007 and increased $1.4 million, or 175%, from a negative $0.8 million in the first half of fiscal 2006 to a positive $0.6 million in the first half of fiscal 2007. The increase in the second quarter of fiscal 2007 is mainly attributable to the increased sales volume.

Contract revenue for the Quantum Fuel Systems segment decreased $1.2 million, or 44%, from $2.7 million in the second quarter of fiscal 2006 to $1.5 million in the second quarter of fiscal 2007 and decreased $1.1 million, or 22%, from $5.1 million in the first half of fiscal 2006 to $4.0 million in the first half of fiscal 2007. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

Research and development expense associated with development contracts decreased $0.6 million, or 27%, from $2.2 million in the second quarter of fiscal 2006 to $1.6 million in the second quarter of fiscal 2007 and decreased $1.0 million, or 21%, from $4.7 million in the first half of fiscal 2006 to $3.7 million in the first half of fiscal 2007. Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.4 million, or 19%, from $2.1 million in the second quarter of fiscal 2006 to $1.7 million in the second quarter of fiscal 2007 and remained the same in the first half of fiscal 2007 as fiscal 2006 at $4.1 million.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.1 million, or 9%, from $1.1 million in the second quarter of fiscal 2006 to $1.2 million in the second quarter of fiscal 2007 and increased $0.3 million, or 14%, from $2.2 million in the first half of fiscal 2006 to $2.5 million in the first half of fiscal 2007. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 13% for the second quarter of fiscal 2007 compared to 14% for the second quarter of fiscal 2006 and remained the same at 13% of the fiscal year.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the second quarter of fiscal year 2007 was the same as in the second quarter of fiscal 2006 and amounted to $0.4 million. The expense in the first half of fiscal 2007 was also the same as the first half of fiscal 2006 and amounted to $0.8 million.

Operating loss for the Quantum Fuel Systems segment in the second quarter of fiscal 2007 was $3.7 million, an increase of $0.4 million, from the second quarter of fiscal 2006 loss of $3.3 million. The first half of fiscal 2007 operating losses were $6.8 million, a decrease of $0.7 million, from $7.5 million in the first half of fiscal 2006. We expect the Quantum Fuel Systems segment to incur continued operating losses in fiscal 2007 and a decline in quarterly revenues over the remainder of fiscal 2007 as compared to the first half of fiscal 2007 due to the expiration of the compressed natural gas program with General Motors. However, we do expect revenues for Quantum Fuel Systems to be higher in fiscal 2007 compared to fiscal 2006.

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

Overall revenues for the Tecstar Automotive Group of $31.4 million for the second quarter of fiscal 2007 decreased $27.0 million or 46% from the second quarter of fiscal 2006 revenues of $58.4 million. This decrease is mainly due to declines in product revenues as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006 that were partially offset by $19.9 million in additional revenues generated by our Regency operations in the current fiscal year. Overall revenues for the second half of fiscal 2006 totaled $101.4 million compared to $66.8 million for the first half of 2007.

Product sales for the Tecstar Automotive Group decreased $25.2 million, or 46%, from $55.2 million in the second quarter of fiscal 2006 to $30.0 million in the second quarter of fiscal 2007. Product sales decreased $32.0 million, or 33% from $96.5 million in the first half of fiscal 2006 to $64.5 million in the first half of fiscal 2007. Product sales include second stage assembly revenues which are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Second stage assembly revenues decreased $18.4 million, or 55%, from $33.6 million in the second quarter of fiscal 2006 to $15.2 million in the second quarter of 2007 due to the expiration of programs noted above. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $20.3 million and $12.3 million for the second quarters of fiscal 2006 and 2007, respectively. Other revenues totaled $1.3 million and $2.5 million for the second quarters of fiscal 2006 and 2007, respectively. We expect overall product sales in fiscal 2007 as compared to fiscal 2006 to continue to be negatively impacted by the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that occurred in the second half of fiscal 2006.

Cost of product sales for the Tecstar Automotive Group decreased $17.5 million, or 35%, from $49.4 million in the second quarter of fiscal 2006 to $31.9 million in the second quarter of fiscal 2007. Cost of product sales were $87.3 million and $65.7 million in the first half of fiscal 2006 and 2007, respectively. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $5.8 million and $9.2 million of sales for the three month and six month periods ended October 31, 2005 as compared to gross loss of $1.9 and $1.2 million for the three month and six month period ended October 31, 2006. The decrease is primarily due to the lower volumes of second-stage activities in the first half of fiscal 2007.

Contract revenue for the Tecstar Automotive Group decreased $1.8 million, or 56%, from $3.2 million in the second quarter of 2006 to $1.4 million in the second quarter of 2007. There was also a decrease of $2.6 million, or 53%, from $4.9 million in the first half of fiscal 2006 compared to $2.3 million in the first half of fiscal 2007. Revenue is associated with design and engineering services for concept vehicles. Research and development expense associated with cost of contract revenue decreased $0.3 million, or 18%, from $1.7 million in the second quarter of fiscal 2006 to $1.4 million in the second quarter of fiscal 2007. There was also a decrease in research and development expense associated with cost of contract revenue of $1.4 million, or 37%, from $3.8 million in the first half of fiscal 2006 to $2.4 million in the first half of fiscal 2007.

Selling, general and administrative expenses for the Tecstar Automotive Group were $6.5 million and $12.2 million for the three month and six month periods, respectively, ended October 31, 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The increase in the current year is mainly due to the expanded activities related to the operations of Regency, Empire and Unique Performance which were not included in the second quarter of the prior year. Selling, general and administrative expenses attributable to these three entities were $1.8 million and $3.6 million for the three month and six month ended October 31, 2006, respectively. This also includes $0.2 million and $0.3 million, for the three month and six month of fiscal 2007, of share-based compensation expense related to unvested options previously granted that are required to be expensed beginning in fiscal 2007.

Amortization of intangibles was $0.7 million in both the second quarter of fiscal 2006 and 2007, and $1.4 million in both first half of fiscal 2006 and 2007, respectively. This primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts.

Operating loss for the Tecstar Automotive Group segment was $81.4 million and $87.2 million for the three month and six months periods for fiscal 2007, compared to a profit of $3.0 million and $1.7 million for the three month and six month periods of fiscal 2006, respectively. We expect our Tecstar Automotive Group segment to continue incurring losses during the second half of fiscal 2007; however, we anticipate those losses will be less than the first half of fiscal 2007 as a result of higher-margin revenues from our dealer network programs and the implementation of cost reduction initiatives.

Corporate

Corporate expenses increased by $1.4 million, or 64%, from $2.2 million in the second quarter of fiscal 2006 to $3.6 million in the second quarter of fiscal 2007 and increased $3.0 million, or 64%, from $4.7 million in the first half of fiscal 2006 to $7.7 million in the first half of fiscal 2007. Increases in the first half of fiscal 2007 compared to fiscal 2006 were due in part to share-based compensation expense of $1.4 million resulting from the new accounting change for unvested options effective beginning in fiscal 2007, increased audit related fees and services of $0.5 million, and $0.2 million for investor relation expenses. Expansion of corporate activities related to subsidiaries added over the past year has contributed to the increased level of costs incurred in the second quarter of fiscal 2007. Corporate expenses as a percentage of total revenues increased to 10% for the first six months of fiscal 2007 as compared to 4% for the first six months of fiscal 2006.

Non-Reporting Segment Results

Interest Income and Expense. Interest income remained the same in the first six months of fiscal 2007 as fiscal 2006 at $0.5 million. Interest expense amounted to $2.5 million in the first half of fiscal 2007 as compared to $1.2 million in the first half of fiscal 2006. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006. The increase in interest expense is attributable to higher prime interest rates and higher levels of borrowing under the credit facility with Comerica Bank as compared to the second quarter of the previous year.

Income Taxes. During the three month period ended October 31, 2006, we realized a tax benefit of approximately $0.2 million primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses to continue through fiscal 2007 and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets.

Liquidity and Capital Resources

Net cash used in operating activities for the first half of fiscal 2007 was $12.0 million as compared to a cash use of $26.2 million during the first half of fiscal 2006. The cash used during the first half of fiscal 2007 is primarily due to a net loss of $23.2 million before the non-cash effects of goodwill impairments, depreciation and amortization, stock compensation charges, and other items. The loss from operations was offset by favorable changes in levels of operating assets and liabilities of $11.2 million, primarily related to a decrease in levels of accounts receivable that resulted from non-recurring collections related to programs with General Motors in the first quarter of fiscal 2007. We expect an unfavorable change in levels of working capital over the second half of fiscal 2007, but at levels below the favorable changes realized in the first half of fiscal 2007.

Net cash used in investing activities during the first half of fiscal 2007 was $7.0 million as compared to net cash provided of $6.1 million during the first half of fiscal 2006. The net cash used in the current fiscal year is mainly a result of purchases of property and equipment of $4.3 million mainly relating to the development of tooling for our new programs at Unique Performance. Cash of $2.7 million was also used for the net purchases of marketable securities during the first half of the current fiscal year.

Net cash provided by financing activities during the first half of fiscal 2007 was $22.4 million as compared to $16.2 million during the first half of fiscal 2006. Cash provided during the first half of fiscal 2007 was principally from the sales of 4.4 million shares of stock to private investors that provided $12.5 million in gross proceeds in June and 6.0 million shares of stock sold to private investors in October that provided $10.0 million in gross proceeds. We also received $0.3 million from a minority interest holder in Advanced Lithium Power.

The ratio of current assets to current liabilities was 1.3:1 at October 31, 2006 versus 1.5:1 at April 30, 2006. During the first half of fiscal 2007, our total working capital decreased by $5.4 million, from $26.4 million at April 30, 2006 to $21.0 million at October 31, 2006 primarily as a result of the change in classification of the outstanding balances under our revolving credit facility from long-term to current.

In July 2002, we received $15.0 million in cash in connection with our spin-off from IMPCO. In January 2003, we completed a public equity offering of an aggregate of 4,025,000 shares of our common stock at a price of $2.25 per share, which yielded net proceeds of $8.0 million, all of which has been used for working capital purposes. In October 2003, we completed a public equity offering of an aggregate of 8,050,000 shares of our common stock at a price of $8.00 per share, which yielded net proceeds of $60.1 million. On June 29, 2006, we completed a private investment in public entity (“PIPE”) transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of our common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, we completed a second PIPE transaction which yielded proceeds of $10.0 million from the sale of 6,098,000 shares of our common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05.

In connection with our acquisition of Tecstar Automotive Group which closed on March 3, 2005, we assumed a total of $23.8 million of long-term debt. This debt included $15.0 million of unsecured senior subordinated convertible notes that were issued by Tecstar Automotive Group in a private placement in July 2004. The notes bear interest at 8.5% and mature in July 2009 with semi-annual interest payments payable on January 1 and July 1 of each year. Per the terms of the notes, as modified by the merger agreement with Tecstar Automotive Group, the interest payments can be made in either cash or shares of our common stock, at our discretion. In connection with the merger, we assumed the obligation to issue shares of Quantum common stock upon conversion of the notes at a conversion price of $5.77 per dollar of debt converted. All of the semi-annual interest payments to date have been made in cash.

Our principal sources of liquidity as of October 31, 2006 included cash and cash equivalents of $12.5 million, restricted cash equivalents and marketable securities of $17.7 million, and revolving lines of credit with Comerica Bank which provide for a maximum availability totaling $25.0 million. Advances outstanding under the lines totaled $23.4 million at October 31, 2006. The restricted cash equivalents and marketable securities consist of $16.7 million collateralized in connection with the revolving lines of credit and $1.0 million collateralized for the benefit of General Motor’s Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations.

Our revolving credit facility with Comerica Bank consists of a domestic line of credit and a Canadian line of credit. On May 19, 2006, the credit facility was amended and restated for a second time (the “Second Amended Credit Agreement”). On June 30, 2006, the Second Amended Credit Agreement was further amended (the “Third Amended Credit Agreement”). Under the terms of the Third Amended Credit Agreement, maximum availability under the credit facility for the domestic and Canadian revolvers was a combined $25.0 million at October 31, 2006. The amount of available advances is subject to limitations based upon our eligible accounts receivables and collateralized cash equivalents and marketable securities determined on a consolidated basis. Advances under the credit facility bear interest at the greater of prime rate (8.25% at

October 31, 2006) minus 1.25% or the federal funds rate plus 1.00%. The Third Amended Credit Facility contains various affirmative and restrictive covenants including a tangible net worth covenant, limitation on capital expenditures and a pay-down covenant. The pay-down covenant requires us to maintain an aggregate outstanding balance on the domestic and Canadian lines of less $15.0 million for five consecutive business days each month. At October 31, 2006 we were in violation of the tangible net worth covenant and at November 30, 2006 we were in violation of both the limitation on capital expenditures and the pay-down covenant (the “Covenant Violations”). The Third Amended Credit Facility also prohibits us from making investments in, merging or acquiring, any other unrelated entity or business without the approval of Comerica Bank. The Third Amended Credit Agreement matures on February 1, 2009. Quantum and each of our direct and indirect subsidiaries provided Comerica Bank with an unlimited guaranty for TAG’s obligations and granted a security interest in all of our assets to Comerica Bank under the Third Amended Credit Agreement.

On December 15, 2006, we entered into a Forbearance Agreement with Comerica Bank under which Comerica Bank agreed to forbear from making demand and taking collection actions until March 15, 2007 and to waive existing events of default under the Third Amended Credit Agreement arising from the Covenant Violations. The Forbearance Agreement required us to liquidate $15.0 million of our restricted cash equivalents and marketable securities in connection with the execution of the agreement and to use the proceeds to pay down the outstanding balance due under the Third Amended Credit Facility. Concurrently with the pay-down, the maximum aggregate advances available under the domestic and Canadian lines of credit were reduced to $10 million. Other provisions of the Forbearance Agreement include: (i) approximately $1.7 million of cash classified as restricted at October 31, 2006 will be released from the restrictions and become freely available to us, (ii) the interest rate on outstanding advances is increased to prime rate plus 0.50% on the domestic line and prime plus 1.0% on the Canadian line, (iii) we are required to maintain cash collateral bank accounts at Comerica Bank, (iv) we are not able to use the accounts receivable from Empire Coach Enterprises, LLC in its borrowing base, (v) Tecstar Automotive Group guaranteed the obligations that the Company’s subsidiary Wheel to Wheel, LLC has to Comerica Bank under a certain mortgage currently in place on the facility owned by Wheel to Wheel, LLC, (vi) the interest rate on the mortgage on the facility owned by Wheel to Wheel, LLC is increased to prime rate plus 2.25%, and (vii) we will not be required to meet certain levels of tangible net worth during the forbearance period. As a result of the Covenant Violations and the Forbearance Agreement, we continue to classify the outstanding balance under the Third Amended Credit Facility as a current liability as of October 31, 2006.

We have engaged consultants to assist us in pursuing various financing alternatives and we believe we will be able to replace the existing Third Amended Credit Facility with another lender or alternative financing prior to the expiration of the Forbearance Agreement; however, if we are unable to restructure the debt as expected or if we violate provisions of the Forbearance Agreement or the Third Amended Credit Facility and fail to obtain future waivers, Comerica Bank along with the holders of the senior subordinated convertible notes will have the right to accelerate the due dates of the outstanding balances on the credit facility and the convertible notes and demand immediate repayments. An acceleration of the outstanding balances on the credit facility and/or the convertible notes would have a material adverse effect on our business.

During the first half of fiscal 2007, we reduced overall workforce levels by approximately 20% and implemented certain other cost saving initiatives. We intend to continue our efforts to implement a cost reduction program that may include consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. Despite the cost saving initiatives already implemented and those we expect to implement in the second half of fiscal 2007, we believe that based on current projections and forecasts we do not have sufficient liquidity to fund our short-term cash needs. Accordingly, we will require additional equity or debt financing near the beginning of the fourth quarter of fiscal 2007 to fund operating activities. The amount of such additional financing that is needed is substantial. In addition to the requirement to replace the existing credit facility with Comerica prior to March 15, 2007, we anticipate that we will require approximately $20 million in additional equity or debt financing to fund our operating activities over the next twelve months above our principal sources of liquidity at October 31, 2006, which includes a requirement of approximately $5 to $8 million of additional capital to fund our operating activities through the end of fiscal 2007. Our actual capital requirements could be significantly higher. Management plans to utilize its available sources of tangible collateral, primarily consisting of accounts receivables, inventories and fixed assets to secure a new credit facility with an asset based lender in the range of $10 to $30 million near the beginning of the fourth quarter. To the extent that this debt financing does not provide sufficient capital for our operations, management anticipates issuing stock in private or public offerings. Management may also sell certain subsidiaries or other long-lived assets or issue subordinated debt to provide for our liquidity needs over the next year. An inability by the Company to raise sufficient capital to fund its operations would have a material adverse affect on the Company and would raise doubts about the Company’s ability to continue as a going concern. We may also require additional financing to take advantage of future strategic opportunities, further implement cost reduction initiatives, complete product and application development, or to develop facilities for commercialization and limited production of our products and systems. Although we believe our short-term cash requirements can be adequately sourced, we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors. As of October 31, 2006, we had no material commitments for capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, our cash and marketable securities are subject to fluctuations in interest rates. Based on our cash and marketable securities balance at October 31, 2006, a 1% decrease in interest rates would result in reduced annual interest income of approximately $302,000.

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

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction losses aggregated approximately $47,000 for the first six months of fiscal 2007.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $554,438 for the first half of fiscal 2007. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006 and $25.6 million at October 31, 2006. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

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

Status of Management’s Remedial Action

At April 30, 2006 we reported that we had a material weakness as a result of not having the internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. We have made progress on remediating this material weakness and have developed a remediation plan that involves a restructure and enhancement of our internal accounting resources and functions that we believe will resolve the material weakness. We began implementing this plan during the second quarter of fiscal 2007 and anticipate completing this plan in the second half of fiscal 2007. We believe the full implementation of this plan will make the design and operation of our internal controls over financial reporting effective.

(c) Changes in Internal Control Over Financial Reporting

Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

The following risks and other factors referenced could cause actual results, and actual events that occur, to differ materially from those contemplated by forward-looking statements contained in this report:

Risks Related to Liquidity and Capital Resources:

•	We are currently operating under a Forbearance Agreement that requires us to satisfy a requirement to restructure the credit facility with an alternative source of financing before March 15, 2007. If we are unable to satisfy the requirement within the time period allowed, our lender along with the holders of the senior subordinated convertible notes will have the right to accelerate the due dates of the outstanding balances on the credit facility and the convertible notes and demand immediate repayments. An acceleration of the outstanding balances on the credit facility and/or the senior subordinated convertible notes would have a material adverse affect on our business;

•	We will require additional financing to fund operating activities near the beginning of the fourth quarter of fiscal 2007 as defined under the section entitled “Liquidity and Capital Resources.” Management plans to utilize its available sources of tangible collateral, primarily consisting of accounts receivables, inventories and fixed assets to secure a new credit facility with an asset based lender. To the extent that this debt financing does not provide sufficient capital for our operations, management anticipates issuing stock in private or public offerings. Management may also sell certain subsidiaries or other long-lived assets or issue subordinated debt to provide for our liquidity needs over the next year. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows and we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business;

•	A material adverse affect on our business resulting from accelerations of debt or an inability to raise sufficient capital would raise doubts about our ability to continue as a going concern;

Other Risks Related to our Business:

•	We incurred a goodwill impairment charge in the second quarter of fiscal 2007 primarily related to the acquisition of Tecstar Automotive Group (“TAG”) as we have not realized the expected benefits to the extent and within the timeframe initially anticipated. The impairment analysis has not been finalized as of the date of this quarterly report and is based upon management’s preliminary estimates. The final impairment charge is expected to be finalized and adjusted during the third quarter of fiscal 2007 which could materially impact our operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of security holders in Irvine, California on September 21, 2006. Two matters came to a vote before the security holders at that meeting: 1) the election of two Class II directors; and 2) ratification of approval of our independent auditors. The results of the vote are set forth below.

	Votes in favor	Votes against	Votes withheld/abstained
G. Scott Samuelsen	43,264,239		1,016,033
Thomas J. Tyson	43,261,018		1,019,254
McGladrey & Pullen, LLP	43,990,688	235,594	53,990

Item 5.	Other Information.

On December 15, 2006, we entered into a Forbearance Agreement with Comerica Bank under which Comerica Bank agreed to forbear from making demand and taking collection actions until March 15, 2007 and to waive existing events of default under the Third Amended Credit Agreement arising from the Covenant Violations. The Forbearance Agreement required us to liquidate $15.0 million of our restricted cash equivalents and marketable securities in connection with the execution of the agreement and to use the proceeds to pay down the outstanding balance due under the Third Amended Credit Facility. Concurrently with the pay-down, the maximum aggregate advances available under the domestic and Canadian lines of credit were reduced to $10 million. Other provisions of the Forbearance Agreement include: (i) approximately $1.7 million of cash classified as restricted at October 31, 2006 will be released from the restrictions and become freely available to us, (ii) the interest rate on outstanding advances is increased to prime rate plus 0.50% on the domestic line and prime plus 1.0% on the Canadian line, (iii) we are required to maintain cash collateral bank accounts at Comerica Bank, (iv) we are not able to use the accounts receivable from Empire Coach Enterprises, LLC in its borrowing base, (v) Tecstar Automotive Group guaranteed the obligations that the Company’s subsidiary Wheel to Wheel, LLC has to Comerica Bank under a certain mortgage currently in place on the facility owned by Wheel to Wheel, LLC, (vi) the interest rate on the mortgage on the facility owned by Wheel to Wheel, LLC is increased to prime rate plus 2.25%, and (vii) we will not be required to meet certain levels of tangible net worth during the forbearance period.

Also on December 15, 2006 and in connection with the Forbearance Agreement, our wholly owned subsidiary, Tecstar Automotive Group, executed a Guaranty in favor of our lender, Comerica Bank, under which Tecstar Automotive Group guaranteed all of obligations of Wheel to Wheel, LLC, a wholly owned subsidiary of Tecstar Automotive Group, to Comerica Bank including its mortgage obligations on the facility owned by Wheel to Wheel, LLC.

The foregoing descriptions of the terms and conditions of the Forbearance Agreement and Guaranty are qualified by reference to the complete terms of those agreements, copies of which is being filed herewith as Exhibits 10.3 and 10.4.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 18, 2006

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer
[Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2006.

4.1.1	Common Stock Purchase Warrant A. (Incorporated herein by reference to Exhibit 4.1.1 of Registrant’s Current Report on Form 8-K filed on October 31, 2006)

4.1.2	Form of Common Stock Purchase Warrant A issued by the Registrant in a Private Placement of Securities dated October 27, 2006. (Incorporated herein by reference to Exhibit 4.1.2 of Registrant’s Current Report on Form 8-K filed on October 31, 2006)

4.2.1	Common Stock Purchase Warrant B. (Incorporated herein by reference to Exhibit 4.2.1 of Registrant’s Current Report on Form 8-K filed on October 31, 2006)

4.2.2	Form of Common Stock Purchase Warrant B issued by the Registrant in a Private Placement of Securities dated October 27, 2006. (Incorporated herein by reference to Exhibit 4.2.2 of Registrant’s Current Report on Form 8-K filed on October 31, 2006).

4.3	Form of Additional Warrant issued by the Registrant in a Private Placement of Securities dated October 27, 2006. (Incorporated herein by reference to Exhibit 4.3.1 of Registrant’s Current Report on Form 8-K filed on October 31, 2006).

10.1	Form of Securities Purchase Agreement executed in connection with Registrant’s Private Placement of Securities dated October 27, 2006. (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 31, 2006).

10.2	Form of Registrations Rights Agreement executed in connection with Registrant’s Private Placement of Securities dated October 27, 2006. (Incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 31, 2006).

10.3	Forbearance Agreement, dated December 15, 2006, between Registrant, each of its subsidiaries and Comerica Bank

10.4	Guaranty, dated December 15, 2006, executed by Tecstar Automotive Group in favor of Comerica Bank.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

99.1	Schedule of Investors. (Incorporated herein by reference to Exhibit 99.1 of Registrant’s Current Report on form 8-K filed on October 31, 2006).