Form 10-Q
period 2007-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2007-03-12
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 5, 2007:

65,052,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2006	January 31, 2007
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,012,610	$12,747,537
Restricted cash equivalents	—	1,000,000
Accounts receivable, net	28,785,558	22,376,783
Inventories, net	34,965,750	30,429,679
Tooling and engineering	2,511,876	681,106
Prepaids and other current assets	2,027,305	2,203,849

Total current assets	77,303,099	69,438,954

Property and equipment, net	23,716,716	22,249,466
Restricted cash equivalents and marketable securities	15,000,000	—
Deferred loan fees	—	1,656,921
Intangible assets, net	59,954,867	56,539,955
Goodwill	105,593,765	33,276,259
Deposits and other assets	740,154	736,741

Total assets	$282,308,601	$183,898,296

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$26,881,031	$28,865,401
Accrued payroll obligations	2,677,661	2,574,059
Accrued interest	739,996	325,818
Notes payable	2,225,574	2,209,221
Deferred revenue	796,037	1,351,213
Accrued warranties	804,518	1,075,894
Customer deposits	6,151,754	1,556,555
Other accrued liabilities	1,252,211	2,322,937
Current maturities of long-term debt	9,339,212	3,111,851

Total current liabilities	50,867,994	43,392,949

Long-term debt, net of current maturities	33,092,568	42,045,903
Deferred income taxes	5,885,143	5,465,432
Other accrued liabilities	401,227	350,760
Commitments and contingencies
Minority interests	468,801	—

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 53,774,113 issued and outstanding at April 30, 2006 and 64,938,261 issued and outstanding at January 31, 2007	53,774	64,938
Additional paid-in-capital	262,803,600	287,946,050
Accumulated deficit	(71,076,473)	(195,421,741)
Accumulated other comprehensive income (loss)	(189,033)	53,005

Total stockholders' equity	191,592,868	92,643,252

Total liabilities and stockholders' equity	$282,308,601	$183,898,296

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2007	2006	2007
Revenue:
Net product sales	$31,738,395	$30,205,051	$132,217,470	$102,988,345
Contract revenue	4,265,583	2,828,052	14,275,529	9,163,239

Total revenue	36,003,978	33,033,103	146,492,999	112,151,584

Costs and expenses:
Cost of product sales	30,855,032	31,530,825	123,008,522	104,976,828
Research and development	6,326,822	4,602,605	18,934,816	15,127,527
Selling, general and administrative	7,774,137	10,290,612	21,721,056	32,633,775
Amortization of intangibles	708,723	1,134,068	2,942,611	3,402,423
Impairment loss on goodwill	—	—	—	72,317,506

Total costs and expenses	45,664,714	47,558,110	166,607,005	228,458,059

Operating loss	(9,660,736)	(14,525,007)	(20,114,006)	(116,306,475)

Interest income	272,471	159,985	814,290	635,208
Interest expense	(628,076)	(1,207,374)	(1,869,442)	(3,676,316)
Loss on early extinguishment of debt	—	(6,300,000)	—	(6,300,000)
Minority interest in losses (earnings) of subsidiaries	(219,985)	216,358	(280,264)	761,482
Other income (expense), net	(133,860)	(73,474)	(94,786)	121,122
Income tax benefit	528,483	139,903	516,856	419,711

Net loss	$(9,841,703)	$(21,589,609)	$(21,027,352)	$(124,345,268)

Net loss per share—basic and diluted	$(0.19)	$(0.33)	$(0.40)	$(2.05)

Number of shares used in per share calculation—basic and diluted	52,879,832	64,918,540	52,865,626	60,757,656

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended January 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(21,027,352)	$(124,345,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,846,232	8,940,206
Loss on disposal of property and equipment	—	107,195
Non-cash share-based compensation charges	81,324	3,194,557
Deferred income taxes	(531,483)	(419,711)
Loss (gain) on exchange rate changes	—	456,095
Minority interest in earnings (losses) of subsidiaries	280,801	(761,483)
Gain recognized on sale of Concord Coatings	—	(341,488)
Loss on early extinguishment of debt	—	6,300,000
Impairment loss on goodwill	—	72,317,506
Changes in operating assets and liabilities:
Accounts receivable	(1,405,579)	8,023,918
Inventories	(6,155,785)	4,073,402
Tooling and engineering	(519,031)	1,830,773
Refundable income taxes	2,019,325	(56,589)
Deposits and other assets	(297,220)	(32,018)
Accounts payable	(12,827,296)	1,925,925
Deferred revenue	—	555,176
Customer deposits	—	(4,595,199)
Other accrued liabilities	1,979,452	429,032

Net cash used in operating activities	(30,556,612)	(22,397,971)

Cash flows from investing activities:
Purchases of property and equipment	(4,021,606)	(5,674,097)
Proceeds from sale of property and equipment	—	34,160
Acquisition transaction costs	(403,011)	(48,280)
Acquisition of Empire Coach Enterprises	(600,000)	—
Purchases of restricted cash equivalents and marketable securities	(13,518,999)	(6,138,584)
Proceeds from sales and maturities of restricted cash equivalents and marketable securities	31,086,664	20,138,584

Net cash provided by investing activities	12,543,248	8,311,783

Cash flows from financing activities:
Proceeds (payments) on capital lease and other obligations	(17,566)	21,071
Net borrowings on notes and obligations payable	1,130,420	8,515,161
Borrowings (payments) on revolving credit agreements, net of loan origination fees	16,581,392	(12,904,822)
Proceeds from issuance of common stock, net of transaction fees	—	20,852,791
Proceeds from exercises of warrants and stock options	179,202	1,106,266
Contributions from minority interest holders	—	292,682

Net cash provided by financing activities	17,873,448	17,883,149

Effect of exchange rate changes on cash	80,188	(62,034)

Net increase (decrease) in cash and cash equivalents	(59,728)	3,734,927
Cash and cash equivalents at beginning of period	11,736,688	9,012,610

Cash and cash equivalents at end of period	$11,676,960	$12,747,537

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2007

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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group, formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. On September 15, 2005, Tecstar Automotive Group acquired a 51.0% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On January 18, 2006, Tecstar Automotive Group obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. On February 8, 2006, the Company acquired all of the stock of Regency Conversions, Inc. (“Regency”), a vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts. On March 24, 2006, the Company obtained an initial 35.5% interest in Advanced Lithium Power Inc. (“ALP”), a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. The Company’s interest in ALP was reduced to 23.1% on July 18, 2006 and to 23.0% on August 31, 2006 as a result of additional equity contributed from other minority shareholders.

On September 22, 2005, Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1,500,000 revolving credit facility with a commercial bank. Concord Coatings, Inc. was accounted by the Company as a variable interest entity and consolidated in its financial statements due to the fact Concord Coatings required additional subordinated financial support from the Company. During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with the commercial bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from the bank. Tecstar Automotive Group’s purchase of the loan allowed the Company to have a lead secured position over the remaining Concord Coatings assets in connection with the sale of the entire operations completed on December 31, 2006 to an unrelated third party. Total consideration received by Tecstar Automotive Group on the sale of the operations amounted to CAD$250,000 (US$215,000). The disposal of Concord Coatings assets and liabilities resulted in a potential gain of $901,000, of which $341,000 was recognized through January 31, 2007 and is included as a reduction of selling, general and administrative expenses on the condensed consolidated statement of operations. The transaction was accounted for as a divestiture of the business by the Company.

On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection (see note 2).

The Company’s authorized capital stock at January 31, 2007 consists of 20,000,000 shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100,000,000 shares of common stock, par value $0.001 per share, 65,938,230 shares issued and outstanding (which includes 999,969 shares of Series B common stock). Of the 100,000,000 authorized shares of common stock, 2,000,000 are designated as Series B common stock.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary, Tecstar Automotive Group, for the period subsequent to the merger completed on March 3, 2005. The consolidated financial statements also include the accounts of each of the following direct and indirect subsidiaries of Tecstar Automotive Group: Regency Conversions, LLC for the period subsequent to the acquisition of Regency on February 8, 2006; Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC (Tecstar Automotive Group’s ownership interest of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005), Quantum Power and Performance, LLC, Unique Performance Concepts, LLC, and Empire Coach Enterprises, LLC. Also included in the consolidated financial statements are the accounts of Amstar, LLC (“Amstar”) in which the Company holds an equity ownership position of 50.0% and, since March 24, 2006, the accounts of Advanced Lithium Power Inc. (“ALP”) have also been included due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP.

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

Concord Coatings, Inc. was a variable interest entity as defined by FIN 46R due to the fact Concord Coatings required additional subordinated financial support by the Company. The accounts of Concord Coatings were consolidated by the Company as required by FIN 46R through December 31, 2006, when the sale of the operations and disposal of all remaining liabilities was effected. All significant intercompany accounts and transactions have been eliminated in consolidation through the date of the disposal.

Recent Accounting Pronouncements

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

On June 29, 2006, the Company completed a private investment in public entity (“PIPE”) transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, the Company completed a second PIPE transaction which yielded proceeds of $10.0 million from the sale of 6,098,000 shares of its common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. The investors also received warrants in connection with the PIPE transactions (see Note 11). In January 2007, the Company received $1.1 million from the exercise of a portion of the warrants issued in connection with the PIPE that closed on October 27, 2006.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a new $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. Outstanding borrowings under the new credit facility totaled $20.6 million at January 31, 2007 and the Company had the ability to borrow up to an additional $7.1 million of the $10.0 million of the unused portion of the credit facility based upon its levels of eligible receivables and inventory.

In addition to the above mentioned $30.6 million credit facility, the Company’s principal sources of liquidity as of January 31, 2007 included cash and cash equivalents of $12.7 million and restricted cash equivalents of $1.0 million. The restricted cash equivalents are collateralized for the benefit of General Motor’s Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations.

During the first nine months of fiscal 2007, the Company reduced workforce levels and implemented certain other cost saving initiatives. The Company intends to continue its efforts to implement a cost reduction program that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. Despite the cost saving initiatives already implemented and those the Company expects to implement in the fourth quarter of fiscal 2007 and in addition to securing a new $30.6 million credit facility, the Company believes that based on current projections and forecasts that it does not have sufficient liquidity to fund its short-term cash needs. Accordingly, the Company anticipates that it will require additional equity or debt financing beginning in the second quarter of fiscal 2008 to fund its future operating activities. The Company anticipates that it will require approximately $10 to $15 million in additional equity or debt financing to fund its operating activities over the next twelve months above its principal sources of liquidity at January 31, 2007. The Company’s actual financing requirements could be higher. The Company may also sell certain subsidiaries or other long-lived assets to provide for its liquidity needs over the next year. The Company’s ability to secure additional financing in this time period may be difficult due to its history of operating losses and negative cash flows; however, the continued implementation of its cost reduction program will help to mitigate this risk. Although management believes that the Company’s short-term cash requirements can be adequately sourced, the Company cannot assure the reader that such additional sources of financing will be available on acceptable terms, if at all. An inability by the Company to raise sufficient capital to fund its operations would have a material adverse affect on the Company and would raise doubts about its ability to continue as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company over the next twelve months, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of debt instruments, the realization of deferred taxes, useful lives for depreciation/ amortization periods of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included.

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

Regency is a vehicle converter and supplements the Company’s second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broadens the Company’s customer base beyond OEMs. In addition, the Company’s manufacturing and engineering expertise is anticipated to allow Regency to improve its product offerings and enter new vehicle markets.

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

The Company has not yet obtained all information related to the acquisition, primarily related to completing income tax returns as of the acquisition date and settling incremental transaction costs. The final allocation will be completed in the fourth quarter of fiscal 2007.

Empire Coach Enterprises

In September 2005, Tecstar Automotive Group and a minority interest partner formed Empire Coach Enterprises, LLC, for the purpose of acquiring the operations of Empire Coach, Inc., a second stage limousine manufacturer. Tecstar Automotive Group received a 51.0% controlling interest in the new business venture for no consideration and subsequently contributed $600,000 in cash. The new LLC used the cash contribution to acquire the operations of Empire Coach, Inc. pursuant to an Asset Purchase Agreement dated September 15, 2005. The Company has accounted for the transaction as a purchase under SFAS 141 and allocated $598,905 to goodwill, $288,117 to the fair value of tangible assets acquired and $287,022 to the fair value of liabilities assumed. Empire Coach has a facility lease that runs through February 2013 that is guaranteed by Tecstar Automotive Group.

On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continues in possession of its property and will operate and manage the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act.

The bankruptcy filing, along with recent operating results of Empire Coach that is well below its fiscal 2007 operating plan, indicate that an impairment of the goodwill associated with the acquisition exists. In connection with impairment testing that was performed by the Company (see Note 18), the Company recorded a charge of $598,905 in the second quarter of fiscal 2007 to write-down the full amount of the Empire Coach goodwill.

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

	Three Months Ended January 31, 2006		Nine Months Ended January 31, 2006
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)

	(in thousands, except per share amounts)
Net revenue	$36,004	$45,420	$146,493	$179,786
Operating loss	$(9,661)	$(10,359)	$(20,114)	$(20,148)
Net loss	$(9,842)	$(10,852)	$(21,027)	$(21,903)
Net loss per share:
Basic	$(0.19)	$(0.20)	$(0.40)	$(0.40)
Diluted	$(0.19)	$(0.20)	$(0.40)	$(0.40)
Number of shares:
Basic	52,880	54,695	52,866	54,681
Diluted	52,880	54,695	52,866	54,681

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the Regency transaction occurred on May 1, 2005.

3) Restricted Cash Equivalents and Marketable Securities

As of April 30, 2006, the Company had collateralized approximately $15.0 million of cash equivalents and marketable securities in connection with Tecstar Automotive Group’s revolving credit facility with a commercial bank. During fiscal 2007, the Company also collateralized $1.0 million for the benefit of General Motors Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under the commercial bank credit facility. The loss on the sale of marketable securities prior to their stated maturity dates was insignificant. As of January 31, 2007, the balance of restricted cash equivalents consists solely of the $1.0 million collateralized in connection with the GMAC arrangement.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2006	January 31, 2007
Customer accounts billed	$25,623,255	$22,100,746
Customer accounts unbilled	3,687,551	1,305,316
Allowance for doubtful accounts	(525,248)	(1,029,279)

Accounts receivable, net	$28,785,558	$22,376,783

5) Inventories

Inventories consist of the following:

	April 30, 2006	January 31, 2007
Materials and parts	$31,022,896	$29,972,683
Work-in-process	2,071,794	1,926,866
Finished goods	4,433,363	2,816,322

	37,528,053	34,715,871
Less provision for obsolescence	(2,562,303)	(4,286,192)

Inventories, net	$34,965,750	$30,429,679

6) Property and Equipment

Property and equipment consist of the following:

	April 30, 2006	January 31, 2007
Land	$211,000	$211,000
Buildings	972,222	972,222
Tooling, dies and molds	3,018,290	5,198,065
Plant machinery and equipment	16,407,171	16,544,379
Information systems and office equipment	15,484,932	16,241,139
Automobiles and trucks	1,879,400	2,045,446
Leasehold improvements	6,253,133	6,560,692
Construction in progress	4,248,678	4,481,948

	48,474,826	52,254,891
Less accumulated depreciation and amortization	(24,758,110)	(30,005,425)

Net property and equipment	$23,716,716	$22,249,466

7) Goodwill and Other Intangible Assets

Acquisitions

Acquisitions meeting business combinations criteria give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

The Company completed acquisitions of Tecstar Automotive Group, Empire Coach and Regency on March 3, 2005, September 15, 2005 and February 8, 2006, respectively. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisitions. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring Tecstar Automotive Group, Empire Coach and Regency over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102,118,601, $598,905 and $2,876,259, respectively, was recognized as goodwill in connection with the acquisitions. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. Goodwill associated with the Empire Coach and Regency acquisitions was allocated 100% to the Tecstar Automotive Group business segment.

During the second quarter of fiscal 2007, indicators of goodwill impairment were noted and goodwill was tested. These tests determined that goodwill was impaired related to the acquisitions of Tecstar Automotive Group and Empire Coach resulting in estimated charges to write-down goodwill totaling $72,317,506 which was recorded during the three months ended October 31, 2006 (see Note 18). The portion of goodwill associated with the acquisition of Tecstar Automotive Group allocated to the Tecstar Automotive Group business segment, amounting to $71,718,601, has been determined to be fully impaired and was written-off. Goodwill related to the acquisition of Empire Coach has also been determined to be fully impaired and was written off in the amount of $598,905. The Company completed its testing of goodwill impairment during the third quarter which did not result any changes from the second quarter estimates.

Goodwill allocated to Quantum Fuel Systems business segment associated with the acquisition of Tecstar Automotive Group has been evaluated with no impairment indicated and has a carrying value of $30,400,000 at January 31, 2007. Goodwill associated with the Regency acquisition has also been evaluated with no impairment indicated and is reported in the Tecstar Automotive Group business segment.

General Motors Strategic Alliance

In connection with the Company’s strategic alliance with General Motors, the Company issued 3,513,439 shares of its Series A common stock to General Motors on July 24, 2002. This issuance has been recorded at the estimated fair market value on the date of the Distribution of approximately $14.3 million, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and Emerging Issues Task Force “EITF” 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.”

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

Unique Performance Concepts

On January 18, 2006, Tecstar Automotive Group obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (“UPC”), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000.

Advanced Lithium Power

On March 24, 2006, the Company and certain unaffiliated individuals formed Advanced Lithium Power Inc. The Company initially held approximately 1.7 million shares or 35.5% of the Vancouver, British Columbia-based business of which its equity share was valued at $173,120 at the date of the formation. The Company’s interest in ALP was reduced to 23.1% on July 18, 2006 and to 23.0% on August 31, 2006 as a result of additional equity contributed from other minority shareholders. ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. The accounts of ALP have been included in the consolidated financial statements for the period since the formation due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. As of the date of the formation, the Company assigned $226,998 as intangible assets related to intellectual property and technology, $301,051 to tangible assets, $40,387 to accrued liabilities and $314,542 to the minority interest equity holders of ALP. The gross carrying value of the intangible assets increased slightly to $234,866 at April 30, 2006 and subsequently declined to $221,832 at January 31, 2007 due to the effect of exchange rates.

Amortization of Intangibles

SFAS No. 142 requires that recognized intangible assets be amortized over their useful lives and that goodwill is not subject to amortization. The assets consisting of customer related intangibles and existing technology acquired in the acquisition of Tecstar Automotive Group are amortized using the straight-line method over their estimated weighted-average useful lives of 360 months and 29 months, respectively. The intangible assets consisting of dealer network and trade names acquired in the acquisition of Regency are amortized using the straight-line method over their estimated weighted-average useful lives of 144 months and 240 months, respectively. The intangible asset recorded in connection with the Corporate Alliance Agreement with General Motors is being amortized over the ten-year term of the agreement. The intangible assets recorded in connection with the formation of UPC are being amortized over the anticipated program life of 33 months. The intangible assets recorded in connection with the formation of ALP are being amortized over the estimated useful life of the patents and other technology of 16 years.

Intangible assets consist of the following:

	April 30, 2006	January 31, 2007
TAG contracts and customer relationship:

Gross carrying value	$44,600,000	$44,600,000
Accumulated amortization	(1,880,445)	(2,995,446)

Net carrying value	42,719,555	41,604,554

TAG existing technology:

Gross carrying value	2,100,000	2,100,000
Accumulated amortization	(876,000)	(1,533,000)

Net carrying value	1,224,000	567,000

Regency dealer network:

Gross carrying value	4,280,000	4,280,000
Accumulated amortization	(89,166)	(356,664)

Net carrying value	4,190,834	3,923,336

Regency trade names:

Gross carrying value	1,040,000	1,040,000
Accumulated amortization	(12,999)	(51,996)

Net carrying value	1,027,001	988,004

GM Strategic Alliance Agreement:

Gross carrying value	16,479,358	16,479,358
Accumulated amortization	(6,139,203)	(7,384,034)

Net carrying value	10,340,155	9,095,324

UPC dealer network and trade names:

Gross carrying value	250,000	250,000
Accumulated amortization	(30,320)	(98,540)

Net carrying value	219,680	151,460

ALP patents and technolgy:

Gross carrying value	234,866	221,832
Accumulated amortization	(1,224)	(11,555)

Net carrying value	233,642	210,277

	$59,954,867	$56,539,955

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

Changes in the Company’s product warranty liability during the first nine months of fiscal 2007 are as follows:

Balance at April 30, 2006	$804,518
Warranties issued during the period	587,847
Settlements made during the period	(316,471)

Balance at January 31, 2007	$1,075,894

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2006	January 31, 2007
Convertible notes	$15,000,000	$21,300,000
Term note	—	10,000,000
Revolving line of credit, asset-based lender	—	10,637,500
Revolving line of credit, domestic bank	19,548,172	—
Revolving line of credit, Canadian bank	3,215,000	—
Mortgage note payable to bank, interest at bank's prime rate, repaid in full on January 31, 2007	1,157,475	—
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,560,183	1,421,626
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,949,914	1,777,460
Other	1,036	21,168

	42,431,780	45,157,754
Less current maturities	(9,339,212)	(3,111,851)

Long-term debt	$33,092,568	$42,045,903

On January 31, 2007, the Company entered into a $30.6 million Credit Agreement (“Credit Agreement”) with an asset-based lender affiliated with the $15.0 million senior subordinated convertible note holders (“Convertible Notes”). The Credit Agreement provides for a $20.6 million revolving line of credit (“Revolver”) and a $10.0 million term loan (“Term Loan”). The maturity date for the Revolver and Term Loan is January 31, 2010. The maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at January 31, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. The Company’s obligations under the Credit Agreement are guaranteed by all of its domestic subsidiaries with the exception of Empire Coach Enterprises, LLC and Amstar, LLC and are secured by substantially all the Company’s assets and the assets of its subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement, amounting to $1.6 million and reflected as deferred loan fees on the condensed consolidated balance sheet at January 31, 2007, are being amortized against interest expense over the three year life of the Credit Agreement.

As of January 31, 2007, the Company had an eligible borrowing base of $17.7 million on the Revolver of which $7.1 million was available for additional borrowings.

The Credit Agreement contains a financial covenant that requires the Company to report in its 10-Q for the first quarter of fiscal 2008 consolidated revenues for such period equal to or greater than 90% of the Company’s $50.1 million in revenue projections provided to the lender for that time period. If the Company fails to satisfy the financial covenant, it is obligated to raise at least $5.0 million of additional equity within sixty days following the date it files the 10-Q for the first quarter of fiscal 2008, unless the Company has raised equity in an amount equal to or in excess of $5.0 million since January 31, 2007. The Credit Agreement also contains reporting requirements, representations and warranties, and negative and affirmative covenants customary for a transaction of this nature.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group, Inc. entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes. The Convertible Notes were originally dated July 12, 2004 and assumed by the Company in connection with the acquisition of the Tecstar Automotive Group in March 2005. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% payment-in-kind was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%), (iv) the senior debt limitation covenant was increased from $30.0 million to $35.0 million, (v) the aggregate senior and subordinate debt limitation covenant was increased from $45.0 million to $60.0 million, (vi) the conversion price was reset from $5.77 to $2.36 per share, (vii) an anti-dilution provision was added which results in the conversion price being reset to the level of the issue price of shares issued, if issued for less than $1.50 per share, and (viii) the holders of the Convertible Notes cannot convert prior to November 24, 2007.

Also in connection with the Credit Agreement and the amendment to the Convertible Notes, the Company guaranteed all of Tectar Automotive Group’s obligations under the Convertible Notes and the holders of the Convertible Notes were granted a security interest in substantially all of the assets of the Tecstar Automotive Group.

As a result of the substantial changes to the original Convertible Notes and the execution of the guaranty by the Company of the obligations under the Convertible Notes, there is an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million. The replacement of the original debt instrument with the new debt instrument resulted in a charge of $6.3 million recorded in the third quarter in connection with the amendment of the Convertible Notes. The Company utilized the services of independent valuation consultants to assist in determining the fair value of the new debt instrument. The difference between the fair value and face value of the Convertible Notes of $6.3 million as of January 31, 2007 is being amortized against interest expense over the remaining 65 months of the expected life of the notes to reflect the effective interest rate of the new debt instrument.

The Company is in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes. The Company anticipates that it will remain in compliance with the financial covenant or be able to meet the obligation to raise the required level of equity within the time period outlined in the financial covenant during fiscal 2008.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

Maturities of long-term debt for each of the next five twelve month periods ending January 31 are as follows:

2008	$3,111,851
2009	6,429,541
2010	15,985,391
2011	1,674,961
2012	1,703,543
Thereafter	16,252,467

$45,157,754

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

As a result of adopting SFAS 123R on May 1, 2006, the Company’s operating loss and net loss for the third quarter of fiscal 2007 is $1,038,448 higher and for the first nine months of fiscal 2007 is $3,113,332 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the third quarter of fiscal 2007 is $0.02 higher and basic and diluted loss per share for the first nine months of fiscal 2007 is $0.05 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net loss, as reported	$(9,841,703)	$(21,027,352)
Add: Stock-based employee compensation expense related to restricted stock included in reported net income, net of related tax effects	27,075	81,225
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,350,863)	(3,919,601)

Pro forma net loss	$(11,165,491)	$(24,865,728)

Earnings per share:
Basic and Diluted—as reported	$(0.19)	$(0.40)

Basic and Diluted—pro forma	$(0.21)	$(0.47)

Share-Based Compensation Reported

The share-based compensation expense related to stock options and restricted stock included in the accompanying condensed consolidated statement of operations and in the financial information by reportable business segment in Note 14 for the three and nine month periods ended January 31, 2007 is:

	Three Months Ended January 31, 2007
	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$32,896	$—	$—	$32,896
Research and development	59,608	47,888	—	107,496
Selling, general and administrative	31,633	144,240	749,258	925,131

Total share-based compensation	$124,137	$192,128	$749,258	$1,065,523

	Nine Months Ended January 31, 2007
	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$105,082	$—	$—	$105,082
Research and development	193,176	133,087	—	326,263
Selling, general and administrative	103,813	385,779	2,273,620	2,763,212

Total share-based compensation	$402,071	$518,866	$2,273,620	$3,194,557

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

A summary of option activity under the stock option plan, and changes during the first nine months of fiscal 2007 is presented as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2006	4,968,692	$4.78
Granted	1,582,000	$1.96
Exercised	(10,400)	$3.23
Forfeited	(156,900)	$4.79
Expired	(96,233)	$4.66

Options outstanding at January 31, 2007	6,287,159	$4.29	7.9	$—
Vested and expected to vest at January 31, 2007	5,976,007	$4.27	7.6	$—
Options exercisable at January 31, 2007	2,151,634	$4.48	6.4	$—

Shares Available for Grant

On May 1, 2006, an additional 1,613,223 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. On August 22, 2006 and January 8, 2007, the Company granted 1,572,000 and 10,000 additional options, respectively, under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant. At January 31, 2007, there were 865,821 shares of common stock available for grant under the Plan.

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

	Three Months Ended January 31,		Nine Months Ended January 31,

	2006	2007	2006	2007
Weighted average grant date fair value per share	na	$1.24	$3.09	$1.96
Intrinsic value of options exercised	na	na	$68,344	$12,335
Total fair value of options vested during the period	na	$74,191	$1,123,446	$1,864,909

(na)	not applicable

The fair value of options granted was estimated using the following weighted–average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Dividend yield	na	0.0%	0.0%	0.0%
Expected life—years	na	6.1	6.4	5.7
Risk-free interest rate	na	4.7%	3.7%	4.8%
Expected volatility of common stock	na	82.7	80.5	83.1

Non-vested Options

A summary of the options activity of the Company’s non-vested options and changes during the first nine months of fiscal 2007 is as follows:

		Weighted-Average		Remaining Unrecognized Compensation Cost
	Number of Shares	Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2006	3,336,750	$3.83
Granted	1,582,000	$1.96
Vested	(599,600)	$3.76
Forfeited	(156,900)	$4.74

Nonvested outstanding at January 31, 2007	4,162,250	$4.18	3.3	$12,669,874

Restricted Stock

A summary of the restricted stock activity during the first nine months of fiscal 2007 is as follows:

		Weighted-Average		Remaining Unrecognized Compensation Cost
	Number of Shares	Grant-Date Fair Value	Remaining Years To Vest
Restricted stock outstanding at April 30, 2006	91,806	$3.54
Granted	0
Vested	0
Forfeited	0

Restricted stock outstanding at January 31, 2007	91,806	$3.54	1.3	$135,376

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

On October 27, 2006, the Company completed a second PIPE transaction which yielded gross proceeds of $10.0 million from the sale of 6.1 million shares of its common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. Proceeds from the sale of stock, net of issuance costs of $0.8 million for the placement agents’ fees, amounted to $9.2 million. The investors also received 2.1 million “A” warrants to purchase common stock at an exercise price of $2.36 and 1.8 million “B” warrants to purchase additional shares of the Company’s common stock at $1.64 per share. Upon exercise of the “B” warrants, the investors could have received up to 0.6 million additional warrants identical to the “A” warrants. The “A” warrants expire in April 2014 and have a fair value of $3.5 million. The “B” warrants expired on February 2, 2007, and had a fair value of $0.9 million.

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

In January 2007, certain PIPE investors exercised 653,659 of “B” warrants and therefore received 228,780 of additional “A” warrants. Gross proceeds from the exercise amounted to $1.1 million. As of January 31, 2007 the following warrants remained outstanding:

Warrant Type	Exercise Price	Expiration Date	Original Number Issued	Additional Number Issued	Exercised	Outstanding
June 29, 2006 Warrants	$3.94	June 2011	880,506	—	—	880,506
October 31, 2006 "A" Warrants	$2.36	April 2014	2,134,146	228,780	—	2,362,926
October 31, 2006 "B" Warrants (1)	$1.64	February 2007	1,829,179	—	(653,659)	1,175,520

			4,843,831	228,780	(653,659)	4,418,952

(1)	114,138 “B” warrants were exercised on February 2, 2007, resulting in the issuance of 39,948 additional “A” warrants.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Numerator:
Net loss	$(9,841,703)	$(21,589,609)	$(21,027,352)	$(124,345,268)
Numerator for basic and diluted loss per share — to common stockholders	$(9,841,703)	$(21,589,609)	$(21,027,352)	$(124,345,268)
Denominator for basic and diluted loss per share— weighted-average shares	52,879,832	64,918,540	52,865,626	60,757,656

Basic and diluted loss per share	$(0.19)	$(0.33)	$(0.40)	$(2.05)

For the three and nine months ended January 31, 2007, options to purchase approximately 6.3 million and warrants to purchase approximately 4.8 million shares of common stock, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. In addition, for the three and nine months ended January 31, 2007, senior subordinated notes payable convertible into approximately 6.4 million shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

13) Income Taxes

Income tax benefit for the three and nine months ended January 31, 2007 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The current period income tax benefit results from utilization of operating losses against income from reversal of the deferred tax liability from the Tecstar Automotive Group acquisition (discussed below).

The Company has established a valuation allowance against a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized. There is a deferred tax liability resulting from purchase accounting relating to the Company’s acquisition of Tecstar Automotive Group in March 2005 where the amortization of identifiable assets exceed the carry forward period. The federal deferred tax liability from the Regency business combination in February 2006 was recorded with a corresponding reduction of valuation allowance.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel systems for use in alternative fuel vehicles and hydrogen fuel cell applications. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its hydrogen fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 78.9% and 80.1% of the total Quantum Fuel Systems segment revenue reported for the three-month periods ended January 31, 2006 and 2007 and comprised 73.1% and 79.7% of the total Quantum Fuel Systems segment revenue reported for the nine-month periods ended January 31, 2006 and 2007, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 87.5% and 81.0% of the total Tecstar Automotive Group segment revenue reported for the three-month periods ended January 31, 2006 and 2007 and comprised 90.6% and 74.8% of the total segment revenue reported for the nine-month periods ended January 31, 2006 and 2007, respectively .

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions are reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment (See Note 18). Goodwill associated with the Regency acquisition is reported in the Tecstar Automotive Group business segment. Changes in the carrying values of goodwill for the nine months ended January 31, 2007 are as follows:

	Quantum Fuel Systems	Tecstar Automotive Group	Totals
Balance as of April 30, 2006	$30,400,000	$75,193,765	$105,593,765
Impairment charge related to TAG acquisition	—	(71,718,601)	(71,718,601)
Impairment charge related to Empire acquisition	—	(598,905)	(598,905)

Balance as of January 31, 2007	$30,400,000	$2,876,259	$33,276,259

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at January 31, 2007. The Company’s foreign assets, which are all located in Canada, represented 2.8% and 1.9% of the Company’s consolidated total assets at April 30, 2006 and January 31, 2007, respectively.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2006	2007	2006	2007
Product revenue
Quantum Fuel Systems	$1,514	$765	$5,574	$9,090
Tecstar Automotive Group	30,224	29,440	126,643	93,898

Total	$31,738	$30,205	$132,217	$102,988

Contract revenue
Quantum Fuel Systems	$2,175	$1,496	$7,253	$5,488
Tecstar Automotive Group	2,091	1,332	7,023	3,675

Total	$4,266	$2,828	$14,276	$9,163

Operating Loss
Quantum Fuel Systems	$(3,642)	$(3,025)	$(11,104)	$(9,815)
Tecstar Automotive Group	(3,390)	(7,791)	(1,699)	(95,051)
Corporate Expenses	(2,629)	(3,709)	(7,311)	(11,440)

Total	$(9,661)	$(14,525)	$(20,114)	$(116,306)

Capital Expenditures
Quantum Fuel Systems	$33	$20	$531	$129
Tecstar Automotive Group	1,556	1,317	3,303	5,407
Corporate Expenses	$20	35	187	$138

Total	$1,609	$1,372	$4,021	$5,674

Depreciation and Amortization
Quantum Fuel Systems	$997	$947	$3,064	$3,453
Tecstar Automotive Group	1,090	1,351	3,737	4,136
Corporate Expenses	290	623	1,045	$1,351

Total	$2,377	$2,921	$7,846	$8,940

	April 30, 2006	January 31, 2007

Identifiable Assets
Quantum Fuel Systems	$60,347	$53,082
Tecstar Automotive Group	196,122	112,323
Corporate	25,840	18,493

Total assets	$282,309	$183,898

15) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2006 and January 31, 2007, Amstar had accumulated deficits of $466,603 and $338,172, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2006 and January 31, 2007 for AM General.

AM General advanced $250,000 to Amstar on March 22, 2005, $750,000 on May 16, 2005 and $750,000 on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The advances are payable upon demand and are presented as notes payable on the condensed consolidated balance sheet.

Empire Coach

The former Chief Operating Officer of Empire Coach owns a 49% minority interest position in the accounts of Empire Coach and has not provided or been required to provide any capital contributions to date. As of April 30, 2006 and January 31, 2007, Empire Coach has incurred accumulated deficits of $1,268,512 and $3,779,755, respectively. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the accumulated deficit has been entirely allocated to the Company and there is no balance to be reported as minority interest as of April 30, 2006 and January 31, 2007 for Empire Coach.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $300,000 that consisted of tooling assets under construction of $250,000 and cash of $50,000 and the minority interest provided capital contributions totaling $300,000 that consisted of trade name and dealer network intangibles of $250,000 and cash of $50,000. The minority interest in net losses of UPC amounted to $100,071 from the date of formation to the end of fiscal 2006 and $694,806 for the nine-month period ended January 31, 2007. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, the amount reflected for minority interest on the condensed consolidated balance sheet for UPC decreased from $199,929 as of April 30, 2006 to zero as of January 31, 2007.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. On July 18, 2006 and August 31, 2006, ALP received a total of $264,740 and $27,000 respectively in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% to 76.9% in July and to 77.0% in August. On July 5, 2006, the Company advanced $181,000 to ALP and in the third quarter of fiscal 2007 the Company advanced another $261,320 to ALP in exchange for convertible subordinated notes with interest at 4.0% per annum. The Company has the right, at its option, to convert the whole or any part of the advance into voting shares of ALP at the earlier of December 31, 2007 or an initial public offering of ALP stock.

The net equity of ALP as of April 30, 2006 and January 31, 2007 was positive $416,855 and negative $62,596, respectively. The minority interest position amounted to $268,872 as of April 30, 2006 and as a result of losses applicable to the minority interest that have exceeded its net capital contributions, the amount reflected for minority interest on the condensed consolidated balance sheet for ALP is zero as of January 31, 2007.

Concord Coatings

On September 22, 2005, Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash from the 80% equity interest, LJW Holdings, LTD., and a promissory note from Concord in the principal amount of $1,242,279. The total consideration of $1,865,349 equaled the book value of the net assets sold. The accounts of Concord Coatings were included in the condensed consolidated financial statements subsequent to the September 2005 transaction through the date the business was sold to an unrelated third party effective December 31, 2006. As a result of operating losses since the date of the September 2005 transaction and impairment of assets identified during the fourth quarter of fiscal 2006, Concord Coatings had a deficit equity position as of April 30, 2006. The accumulated deficit above the cash received in connection with the sale of assets in September 2005 had been allocated to Tarxien and as such, there was no balance to be reported as minority interest as of April 30, 2006. The Company has no further ownership interest the business effective with the December 31, 2006 sale of the assets and as such, will not report a minority interest thereafter.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2007	2006	2007
Comprehensive loss, net of tax:
Net loss, as reported	$(9,841,703)	$(21,589,609)	$(21,027,352)	$(124,345,268)
Currency translation adjustments (1)	(180,275)	316,763	(394,288)	242,038

Comprehensive loss, net of tax:	$(10,021,978)	$(21,272,846)	(21,421,640)	$(124,103,230)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

17) Customer Deposit

The Company had deposits on hand from customers totaling approximately $6.2 million and $1.6 million at the end of fiscal 2006 and the third quarter of fiscal 2007, respectively. Included in the deposits at April 30, 2006 is approximately $4.7 million representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. Pursuant to an arrangement with General Motors in August 2006, the overpayments were applied against open receivables related to other similar programs with General Motors, resulting in the elimination of the deposit.

18) Impairment of Goodwill

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or in interim periods if events indicate possible impairment. In connection with the preparation of the second quarter financial results, the Company performed an impairment test which resulted in the Company recording an estimated non-cash charge of $72.3 million for the impairment of goodwill associated with the acquisition of Tecstar Automotive Group and the acquisition of Empire Coach Enterprises, which are included in the Tecstar Automotive Group business segment. This charge was recorded as an operating expense in the condensed consolidated statement of operations.

The goodwill impairment test was performed as of October 31, 2006 and was completed in early March of 2007 with no change required to adjust the estimate recorded during the second quarter. Under FAS 142, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting units was compared with their respective carrying values (including goodwill). The fair value of certain reporting units using a discounted cash flow approach was determined to be less than their carrying values, which indicated that a goodwill impairment existed. As a result, the Company then performed step two of the impairment test. In step two, the implied fair value of goodwill was calculated and then compared to the carrying amount of that goodwill. Since the goodwill carrying amount exceeded the implied fair value, an impairment loss was recognized equal to that excess. The implied goodwill amount was determined by allocating the fair value of the Company to all of the assets and liabilities as if the Company had been acquired in a business combination as of the date of the impairment test. In the step two test, fair value was allocated to tangible net assets and to both recognized and unrecognized intangible assets as of the test date. Factors or indicators that led to the goodwill impairment testing as of October 31, 2006 included the following:

•

A new OEM customer communicated to the Company the cancellation of a second-stage production program in the Company’s Tecstar Automotive Group business segment that was anticipated to begin production in the fourth quarter of fiscal 2007;

•	the expected benefits of the Company’s acquisition of Tecstar Automotive Group had not yet been realized to the extent and within the timeframe initially anticipated due to sustained operating losses;

•	a sustained decrease in the Company’s market capitalization during the latter stages of the second quarter of fiscal 2007 below the carrying value of the Company’s net equity;

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

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•

As discussed in the section entitled “Liquidity and Capital Resources,” we recently secured a new credit facility with an asset-based lender and although the new credit facility will provide a significant source of available funds for our short-term operating needs, we anticipate that we will require additional financing to fund future operating activities beginning in the second quarter of fiscal 2008. Management anticipates issuing stock in private or public offerings or issuing additional debt. Management may also sell certain subsidiaries or other long-lived assets to provide for our liquidity needs over the next year. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows and we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise doubts about our ability to continue as a going concern;

•	we have a history of operating losses and negative cash flow that may continue into the foreseeable future without growth in the hydrogen economy and growth in our Tecstar Automotive Group business;

•	our future operating results may fluctuate, which could result in a lower price for our common stock;

•	the market price and trading volume of our common stock may be volatile and future sales of substantial amounts of our common stock could affect its market price;

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

Other Risks Related to our Business:

•

We incurred a goodwill impairment charge in the second quarter of fiscal 2007 primarily related to the acquisition of Tecstar Automotive Group as we have not realized the expected benefits to the extent and within the timeframe initially anticipated. If this unfavorable trend continues in our Tecstar Automotive Group operations it could lead to further impairment of goodwill and other specifically identified intangibles associated with the Tecstar Automotive Group acquisition;

•

we expect our acquisition of Regency Conversions, Inc. (“Regency”) to result in benefits to the combined company, but we may not realize those benefits due to industry and market trends, which could lead to impairment of intangible assets and impairment of goodwill associated with the Regency acquisition;

•

our financial results could suffer if the goodwill and other intangible assets acquired in our acquisitions of Tecstar Automotive Group and Regency become further impaired, or as a result of costs associated with the acquisitions;

•	General Motors is our largest customer and our business and working capital depends to a great extent on General Motors;

•	General Motors and other OEMs continue to put significant pressures on its suppliers to reduce costs;

•	our revenue is highly concentrated among a small number of customers;

•

our Quantum Fuel Systems segment depends on the growth of the hydrogen economy and the fuel cell market, which in turn is dependent on government regulations, hydrogen availability, consumer adoption of our technologies, and refueling technology advancements;

•

the operations of our Tecstar Automotive Group segment primarily focuses on SUV and pick up truck vehicles which are dependent on the automotive and specialty vehicle markets in the United States. These markets are influenced by and our sales may be negatively impacted by a number of factors including the level of disposable consumer income, OEM plant shutdowns, model year changeovers, atypical weather for any sales region, interest rates, gasoline prices, and OEM programs affecting price and supply;

•	we could become subject to stockholder litigation associated with our merger with Tecstar Automotive Group and our restatement of our financial statements;

•	the cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our Tecstar Automotive Group business;

•	we may never be able to introduce commercially viable hydrogen and hybrid products and systems;

•	a mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated;

•	our Quantum Fuel Systems segment depends upon General Motors’ and other OEMs’ commitment to the commercialization of fuel cell vehicles;

•	evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations;

•	higher gasoline prices, higher interest rates and/or decreases in the level of disposable consumer income could adversely affect the demand for the products of our Tecstar Automotive Group business;

•	the market for fuel cell vehicles, hybrids and other alternative fuel vehicles may be sensitive to general economic conditions or consumer preferences;

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

•	we may not meet our product development and commercialization milestones;

•	our business could suffer if we fail to attract and maintain key personnel;

•	we may be affected by skilled labor shortages and labor disputes at OEM facilities;

•	we may be subject to warranty claims, and our provision for warranty costs may not be sufficient;

•	ur business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention;

•	our insurance may not be sufficient;

•	our business may become subject to future product certification regulations, which may impair our ability to market our products;

•	failure to comply with OEM vehicle requirements, safety standards and applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations;

•	new technologies could render our existing products obsolete;

•	changes in environmental policies could hurt the market for our products;

•	the development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion;

•	users of gaseous alternative fueled or fuel cell powered vehicles may not be able to obtain fuel conveniently and affordably, which may adversely affect the demand for our products;

•	if we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud;

•	we may be unable to remedy our material weakness on internal control over financial reporting in a timely manner;

•	past acquisitions and any future acquisitions or transactions may not be successful;

•	our recent acquisitions and any future acquisitions could harm our operating results and share price;

•	the disposition of businesses that do not fit with our evolving strategy can be highly uncertain in regards to timing and costs involved to effectuate the sale or closure;

•	provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult;

•	our financial results can be impacted by our ability to estimate engineering and material costs associated with development programs;

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

The acquisition of Tecstar Automotive Group expands Quantum’s OEM ‘one-stop-shop’ capability with expanded resources in terms of vehicle system design, powertrain engineering, systems integration, validation, and second stage manufacturing and assembly for all future fuel cell, hybrid and alternative fuel vehicle programs. Our expanded OEM capabilities facilitate our participation in early stage development, production and second stage assembly of fuel systems and performance packages for fuel cell, hybrid and alternative fuel vehicles. Through the integration of the two companies, we are starting to use Tecstar Automotive Group’s second stage assembly capabilities in several of Quantum Fuel System’s programs involving powertrain engineering, systems integration and assembly.

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

The Tecstar Automotive Group acquisition has allowed us to strengthen our customer relationships as well as to build new OEM relationships within the combined business as a result of a heightened profile as a leader in the specialty vehicle design and assembly industry coupled with our technology in the hydrogen vehicle industry.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments, and evaluates performance based on profit or loss from operations before interest and income taxes.

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These fuel cell and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using fuel cells, hybrid systems or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems and battery control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

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

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). The first shipment of these hydrogen hybrid vehicles were put in service in Norway beginning in 2006 as part of the HyNor program. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

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

During the third quarter, we announced that we are supplying Ford Motor Company hydrogen fuel injectors for its hydrogen internal combustion engine powered shuttle bus program, including the three vehicles delivered December 7th to Parliament Hill in Ottawa, Canada for a unique pilot project that will test the vehicles in real-life conditions.

Our Quantum Fuel Systems segment revenues and cash flows are dependent on the advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hydrogen, fuel cell and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements, and consumer adoption of alternative fuel and hydrogen technologies on a commercial scale.

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

Our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors was completed in November 2006. We anticipate that future programs for CNG applications will be in international markets, specifically Europe and China. We are currently in discussions with numerous China-based automotive OEMS and other parties in Europe to modify existing components and systems to meet specific vehicle applications for those markets.

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

On March 24, 2006, we obtained a 35.5% stake (reduced to 23.1% as of July 18, 2006 and 23.0% as of August 31, 2006) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (“ALP”), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack.

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

Most of our second stage assembly programs with General Motors expired in April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and are not anticipated to include our specialty equipment products on significant platforms until the 2008 or future model years. Certain other second stage assembly programs that have continued into fiscal 2007 include a sport utility vehicle platform and a pick-up truck platform along with related accessory and service parts. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006 and a mid-sized truck platform that started production in December 2006. We are in discussions with General Motors on targeted second stage vehicle platforms, vehicles and accessory parts programs, and introductory timing. Any discontinuance of a specialty vehicle program or an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

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

In September 2005, we acquired a 51% interest in Empire Coach Enterprises, LLC (“Empire Coach”), a second stage limousine manufacturer. On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continues in possession of its property and will operate and manage the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act.

The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets. In August 2005 and January 2007, we were contracted by Force Protection Industries to assist in second stage assembly programs for special military vehicle assembly.

In September 2005, we sold substantially all the assets of our production paint facility, Tarxien Automotive Products Ltd., to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $250,000 in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1,500,000 revolving credit facility with Comerica Bank. Concord Coatings, Inc. was accounted for as a variable interest entity as defined by FIN 46R and consolidated in our financial statements due to the fact Concord Coatings, Inc. required additional subordinated financial support from us through the date of disposal on December 31, 2006. During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with Comerica Bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from Comerica Bank. Tecstar Automotive Group’s purchase of the loan allowed us to have a lead secured position over the remaining Concord Coatings assets in connection with the sale of the entire operations completed on December 31, 2006 to an unrelated third party. Total consideration received by Tecstar Automotive Group on the sale of the operations amounted to $215,000. The disposal of Concord Coatings assets and liabilities resulted in a potential gain of $901,000, of which $341,000 was recognized through January 31, 2007 and is included as a reduction of selling, general and administrative expenses.

In November 2006, a new OEM customer for the Tecstar Automotive Group, who had previously signed a letter of intent with us to produce a special edition pick-up truck, formally notified us that the program had been cancelled by the OEM’s management. We are currently in discussions with the OEM to come to a mutually agreed upon settlement for Tecstar Automotive Group’s development work on the special edition pick-up truck. We expect the settlement to approximate our development costs incurred.

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

For the third quarters of fiscal 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 87% and 65%, respectively, of our total revenue for these periods. For the first nine months of 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors represented 89% and 58%, respectively, of our total revenue for these periods.

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

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for hydrogen fuel cell and alternative fuel applications.

General Motors Relationship

Our strategic alliance with General Motors became effective upon our spin-off from IMPCO. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors will co-develop technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 6.8% as of January 31, 2007) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, the Company anticipates that this commitment will be waived or partially waived in the future. During the first nine months of fiscal 2007, we spent approximately $0.6 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

•

We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. During the second quarter of fiscal 2007, certain indicators of impairment led us to perform an impairment test of our goodwill and other intangible assets. Based upon the results of this initial test, we determined that an impairment of our goodwill existed. The amount of the impairment to be recorded was based upon an estimate recorded in the second quarter based on a second test that calculated the difference between the fair value of the goodwill and its carrying value. This second test was finalized in the third quarter and did not change the estimate previously recorded. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record additional impairment charges. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•

We evaluate whether modifications to existing debt instruments result in substantial changes as defined by EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Significant management judgment is required and we use the assistance of independent valuation consultants to assist in these determinations and to estimate the fair value of the original and amended debt instruments as part of our evaluation. Different judgments could yield different results. If we determine that a substantial change has occurred with respect to the modifications, we treat the transaction as an extinguishment of the original debt and recognize a gain or loss on the debt retirement.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At January 31, 2007, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Effective for the first quarter of fiscal 2007, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R. For the first nine months of fiscal 2007, we granted 1,582,000 in stock options and did not modify any previously issued awards. We recorded total compensation charges of $1.0 million and $3.1 million related to the unvested portion of stock option grants for the third quarter and first nine months of fiscal 2007, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we adopted these provisions as of the beginning of our current fiscal year effective May 1, 2006. No significant changes resulted in our accounting for inventory from the adoption of SFAS 151 in the first nine months of fiscal 2007.

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

Results of Operations

Three and nine months ended January 31, 2006 and 2007

Net revenues and operating loss for our business segments for the three and nine months ended January 31, 2006 and 2007 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2006	2007	2006	2007
Product revenue
Quantum Fuel Systems	$1,514	$765	$5,574	$9,090
Tecstar Automotive Group	30,224	29,440	126,643	93,898

Total	$31,738	$30,205	$132,217	$102,988

Contract revenue
Quantum Fuel Systems	$2,175	$1,496	$7,253	$5,488
Tecstar Automotive Group	2,091	1,332	7,023	3,675

Total	$4,266	$2,828	$14,276	$9,163

Operating Loss
Quantum Fuel Systems	$(3,642)	$(3,025)	$(11,104)	$(9,815)
Tecstar Automotive Group	(3,390)	(7,791)	(1,699)	(95,051)
Corporate Expenses	(2,629)	(3,709)	(7,311)	(11,440)

Total	$(9,661)	$(14,525)	$(20,114)	$(116,306)

Overall revenue decreased $3.0 million from $36.0 million in the third quarter of fiscal 2006 to $33.0 million in the third quarter of fiscal 2007 and decreased $34.3 million from $146.5 million in the first nine months of fiscal 2006 to $112.2 million in the first nine months of fiscal 2007. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $32.7 million in the first nine months of fiscal 2007 as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006.

Overall operating loss increased $4.8 million, from $9.7 million in the third quarter of fiscal 2006 to $14.5 million in the third quarter of fiscal 2007 and increased $96.2 million from $20.1 million in the first nine months of fiscal 2006 to $116.3 million in the first nine months of fiscal 2007 primarily due to impairment charges of $72.3 million in the second quarter of fiscal 2007 for the estimated impairment of goodwill related to our acquisition of Tecstar Automotive Group and to our acquisition of Empire Coach. The higher overall operating loss in the third quarter and first nine months of fiscal 2007 is also due to increases in operating losses in our Tecstar Automotive Group of $4.4 million and $21.0 million (excluding goodwill impairment), respectively, resulting from the decline in second stage product revenues and increased selling, general and administrative expenses as a result of the Regency acquisition. Additionally, our Corporate segment had a $1.1 million and $4.1 million increase in expenses for the third quarter and the first nine months of fiscal 2007, respectively, as a result of expanded support to administer a larger base of subsidiaries of the overall operations in fiscal 2007 as compared to fiscal 2006 and higher compensation charges as a result of the adoption of SFAS 123R at the beginning of fiscal 2007.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $0.7 million, or 47%, from $1.5 million in the third quarter of fiscal 2006 to $0.8 million in the third quarter of fiscal 2007 and increased $3.5 million, or 63%, from $5.6 million in the first nine months of fiscal 2006 to $9.1 million in the first nine months of fiscal 2007. Product sales during fiscal 2007 primarily consist of orders associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to compressed natural gas fuel systems decreased $0.7 million, or 47%, from $1.5 million in the third quarter of fiscal 2006 to $0.8 million in the third quarter of fiscal 2007. The decrease in the third quarter of fiscal 2007 is mainly due to the end of the General Motors’ pick-up truck program. We expect compressed natural gas product sales to decline significantly during the fourth quarter of fiscal 2007 in connection with the expiration of the current natural gas vehicle program with General Motors. Overall, we expect Quantum Fuel Systems revenues in fiscal 2007 to be lower than fiscal 2006.

Cost of product sales for the Quantum Fuel Systems segment decreased $1.2 million, or 71%, from $1.7 million in the third quarter of fiscal 2006 to $0.5 million in the third quarter of fiscal 2007 and increased $1.8 million, or 28%, from $6.5 million in the first nine months of fiscal 2006 to $8.3 million in the first nine months of fiscal 2007. The decrease in the third quarter of fiscal 2007 is mainly due to the lower overall sales volume in the segment and reductions in variable overhead costs.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.5 million from a negative $0.2 million in the third quarter of fiscal 2006 to a positive $0.3 million in the third quarter of fiscal 2007 and increased $1.7 million from a negative $0.9 million in the first nine months of fiscal 2006 to a positive $0.8 million in the first nine months of fiscal 2007. The increase in the first nine months of fiscal 2007 is mainly attributable to the increased sales volume and reductions in variable overhead costs in the first nine months of fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment decreased $0.7 million, or 32%, from $2.2 million in the third quarter of fiscal 2006 to $1.5 million in the third quarter of fiscal 2007 and decreased $1.8 million, or 25%, from $7.3 million in the first nine months of fiscal 2006 to $5.5 million in the first nine months of fiscal 2007. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

Research and development expense associated with development contracts decreased $0.3 million, or 16%, from $1.9 million in the third quarter of fiscal 2006 to $1.6 million in the third quarter of fiscal 2007 and decreased $1.3 million, or 19%, from $6.7 million in the first nine months of fiscal 2006 to $5.4 million in the first nine months of fiscal 2007. Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.5 million, or 23%, from $2.2 million in the third quarter of fiscal 2006 to $1.7 million in the third quarter of fiscal 2007 and decreased by $0.5 million, or 8%, from $6.3 million in the first nine months of fiscal 2006 to $5.8 million in the first nine months of fiscal 2007.

Selling, general and administrative expenses for the Quantum Fuel Systems segment remained the same in the third quarter of fiscal 2006 to the third quarter of fiscal 2007 at $1.1 million and increased $0.3 million, or 9%, from $3.3 million in the first nine months of fiscal 2006 to $3.6 million in the first nine months of fiscal 2007. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 29% for the third quarter of fiscal 2007 compared to 19% for the third quarter of fiscal 2006 and increased for the first nine months of fiscal 2007 from 17% in fiscal 2006 to 18% in fiscal 2007.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the third quarter of fiscal year 2007 was the same as in the third quarter of fiscal 2006 and amounted to $0.4 million. The expense in the first nine months of fiscal 2007 increased $0.1 million as compared to the first nine months of fiscal 2006 and amounted to $1.3 million.

Operating loss for the Quantum Fuel Systems segment in the third quarter of fiscal 2007 was $3.0 million, a decrease of $0.6 million, from the third quarter of fiscal 2006 loss of $3.6 million. The first nine months of fiscal 2007 operating losses were $9.8 million, a decrease of $1.3 million, from $11.1 million in the first nine months of fiscal 2006. We expect the Quantum Fuel Systems segment to incur continued operating losses in the fourth quarter of fiscal 2007.

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

Overall revenues for the Tecstar Automotive Group of $30.8 million for the third quarter of fiscal 2007 decreased $1.5 million or 5% from the third quarter of fiscal 2006 revenues of $32.3 million. This decrease is mainly due to declines in product revenues as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006 that were nearly offset by $6.5 million in additional revenues generated by our Regency operations in the third quarter of fiscal 2007. Overall revenues for the first nine months of fiscal 2006 totaled $133.7 million compared to $97.6 million for the first nine months of 2007.

Product sales for the Tecstar Automotive Group decreased $0.8 million, or 3%, from $30.2 million in the third quarter of fiscal 2006 to $29.4 million in the third quarter of fiscal 2007. Product sales decreased $32.7 million, or 26% from $126.6 million in the first nine months of fiscal 2006 to $93.9 million in the first nine months of fiscal 2007. Product sales include second stage assembly revenues that are associated with second stage automotive manufacturing facilities located in Louisiana, Missouri, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Second stage assembly revenues decreased $4.0 million, or 24%, from $16.5 million in the third quarter of fiscal 2006 to $12.5 million in the third quarter of 2007 due to the expiration of programs noted above. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $12.6 million and $14.5 million for the third quarters of fiscal 2006 and 2007, respectively. Other revenues totaled $1.1 million and $2.4 million for the third quarters of fiscal 2006 and 2007, respectively. We expect overall product sales in the fourth quarter of fiscal 2007 to be comparable to product sales in the third quarter of fiscal 2007.

Cost of product sales for the Tecstar Automotive Group increased $1.8 million, or 6%, from $29.2 million in the third quarter of fiscal 2006 to $31.0 million in the third quarter of fiscal 2007. Cost of product sales was $116.5 million and $96.7 million in the first nine months of fiscal 2006 and 2007, respectively. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $1.0 million and $10.1 million of sales for the three-month and nine-month periods ended January 31, 2006 as compared to gross loss of $1.6 and $2.8 million for the three-month and nine-month period ended January 31, 2007. The decrease is primarily due to the lower volumes of second-stage activities in the first nine months of fiscal 2007 and product mix.

Contract revenue for the Tecstar Automotive Group decreased $0.8 million, or 38%, from $2.1 million in the third quarter of 2006 to $1.3 million in the third quarter of 2007. There was also a decrease of $3.3 million, or 47%, from $7.0 million in the first nine months of fiscal 2006 compared to $3.7 million in the first nine months of fiscal 2007. This decrease is primarily related to revenues recognized in fiscal 2006 for work performed on the Force Protection program. Revenue is associated with design and engineering services for concept vehicles. Research and development expense associated with cost of contract revenue decreased $0.8 million, or 36%, from $2.2 million in the third quarter of fiscal 2006 to $1.4 million in the third quarter of fiscal 2007. There was also a decrease in research and development expense associated with cost of contract revenue of $2.2 million, or 37%, from $6.0 million in the first nine months of fiscal 2006 to $3.8 million in the first nine months of fiscal 2007.

Selling, general and administrative expenses for the Tecstar Automotive Group were $5.5 million and $17.8 million for the three-month and nine-month periods, respectively, ended January 31, 2007 compared to $4.0 million and $11.1 million for the three-month and nine-month periods, respectively, ended January 31, 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The increase in the current year is mainly due to the expanded activities related to the operations of Regency and Unique Performance that were not included in the third quarter of the prior fiscal year. Selling, general and administrative expenses attributable to these two entities were $1.7 million and $4.9 million for the three and nine months ended January 31, 2007, respectively. Selling, general and administrative expenses for the Tecstar Automotive Group also includes $0.1 million and $0.4 million, for the three and nine months of fiscal 2007, of share-based compensation expense related to unvested options previously granted that are required to be expensed beginning in fiscal 2007.

Amortization of intangibles was $0.3 million and $0.7 million in the third quarters of fiscal 2006 and 2007, respectively, and $1.7 million and $2.1 million in the first nine months of fiscal 2006 and 2007, respectively. This primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts.

Operating loss for the Tecstar Automotive Group segment was $7.8 million and $95.1 million for the three and nine month periods for fiscal 2007, compared to a loss of $3.4 million and $1.7 million for the three and nine month periods of fiscal 2006, respectively. We expect our Tecstar Automotive Group segment to continue incurring losses during the fourth quarter of fiscal 2007; however, we anticipate those losses will be less than the trend over the first nine months of fiscal 2007 as a result of cost reduction initiatives implemented during the third quarter and additional reductions targeted in the fourth quarter. Additionally, we expect these initiatives to favorably impact this segments performance in fiscal 2008.

Corporate

Corporate expenses increased by $1.1 million, or 42%, from $2.6 million in the third quarter of fiscal 2006 to $3.7 million in the third quarter of fiscal 2007 and increased $4.1 million, or 56% from $7.3 million in the first nine months of fiscal 2006 to $11.4 million in the first nine months of fiscal 2007. Increases in the first nine months of fiscal 2007 compared to fiscal 2006 were due in part to share-based compensation expense of $2.2 million resulting from the new accounting change for unvested options effective beginning in fiscal 2007, increased audit related fees and services of $0.6 million and $0.2 million for investor relation expenses. Expansion of corporate activities related to subsidiaries added over the past year has contributed to the increased level of costs incurred in fiscal 2007. Corporate expenses as a percentage of total revenues increased to 10% for the first nine months of fiscal 2007 as compared to 5% for the first nine months of fiscal 2006.

Non-Reporting Segment Results

Interest Income and Expense. Interest income decreased $0.2 million, from $0.8 million in the first nine months of fiscal 2006 to $0.6 million in the first nine months of fiscal 2007. Interest expense amounted to $3.7 million in the first nine months of fiscal 2007 as compared to $1.9 million in the first nine months of fiscal 2006. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006. The increase in interest expense is attributable to higher prime interest rates and higher levels of borrowing under the credit facility with Comerica Bank as compared to the first nine months of the previous fiscal year. All credit facilities with Comerica Bank were repaid and terminated during the third quarter of fiscal 2007. We expect interest expense to increase in the fourth quarter due to the higher interest rates on the new credit facility and anticipated higher levels of amounts borrowed.

Extinguishment of Debt. On January 31, 2007, we secured a $30.6 million credit facility with an asset-based lender affiliated with the senior subordinated convertible note holders. In connection with the new credit facility, we agreed to amend the convertible notes and we guaranteed all of Tectar Automotive Group’s obligations under the convertible notes (see Liquidity and Capital Resources below). As a result of the substantial changes to the original convertible notes and the execution of the guaranty, there is an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The replacement of the original debt instrument with the new debt instrument resulted in a one-time charge of $6.3 million in connection with the amendment of the convertible notes for the three and nine months ended January 31, 2007.

Income Taxes. During the three and nine month periods ended January 31, 2007, we realized a tax benefit of approximately $0.1 million and $0.4 million primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets over the next twelve months.

Liquidity and Capital Resources

Net cash used in operating activities for the first nine months of fiscal 2007 was $22.4 million as compared to a cash use of $30.6 million during the first nine months of fiscal 2006. The cash used during the first nine months of fiscal 2007 is primarily due to a net loss of $34.5 million before the non-cash effects of goodwill impairments, depreciation and amortization, loss on extinguishment of debt, stock compensation charges, and other items. The loss from operations was offset by favorable changes in levels of operating assets and liabilities of $12.1 million, primarily related to a decrease in levels of accounts receivable that resulted from non-recurring collections related to programs with General Motors in the first quarter of fiscal 2007. Net cash used in operations declined to $10.4 million during the third quarter of fiscal 2007 as compared to $12.9 million in the second quarter. We expect levels of cash used during the third quarter to continue through the fourth quarter of fiscal 2007, exclusive of any one-time cash requirements that may be required in connection with anticipated cost reduction initiatives.

Net cash provided by investing activities during the first nine months of fiscal 2007 was $8.3 million as compared to net cash provided of $12.5 million during the first nine months of fiscal 2006. The net cash provided in the current fiscal year mainly results from a net reduction of marketable securities of $14.0 million as offset by purchases of property and equipment of $5.7 million. The decline of marketable securities primarily resulted from a sale of our remaining portfolio of marketable securities in December 2006 that netted cash proceeds of $15.0 million that were used to reduce outstanding borrowings under credit facilities with Comerica Bank. Purchases of property and equipment were mainly related to the development of tooling for new aftermarket programs.

Net cash provided by financing activities during the first nine months of fiscal 2007 was $17.9 million as compared to $17.9 million during the first nine months of fiscal 2006. Cash provided during the first nine months of fiscal 2007 was principally from the sales of our common stock and from borrowings under a new credit facility. We sold 4.4 million and 6.0 million shares of our stock to investors in private placements during the months of June and October 2006 that provided $12.5 million and $10.0 million in gross proceeds, respectively. Transaction fees related to the stock sales amounted to $1.6 million in the aggregate. During the third quarter, certain investors exercised warrants issued in connection with the October private placement that provided cash proceeds of $1.1 million. In December 2006, we used $15.0 million of the net proceeds from the sale of our marketable securities to reduce the outstanding borrowings under credit facilities with Comerica Bank. In January 2007, we secured a new $30.6 million credit facility with an asset based lender. We borrowed $20.6 million in connection with the new credit facility and used $9.6 million of the funds to repay the remaining outstanding borrowings and accrued interest under the credit facilities with Comerica Bank. The facilities with Comerica Bank terminated in connection with the repayment.

The ratio of current assets to current liabilities was 1.6:1 at January 31, 2007 versus 1.5:1 at April 30, 2006. During the first nine months of fiscal 2007, our total working capital decreased by $0.5 million, from $26.4 million at April 30, 2006 to $25.9 million at January 31, 2007.

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

Our principal sources of liquidity as of January 31, 2007 included cash and cash equivalents of $12.7 million, restricted cash equivalents of $1.0 million, and a new revolving line of credit with an asset-based lender which provides for a maximum availability totaling $20.6 million. Advances outstanding under the revolving line of credit totaled $10.6 million at January 31, 2007. The restricted cash equivalents and marketable securities consist $1.0 million collateralized for the benefit of General Motor’s Acceptance Corporation (“GMAC”) in connection with financing of vehicle chassis for Regency’s operations.

On January 31, 2007, we entered into a $30.6 million Credit Agreement (“Credit Agreement”) with an asset-based lender affiliated with the $15.0 million senior subordinated convertible note holders (“Convertible Notes”). The Credit Agreement provides for a $20.6 million revolving line of credit (“Revolver”) and a $10.0 million term loan (“Term Loan”). The maturity date for the Revolver and Term Loan is January 31, 2010. The maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at January 31, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. Our obligations under the Credit Agreement are guaranteed by all of our domestic subsidiaries with the exception of Empire Coach Enterprises, LLC and Amstar, LLC and are secured by substantially all of our assets and the assets of our subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement, amounting to $1.6 million and reflected as deferred loan fees on the condensed consolidated balance sheet at January 31, 2007, are being amortized against interest expense over the three year life of the Credit Agreement.

As of January 31, 2007, we had an eligible borrowing base of $17.7 million on the Revolver of which $7.1 million was available for additional borrowings.

The Credit Agreement contains a financial covenant that requires us to report in our 10-Q for the first quarter of fiscal 2008 that our consolidated revenues for such period were equal to or greater than 90% of our $50.1 million in revenue projections provided to the lender for that time period. If we fail to satisfy the financial covenant, we are obligated to raise at least $5.0 million of additional equity within sixty days following the date we file our 10-Q for the first quarter of fiscal 2008, unless we have raised equity in an amount equal to or in excess of $5.0 million since January 31, 2007. The Credit Agreement also contains reporting requirements, representations and warranties, and negative and affirmative covenants customary for a transaction of this nature.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group, Inc. entered into an amendment to the Convertible Notes. The Convertible Notes were originally dated July 12, 2004 and assumed by us in connection with our acquisition of the Tecstar Automotive Group in March 2005. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% payment-in-kind was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%), (iv) the senior debt limitation covenant was increased from $30.0 million to $35.0 million, (v) the aggregate senior and subordinate debt limitation covenant was increased from $45.0 million to $60.0 million, (vi) the conversion price was reset from $5.77 to

$2.36 per share, (vii) an anti-dilution provision was added which results in the conversion price being reset to the level of the issue price of shares issued if issued for less than $1.50 per share, and (viii) the holders of the Convertible Notes cannot convert prior to November 24, 2007.

Also in connection with the Credit Agreement and the amendment to the Convertible Notes, Quantum guaranteed all of Tectar Automotive Group’s obligations under the Convertible Notes and the holders of the Convertible Notes were granted a security interest in substantially all of the assets of the Tecstar Automotive Group.

We are in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes. We anticipate that we will remain in compliance with the financial covenant or be able to meet the obligation to raise the required level of equity within the time period outlined in the financial covenant during fiscal 2008.

During the first nine months of fiscal 2007, we reduced workforce levels and implemented certain other cost saving initiatives. We intend to continue its efforts to implement a cost reduction program that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. Despite the cost saving initiatives already implemented and those we expect to implement in the fourth quarter of fiscal 2007 and in addition to securing a new $30.6 million credit facility, we believe that based on current projections and forecasts that we do not have sufficient liquidity to fund our short-term cash needs. Accordingly, we anticipate that we will require additional equity or debt financing beginning in the second quarter of fiscal 2008 to fund our future operating activities. We anticipate that we will require approximately $10 to $15 million in additional equity or debt financing to fund our operating activities over the next twelve months above our principal sources of liquidity at January 31, 2007. Our actual financing requirements could be higher. We may also sell certain subsidiaries or other long-lived assets to provide for our liquidity needs over the next year. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows; however, the continued implementation of our cost reduction program will help to mitigate this risk. Although we believe that our short-term cash requirements can be adequately sourced, we cannot assure the reader that such additional sources of financing will be available on acceptable terms, if at all. An inability by us to raise sufficient capital to fund our operations would have a material adverse affect on us and would raise doubts about our ability to continue as a going concern. We have also agreed that, subject to limited exceptions, we will not issue any stock in a private placement transaction without the prior written consent of General Motors. As of January 31, 2007, we had no material commitments for capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, we are at risk due to the variable nature of our $30.6 million in credit facilities with an asset-based lender. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $306,000, assuming the maximum amount was outstanding on the credit facilities during an entire year.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction losses aggregated approximately $0.5 million for the first nine months of fiscal 2007.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $0.9 million for the first nine months of fiscal 2007. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006 and $15.9 million at January 31, 2007. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

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

Status of Management’s Remedial Action

At April 30, 2006 we reported that we had a material weakness as a result of not having the internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. We have made progress on remediating this material weakness and have developed a remediation plan that involves a restructure and enhancement of our internal accounting resources and functions that we believe will resolve the material weakness. We began implementing this plan during the second quarter of fiscal 2007 and anticipate completing this plan in the fourth quarter of fiscal 2007. We believe the full implementation of this plan will make the design and operation of our internal controls over financial reporting effective.

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

The following risk related to liquidity and capital resources could cause actual results, and actual events that occur, to differ materially from those contemplated by forward-looking statements contained in this report:

As discussed in the section entitled “Liquidity and Capital Resources,” we recently secured a new credit facility with an asset-based lender and although the new credit facility will provide a significant source of available funds for our short-term operating needs, we anticipate that we will require additional equity or debt financing to fund future operating activities beginning in the second quarter of fiscal 2008. Management anticipates issuing stock in private or public offerings. Management may also sell certain subsidiaries or other long-lived assets to provide for our liquidity needs over the next year. Our ability to secure additional financing in this time period may be difficult due to our history of operating losses and negative cash flows and we cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. An inability to raise sufficient capital to fund our operations would have a material adverse affect on our business and would raise doubts about our ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s current report on Form 8-K filed October 31, 2006, the Company completed a private placement of its common stock on October 27, 2006, which included the issuance of “A” and “B” warrants to the accredited investors who participated in the private placement. On December 11, 2006, the Company issued 45,732 shares of common stock upon the exercise of “B” warrants for total consideration of $75,000. On January 18, 2007, the Company issued 290,000 shares of common stock upon the exercise of “B” warrants for total consideration of $475,600. On January 25, 2007, the Company issued 180,732 shares of common stock upon the exercise of “B” warrants for total consideration of $296,400. On January 30, 2007, the Company issued 137,195 shares of common stock upon the exercise of “B” warrants for total consideration of $225,000. On February 2, 2007, the Company issued 114,138 shares of common stock upon the exercise of “B” warrants for total consideration of $187,186. In conjunction with the warrant exercises described above, and pursuant to the Securities Purchase Agreement governing the October 2006 private placement, the Company issued an aggregate of 268,728 additional “A” warrants to the persons exercising the “B” warrants (35 “A” warrants for every 100 “B” warrants exercised). Subject to anti-dilution and adjustment provisions, the “A” warrants are exercisable at a price of $2.36 per share. The “A” warrants may be exercised no earlier than April 30, 2007, and expire on April 30, 2014.

Each transaction reported was with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as not involving a public offering. Each transaction was made without general solicitation or advertising and was not underwritten. Each security certificate bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred, or assigned in the absence of an effective registration statement or an opinion of the Company’s counsel that registration is not required under the Securities Act of 1933.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2007

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer
[Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Form 10-Q For Period Ended January 31, 2007.

10.1	Forbearance Agreement, dated December 15, 2006, between Registrant, each of its subsidiaries and Comerica Bank. (Incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed on December 18, 2006).

10.2	Guaranty, dated December 15, 2006, executed by Tecstar Automotive Group in favor of Comerica Bank (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q filed on December 18, 2006).

10.3	Credit Agreement, dated January 31, 2007, between Registrant and WB QT, LLC, as agent. (Incorporated herein by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on February 6, 2007).

10.4	Term Note, dated January 31, 2007, issued by Registrant to WB QT, LLC.

10.5	Revolving Credit Note, dated January 31, 2007, issued by Registrant to WB QT, LLC.

10.6	Guaranty, dated January 31, 2007, executed by Registrant in favor of WB QT, LLC.

10.7	Security Agreement, dated January 31, 2007, between Registrant and its subsidiaries and WB QT, LLC.

10.8	Pledge Agreement, dated January 31, 2007, between Registrant and certain of its subsidiaries and WB QT, LLC.

10.9	Mortgage, dated January 31, 2007, granted by Wheel to Wheel, LLC to and in favor of WB QT, LLC.

10.10	Amendment to Subordinated Convertible Promissory Note Purchase Agreement, dated January 31, 2007, between Tecstar Automotive Group, Inc. and the investors named therein.

10.11	Amended and Restated Subordinated Convertible Promissory Note, dated January 31, 2007, issued by Tecstar Automotive Group, Inc. to the investors identified therein.

10.12	Guaranty, dated January 31, 2007, executed by the Registrant with respect to Tecstar Automotive Group Inc.’s obligations under the Subordinated Convertible Notes.

10.13	Security Agreement, dated January 31, 2007, executed by Tecstar Automotive Group, Inc.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.