Form 10-K
period 2007-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2007-07-17
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2006 was approximately $102.4 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of July 2, 2007: 77,552,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant’s fiscal 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of April 30, 2006 are incorporated by reference into Part III of this Report.

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

The risks and other factors identified in this annual report under the heading “Risk Factors,” could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements. All forward-looking statements contained in this annual report are made only as of the date hereof. We are under no obligation—and we expressly disclaim any such obligation—to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

PART I

Item 1.	Business.

Overview

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (OEMs) and OEM dealer networks. We are uniquely positioned to integrate advanced fuel system, electric drive and battery control system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration. We also design, engineer and manufacture hybrid and fuel cell vehicles.

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

Background

We were incorporated in Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO).

On July 23, 2002, IMPCO distributed the stock of Quantum to stockholders of IMPCO (the “Distribution”) based on a distribution ratio of one share of Quantum’s common stock for every share of IMPCO common stock outstanding on the record date. Immediately following the completion of our spin-off from IMPCO, our strategic alliance with General Motors became effective. As of July 2, 2007, General Motors has a 5.8% equity position in our company.

On March 3, 2005, we acquired all of the outstanding shares of stock of Tecstar Automotive Group in a merger transaction accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” In connection with the transaction, each share of Tecstar Automotive Group common stock that was outstanding at the effective time of the merger was converted into the right to receive 2.341 shares of Quantum common stock. Total consideration for the transaction was $145.9 million which included the issuance of approximately 21.0 million Quantum shares and cash payments of $10.5 million related to Tecstar Automotive Group stock options and other transaction fees and expenses.

On January 18, 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (UPC), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles.

On February 8, 2006, we acquired all of the stock of Texas based Regency Conversions, Inc. (Regency) for total consideration of $11.2 million that included $3.3 million in cash and 1,815,000 shares of the Quantum’s common stock. Regency is a van, SUV and vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts.

On March 24, 2006, we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP) for $0.2 million in cash. ALP is a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. Although our interest in ALP has since been diluted to 20.6% as of April 30, 2007 as a result of additional equity contributed from other minority shareholders, we have obtained voting agreements from certain stockholders and have secured other voting rights at the shareholder and board level which provides us a controlling interest in ALP and requires us to consolidate the accounts of ALP for financial reporting purposes.

On September 22, 2005, Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (Tarxien), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $0.3 million in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1.5 million revolving credit facility with a commercial bank. Concord Coatings, Inc. was accounted by us as a variable interest entity and was consolidated in our financial statements due to the fact Concord Coatings required additional subordinated financial support from Tecstar Automotive Group. During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with the commercial bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from the bank. Tecstar Automotive Group’s purchase of the loan allowed us to have a lead secured position over the remaining Concord Coatings assets in connection with the sale of the entire operations completed on December 31, 2006 to an unrelated third party. Total consideration received by Tecstar Automotive Group on the sale of the business amounted to $0.2 million. Although we accounted for the sales transaction as a divestiture of the business, we continue as a significant customer for the Concord Coatings business and accordingly do not report the historical results of the business as part of discontinued operations.

On September 15, 2005, Tecstar Automotive Group acquired a 51.0% interest in Empire Coach Enterprises, LLC (Empire Coach), a second stage limousine manufacturer, for $0.6 million in cash pursuant to an Asset Purchase Agreement. On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continued in possession of its property and managed the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act through the date of sale of its business to an unrelated third party on April 27, 2007 pursuant to an Asset Purchase and Sales Agreement dated April 3, 2007. Empire Coach received $0.4 million in consideration for the sale of all its business assets to the buyer along with the buyer assuming the long-term facility lease and certain other liabilities. Tecstar Automotive Group provided a guarantee for the obligations under the facility lease in connection with the origination of the lease in September 2005. This guarantee, scheduled to expire in February 2013 in connection with the end of the lease term, continues to remain in place. We accounted for the sale of the Empire Coach business as a discontinued operation.

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

We supply our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (General Motors), which in turn have sold substantially all of these vehicles to its customers. We also provide our gaseous fuel systems and hydrogen refueling products for fuel cell applications to major OEMs through funded research and development contracts and on a prototype basis. These fuel cell and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for these products over the next five to seven years. We believe that these systems will reach production volumes only if OEMs produce fuel cell and hydrogen-based vehicles and hydrogen refueling products using our systems on a commercial basis.

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems, lithium ion battery control systems, as well as system integration of our products into fuel cell, hybrid electric, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles. We offer the following products and services to enable the development and commercialization of these systems:

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

•

lithium ion and advanced battery control systems—battery management systems, control algorithms, and fully integrated battery packs developed for automotive hybrid and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications; and

•

systems integration—services to integrate advanced fuel storage, fuel delivery, electronic vehicle control components, electric drive and battery control systems, power electronics, and other ancillary components to meet OEM requirements, including the complete design of fuel cell and hybrid concept vehicles.

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

Specialty Automotive Equipment and Second-Stage Manufacturing Operations

Our Tecstar Automotive Group is a Tier One second-stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles. Our accessory packages are typically for new OEM body styles, mid-cycle enhancements, specialty products, and high-performance engines and drivetrains. We also have engineering and design capabilities focused on powertrain projects, complete vehicle concepts, and prototype vehicle builds such as the recently announced program with Force Protection to develop Mine Resistant Ambush Protected prototype military vehicles as well as assist with manufacturing process development.

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

In addition to second stage manufacturing, we manufacture and distribute specialty and conversion vehicles through Regency, which allows us to distribute vehicles directly to automotive dealers thereby increasing our distribution base and significantly broadening our customer base. Regency is one of the largest vehicle converters in North America and supplements our second stage vehicle manufacturing and aftermarket parts business by offering vehicle packages and conversions directly to automotive dealers which significantly broadens our customer base beyond OEMs. The addition of Regency enables us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under QVM-Quality Vehicle Manufacturing arrangements but without utilizing the OEM marketing networks.

The current market for our specialty vehicle equipment products and services is the growing world market for vehicle personalization products. We plan to continue the development of our appearance and performance products to provide OEMs with faster time to market, less costly, high quality exterior and interior appearance packages and to meet market opportunities for the sale and distribution of aftermarket parts and products. We plan to expand our capabilities and products to new customers, including military vehicle applications and programs. We also intend to promote our vehicle manufacturing capabilities, which are currently being utilized for the installation of our specialty equipment products, for the early production of fuel cell and other advanced technology vehicles, such as hydrogen-powered hybrids.

Industry Overview

Fuel Cell and Hydrogen Vehicle Industry

The emerging fuel cell and hydrogen vehicle industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell and hydrogen hybrid electric vehicles have emerged as a potential alternative to existing conventional internal combustion engine vehicles because of their higher efficiency, reduced noise and lower tailpipe emissions. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our hydrogen and hybrid enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

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

Hydrogen as a transportation fuel of the future has been gaining support worldwide. Domestically, President Bush continues to promote his goal of achieving energy independence for the United States, while dramatically improving the environment, which was first expressed in his 2003 State of the Union Address. The Energy Policy Act of 2005 established a comprehensive national policy that includes provisions intended to accelerate the implementation of hydrogen as an energy carrier. The Act includes the authorization of over $3.2 billion dollar investment through 2010 by the government towards the development, demonstration, and ultimate commercialization of hydrogen and fuel cell technologies. The proposed funding is intended to support the research, development, and demonstration of hydrogen production, storage, distribution and dispensing, and transport. The Energy Bill also supports the research, development, and demonstration of fuel cell systems for stationary and portable power generation as well as for transportation applications, including light- and heavy-duty vehicles. Furthermore, the Act also sets goals for the production and deployment of not less than 100,000 hydrogen-fueled vehicles in the United States by 2010; and 2,500,000 hydrogen-fueled vehicles by 2020.

The U.S. Department of Energy has published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. Quantum’s President and CEO, Alan Niedzwiecki, led the group responsible for the hydrogen storage section of the Roadmap.

There are now over 100 hydrogen-refueling stations worldwide, with essentially all the stations dispensing compressed hydrogen. In California alone, where Governor Schwarzenegger is actively promoting a “Hydrogen Highway Network,” there are 24 operational hydrogen stations with 13 more in planning stages. California expects to have a total of 50-100 hydrogen stations by 2010. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

The number of fuel cell and hydrogen demonstration programs is increasing worldwide, other examples which include the California Fuel Cell Partnership, California Stationary Fuel Cell Collaborative, Compressed Hydrogen Infrastructure Program, Clean Energy Partnership in Berlin, Controlled Hydrogen Fleet & Infrastructure Demonstration and Validation Project, Fuel Cell Bus Club, Japan Hydrogen & Fuel Cell Demonstration Project, Hydrogen Highway Network in California, BC Hydrogen Highway in British Columbia, AQMD Test Fleet, Hi Way Initiative, Ruhr-Alps-Milan Hydrogen Supply Chain Integrated Project, Hydrogen Corridor in Canada, Norwegian HyNor Project, Illinois Hydrogen Highway, The Northern H in the Upper Midwest, Singapore’s Initiative in Energy Technology, Iceland’s SMART-H2 project, and projects in Hungary, Spain, and the United Kingdom.

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles were put in service in Norway beginning in 2006 and 2007 as part of the HyNor program. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial and military vehicles. The commercialization of fuel cells in all of these markets will require cost reductions for the entire system, including the fuel cell stack, fuel system, balance-of-plant, and assembly.

In the automotive market, each of DaimlerChrysler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles, with mass production of fuel cell vehicles anticipated by General Motors by about 2012, by DaimlerChrysler to begin by 2012 to 2015, and by Toyota to begin by 2015. Allied Business Intelligence (ABI), a technology research and consultancy firm that publishes intelligence on the automotive industry and energy markets, projects that mass production of fuel cell vehicles will begin in 2010 and that the industry will produce approximately 500,000 fuel cell vehicles per year by 2015.

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

Hybrid Electric Vehicle Industry

Hybrid electric vehicles use both an electric motor and an internal combustion engine to propel the vehicle. A hybrid is designed to capture energy that is normally lost through braking and coasting to recharge the batteries

(regenerative braking), which in turn powers the electric motor without the need for plugging in. The hybrid market is growing. There is a variety of hybrid electric vehicles available to consumers today with more models on the way. Cities across the country are already benefiting from the use of hybrid electric buses in their communities. Advantages of hybrid electric vehicles include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, lower fuel costs, and they are able to use the existing gas station infrastructure. The main challenges include the limited availability of components (batteries, powertrains, power electronics) and the higher initial cost. Even with these challenges, the demand for hybrid electric vehicles has continued to increase. The Electric Drive Transportation Association reports that hybrid electric vehicle sales have increased from 9,367 when first introduced into North America in 2000 to over 246,000 in 2006.

Recent advances in batteries and other components have resulted in the emergence of plug-in hybrid electric vehicles. As with other hybrids, a plug-in hybrid vehicle has the ability to run on either electricity or an internal combustion engine. Plug-in hybrids have a larger battery than the batteries of conventional hybrids that can be recharged by plugging into an appropriate outlet. Recharged vehicles can provide 20-60 miles of all electric, zero emission range without engine power. Plug-in hybrids are currently being tested in prototype form and may soon be available for sale. Advantages of plug-in hybrids include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, recovered energy from regenerative braking, unchanged gas station infrastructure, grid connection potential, “home based” battery recharging at a fraction of the cost of petroleum equivalent, pure zero emission capability, even lower fueling costs compared to battery sustaining hybrids, and possible use in secondary markets for used batteries and reduced waste. But, challenges still remain, including cost and complexity of two powertrains, limited component availability (batteries, powertrains, power electronics), higher initial cost, cost of batteries and battery replacement, and added weight. Advanced battery technologies and systems, specifically lithium-ion batteries, are considered to be the key enabling technology for the commercial viability of plug-in hybrid vehicles.

We recently announced that we were awarded a $2.1 million contract by California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate plug-in hybrid electric vehicles (PHEVs). Under this program, we will develop, manufacture, and deploy 20 Ford Escape PHEVs for demonstration in Southern California and we will utilize our OEM system engineering and vehicle integration methodologies to develop a plug-in hybrid version of the 2008 Ford Escape Hybrid. The PHEV system will be based on integrating a lithium ion battery pack and management system from Advanced Lithium Power Inc.

Despite significant statements of consumer interest in Plug-in Hybrid Vehicles (PHEVs), to date, no automotive OEM has committed to the manufacture and sale of such a vehicle. Many OEMs are uncertain about the actual market acceptance and performance of such a vehicle. A few small-scale converters have produced hand-built PHEVs, but these vehicles are expensive, have not been built to original equipment manufacturer (OEM) standards, and have yet to be produced in significant numbers. We believe that in order for PHEVs to be successful in the marketplace that the vehicles must be manufactured to “OEM quality standards”, and there must be a clear path to commercialization by a credible organization with direct vehicle integration and manufacturing expertise. We, as a Tier 1 supplier and specialty vehicle manufacturer for OEMs, believe that we are uniquely positioned to develop PHEVs prototypes that have the potential to become commercial OEM vehicles.

Specialty Automotive Equipment and Second-Stage Manufacturing Industry

The specialty equipment and second-stage manufacturing industry is driven by the growing vehicle personalization market, which grew approximately 7% in the past year to reach $36.7 billion in annual sales, according to the Specialty Equipment Manufacturers Association (SEMA). OEMs use appearance and performance enhancing packages to increase the appeal of their vehicles to their consumers. Automotive dealers and dealer networks have used styling and performance packages to gain competitive advantages in the market place. Traditionally, these packages have been offered by smaller, niche businesses focusing on components and parts utilizing low-volume assembly shops for installation and distributing parts via aftermarket channels. Over the last several years, the industry has matured from a cottage industry to the emergence of OEM-level second- stage manufactures, and assembly operations providing OEM-level certified systems and installation processes. Vehicle OEMs are also internally producing more automobiles with advanced styling packages and performance enhancements. The certified components and systems are designed and engineered for a specific vehicle platform and are installed via the second-stage manufacturing process. We target not only the vehicle personalization market offered by the OEMs, but also through dealer networks, the aftermarket, and direct to consumer automotive parts industry.

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

The sales of specialty equipment and second-stage manufacturing services are directly impacted by the size of the automotive industry and the relative market share of the major OEMs. Further, OEMs periodically reduce production or close plants for several months for model changeovers that adversely affect operating results of industry participants. Accordingly, a decline in sales in the automotive market or in a particular OEM’s automotive sales, or production cutbacks and plant shut downs for model changeovers by an OEM could have an adverse impact on sales and profits. Sales may be adversely affected if OEMs perform such second-stage manufacturing programs themselves and do not outsource the business. Sales tend to be subject to long-term contracts with the OEMs, which, at their option, may extend or reduce the terms of such contracts depending upon market conditions and macro-level manufacturing plans. There are no assurances that programs will be renewed on OEM chassis changeovers. A substantial portion of Tecstar Automotive Group’s sales are with one customer, General Motors, or directly to dealer networks associated with General Motors.

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

Lithium ion and advanced battery control systems. Our lithium ion and advanced battery control and software products and fully integrated battery packs are currently in developmental stage at Advanced Lithium Power. These products are being developed and for automotive hybrid, plug-in hybrids and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications.

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

•

Vehicle Design and Prototype Vehicle Builds. We design complete concept and low-volume production vehicles to demonstrate fuel cell and hybrid vehicle architecture and our styling and performance products. We also provide complete vehicle builds on a concept and prototype basis.

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

•

Production Engineering and Manufacturing Process Development. We provide complete production engineering and manufacturing process development for our limited volume production process as a tier-one OEM automotive supplier and for certain military applications.

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

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering and system integration, limited volume production vehicle assembly and second-stage manufacturing. We intend to leverage our alternative fuel, battery system, electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles. We intend to utilize our vehicle manufacturing and second-stage assembly capability to provide fast-to-market capabilities to OEMs for the early limited production business as fuel cell, hydrogen-powered hybrid vehicles, and other hybrids move toward commercialization. We expect to leverage our relationships with several automotive OEMs to increase the revenue of our second-stage assembly products and services. We intend to diversify our customer base for these products and services to include OEMs, OEM dealer networks, military and other government entities, and other strategic alliance and distribution partners. We also intend to leverage our advanced hydrogen and battery storage technologies into broader energy storage applications, including hybrid electric vehicles and energy storage for renewable energy, such as solar photovoltaic applications, as we establish Quantum as a fully integrated alternative energy company.

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

Provide Hydrogen-Refueling Units for Initial Infrastructure for Military Applications, Development Fleets and Consumer Commercialization

We plan to leverage our hydrogen storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units. We believe there are significant opportunities to work with OEMs and energy and petroleum companies in providing the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers. In 2005, we also started production of a transportable hydrogen refueler for the U.S. Army. We have grown our programs with the U.S. military to develop advanced fuel cell and hybrid electric vehicle technologies. We plan to continue assisting the military in developing their fuel cell, hybrid electric, and other advanced propulsion system technologies.

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

Leverage Our Hydrogen and Battery Storage Technologies into Broader Energy Storage Applications

We plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry. The storage of energy is becoming more important with the emergence of renewable energies and the concept of distributed energy. We believe our industry-leading hydrogen storage systems and lithium-ion battery systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options. Our advanced storage technologies provide energy users with the ability to store and utilize energy on demand.

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

We derive revenue from the sale of our styling and performance products for use in vehicles primarily manufactured by General Motors, and also through parts distribution operations supplying parts for the

HUMMER H2 and H3 to OEM dealers, wheels for trucks and SUVs to OEM dealers, and conversion vehicles and vehicle personalization parts through a dealer network.

We rely on our sales force and strategic partners to sell our products and services, develop new customers and consummate joint application development programs with leading OEMs in our target markets.

Manufacturing

Our OEM second-stage manufacturing facilities have been established in Indiana, Louisiana and Missouri in the United States and in Whitby, Ontario, Canada. All of our second-stage manufacturing facilities are located near General Motors’ assembly plants and are ISO/TS 16949 certified. Our parts distribution operations are located near Detroit, Michigan. The Regency conversion facility is located in Fort Worth, Texas. In addition, we operate a tooling and plastics manufacturer in Rochester Hills, Michigan.

Substantially all components for the vehicle specialty equipment products business are purchased from outside suppliers. We supply various plastic parts internally from our manufacturer in Rochester Hills, Michigan. The primary raw material used in these components is plastic, which we believe is readily available from several sources. Our products are generally produced upon receipt of firm orders and are designed and engineered by us. However, from time to time we may experience delays in delivery of certain components or materials from suppliers.

Our fuel system manufacturing activities currently include assembly, system installation and tank manufacturing. We assemble the majority of our components at our facility in Irvine, California, but outsource the assembly of complex electronic components to select key suppliers for certain components of developed fuel systems. Our vendor and service provider supply base is highly diversified, with none of our suppliers representing more than 16% of our raw material purchases. Complete systems are installed on vehicles at the OEM manufacturing facility or at second-stage assembly facilities. The criteria for the establishment of a site are proximity to vehicle manufacturing and delivery points. Our operations are ISO/TS 16949 certified.

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

Advanced Lithium Power Inc.

On March 24, 2006, we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP) for $0.2 million in cash, a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. As part of our investment and exercise of CAD$500,000 in convertible debentures during fiscal 2007, we were granted an exclusive license to use all licensed patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems.

As of April 30, 2007, we hold 20.6% of the issued and outstanding voting shares of ALP. Along with our share holdings, we have certain voting arrangements and shareholder proxies in place that provides us a majority vote in shareholder matters, and we also have veto rights on certain board level decisions, including executive appointments, the issuance of capital stock, the issuance of debt, acquisitions, entry into joint venture relationships, and any third party use of technology.

AM General

In October 2004, Tecstar Automotive Group formed a business venture with AM General LLC to provide second-stage manufacturing capabilities and design and engineering expertise for special edition vehicles and other low volume OEM programs. The venture, named Amstar and operated as a Limited Liability Company, also offers a full line of aftermarket accessories to complement the General Motors special equipment packages available for HUMMER vehicles.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 5.8% as of July 2, 2007) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, we anticipate that this commitment will be waived or partially waived in the future. During fiscal 2007, we spent approximately $0.8 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Sumitomo Corporation

We have an ongoing relationship with Sumitomo Corporation, a Japanese company, whereby Quantum and Sumitomo work together to look for opportunities to market our alternative energy products in Japan.

Unique Performance Inc.

In January 2006, Tecstar Automotive Group teamed with Unique Performance Inc. to form a company named Unique Performance Concepts, LLC that manufactures limited edition high performance vehicles. Tecstar Automotive Group owns 50.1% of the new entity. Our first vehicle under this relationship is the Chip Foose-designed Ford Stallion Mustang which began production in calendar year 2006.

Other Strategic Alliances

On April 9, 2007, we announced that we had signed an agreement for the distribution and sale of CNG tanks into international markets for lower cost Type II steel and Type III aluminum-lined, carbon fiber-wrapped, high pressure compressed cylinders. The tanks will be manufactured for us in China.

On April 16, 2007, we announced that we had signed a memorandum of understanding to form a partnership with a Chinese automaker to develop hybrid and alternative fuel vehicles in China.

On May 1, 2007, we announced that we had signed an agreement for the marketing, sales and distribution in India of our alternative fuel vehicle products and systems for CNG, blends of CNG and hydrogen, and LPG.

On May 14, 2007, we announced that we signed a binding letter of intent to acquire a 24.9 % equity stake (with an option to increase our ownership to 32.66%) in a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications.

Customers and Development Programs

A substantial portion of our revenue relates to product sales to and development fees from GM. During fiscal year 2007, revenues from GM comprised 57% of our total revenue.

We have had prototype development projects or programs with the following entities:

Adam Opel AG	ISE Research

AeroVironment	Lockheed Martin Space Systems

Alion Science and Technology	Lotus Engineering, Inc.

Autoport, Inc.	Missle Defense Agency SBIR

Bekeswind Kft.	Nissan North America, Inc.

Ballard Power Systems	Pinnacle West Capital Corporation

Catalytic Solutions, Inc.	Proton Energy Systems, Inc.

California Motors LLC	Roush Performance Products

Daimler Chrysler	Saleen, Inc.

Energy Conversion Devices	Select Engineering Services

Ford Motor Company	South Coast Air Quality Management District

Force Protection, Inc.	Sumitomo Corporation

Garrett-Engine Boosting Systems, Inc.	Suzuki Motor Corporation

General Motors (Fuel Cell Activities)	Toyota Motor Corporation

General Motors Corporation	Unique Performance, Inc.

General Motors of Canada, Limited	U.S. Army—National Automotive Center

Hydrogenics Corporation	U.S. Army—Tank Automotive Research, Development and Engineering Center

Hyundai America Technical Center	U.S. Department of Energy

Hyundai Motor Company	Yamaha Motor Company

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

The demand for hybrid electric and plug-in hybrid electric vehicles has been increasing in response to consumer demand for vehicles that both meet performance expectations and are fuel efficient. We believe our system integration expertise and the technology of our battery system partner, Advanced Lithium Power, offer a competitive advantage to OEM hybrid vehicle manufacturers. Major competitors for advanced lithium-ion battery cells and complete batteries include A123 Systems, Altair Nanotechnologies Inc., GS Yuasa Battery, NEC, Panasonic, Saft, Sanyo, and Valence. Battery system developers and suppliers that can be considered competitors include such companies as Cobasys, Johnson Controls, and Hymotion.

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

Safety, Regulation, and Product Certification

The manufacture, distribution and sale of our products are subject to governmental regulations in the United States at the federal, state and local levels. The most extensive regulations are promulgated under the National Traffic and Motor Vehicle Safety Act, which, among other things, empowers the National Highway Traffic Safety Administration (NHTSA) to require a manufacturer to remedy certain “defects related to motor vehicle safety” or vehicles that fail to conform to all applicable federal motor vehicle safety standards.

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

We must obtain emission compliance certification from the Environmental Protection Agency (EPA) to introduce vehicles or engines into commerce in the United States, and from the California Air Resources Board to introduce vehicles or engines into commerce in California. Certification requires that each vehicle or engine meet specific component, subsystem and vehicle-level durability, emission, evaporative, and idle tests. Both federal and state authorities have various environmental control standards relating to air, water and noise pollution that affect our business and operations.

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

Backlog

As of April 30, 2007, backlog for our products was approximately $11.5 million for our Tecstar Automotive Group business segment and $7.4 million for our Quantum Fuel Systems business segment. We measure backlog for our products from the time orders become irrevocable, which generally occurs 60 days prior to the date of delivery.

Employees

As of June 6, 2007, we had 532 full-time employees and 7 part-time employees on our payroll. In addition to our employee personnel, we utilized 43 contract laborers in our facilities. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Of the seven domestic patents we received in connection with our separation from IMPCO, we have allowed four to expire, and the remaining patents will expire between September 2017 and September 2019. We do not believe that the expiration of any of our patents will have a material adverse effect on our business. Of the three domestic patent applications we received from IMPCO, we have been awarded patents on two applications, and are diligently pursuing the remaining application.

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

As part of our investment in ALP, we were granted an exclusive license to use all licensed patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems. We have certain voting arrangements and shareholder proxies in place that provides us a majority vote in shareholder matters, and we also have a veto right on certain decisions at the board level, including third party use of ALP’s technology. We intend to leverage this technology along with our existing electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles.

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

Executive Officers

Our executive officers as of April 30, 2007 and their respective ages and positions were as follows:

Name	Age	Position
Alan P. Niedzwiecki	50	President; Chief Executive Officer; Director
Jeffrey P. Beitzel	52	Chief Operating Officer; Director
W. Brian Olson	43	Chief Financial Officer; Treasurer
Glenn D. Moffett	59	Vice President, General Manager of Operations
Bradley J. Timon	44	Corporate Controller; Chief Accounting Officer
Kenneth R. Lombardo	41	Vice President-Legal; General Counsel and Corporate Secretary
Richard C. Anderson	53	President of Wheel to Wheel, LLC and Executive Vice President of Tecstar Automotive Group
Douglass C. Goad	49	Executive Vice President of Tecstar Automotive Group

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

Jeffrey P. Beitzel has served as Quantum’s Chief Operating Officer and as a member of our Board of Directors since March 2005. He previously served as a director and Co-Chief Executive Officer of Tecstar Automotive Group, and as President of Tecstar Automotive Group’s Wheel to Wheel and Tecstar Automotive Group subsidiaries since 1998. Mr. Beitzel founded and owned several automotive companies since leaving an engineering position with Ford Motor Company in 1983. These businesses have generally focused on converting automotive design concepts into limited volume production for OEMs. Mr. Beitzel has a B.S. degree in Mechanical Engineering from Lehigh University.

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

Glenn D. Moffett served as our Corporate Counsel and as an Administrative Manager from January 2001 through August 2003, served as our General Manager of Operations from September 2003 through April 2005, and served as our Vice President and General Manager from May 2005 through April 2007. Mr. Moffett separated from Quantum on May 4, 2007.

Bradley J. Timon has served as Corporate Controller and Chief Accounting Officer since April 2004. Prior to joining us, Mr. Timon worked as a financial consultant. From June 1998 to October 2001, Mr. Timon was with CORE, INC. serving as the Corporate Controller through the period of January 2001 and then as Acting Chief Financial Officer until the corporate operations were closed pursuant to a merger. Between September 1995 and May 1998, Mr. Timon served as a Controller for James Hardie Industries. Before entering private industry,

Mr. Timon was with the public accounting firm KPMG from 1989 to 1995. Mr. Timon has a B.A. in accounting from California State University, Fullerton and is a Certified Public Accountant.

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

Richard C. Anderson has served as Wheel to Wheel, LLC’s (a subsidiary of Tecstar Automotive Group) President since March 2005. He is also serving as Tecstar Automotive Group’s Executive Vice President of engineering. Prior to this, Mr. Anderson served as Vice President of Engineering of Wheel to Wheel and Tecstar. He had also served as a director of Tecstar Automotive Group from January 2004 until it was acquired by Quantum in March 2005. He has worked in the automotive industry since 1976. He worked eight years with the Ford Motor Company, primarily in the Advanced Engine Engineering group. Since leaving Ford in 1984 he worked for various companies involved in a wide range of programs for automotive OEMs including powertrain development, complete concept vehicles and specialized production vehicle programs. Mr. Anderson holds a B.S. degree in Mechanical Engineering from University of Wisconsin, Madison.

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

Item 1A.	Risk Factors.

This annual report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Risks related to Liquidity and Capital Resources

We anticipate that we may need to raise additional financing to take advantage of strategic business opportunities, to complete product and application development, to expand operations, or to fund future operating activities.

Our future cash requirements will depend on numerous factors, including increasing our revenues, implementation of cost cutting initiatives, completion of our product development activities, our ability to commercialize our fuel systems for fuel cell applications and market acceptance of our products. We expect to devote substantial capital resources to fund expected losses, continue development programs and develop a manufacturing infrastructure for our products. Although we entered into a new $30.6 million credit facility on January 31, 2007 with an asset based lender, raised $18.75 million by selling 12.5 million shares of stock on June 22, 2007, and secured a $5.0 million unconditional commitment from our asset based lender on July 16, 2007 that can be drawn on through August 1, 2008, we anticipate that we may need to raise additional funds for strategic business opportunities, to achieve commercialization of our products, to develop facilities for mass production of those products, or to fund future operating activities. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues and successfully implement our cost reduction initiatives. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced. If adequate funds are not available to satisfy long-term operating and capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could adversely affect operations in future periods.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

We have a history of operating losses and negative cash flow. We believe that we have a long-term strategy in place that will allow us to increase revenues and reduce costs to the levels needed to operate profitably in the future. However, if we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

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

We will need to increase the number of authorized shares of our common stock

Under our Amended and Restated Certificate of Incorporation, we have the authority to issue a total of 120,000,000 shares of all classes of stock, of which 20,000,000 may be shares of preferred stock and 100,000,000 may be shares of common stock. As of July 2, 2007, there were a total of 98.6 million shares either issued and outstanding or reserved for under outstanding warrants, options or convertible debt instruments. In order to raise additional equity financing in the future, we will need to further amend our Certificate of Incorporation to increase the number of authorized shares of capital stock. Any such amendment will require approval by a majority of our shareholders at a special or next annual meeting. We cannot provide any assurance that we will be able to obtain the required shareholder approval. If we are unable to amend our Certificate of Incorporation to increase the number of authorized shares, our ability to raise equity financing in the future will be extremely limited.

Future sales of substantial amounts of our common stock could affect its market price.

Future sales of substantial amounts of our common stock into the public market, including shares issued upon exercise of options and warrants and subsequent offerings, could adversely affect the prevailing market price of our common stock. Recently, we:

•

issued 12.5 million shares of our common stock and warrants to acquire up to 15.0 million additional shares of our common stock in a private placement that closed on June 22, 2007 (“June 2007 Private Placement”);

•

amended our convertible subordinated notes on January 31, 2007 which increased the number of shares of our common stock subject to issuance upon conversion of the notes from 2.6 million shares to 6.4 million shares and, in connection with the June 2007 Private Placement, the conversion price was reset from $2.36 to $1.35, further increasing the number of shares subject to the convertible notes to 11.1 million shares;

•	issued 6.1 million shares of our common stock and warrants to acquire up to 2.4 million additional shares of our common stock in a private placement that closed on October 27, 2006 and, in connection with the June 2007 Private Placement, the exercise price of the warrants was reset from $2.36 to $1.50, thereby increasing the number of shares of our common stock subject to the warrants from 2.4 million to 3.8 million;

•	issued 4.4 million shares of our common stock and warrants to purchase up to 0.9 million shares in a private placement on June 29, 2006;

•	issued 21.0 million shares of our common stock to holders of shares of Tecstar Automotive Group’s common stock outstanding at the effective time of the merger; and

•	issued 1.8 million shares of our common stock in connection with our acquisition of Regency.

With respect to each of the foregoing transactions, we also filed or agreed to file registration statements on Form S-3 to permit the resale of shares of our common stock (and, where indicated, warrants) that we issued in connection with such transactions.

To the extent that holders of a significant number of shares of our common stock choose to liquidate their investments in us, sales of such shares could have a negative impact upon the price of our common stock, particularly in the short term.

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

Other Risks Related to our Business

We depend on our sales to and contracts with General Motors for a substantial portion of our revenue.

During fiscal 2005, 2006 and 2007, our revenue related to product sales to and contracts with General Motors and its affiliates represented approximately 77%, 82% and 57%, respectively, of our total revenue for these years. A substantial portion of our revenues over the last three fiscal years with General Motors related to second-stage assembly and natural gas programs. Our arrangements with General Motors generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. We cannot be certain that General Motors and its affiliates will continue to purchase our products. Our second stage assembly agreements and natural gas programs with General Motors related primarily to General Motors’ T800 platform and expired in April 2006 and November 2006, respectively. As of April 30, 2007, we have not been awarded any significant second stage assembly programs related to General Motors’ T900 platform nor has General Motors awarded us any new natural gas programs. We cannot provide any assurances that such programs will be awarded to us in the future. If General Motors does not award us new second stage assembly and natural gas programs or were to otherwise cease doing business with us or significantly reduce or delay its purchases from us and we are not able to replace the lost revenues with business from other Original Equipment Manufacturers (OEMs) or our own direct to market business, our business, financial condition and results of operations could be materially adversely affected.

To continue to compete effectively for General Motors’ business, we must continue to satisfy its pricing, service, technology and increasingly stringent quality and reliability requirements. Further, General Motors continues to put significant pressure on its suppliers to reduce costs on an annual basis. While we intend to focus our efforts on retaining and winning business from General Motors, we cannot assure you that we will succeed in doing so. To the extent we do not maintain our existing level of business with General Motors, we will need to attract new customers. To that end, we intend to aggressively pursue second stage assembly and dual-invoice programs from other domestic and foreign OEMs, but we cannot assure you that we will succeed in getting such business. If we are unsuccessful in maintaining our General Motors business or expanding our revenue base, our business, financial condition and results of operations could be materially adversely affected.

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

In addition, pursuant to our agreement with General Motors, we are required to spend $4.0 million annually on joint research and development projects directed by General Motors over a ten-year term that commenced in July 2002. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, we anticipate that this commitment will be waived or partially waived in the future, but we cannot assure you that General Motors will continue to waive it in full or in part in the future. The annual commitment under our agreement with General Motors could be financially burdensome and may impact our ability to achieve profitability in the future. Where intellectual property is developed pursuant to this alliance, we have committed to provide certain exclusive or non-exclusive licenses in favor of General Motors, and in some cases the developed intellectual property will be jointly owned. As a result of such licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights.

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

Realization of the benefits we expected from our Merger with Tecstar Automotive and Regency Conversions may not occur.

The success of our merger with Tecstar Automotive and Regency Conversions, Inc. will depend in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully integrating the operations of Tecstar Automotive and Regency into our other operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:

•	successfully integrating each company’s operations, technologies, products and services;

•	demonstrating to the customers of each of Quantum and Tecstar Automotive that the mergers will not result in adverse changes in business focus;

•	coordinating and integrating system and power train engineering activities to fully leverage each company’s capabilities;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving distribution, marketing or other important relationships of both Quantum and Tecstar Automotive and resolving potential conflicts that may arise;

•	assimilating the personnel of both companies and integrating the business cultures of the companies;

•	realizing the expected cost savings associated with combining the companies in the merger;

•	maintaining employee morale and motivation; and

•	reducing the administrative and public company costs associated with Tecstar Automotive’s operations.

We may not be able to successfully integrate our operations in a timely manner, or at all. Realization of the anticipated benefits or synergies or the mergers has taken longer than originally anticipated. As a result, we incurred at $71.7 million goodwill impairment charge in the second quarter of fiscal year 2007 primarily related to the fact that we have not yet realized the expected benefits from our acquisition of Tecstar Automotive Group to the extent and within the timeframe originally anticipated. The anticipated benefits and synergies include complementary revenue streams, a strengthened position as a full service Tier 1 OEM supplier, an enhanced ability to leverage each company’s power train integration capabilities, a broader organization and an expanded geographic footprint, a stronger operational base, enriched cross-selling opportunities, and an increased profile within the financial community. These anticipated benefits and synergies are based on assumptions, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize these benefits and synergies could be adversely impacted to the extent that Quantum’s or Tecstar Automotive Group’s relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger, or, by practical or legal constraints on our ability to combine operations or implement workforce reductions. Furthermore, financial projections based on the same assumptions may not be correct if the underlying assumptions prove to be incorrect.

Our financial results could suffer if the remaining goodwill and other intangible assets we acquired in our merger with Tecstar Automotive and Regency Conversions become impaired, or as a result of costs associated with our merger with Tecstar Automotive.

Despite the goodwill impairment charge, approximately 53% of our total assets at April 30, 2007 are goodwill and other intangibles, of which approximately $33.9 million is goodwill and $55.4 million is other intangibles, a substantial portion of which is customer related intangibles related to our relationship with General Motors.

We periodically evaluate for impairment of our long-live assets, particularly our goodwill and intangible assets relating to our acquisitions of Tecstar Automotive and Regency and the intangible asset relating to our strategic alliance with General Motors. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, or more frequently if impairment indicators arise. Other intangibles are also reviewed at least annually or more frequently, if certain conditions exist, and may be amortized. As disclosed previously, we incurred a goodwill impairment charge in the second quarter of fiscal year 2007 primarily to our failure to realize the expected benefits from our acquisition of Tecstar Automotive to the extent and within the timeframe initially anticipated.

We believe that we may incur additional charges to operations in the future, which are not currently reasonably estimable, to reflect material costs associated with integrating Quantum, Tecstar Automotive and Regency.

We could become subject to stockholder litigation associated with our merger with Tecstar Automotive and the restatement of our financial statements.

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

We do not know whether or when we will successfully introduce commercially viable fuel storage, fuel delivery or electronic control products for alternative propulsion systems. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these systems and to improve their overall functionality and efficiency. However, we must complete substantial additional research and development on these hydrogen and hybrid systems before we can introduce commercially viable hydrogen products and systems. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable fuel cells, hybrids and other hydrogen applications.

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

Fuel cell and hydrogen systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether OEMs will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for hydrogen powered transportation applications, we may be unable to recover our expenditures to develop our fuel systems for hydrogen applications and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Estimates for the development of a mass market for fuel cell products and systems have lengthened in recent years. Many factors that are beyond our control may have a negative effect on the development of a mass market for fuel cells and our fuel systems for hydrogen applications. These factors include the following:

•	cost competitiveness and physical size of fuel cell systems and “balance of plant” components;

•	availability, future costs and safety of hydrogen, natural gas and other potential fuel cell fuels;

•	consumer acceptance of hydrogen or alternative fuel products;

•	government funding and support for the development of hydrogen vehicles and hydrogen fuel infrastructure;

•	the willingness of OEMs to replace current technology;

•	consumer perceptions of hydrogen systems;

•	regulatory requirements; and

•	emergence of newer, breakthrough technologies and products within the automotive industry.

Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

We have experienced delays in shipping our products as a result of changing customer specifications and testing procedures. Due to the dynamic nature of hydrogen fuel cell and hybrid technology, changes in specifications are common and may continue to result in delayed shipments, order cancellations or higher production costs. Evolving design requirements or product specifications may adversely affect our business or financial results.

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

To be commercially viable, our products and systems must be integrated into products manufactured by OEMs. We can offer no assurance that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our fuel cell products and systems and our business, results of operations and financial condition.

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

To date, we have limited experience manufacturing fuel systems for fuel cell, hybrid and hydrogen applications on a commercial basis. In order to produce fuel systems at affordable prices, we will have to produce fuel systems through high volume automated processes. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our fuel systems for fuel cell and hydrogen applications. Even if we are successful in developing our high volume manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. As a result of our mergers with Tecstar Automotive Group and Regency, our internal controls include the internal controls of both of these companies, their subsidiaries and Quantum. Our internal controls will also include those of any company or business that we acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be negatively affected.

Past acquisitions and any future acquisitions or transactions may not be successful.

We have consummated and may continue to consummate acquisitions in order to provide increased capabilities to its existing products, supply new products and services or enhance its distribution channels. We expect to continue to make strategic acquisitions of, and investments in, other businesses that offer complementary products, services and technologies, augment our market segment coverage, geographic locations, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating future acquisitions, we could incur unanticipated expenses and losses.

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

The disposition of businesses that do not fit with our evolving strategy can be highly uncertain.

We will continue to evaluate the potential disposition of assets and businesses that are not profitable or may no longer help us meet our objectives. On June 28, 2007, we announced that we have engaged an investment banker to assist us with evaluating strategic alternatives for our Tecstar Automotive Group segment which could include a sale of all or part of that business segment. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. In addition, there could be considerable costs and expenses incurred in connection with any such disposal of a business. Also, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Conversely, we may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

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

Our corporate headquarters are located in Irvine, California. Our facility in Irvine is primarily dedicated to the research and development and production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells. We conduct research and development of advanced fuel storage, systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell, hybrid and hydrogen refueling infrastructure applications at the Irvine facility. The facility in Irvine is leased from Cartwright, LLC (Cartwright). Cartwright is owned by our chief executive officer, chairman of the board and parties unrelated to us.

We conduct fuel cell, hydrogen and alternative fuel vehicle development and integration at our Advanced Vehicle Concept Center facility located in Lake Forest, California. This facility is focused on hydrogen systems integration, hybrid technologies, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation.

We conduct our OEM second stage manufacturing at our United States facilities located in Shreveport, Louisiana; St. Louis, Missouri and Fort Wayne, Indiana; and in our Canadian facility located in Whitby, Ontario. All facilities are located near General Motors assembly plants. We have an engineering center and parts distribution operations near Detroit, Michigan. Tooling and plastics manufacturing are conducted at our facility in Rochester Hills, Michigan. Our Regency conversion facility is located in Fort Worth, Texas. We also operate an administrative, engineering, and concept vehicle development program in our facility in Troy, Michigan and have a powertrain facility in Madison Heights, Michigan.

Effective April 30, 2007, our long-term facility lease in Haslet, Texas was terminated in exchange for $0.9 million in future cash consideration in accordance with a Lease Termination Agreement executed between Tecstar Automotive Group and the facility owner. The 192,000 square foot facility had been utilized for second stage manufacturing and assembly by Tecstar Automotive Group on behalf of General Motors. Prior to the Lease Termination Agreement, the lease was scheduled to expire in July 2012.

As of July 2, 2007, we utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Irvine, California	88,000	Leased	8/17/09	Corporate offices, manufacturing, research and development, and testing

Fort Worth, Texas	173,300	Leased	4/30/12	Administrative offices, manufacturing, and assembly
Livonia, Michigan	84,000	Leased	12/31/08	Parts warehouse and offices
Whitby, Ontario, Canada	79,000	Leased	11/30/12	Manufacturing and assembly
Lake Forest, California	65,000	Leased	5/31/08	Design, development, and testing
Fort Wayne, Indiana	56,000	Leased	1/31/10	Manufacturing and assembly
Novi, Michigan	50,000	Leased	9/30/11	Engineering and specialty car manufacturing
Madison Heights, Michigan	47,000	Leased	6/30/10	Engineering, concept vehicles, powertrain modification, and administrative offices
Troy, Michigan	45,000	Owned	N/A	Administrative offices, engineering, and production development
Shreveport, Louisiana	38,000	Leased	12/31/08	Manufacturing and assembly
Rochester Hills, Michigan	24,000	Leased	5/10/09	Tooling and RIM plastics molding and offices
Rochester Hills, Michigan	24,000	Leased	8/3/09	Tooling and RIM plastics secondary manufacturing
Moscow Mills, Missouri	22,000	Leased	7/7/09	Manufacturing and assembly

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 2007.

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

Our common stock has been traded on the Nasdaq National Market under the symbol “QTWW” since July 23, 2002. Our Series B common stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended April 30, 2006
Quarter ended July 31, 2005	$4.62	$4.45
Quarter ended October 31, 2005	3.34	2.94
Quarter ended January 31, 2006	5.03	4.43
Quarter ended April 30, 2006	4.42	4.26

Fiscal Year Ended April 30, 2007
Quarter ended July 31, 2006	3.19	2.87
Quarter ended October 31, 2006	1.77	1.72
Quarter ended January 31, 2007	1.53	1.45
Quarter ended April 30, 2007	1.41	1.30

On July 2, 2007, the last reported sale price for our common stock as reported by the Nasdaq National Market was $1.61 per share and there were approximately 556 holders of record of our common stock and one holder of record of our Series B common stock.

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

We did not repurchase any securities during the fourth quarter of fiscal 2007. Item 12 of Part III of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles. The Consolidated Statement of Operations data for the years ended April 30, 2005, 2006 and 2007 and the Consolidated Balance Sheet data as of April 30, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The Consolidated Statement of Operations data for the year ended April 30, 2003 and 2004 and the Balance Sheet data as of April 30, 2003, 2004 and 2005 have been derived from audited financial statements not included in this annual report. Certain reclassifications have been made to amounts for fiscal years 2003 through 2006 to conform to the fiscal 2007 presentation. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Year Ended April 30,
	2003	2004	2005(2)	2006(3)	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$15,833	$18,624	$40,748	$172,056	$130,017
Contract revenue	7,806	9,495	13,552	19,820	16,667

Total revenue	23,639	28,119	54,300	191,876	146,684

Cost and expenses:
Cost of product sales	18,471	12,865	36,189	161,861	130,447
Research and development	13,902	13,997	17,176	25,860	23,988
Selling, general and administrative	8,442	8,930	12,617	33,407	42,853
Amortization of intangibles	1,160	1,660	2,128	4,082	4,536
Restructuring charges	—	—	—	—	2,443
Impairment loss on goodwill	—	—	—	—	71,719

Operating loss	(18,336)	(9,333)	(13,810)	(33,334)	(129,302)

Interest income	120	456	951	1,056	663
Interest expense	(114)	(45)	(310)	(3,034)	(4,816)
Gain on disposal of subsidiary	—	—	—	—	555
Loss on early extinguishment of debt	—	—	—	—	(6,300)
Minority interest in losses of subsidiaries	—	—	—	406	1,011
Other income (expense), net	134	27	80	(14)	86
Income tax benefit (provision)	(1)	(39)	(10)	655	856

Loss from continuing operations	(18,197)	(8,934)	(13,099)	(34,265)	(137,247)
Loss from discontinued operations	—	—	—	(1,269)	(3,282)

Net loss	$(18,197)	$(8,934)	$(13,099)	$(35,534)	$(140,529)

Net loss per share—basic and diluted	$(1.00)	$(0.33)	$(0.37)	$(0.67)	$(2.28)
Weighted average number of shares outstanding—basic and diluted(1)	18,153	27,257	35,048	53,284	61,760

(1)	See Note 14 of the notes to the consolidated financial statements included elsewhere in this annual report for an explanation of the method used to determine the number of shares used to compute the net loss per share.
(2)	Includes the operations of Tecstar Automotive Group (formerly Starcraft) since the acquisition date of March 3, 2005.
(3)	Includes the operations of Empire Coach and Regency Conversions since the acquisition dates of September 15, 2005 and February 8, 2006, respectively.

	April 30
	2003	2004	2005	2006	2007
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,539	$15,729	$11,737	$9,013	$4,019
Marketable securities held-to-maturity	—	52,828	36,103	15,000	1,000
Working capital	15,500	57,689	58,369	26,435	17,337
Total assets	51,274	103,447	283,752	282,309	167,543
Long-term obligations, less current portion	—	—	19,656	33,093	45,704
Total equity	42,950	97,451	219,208	191,593	77,530

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (OEMs) and OEM dealer networks. We are uniquely positioned to integrate advanced fuel system and electric drive and battery system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration. We also design, engineer and manufacture hybrid and fuel cell vehicles.

As a result of our acquisition of Tecstar Automotive Group, our combined business now includes automotive supply operations, primarily consisting of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and sport utility vehicles (SUVs), engineering and design capabilities for concept vehicles, capabilities for prototype vehicle builds, and distribution of automotive accessories through OEM dealer networks.

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

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). The first shipment of these hydrogen hybrid vehicles were put in service in Norway beginning in 2006 as part of the HyNor program. The final shipment of hydrogen hybrid vehicles on the existing purchase order occurred during our fiscal fourth quarter of fiscal 2007. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. The overall objectives of the HyNor project are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

On November 6, 2006, we announced that we had received a purchase order from General Motors for 110 hydrogen fuel storage systems to be used in General Motors’ Chevrolet Equinox Fuel Cell vehicle program. The first shipment of these hydrogen fuel storage systems began in June 2007. General Motors has announced that it will begin building and deploying a large fleet of these hydrogen fuel cell vehicles in 2007. We anticipate that General Motors will expand the existing purchase order for hydrogen fuel storage systems during fiscal 2008.

On January 23, 2007, we announced that we are supplying Ford Motor Company hydrogen fuel injectors for its hydrogen internal combustion engine powered shuttle bus program, including the three vehicles delivered December 7, 2006 to Parliament Hill in Ottawa, Canada for a unique pilot project that will test the vehicles in real-life conditions.

In February 2007, we were awarded a contract to expand and enhance our hydrogen vehicle and Mobile Hydrogen Infrastructure (MHI) programs for the U.S. Army’s Tank Automotive Research, Development and Engineering Center (TARDEC). This contract will complete the development of a Ford Escape Hydrogen Hybrid, incorporating our advanced hydrogen fuel injection system and ultra-lightweight hydrogen storage system. This effort will include the development of an advanced hydrogen storage system, fuel injection system, electronic controls, and requisite software required for the Hydrogen Ford Escape Hybrid. In addition, this contract will also support the enhancement of the two HyHauler Plus® stations built for TARDEC to expand their operating environment range and address conditions specified by the U.S. Army.

In March 2007, we were selected for award of a $2.1 million contract by California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate plug-in hybrid electric vehicles (PHEVs). We will develop, manufacture, and deploy 20 Ford Escape PHEVs for demonstration in Southern California. The PHEV system will be based on integrating a lithium ion battery pack and management system from our partner, Advanced Lithium Power Inc. (ALP). ALP’s plug-in hybrid battery system will be designed to achieve a target of 35-40 miles of battery-only range. Extensive analysis and testing, including vehicle crash testing as well as fuel mileage and emissions performance, will be completed on the Ford Escape PHEV prior to the field demonstration to ensure the safety, performance, and reliability of the vehicles.

In May 2007, we were awarded a $4.9 million contract to develop a diesel hybrid electric version of our Alternative Mobility Vehicle (AMV) “Aggressor.” This program is a follow on to our successful “Aggressor” vehicle, a high performance light-duty off-road fuel cell hybrid vehicle developed for TARDEC. The objective of this program is to develop a second-generation high-performance light-duty off-road hybrid electric vehicle platform based on the results of and feedback from the U.S. Army’s testing and evaluation of the Aggressor. The propulsion system for this next phase of AMV development will focus on a JP-8 fuel-compatible diesel internal combustion engine based, battery dominant, series hybrid electric system, which would provide a cost-effective, near-term solution as fuel cell technology matures. The target mission profile is long range reconnaissance. Pre-production prototypes will be developed and built for testing and evaluation by selected commands to assess mission suitability, supportability, performance objectives, and guidance on final vehicle configuration.

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

Our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors was completed in November 2006. We anticipate that future programs for CNG applications will be in international markets, specifically Europe, China and India. We recently signed a memorandum of understanding to establish a cooperative joint venture with a major automaker in China for the development and commercialization of hybrid and alternative fuel vehicles, manufacture of gaseous fuel components, and integration of advanced propulsion systems. We also recently signed an agreement for the marketing, sales, and distribution in India of its leading alternative fuel vehicle products and systems for compressed natural gas (CNG), blends of natural gas and hydrogen, and liquid petroleum gas (LPG). We are currently in discussions with other China-based automotive OEMs and other parties in Europe to modify existing components and systems to meet specific vehicle applications for those markets.

Our industry is also dependent upon a limited number of third party suppliers of materials and components for our products. Any quality problems or supply shortages with respect to these components could negatively impact our business. In the past, we have experienced pressure on the availability of high-strength fiber from our primary supplier, and we are looking for alternative suppliers to fulfill our needs in the event of any potential shortages. Any issues with respect to the availability of raw materials such as high-strength fiber could negatively impact our ability to develop and manufacture fuel storage systems for our customers.

On March 24, 2006, we obtained a 35.5% stake (since diluted to 20.6% as of April 30, 2007) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack.

Tecstar Automotive Group Segment

Our Tecstar Automotive Group segment engineers and integrates specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles. Our accessory packages are typically for new OEM body styles, mid-cycle enhancements, specialty products, and high-performance engines and drivetrains. We also have engineering, design and prototype vehicle build capabilities focused on powertrain projects and complete vehicle concepts, such as military vehicle and high-performance and racing engines for cars, boats and motorcycles, and complete race cars.

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

In February 2006, we acquired all of the stock of Regency Conversions, Inc. (Regency). Regency is one of the largest vehicle converters in North America and supplements our second stage vehicle manufacturing and aftermarket parts business by offering additional distribution channels directly to automotive dealers, and significantly broadens our customer base beyond OEMs. In addition, it is anticipated that the Tecstar Automotive Group segment’s manufacturing and engineering expertise will allow Regency to improve its product offerings and enter new vehicle markets. The addition of Regency enables us to assemble a specialty equipment package on a new vehicle and directly sell our system in conjunction with a vehicle sale from the OEM to high-volume customers or dealerships under a QVM-Quality Vehicle Manufacturing arrangement but without utilizing the OEM marketing network.

In January 2006, we obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (UPC), a business venture formed with UPC’s minority interest partner Unique Performance, Inc. to manufacture limited edition high performance vehicles. The new venture began production of a Chip Foose-designed Ford Stallion Mustang in June 2006.

The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets. In August 2005 and January 2007, we were contracted by Force Protection Industries to assist in second stage assembly programs for special military vehicle assembly.

We completed our acquisitions of Tecstar Automotive Group, Empire Coach and Regency on March 3, 2005, September 15, 2005 and February 8, 2006, respectively. Acquisitions meeting business combinations criteria give rise to goodwill. The excess of the cost of acquiring Tecstar Automotive Group, Empire Coach and Regency over the net of the amounts we assigned to their assets acquired and liabilities assumed, amounting to $102.1 million, $0.6 million and $2.9 million, respectively, was recognized as goodwill in connection with the acquisitions. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. Goodwill associated with the Empire Coach and Regency acquisitions was allocated 100% to the Tecstar Automotive Group business segment. During the second quarter of fiscal 2007, we noted indicators of impairment and tested the goodwill to determine whether it was impaired. These tests determined that goodwill was impaired related to the acquisitions of Tecstar Automotive Group and Empire Coach resulting in non-cash charges to write-down goodwill totaling $72.3 million which was recorded for the three months ended October 31, 2006. The portion of goodwill associated with the acquisition of Tecstar Automotive Group allocated to the Tecstar Automotive Group business segment, amounting to $71.7 million, was determined to be fully impaired and was written-off. Goodwill related to the acquisition of Empire Coach was also determined to be fully impaired and was written off in the amount of $0.6 million.

In November 2006, a new OEM customer for the Tecstar Automotive Group, Nissan North America, Inc. (Nissan), who had previously signed a letter of intent with us to produce a special edition pick-up truck, formally notified us that their management had canceled the program. We reached a mutually agreed upon arrangement with Nissan and received $3.1 million on April 18, 2007 for prototype development engineering activities performed through the program cancellation date.

In September 2005, we sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (Tarxien), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $0.3 million in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1.5 million revolving credit facility with a commercial bank. Concord Coatings, Inc. was accounted by us as a variable interest entity and was consolidated in our financial statements due to the fact Concord Coatings required additional subordinated financial support from Tecstar Automotive Group. During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with the commercial bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from the bank. Tecstar Automotive Group’s purchase of the loan allowed us to have a lead secured position over the remaining Concord Coatings assets in connection with the sale of the entire operations completed on December 31, 2006 to an unrelated third party. Total consideration received by Tecstar Automotive Group on the sale of the business amounted to $0.2 million. . The disposal of Concord Coatings assets and liabilities resulted in a potential gain of $0.9 million, of which $0.6 million was recognized through April 30, 2007. Although we accounted for the sales transaction as a divestiture of the business, we continue as a significant customer for the Concord Coatings business and accordingly, do not report the historical results of the business as part of discontinued operations.

In September 2005, we acquired a 51.0% interest in Empire Coach Enterprises, LLC (Empire Coach), a second stage limousine manufacturer, for $0.6 million in cash pursuant to an Asset Purchase Agreement. On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continued in possession of its property and managed the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act through the date of sale of its business to an unrelated third party on April 27, 2007 pursuant to an Asset Purchase and Sales Agreement dated April 3, 2007. Empire Coach received $0.4 million in consideration for the sale of all its business assets to the buyer along with the buyer assuming the long-term facility lease and certain other liabilities. Our wholly-owned subsidiary, Tecstar Automotive Group, provided a guarantee for the obligations under the facility lease in connection with the origination of the lease in September 2005. This guarantee, scheduled to expire in February 2013 in connection with the end of the lease term, continues to remain in place. We accounted for the sale of the Empire Coach business as a discontinued operation.

In January 2007, we obtained a new $30.6 million credit facility with an asset based lender affiliated with the $15.0 million senior subordinated convertible note holders (Convertible Notes). As an inducement to the holders of the Convertible Notes to provide the new credit facility and to amend certain negative covenants contained in the Convertible Notes, we entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes, primarily a reset of the conversion price from $5.77 to $2.36 per share. As a result of the substantial changes to the original Convertible Notes and the execution of the guaranty by Quantum of the obligations under the Convertible Notes, there is an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million. The replacement of the original debt instrument with the new debt instrument resulted in a non-cash charge of $6.3 million recorded in the third quarter of fiscal 2007 in connection with the amendment of the Convertible Notes. The difference between the fair value and face value of the Convertible Notes of $6.3 million as of January 31, 2007 is being amortized against interest expense over the remaining 65 months of the expected life of the notes to reflect the effective interest rate of the new debt instrument.

During fiscal 2007, Tecstar Automotive Group implemented certain cost reduction initiatives that included closure of its second stage assembly facility in Haslet, Texas and consolidation of two administrative facilities in the Detroit, Michigan metropolitan area into one of the facilities. In addition, the corporate administrative functions of Tecstar Automotive Group, previously based in Goshen, Indiana were relocated to our corporate headquarters in Irvine, California. The total charges relating to these restructuring activities in fiscal 2007 amounted to $2.4 million of which $2.3 million was incurred in our fiscal fourth quarter. As of April 30, 2007, $1.7 million of the restructuring charges remained outstanding and are included in other accrued liabilities in our consolidated balance sheet.

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

For the fiscal years ended April 2005, 2006 and 2007, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 77%, 82% and 57%, respectively, of our total consolidated revenue for these periods. Sales of our products to and contracts with Toyota Motor Company represented 11% of our total consolidated revenue for the fiscal year ended April 30, 2005.

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

In connection with our strategic alliance, we issued stock to General Motors, representing 19.9% (since diluted to 5.8% as of July 2, 2007) of our total outstanding equity following our January 2003 public offering, for consideration of a nominal cash contribution and access to certain of General Motors’ proprietary information. Under the alliance, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, we anticipate that this commitment will be waived or partially waived in the future. During the fiscal year ended April 30, 2007, we spent approximately $0.8 million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. We include the costs of shipping and handling, when incurred, in cost of goods sold. We recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Our historical final contract costs have usually approximated the initial estimates and any unforeseen changes in the estimates have not normally resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

•

We recorded our acquisitions of Tecstar Automotive Group, Empire Coach and Regency Conversions in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” In determining the fair value of the assets acquired and liabilities assumed in connection with our acquisitions, we consider the evaluations of independent valuation consultants and other estimates.

•

We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. During the second quarter of fiscal 2007, certain indicators of impairment led us to perform an impairment test of our goodwill and other intangible assets. Based upon the results of this initial test, we determined that an impairment of our goodwill existed. The amount of the impairment to be recorded was based upon an estimate recorded in the second quarter of fiscal 2007 based on a second test that calculated the difference between the fair value of the goodwill and its carrying value. This second test was finalized in the third quarter of fiscal 2007 and did not change the estimate previously recorded. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record additional impairment charges. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•

Effective May 1, 2006 we adopted revised SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123R in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma number impact described in Note 2 of our Notes to Consolidated Financial Statements under “Share-Based Compensation.”

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on a portion of our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At April 30, 2007, our gross deferred tax assets have been partially offset by a valuation allowance, resulting in an overall net deferred tax liability position that is recorded on the consolidated balance sheet.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Effective for the first quarter of fiscal 2007, we adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We did not incur a charge upon the adoption nor have prior period amounts presented herein been restated to reflect the adoption of SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we adopted these provisions as of the beginning of our current fiscal year effective May 1, 2006. No significant changes resulted in our accounting for inventory from the adoption of SFAS 151 in fiscal 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 157.

Results of Operations

Years Ended April 30, 2006 and 2007

Net revenue and operating income (loss) for our business segments for the years ended April 30, 2006 and 2007 were as follows:

	Revenue		Operating Loss
	Year Ended April 30		Year Ended April 30
	2006	2007	2006	2007
		(in thousands)
Quantum Fuel Systems	$19,782	$17,679	$(13,383)	$(12,444)
Tecstar Automotive Group	172,094	129,005	(10,097)	(101,886)
Corporate(1)	—	—	(9,853)	(14,973)

Total	$191,876	$146,684	$(33,333)	$(129,303)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Overall revenue decreased $45.2 million from $191.9 million in fiscal 2006 to $146.7 million in fiscal 2007. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $43.8 million in fiscal 2007 as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006.

Overall operating loss increased $96.0 million, from $33.3 million in fiscal 2006 to $129.3 million in fiscal 2007 primarily due to impairment charges of $71.7 million in fiscal 2007 for the impairment of goodwill related to our acquisition of Tecstar Automotive Group. In addition to the goodwill impairment charge, we experienced increased operating losses in our Tecstar Automotive Group of $20.1 million from $10.1 million in fiscal 2006 to $30.2 million in fiscal 2007 as a result of the decline in second stage product revenues and increased selling, general and administrative expenses as a result of the Regency acquisition. Our Corporate segment had an increase in expenses of $5.1 million in fiscal 2007 compared to fiscal 2006 as a result of expanded support to administer a larger base of subsidiaries and $3.1 million in higher share-based compensation charges as a result of the adoption of SFAS 123R at the beginning of fiscal 2007.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment increased $1.9 million, or 22%, from $8.8 million in fiscal 2006 to $10.7 million in fiscal 2007. Product sales during fiscal 2006 and 2007 primarily consist of orders associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems and our hydrogen fuel metering and fuel storage systems for Toyota’s fuel cell bus platform. In fiscal 2007, we also began deliveries of hydrogen hybrid vehicles that provided sales of $1.4 million. Sales related to compressed natural gas fuel systems were at the same level in both fiscal 2006 and fiscal 2007 at $8.2 million. Sales related to Toyota’s bus platform were $0.7 million in fiscal 2006 and $1.0 million in fiscal 2007. We expect compressed natural gas product sales to decline significantly during fiscal 2008 in connection with the expiration of the current natural gas vehicle program with General Motors. Overall, we expect Quantum Fuel Systems product revenues in fiscal 2008 to be higher than fiscal 2007 due to anticipated shipments of hydrogen fuel storage systems to be used in General Motors’ fuel cell vehicle program and shipments attributable to our expanding customer base for hydrogen hybrid vehicles.

Cost of product sales for the Quantum Fuel Systems segment increased $0.2 million, or 2%, from $9.3 million in fiscal 2006 to $9.5 million in fiscal 2007. The increase in fiscal 2007 is mainly due to the higher overall sales volume in the segment. Gross profits on product sales for the Quantum Fuel Systems segment increased from a loss of $0.5 million in fiscal 2006 to a gross profit of $1.2 million in fiscal 2007. The favorable trend is mainly attributable to the increased sales volume and reductions in variable overhead costs in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment decreased $4.0 million, or 36%, from $11.0 million in fiscal 2006 to $7.0 million in fiscal 2007. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We expect contract revenues to expand in fiscal 2008 to a level that nears fiscal 2006 amounts realized as we perform engineering and testing on development programs with General Motors, the South Coast Air Quality Management District and the U.S. military.

Research and development expense associated with funded development contracts decreased $2.6 million, or 28%, from $9.4 million in fiscal 2006 to $6.8 million in fiscal 2007 mainly due to a reduced level of funded program activities. Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $1.1 million, or 13%, from $8.4 million in fiscal 2006 to $7.3 million in fiscal 2007.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.4 million, or 9%, from $4.4 million in fiscal 2006 to $4.8 million in fiscal 2007. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 16% in fiscal 2007 compared to 13% in fiscal 2006. A portion of the increase in fiscal 2007 related to share-based compensation charges of $0.1 million as a result of the adoption of SFAS 123R.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in fiscal year 2007 was the same as in fiscal 2006 and amounted to $1.7 million.

Operating loss for the Quantum Fuel Systems segment in fiscal 2007 was $12.4 million, a decrease of $1 million, compared to fiscal 2006 loss of $13.4 million. Although we expect continued improvement in this segment during fiscal 2008, we anticipate that the Quantum Fuel Systems segment will continue to incur operating losses over the next year.

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

Overall revenues for the Tecstar Automotive Group of $129 million for fiscal 2007 decreased $43.1 million, or 25%, from fiscal 2006 revenues of $172.1 million. This decrease is mainly due to declines in product revenues as a result of the expiration of certain second stage contracts and changeovers in vehicle platforms by General Motors that have occurred since the second half of fiscal 2006 that were partially offset by $34.2 million in additional revenues generated by our Regency operations in fiscal 2007.

Product sales for the Tecstar Automotive Group decreased $43.8 million, or 27%, from $163.2 million in fiscal 2006 to $119.4 million in fiscal 2007. Product sales include second stage assembly revenues that are associated with second stage automotive manufacturing facilities located near General Motors assembly plants. Second stage assembly revenues decreased $33.9 million, or 37%, from $92.2 million in fiscal 2006 to $58.3 million in fiscal 2007 due to the expiration of programs noted above. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $61.6 million and $50.2 million in fiscal 2006 and 2007, respectively. Other revenues totaled $9 million and $10.3 million in fiscal 2006 and 2007, respectively. Although we are still in a major transition period with changeover in vehicle platforms, we anticipate product sales in fiscal 2008 to be higher than fiscal 2007 due to the anticipated growth of several recently initiated programs, the expected launch of certain new programs and the addition of new OEM customers as well as expanding efforts in the commercial and military vehicle area.

Cost of product sales for the Tecstar Automotive Group decreased $31.5 million, or 21%, from $152.5 million in fiscal 2006 to $121 million in fiscal 2007. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross loss on product sales was $1.6 million in fiscal 2007 as compared to gross profit of $10.7 million in fiscal 2006. The unfavorable trend is primarily due to significantly lower volumes of second-stage activities in fiscal 2007, under utilized facilities and product mix.

Contract revenue for the Tecstar Automotive Group increased $0.8 million, or 9%, from $8.9 million in fiscal 2006 to $9.7 million in fiscal 2007. Revenue is associated with design and engineering services for development of concept vehicles, prototype vehicle builds and manufacturing process development. Contract revenues mainly include services provided to General Motors and Force Protection in fiscal years 2006 and 2007 and to Nissan in fiscal 2007. Research and development expense associated with cost of contract revenue increased $1.7 million, or 21%, from $8.1 million in fiscal 2006 to $9.8 million in fiscal 2007. A portion of the increase in fiscal 2007 related to share-based compensation charges of $0.2 million as a result of the adoption of SFAS 123R.

Selling, general and administrative expenses for the Tecstar Automotive Group were $19.1 million in fiscal 2006 and $23.2 million in fiscal 2007, an increase of $4.1 million or 21%. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The increase in the current year is mainly due to the expanded activities related to the operations of Regency and Unique Performance that were not included for a full year in fiscal 2006. Selling, general and administrative expenses attributable to these two entities were $5.0 million and $1.4 million during fiscal 2007. Selling, general and administrative expenses for the Tecstar Automotive Group also includes $0.5 million during fiscal 2007 of share-based compensation expense as a result of the adoption of SFAS123R.

Amortization of intangibles was $2.4 million and $2.9 million for fiscal years 2006 and 2007, respectively. Amortization primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts (UPC). The increase in the current year is due to a full year of amortization expense for Regency and UPC intangibles that were acquired in the second half of fiscal 2006.

Restructuring charges of $2.3 million were incurred during fiscal 2007, primarily related to the closure of our second stage assembly facility in Haslet, Texas and consolidation of two administrative facilities in the Detroit, Michigan metropolitan area into one of the facilities. In addition, the corporate administrative functions of Tecstar Automotive Group, previously based in Goshen, Indiana were relocated to our corporate headquarters in Irvine, California. As of April 30, 2007, $1.7 million of the restructuring charges remained outstanding and are included in other accrued liabilities in our consolidated balance sheet.

Operating loss for the Tecstar Automotive Group segment was $10.1 million and $101.9 million for fiscal years 2006 and 2007, respectively. Included in the fiscal 2007 operating loss was an impairment charge for goodwill of $71.7 million. Although we expect that our Tecstar Automotive Group segment will continue to incur operating losses over the next year, we anticipate that the performance of the segment will be favorably impacted as a result of cost reduction initiatives implemented during the second half of fiscal 2007 and initiatives planned to be implemented during the first half of fiscal 2008.

Corporate

Corporate expenses increased $5.1 million, or 52%, from $9.9 million in fiscal 2006 to $15.0 million in fiscal 2007. The increase in fiscal 2007 compared to fiscal 2006 was due in part to share-based compensation expense of $3.1 million as a result of the adoption of SFAS123R, increased audit related fees and services of $0.4 million and $0.4 million for investor relation expenses. Expansion of corporate activities related to subsidiaries added in the second half of fiscal 2006 have also contributed to the increased level of costs incurred in fiscal 2007 as compared to the prior year. Corporate expenses as a percentage of total revenues increased to 10% for fiscal 2007 as compared to 5% for fiscal 2006.

Non-Reporting Segment Results

Interest Income and Expense. Interest income decreased $0.4 million, from $1.1 million in fiscal 2006 to $0.7 million in fiscal 2007. Interest expense amounted to $4.8 million in fiscal 2007 as compared to $3.0 million in fiscal 2006. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006 along with debt obligations related to a new credit facility with an asset based lender executed on January 31, 2007 that replaced all credit facilities with Comerica Bank. The increase in interest expense is attributable to higher prime interest rates and higher levels of borrowing under the applicable credit facilities in fiscal 2007 as compared to fiscal 2006. Interest expense for fiscal 2007 includes $0.2 million of additional expense related to amortization of debt origination costs incurred in connection with the new credit facility and $0.3 million reduction of expense related to the amortization of the debt premium resulting from the amendment of the convertible notes discussed below. We expect interest expense to increase in fiscal 2008 due to the higher interest rates on the new credit facility and anticipated higher levels of amounts borrowed.

Extinguishment of Debt. On January 31, 2007, we secured a $30.6 million credit facility with an asset-based lender affiliated with the senior subordinated convertible note holders. In connection with the new credit facility, we agreed to amend the convertible notes and we guaranteed all of Tectar Automotive Group’s obligations under the convertible notes (see Liquidity and Capital Resources below). As a result of the substantial changes to the original convertible notes and the execution of the guaranty, there is an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The replacement of the original debt instrument with the new debt instrument resulted in a one-time charge of $6.3 million recorded in connection with the amendment of the convertible notes in fiscal 2007. Beginning in the fourth quarter of fiscal 2007, we are amortizing the $6.3 million premium recorded from the early extinguishment of debt as a reduction of interest expense on a straight-line basis over the expected remaining life of the subordinated convertible notes.

Gain on Disposal of Subsidiary. During fiscal 2007, we recognized $0.6 million as a gain on the disposal of the Concord Coatings business in a transaction that was completed on December 31, 2006. The disposal of Concord Coatings assets and liabilities resulted in a total potential gain of $0.9 million, of which $0.3 million has been deferred and is expected to be recognized during fiscal 2008.

Minority Interest in Losses of Subsidiaries. During fiscal years 2006 and 2007, our net losses were reduced by $0.4 million and $1.0 million, respectively, for the portion of losses incurred by our consolidated subsidiaries that were allocated to minority equity interests. For fiscal 2007, the allocation primarily related to the minority holders of Advanced Lithium Power Inc. For fiscal 2006, the allocation primarily related to the minority holders of Concord Coatings and Unique Performance Concepts, LLC.

Income Taxes. During fiscal years 2006 and 2007, we realized tax benefits of approximately $0.7 million and $0.9 million, respectively, primarily as a result of the declining temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition. A partial valuation allowance has been established for our net deferred tax assets due to our lack of earnings history. We anticipate incurring net losses and to continue to realize a tax benefit as a result of the declining temporary difference related to intangible assets over the next twelve months.

Loss from Discontinued Operations. As a result of the sale of the Empire Coach business in April 2007, we now classify the historical operations of the business from the date of our original acquisition of Empire Coach in September 2005 to the date of the disposal of the business as discontinued operations. Accordingly, certain reclassifications have been made to fiscal year 2006 amounts to conform to the fiscal 2007 presentation. Operating losses from the discontinued Empire Coach business amounted to $3.3 million for fiscal 2007 as compared to $1.3 million for fiscal 2006.

Years Ended April 30, 2005 and 2006

Net revenue and operating income (loss) for our business segments for the years ended April 30, 2005 and 2006 were as follows:

	Revenue		Operating Income (Loss)
	Year Ended April 30		Year Ended April 30
	2005	2006	2005	2006
	(in thousands)
Quantum Fuel Systems	$22,982	$19,782	$(8,143)	$(13,383)
Tecstar Automotive Group	31,318	172,094	344	(10,097)
Corporate(1)	—	—	(6,011)	(9,853)

Total	$54,300	$191,876	$(13,810)	$(33,333)

(1)	Represents corporate expenses not allocated to any of the reporting segments.

Overall revenue increased $137.6 million from $54.3 million in fiscal 2005 to $191.9 million in fiscal 2006. This increase in overall revenue is mainly a result of the inclusion of Tecstar Automotive Group’s operations in our consolidated results since the merger with Tecstar Automotive Group on March 3, 2005 and was partially offset by a decrease in revenue from our Quantum Fuel Systems segment. Net revenue from our Quantum Fuel Systems segment decreased $3.2 million from $23.0 million in fiscal 2005 to $19.8 million in fiscal 2006 primarily as a result of lower product sales.

Overall operating loss increased $19.5 million, from $13.8 million in fiscal 2005 to $33.3 million in fiscal 2006. The increase in fiscal 2006 is mainly due to the addition of Tecstar Automotive Group segment which had an operating loss of $10.1 million compared to operating income in the prior year of $0.3 million and a $5.2 million increase in the operating loss of our Quantum Fuel Systems segment as a result of lower product sales and contract revenue. Corporate expenses increased $3.8 million in fiscal 2006.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $1.9 million, or 18%, from $10.7 million in fiscal 2005 to $8.8 million in fiscal 2006. Product sales during fiscal 2005 and 2006 consisted of our hydrogen fuel metering and fuel storage systems for Toyota Motor Corporation’s fuel cell vehicle platforms and sales associated with General Motors’ pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems. Sales related to hydrogen fuel metering and fuel storage systems for fuel cell vehicle applications were $4.7 million in fiscal 2005 and $0.7 million in fiscal 2006 as a result of the completion and shipment during fiscal 2005 of all units ordered under Toyota’s fuel cell SUV platform and previous generation of our fuel system for the bus platform. During the fourth quarter of fiscal 2006, we began shipping the current generation of hydrogen fuel storage systems for Toyota’s bus platform. Sales related to compressed natural gas fuel systems increased $2.1 million, or 35%, from $6.0 million in fiscal 2005 to $8.1 million in fiscal 2006. The increase in fiscal 2006 is mainly due to increased sales volume and increased average unit prices related to the General Motors’ pick-up truck program.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.4 million, or 4%, from $9.7 million in fiscal 2005 to $9.3 million in fiscal 2006. The decrease in fiscal 2006 is mainly due to the decreased sales volume related to our hydrogen fuel metering and fuel storage systems and was partially offset by increased sales volume and increased average unit costs related to our compressed natural gas fuel systems.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $1.5 million from a positive $1.0 million in fiscal 2005 to a negative $0.5 million in fiscal 2006. The decrease in fiscal 2006 is mainly attributable to lower sales volume for our hydrogen fuel metering and fuel storage systems.

Contract revenue for the Quantum Fuel Systems segment decreased $1.3 million, or 11%, from $12.3 million in fiscal 2005 to $11.0 million in fiscal 2006. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors, Daimler Chrysler, Toyota and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

Research and development expense associated with development contracts increased $1.9 million, or 25%, from $7.5 million in fiscal 2005 to $9.4 million in fiscal 2006. The increase in research and development expenses associated with development contracts during fiscal 2006 is primarily due to additional system design, product development and application engineering expenses for certain production-intent based development programs, which requires additional system engineering, testing, and validation work necessary to meet OEM production-ready requirements. Internally funded research and development expense for the Quantum Fuel Systems segment increased slightly by $0.2 million, or 2%, from $8.2 million in fiscal 2005 to $8.4 million in fiscal 2006.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.4 million, or 10%, from $4.0 million in fiscal 2005 to $4.4 million in fiscal 2006. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 13% for both fiscal 2005 and fiscal 2006.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in fiscal year 2006 was the same as in fiscal 2005 and amounted to $1.7 million.

Operating loss for the Quantum Fuel Systems segment increased $5.3 million, from $8.1 million in fiscal 2005 to $13.4 million in fiscal 2006. The increase in the operating loss for the Quantum Fuel Systems segment for fiscal 2006 is primarily a result of decreased sales volume related to our hydrogen fuel metering and fuel storage systems and higher research and development expenses associated with development contracts.

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

Overall revenues for the Tecstar Automotive Group of $172.1 million for fiscal 2006 decreased $11.9 million or 6.5% from fiscal 2005 pro forma revenues of $184 million as if the merger with Tecstar Automotive Group had been completed on May 1, 2004. The decline primarily resulted from the expiration of certain second stage contracts with General Motors in the second half of fiscal 2006.

Product sales for the Tecstar Automotive Group totaled $163.2 million in fiscal 2006. Second stage assembly revenues were $92.2 million in fiscal 2006 and are associated with second stage automotive manufacturing facilities located in Louisiana, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors assembly plants. Substantially all product sales for this business segment were to General Motors in fiscal 2006. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks were $61.6 million and other revenues totaled $9.0 million in fiscal 2006, respectively.

Cost of product sales for the Tecstar Automotive Group was $152.5 million in fiscal 2006. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $10.7 million or 6.2% of sales for fiscal 2006.

Contract revenue for the Tecstar Automotive Group was $8.9 million in fiscal 2006. Revenue is associated with design and engineering services for concept vehicles and a second stage assembly consulting project for a special military vehicle assembly program for Force Protection Industries. Research and development expense associated with cost of contract revenue was $8.1 million in fiscal 2006.

Selling, general and administrative expenses for the Tecstar Automotive Group were $19.1 million in fiscal 2006 or 11% of total segment revenue for fiscal 2006. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. In addition, foreign currency transaction gains of $0.9 million in fiscal 2006 related to our Canadian second stage operations are included as a reduction of selling, general and administrative expenses.

Amortization of intangibles was $2.4 million in fiscal 2006 and primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisition of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts.

Operating loss for the Tecstar Automotive Group segment was $10.1 million in fiscal 2006. This operating segment loss in fiscal 2006 included $4.4 million in operating losses from our paint operations in Canada, with $3.4 million in operating losses based on operational charges and impairment of assets identified during the fourth quarter of fiscal 2006 at Concord Coatings.

Corporate

Corporate expenses increased by $3.9 million, or 65%, from $6.0 million in fiscal 2005 to $9.9 million in fiscal 2006 primarily as a result of supporting the addition of the Tecstar Automotive Group segment operations for an entire year compared to only approximately two months in fiscal 2005. Corporate expenses as a percentage of total revenues decreased to 5% in fiscal 2006 as compared to 11% in fiscal 2005.

Non-Reporting Segment Results

Interest Income and Expense. Interest income increased by $0.1 million, or 10%, from $1.0 million in fiscal 2005 to $1.1 million in fiscal 2006. The increase is primarily a result of higher yields earned due to increases in the federal funds rate over the course of fiscal 2006 and partially offset by declines in levels of cash and marketable securities. Interest expense amounted to $3.0 million in fiscal 2006 as compared to $0.3 million in fiscal 2005. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006.

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

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities in fiscal 2007 was $37.4 million as compared to a cash use of $36.8 million during fiscal 2006. The cash used during fiscal 2007 is primarily due to a net loss of $44.9 million before the non-cash effects of goodwill impairments, depreciation and amortization, loss on extinguishment of debt, stock compensation charges, restructuring charges, and other items. The loss from operations was offset by favorable changes in levels of operating assets and liabilities of $7.5 million, primarily related to a decrease in levels of accounts receivable that resulted from non-recurring collections related to programs with General Motors in the first quarter of fiscal 2007. Net cash used in operations increased to $14.0 million during the fourth quarter of fiscal 2007 as compared to $10.8 million in the third quarter primarily as a result of a reduction in our level of accounts payable. We anticipate that levels of cash required for operations in fiscal 2008 will be favorably impacted by cost reduction initiatives implemented in the fourth quarter of fiscal 2007 and further cost reduction initiatives contemplated for the first half of fiscal 2008. This favorable impact will be offset in part by one-time cash requirements required to implement certain of these initiatives.

Net cash provided by investing activities during fiscal 2007 was $9.7 million as compared to net cash provided of $9.3 million during fiscal 2006. The net cash provided in the current fiscal year mainly results from a net reduction of marketable securities of $14.0 million as offset by purchases of property and equipment of $5.6 million. The decline of marketable securities primarily resulted from a sale of our remaining portfolio of marketable securities in December 2006 that netted cash proceeds of $15.0 million that were used to reduce outstanding borrowings under credit facilities with Comerica Bank. Purchases of property and equipment were mainly related to the development of tooling for new aftermarket programs.

Net cash provided by financing activities during fiscal 2007 was $22.6 million as compared to $24.4 million during fiscal 2006. Cash provided during fiscal 2007 was principally from the sales of our common stock and from borrowings under a new credit facility. We sold 4.4 million and 6.1 million shares of our stock to investors in private placements during the months of June and October 2006 that provided $12.5 million and $10.0 million in gross proceeds, respectively. Transaction fees related to the stock sales amounted to $1.7 million in the aggregate. During the second half of fiscal 2007, certain investors exercised warrants issued in connection with the October private placement that provided additional cash proceeds of $1.3 million. In December 2006, we used $15.0 million of the net proceeds from the sale of our marketable securities to reduce the outstanding borrowings under credit facilities with Comerica Bank. In January 2007, we secured a new $30.6 million credit facility with an asset based lender. We borrowed $25.9 million under the new credit facility during fiscal 2007 and used $9.6 million of the funds to repay the remaining outstanding borrowings and accrued interest under the credit facilities with Comerica Bank. The facilities with Comerica Bank terminated in connection with the repayment on January 31, 2007.

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

On June 29, 2006, we completed a private placement transaction which yielded proceeds of $12.5 million from the sale of 4,403,000 shares of our common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, we completed a private placement transaction which yielded proceeds of $10.0 million from the sale of 6,098,000 shares of our common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. The investors also received warrants in connection with the private placement transactions. In January and February 2007, we received $1.3 million from the exercise of a portion of the warrants issued in connection with the private placement that closed on October 27, 2006.

On January 31, 2007, we entered into a $30.6 million Credit Agreement (Credit Agreement) with an asset-based lender affiliated with the $15.0 million senior subordinated convertible note holders (Convertible Notes).

The Credit Agreement provides for a $20.6 million revolving line of credit (Revolver) and a $10.0 million term loan (Term Loan). The maturity date for the Revolver and Term Loan is January 31, 2010. The maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at April 30, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. As of April 30, 2007, we had outstanding borrowings of $10.0 million on the Term Loan and $15.9 million on the Revolver and our eligible borrowing base on the Revolver was $17.0 million.

On June 22, 2007, we completed a private placement transaction that yielded net proceeds of $17.6 million from the sale of 12.5 million shares of our common stock at a price of $1.50 per share, which represented a discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of our common stock at an exercise price of $2.09 in connection with the transaction that expire in December 2014. The transaction triggered a reset of the conversion price of the Convertible Notes from $2.36 to $1.35 per share and a reset of the conversion price of the “A” warrants issued in the private placement that we closed in October 2006 from $2.36 to $1.50 per share.

On July 16, 2007, we secured a $5.0 million unconditional commitment from our asset based lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option. The option for either party expires on August 1, 2008. Should we choose to draw on the commitment, the lender has the option to choose between the three following structures: (i) in exchange for Quantum’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the last 10 days weighted average trading price prior to funding, and the coupon on the note equal to 12.0% payable in Quantum’s common stock, and (iii) a senior secured straight note at 18.0 % interest rate due in two years from the date of funding that amortizes monthly in exchange for Quantum’s common stock at a 10.0% discount if the stock is trading at or above $1.00 or, if the stock is trading below $1.00, it will be at the lenders option whether or not to skip the amortization payment. Interest on the two debt structures would be paid quarterly in exchange for Quantum’s common stock at a 10.0% discount if the stock is trading at or above $1.00, or at the lenders option if below $1.00 to add the coupon payment to the outstanding principal of the note. In exchange for extending the commitment, we granted to the lender the option to make a $5.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into Quantum’s common stock at a price equal to the 10 day weighted average trading price prior to funding.

Our obligations under the Credit Agreement are guaranteed by all of our domestic subsidiaries with the exception of Empire Coach Enterprises, LLC and Amstar, LLC and are secured by substantially all of our assets and the assets of our subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement, originally amounting to $1.7 million and reflected as deferred loan fees on the consolidated balance sheet are being amortized against interest expense over the three-year life of the Credit Agreement.

The Credit Agreement contained certain point in time financial covenants that have since been satisfied as a result of our $18.75 million capital raise pursuant to the private placement completed on June 22, 2007. There are no further financial covenants that we will be required to meet prior to the maturity date. The Credit Agreement also contains reporting requirements, representations and warranties, and negative and affirmative covenants customary for a transaction of this nature.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group, Inc. entered into an amendment to the Convertible Notes effective January 31, 2007. The Convertible Notes were originally dated July 12, 2004 and assumed by us in connection with our acquisition of the Tecstar Automotive Group in March 2005. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% payment-in-kind was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%), (iv) the senior debt limitation covenant was increased from $30.0 million to $35.0 million, (v) the aggregate senior and subordinate debt limitation covenant was increased from $45.0 million to $60.0 million, (vi) the conversion price was reset from $5.77 to $2.36 per share, (vii) an anti-dilution provision was added which results in the conversion price being reset to the level of the issue price of shares issued if issued for less than $1.50 per share, and (viii) the holders of the Convertible Notes cannot convert prior to November 24, 2007.

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

Liquidity

The ratio of current assets to current liabilities declined from 1.5:1 as of April 30, 2006 to 1.4:1 as of April 30, 2007. During fiscal 2007, our total working capital decreased by $9.1 million, from $26.4 million at April 30, 2006 to $17.3 million at April 30, 2007.

Our principal sources of liquidity at April 30, 2007 included cash and cash equivalents of $4.0 million; restricted cash equivalents of $1.0 million; and up to $4.7 million available under our new credit facility, subject to future levels of our eligible receivables and inventory. The restricted cash equivalents are collateralized for the benefit of General Motor’s Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency’s operations.

We have incurred recurring operating losses and negative cash flows from operating activities. Although in fiscal 2007 we reduced workforce levels and implemented certain other cost saving initiatives, we used $37.4 million in cash for operating activities. This raises a level of doubt about our ability to continue as a going concern that was considered in our plans and intentions to fund operations over the next twelve months. Our current operating plan anticipates increased revenues and improved profit margins. Should these increased revenues and profit margins not be achieved, we will continue our efforts to implement a cost reduction program based on specific triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures that are planned to commence in the first half of fiscal 2008. These cost cutting measures may include significant reductions in research and development, sales and marketing and other reductions that could potentially limit our ability to pursue new programs or new customers. We believe that our working capital and available committed funding, including the $5.0 million commitment received on July 16, 2007 as well as the funding available on our $30.6 million credit facility, are sufficient to fund our operating activities for at least the next twelve months. Additionally, we may sell certain subsidiaries or other long-lived assets to provide for a portion of our liquidity in the future.

If we require additional capital resources to fund future losses or to take advantage of strategic opportunities, to complete product and application development, to expand operations, or to fund future operating activities, we believe our cash requirements can be adequately sourced through public or private offerings of equity or debt securities. Although we cannot assure the reader that such additional sources of financing will be available at acceptable terms given our historical recurring operating losses and negative operating cash flows, the continued and planned implementation of our cost reduction program will help to mitigate this risk. An inability by us to reduce costs and improve operating margins or to raise sufficient capital to fund our operations would have a material adverse affect on us and could impact our ability to continue as a going concern.

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

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2007 (see Notes 11 and 13 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$13,919,467	$4,505,362	$6,266,737	$3,092,071	$55,297
Long-term Debt	44,008,298	3,150,059	39,163,412	1,066,742	628,085
Employment Agreements(1)	11,996,000	6,415,000	5,581,000	—	—
Scheduled Interest Payments	10,948,109	4,681,867	6,116,138	129,970	20,134

Total	$80,871,874	$18,752,288	$57,127,287	$4,288,783	$703,516

(1)	Includes agreements in place as of May 1, 2007 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executive officers, see the text of the employment agreements, which are filed as exhibits to this report.

Research and Development Funding Commitment. Pursuant to our Corporate Alliance Agreement with General Motors, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for each of the calendar years 2002 through 2005, we anticipate that this commitment will be waived or partially waived in the future. During fiscal 2007, we spent approximately $0.8 million for directed research and development activities at the direction of GM.

Royalties. Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the Corporate Alliance Agreement. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. As of April 30, 2007, no revenue sharing payments have been applicable.

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

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains aggregated approximately $0.1 million for the year ended April 30, 2007.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $1.1 million during fiscal 2007. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006 and $18.7 million at April 30, 2007. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

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

(a) Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of April 30, 2007, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Design and Evaluation of Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

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

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of April 30, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007 has been audited by Ernst and Young, LLP, an independent registered public accounting firm, as stated in their report which is set forth on the following page.

(c) Changes in Internal Control Over Financial Reporting

At April 30, 2006 we reported that we had a material weakness as a result of not having the internal resources necessary to apply the numerous complex accounting standards to non-routine transactions in a timely manner. During fiscal 2007, we developed a remediation plan that involved a restructure and enhancement of our internal accounting resources and functions to resolve the material weakness. As part of the mediation plan, we added an assistant controller to our corporate finance and accounting department and relocated Tecstar Automotive Group’s accounting functions from Goshen, Indiana to our corporate headquarters in Irvine, California. We began implementing this plan during our fiscal second quarter and completed this plan in our fiscal fourth quarter.

Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Quantum Fuel Systems Technologies Worldwide, Inc. maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Fuel Systems Technologies Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Quantum Fuel Systems Technologies Worldwide, Inc. maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Quantum Fuel Systems Technologies Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries as of April 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2007 and April 30, 2005 of Quantum Fuel Systems Technologies Worldwide, Inc., and our report dated July 16, 2007 expressed an unqualified opinion thereon.

Irvine, California

July 16, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

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

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our fiscal 2007 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit No.	Description
2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto).

2.2	Agreement and Plan of Merger, dated as of November 23, 2004, by and among the Registrant, Quake Sub, Inc. and Starcraft Corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on November 23, 2004).

2.3	Agreement and Plan of Merger, dated February 8, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., Regency Acquisition Company, LLC, Regency Conversions, Inc., and the shareholders of Regency Conversions, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 29, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

Exhibit No.	Description
10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.6(a)	Quantum Fuel Systems Technologies Worldwide, Inc. Amended 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 that was filed with the SEC on September 9, 2005).

10.6(b)*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-96923), which was filed with the SEC on July 23, 2002).

10.7†	Corporate Alliance Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.8	Master Technical Development Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.32 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.9	Stock Transfer Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation, (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.10	Registration Rights Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.11	Lease, dated August 18, 1997, between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc., as Lessee (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998, which was filed with the SEC on July 29, 1998).

10.12	Lease, dated as of March 31, 2000, by and between IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000, which was filed with the SEC on June 30, 2000).

10.13	Memorandum of Understanding and Teaming Agreement, dated May 22, 2000, between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

Exhibit No.	Description
10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.17	Amendment to Lease Agreement, dated October 18, 2000, among the Registrant, IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. and Klein Investments (incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.19	Lease, dated March 5, 2004, between Klein Investments, Family Limited Partnership, as Lessor, and the Registrant, as Lessee (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.20	Memorandum of Understanding, dated June 2, 2004, between the Registrant and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-101668), which was filed with the SEC on December 5, 2002).

10.22(a)	Amended and Restated Employment Agreement, dated May 1, 2006, by and between Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.22(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.22(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.22(c)*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.22(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

Exhibit No.	Description
10.22(e)*	Addendum B to Employment Agreement, dated as of November 2, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.23(a)	Employment Agreement, dated January 10, 2006, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.23(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.23(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.23(c)*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.23(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(e)*	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(f)*	Addendum C to Employment Agreement, dated as of November 2, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.24*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.25(a)	Employment Agreement, dated May 1, 2006, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.25(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.25(b)*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.26(a)	Employment Agreement, effective May 1, 2006, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.26(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.26(b)*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.27*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Michael H. Schoeffler (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

Exhibit No.	Description
10.28(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Richard C. Anderson (incorporated herein by reference to Exhibit 10.28(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.28(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Richard C. Anderson (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.29(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Douglass C. Goad (incorporated herein by reference to Exhibit 10.29(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.29(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Douglass C. Goad (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.30(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.30(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.30(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.31*	Form of Restricted Stock Award Agreement under the Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.33*	Summary of Director Compensation Arrangements for Fiscal Year 2007 (Incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 1, 2006).

10.34	Registration Rights Agreement, dated March 3, 2005, by and among the Registrant, Kelly L. Rose, Jeffrey P. Beitzel, Richard C. Anderson and Douglass C. Goad (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.35	Loan Agreement, dated February 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 31, 2002, which was filed with the SEC on May 7, 2002).

10.36	First Amendment to Loan Agreement and Note, dated as of May 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.37	Amendment No. 2 to Loan Agreement and Consent, dated as of June 7, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

Exhibit No.	Description
10.38	Amendment to Loan Agreement, dated August 1, 2003, between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.39	Loan Agreement, dated June 28, 2002, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.15 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.40	Amendment No. 1 to Loan Agreement, dated April 6, 2003, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.41	Amendment to Loan Agreement, dated August 1, 2003, between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.42	Credit Agreement, dated January 16, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.43	Amendment No. 1 to Credit Agreement, dated January 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.44	Amendment No. 2 to Credit Agreement, dated March 28, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.45	Amendment No. 3 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(d) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.46	Amendment No. 4 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(e) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.47	Amendment No. 5 to Credit Agreement, effective September 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(f) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.48	Form of Revolving Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.49	Form of Swing-line Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

Exhibit No.	Description
10.50	Loan Agreement, made as of April 30, 2003, between Tecstar Manufacturing Canada Limited and Comerica Bank (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.51	First Amendment to Loan Agreement, dated August 1, 2003, between Tecstar Manufacturing Canada, Ltd. and Comerica Bank (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.52	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 (incorporated herein by reference to Exhibit 4.16 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.53	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 (incorporated herein by reference to Exhibit 4.17 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.54	Convertible Senior Subordinated Note Purchase Agreement, dated July 12, 2004, among Starcraft Corporation and certain purchasers named therein (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Starcraft Corporation filed with the SEC on July 14, 2004).

10.55	License Agreement, dated September 12, 1991, by and between Starcraft Corporation and Starcraft RV, Inc. (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.56	License Agreement, dated January 18, 1991, by and between Starcraft Corporation and Starcraft Recreational Products, Ltd. (incorporated herein by reference to Exhibit 10.25 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.57	Reimbursement Agreement, dated as of December 12, 2000, between Starcraft Corporation, National Mobility Corporation, Imperial Automotive Group, Inc., Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(a) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.58	Security Agreement, entered into as of December 12, 2000, between Starcraft Corporation, Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.59	Real Property Mortgage (LaGrange County, Indiana) (Elkhart County, Indiana), dated as of December 12, 2000, by Starcraft Corporation, f/k/a Rokane Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.60	Agreement for Office Lease, dated February 15, 2003, by and between Gateway Property Development, LLC and Starcraft Corporation (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.61*	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

Exhibit No.	Description
10.62*	Employment Agreement, effective May 1, 2006, by and between the Registrant and Bradley J. Timon (incorporated herein by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.63*	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2005).

10.64	Amended and Restated Credit Agreement, dated September 9, 2005, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 that was filed with the SEC on December 12, 2005).

10.65	Second Amended and Restated Credit Agreement, dated May 19, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.66	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank (incorporated herein by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.67	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank (incorporated herein by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.68	Security Agreement, dated May 19, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., each of its Subsidiaries, and Comerica Bank (incorporated herein by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.69	Guaranty, dated May 19, 2006, by and among Registrant, each of its subsidiaries, and Comerica Bank (incorporated herein by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.70	Amended and Restated Credit Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank (incorporated herein by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.71	Security Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank (incorporated herein by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.72	Guarantee, dated May 19, 2006, by and between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.72 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.73	Third Amended Credit Agreement dated June 30, 2006 (Amendment No. 1 to Credit Agreement and Waiver) (incorporated herein by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

Exhibit No.	Description
10.74	Agreement, dated June 30, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.75	Assignment and Assumption of Option to Purchase Agreement, dated February 13, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Cartwright, LLC (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.76	Form of Securities Purchase Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.77	Form of Registrations Rights Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.78	Form of Common Stock Purchase Warrant issued in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.78 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.79	Form of Securities Purchase Agreement, dated October 27, 2006, by and among the Registrant and each of the Investors named therein (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2006).

10.80	Form of Common Stock Purchase Warrant “A” dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.81	Form of Common Stock Purchase Warrant “B” dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.82	Form of Additional Warrant dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.83	Form of Registrant Rights Agreement dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file dated October 27, 2006).

10.84	Credit Agreement dated January 31, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2007).

10.85	Term Note dated January 31, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.86	Revolving Credit Note dated January 31, 2007 (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.87	Subsidiary Guaranty of Credit Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.88	Security Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.89	Pledge Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

Exhibit No.	Description
10.90	Mortgage dated January 31, 2007 (incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.91	Amendment to Subordinated Convertible Promissory Note Purchase Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.10 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.92	Amended and Restated Subordinated Convertible Promissory Notes dated January 31, 2007 (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.93	Quantum Guaranty of Amended and Restated Subordinated Promissory Notes dated January 31, 2007 (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.94	Security Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.95	Separation Agreement dated March 27, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.96	Lease Termination Agreement dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.97	Guaranty dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.98	Promissory Note dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.99	Binding Letter of Intent dated May 11, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on May 16, 2007).

16.1	Letter re: Change in Certifying Accountants dated November 25, 2005 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on November 23, 2005).

16.2	Letter re: Change in Certifying Accountants dated February 16. 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2007).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries as of April 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2007. Additionally, we have audited the consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2005. Our audits also included the financial statement schedule listed in Item 15(a) for the years ended April 30, 2007 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries at April 30, 2007 and the consolidated results of their operations and their cash flows for the years ended April 30, 2007 and April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein for the years ended April 30, 2007 and April 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Quantum Fuel Systems Technologies Worldwide, Inc.’s internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California

July 16, 2007

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

/s/    MCGLADREY AND PULLEN, LLP

Irvine, California

July 28, 2006, except for the 14th paragraph of Note 4 as to which the date is July 16, 2007.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,012,610	$4,018,986
Accounts receivable, net	28,785,558	20,092,696
Inventories, net	34,965,750	30,640,467
Tooling and engineering	2,511,876	127,170
Prepaids and other current assets	2,027,305	1,579,928

Total current assets	77,303,099	56,459,247
Property and equipment, net	23,716,716	18,700,342
Restricted cash equivalents and marketable securities	15,000,000	1,000,000
Deferred loan fees	—	1,543,195
Intangible assets, net	59,954,867	55,418,247
Goodwill	105,593,765	33,850,468
Deposits and other assets	740,154	571,871

Total assets	$282,308,601	$167,543,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,881,031	$23,128,261
Accrued payroll obligations	2,677,661	2,122,068
Accrued interest	739,996	731,503
Notes payable	2,225,574	2,205,292
Deferred revenue	796,037	1,062,605
Accrued warranties	804,518	1,064,562
Customer deposits	6,151,754	835,123
Other accrued liabilities	1,252,211	3,659,969
Current maturities of long-term debt	9,339,212	4,313,135

Total current liabilities	50,867,994	39,122,518
Long-term debt, net of current maturities	33,092,568	45,704,394
Deferred income taxes	5,885,143	4,942,472
Other accrued liabilities	401,227	140,804
Commitments and contingencies
Minority interests	468,801	103,608
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 53,774,113 issued and outstanding at April 30, 2006 and 65,052,399 issued and outstanding at April 30, 2007	53,774	65,052
Additional paid-in-capital	262,803,600	289,371,009
Accumulated deficit	(71,076,473)	(211,605,770)
Accumulated other comprehensive loss	(189,033)	(301,717)

Total stockholders’ equity	191,592,868	77,529,574

Total liabilities and stockholders’ equity	$282,308,601	$167,543,370

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2005	2006	2007
Revenue:
Net product sales	$40,747,861	$172,055,980	$130,016,726
Contract revenue	13,552,172	19,819,676	16,666,970

Total revenue	54,300,033	191,875,656	146,683,696
Costs and expenses:
Cost of product sales	36,188,831	161,860,800	130,446,532
Research and development	17,176,021	25,859,671	23,988,449
Selling, general and administrative	12,617,444	33,406,770	42,853,039
Amortization of intangibles	2,127,775	4,081,908	4,536,476
Restructuring charges	—	—	2,443,261
Impairment loss on goodwill	—	—	71,718,601

Total costs and expenses	68,110,071	225,209,149	275,986,358

Operating loss	(13,810,038)	(33,333,493)	(129,302,662)
Interest income	950,865	1,056,141	662,834
Interest expense	(309,688)	(3,033,887)	(4,816,329)
Gain on disposal of subsidiary	—	—	555,005
Loss on early extinguishment of debt	—	—	(6,300,000)
Minority interest in losses of subsidiaries	—	405,695	1,011,191
Other income (expense), net	80,241	(14,185)	86,551
Income tax benefit (provision)	(10,170)	655,186	856,008

Loss from continuing operations	(13,098,790)	(34,264,543)	(137,247,402)
Loss from discontinued operations	—	(1,268,512)	(3,281,895)

Net loss	$(13,098,790)	$(35,533,055)	$(140,529,297)

Per share data—basic and diluted:
Loss from continuing operations	$(0.37)	$(0.64)	$(2.22)
Loss from discontinued operations	—	(0.03)	(0.06)

Net loss	$(0.37)	$(0.67)	$(2.28)

Number of shares used in per share calculations—basic and diluted	35,048,437	53,283,956	61,760,458

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity	Comprehensive Income (loss)

	Shares	Amount	Shares	Amount
Balance at April 30, 2004	999,969	$1,000	30,673,089	$30,673	$119,864,432	$(22,444,628)	$—	$97,451,477
Issuance of common stock in connection with acquisition	—	—	20,995,683	20,995	134,561,332	—	—	134,582,327
Stock option exercises	—	—	65,794	66	254,953	—	—	255,019
Warrant issuances and exercises	—	—	691	1	(1)	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	18,000	18,000	$18,000
Net loss	—	—	—	—	—	(13,098,790)	—	(13,098,790)	(13,098,790)

Comprehensive loss									$(13,080,790)

Balance at April 30, 2005	999,969	$1,000	51,735,257	$51,735	$254,680,716	$(35,543,418)	$18,000	$219,208,033
Issuance of restricted stock	—	—	91,806	92	(92)	—	—	—
Share-based compensation recognized on restricted stock award	—	—	—	—	108,399	—	—	108,399
Issuance of common stock in connection with acquisition	—	—	1,815,000	1,815	7,563,095	—	—	7,564,910
Stock option exercises	—	—	132,050	132	451,482	—	—	451,614
Accumulated other comprehensive loss	—	—	—	—	—	—	(207,033)	(207,033)	$(207,033)
Net loss	—	—	—	—	—	(35,533,055)	—	(35,533,055)	(35,533,055)

Comprehensive loss									$(35,740,088)

Balance at April 30, 2006	999,969	$1,000	53,774,113	$53,774	$262,803,600	$(71,076,473)	$(189,033)	$191,592,868
Share-based compensation on stock option and restricted stock awards	—	—	—	—	4,455,059	—	—	4,455,059
Issuance of common stock to private investors	—	—	10,500,089	10,500	20,820,329	—	—	20,830,829
Stock option exercises	—	—	10,400	10	33,602	—	—	33,612
Warrant exercises	—	—	767,797	768	1,258,419	—	—	1,259,187
Accumulated other comprehensive loss	—	—	—	—	—	—	(112,684)	(112,684)	$(112,684)
Net loss	—	—	—	—	—	(140,529,297)	—	(140,529,297)	(140,529,297)

Comprehensive loss									$(140,641,981)

Balance at April 30, 2007	999,969	$1,000	65,052,399	$65,052	$289,371,009	$(211,605,770)	$(301,717)	$77,529,574

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(13,098,790)	$(35,533,055)	$(140,529,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	5,554,528	10,503,621	11,962,037
Loss on disposal and impairment of property and equipment	18,563	223,870	1,197,106
Share-based compensation charges	—	108,399	4,455,059
Deferred income taxes	—	(676,433)	(942,671)
Gain on exchange rate changes	—	(908,313)	(85,138)
Minority interest in losses of subsidiaries	—	(405,695)	(1,011,191)
Gain on sale of Concord Coatings	—	—	(555,005)
Loss on early extinguishment of debt	—	—	6,300,000
Amortization of deferred loan fees and premium on convertible notes	—	—	(124,958)
Impairment loss on goodwill	—	—	71,718,601
Impairment of goodwill and loss on disposal of discontinued operations			609,443
Restructuring charges	—	—	2,110,617
Changes in operating assets and liabilities:
Accounts receivable	352,475	(2,626,575)	9,068,993
Inventories	(5,176,690)	(4,939,541)	3,037,249
Tooling and engineering	111,841	(1,180,942)	1,345,295
Refundable income taxes	52,829	2,144,672	63,484
Deposits and other assets	1,646,286	(982,349)	659,643
Accounts payable	4,097,442	(8,061,162)	(1,955,950)
Deferred revenue	—	—	266,568
Customer deposits	973,923	5,177,831	(5,171,686)
Other accrued liabilities	(1,294,420)	326,418	194,871

Net cash used in operating activities	(6,762,013)	(36,829,254)	(37,386,930)

Cash flows from investing activities:
Purchases of property and equipment	(1,900,381)	(7,960,415)	(5,570,220)
Proceeds from sale of property and equipment	52,000	—	1,036,997
Proceeds from sale of Concord Coatings			213,517
Acquisition transaction costs	(9,067,024)	(3,829,691)	—
Purchases of marketable securities	(36,666,956)	(17,754,554)	(6,138,584)
Proceeds from sales and maturities of marketable securities	53,391,984	38,857,093	20,138,584
Other non-current assets	39,605	—	—

Net cash provided by investing activities	5,849,228	9,312,433	9,680,294

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended April 30,
	2005	2006	2007
Cash flows from financing activities:
Proceeds (payments) on capital lease and other obligations	(11,443)	(19,083)	21,684
Proceeds from issuance of notes payable	250,000	1,500,000	10,000,000
Payments on notes and obligations payable	(58,162)	(497,394)	(1,595,286)
Loan origination fee payments	—	—	(1,709,006)
Borrowings (payments) on revolving credit agreements	(3,506,942)	22,603,997	(6,867,546)
Proceeds from issuance of common stock, net of transaction fees	—	—	20,830,829
Proceeds from exercises of warrants and stock options	255,019	451,614	1,292,799
Contributions from minority interest holders	—	387,544	645,998

Net cash provided by (used in) financing activities	(3,071,528)	24,426,678	22,619,472
Effect of exchange rate changes on cash	(7,900)	366,065	93,540

Net decrease in cash and cash equivalents	(3,992,213)	(2,724,078)	(4,993,624)
Cash and cash equivalents at beginning of period	15,728,901	11,736,688	9,012,610

Cash and cash equivalents at end of period	$11,736,688	$9,012,610	$4,018,986

Supplemental schedule of non-cash investing and financing activity:
Acquisitions of Tecstar Automotive Group, Regency and Empire Coach:
Fair value of tangible assets acquired	$52,445,578	$7,851,435	$(300,000)
Goodwill and intangibles	149,294,699	8,319,066	574,209
Fair value of liabilities assumed	(57,189,042)	(5,052,784)	(274,209)
Issuance of common stock	(134,582,328)	(7,564,910)	—
Accounts payable and other liabilities for unpaid acquisition costs	(901,883)	276,884	—
Formation of Advanced Lithium Power and Unique Performance Concepts:
Fair value of tangible assets contributed	—	40,387	—
Fair value of intangibles contributed	—	476,998	—
Fair value of liabilities assumed	—	(40,387)	—
Minority interest	—	(564,542)	—
Sale of Empire Coach and Concord Coatings businesses:
Carrying value of assets disposed	—	—	(1,821,010)
Carrying value of liabilities disposed	—	—	2,484,413
Carrying value of accumulated other comprehensive loss	—	—	16,511
Increase in deferred gain	—	—	(348,964)
Supplemental disclosure information:
Cash paid during the year for:
Interest	$(94,973)	$(2,751,299)	$(4,170,707)
Income taxes	(7,365)	(21,247)	—

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum” or the “Company”) provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems and accessories for specialty vehicles and applications including fuel cells, hybrids, alternative fuels, hydrogen refueling, new body styles, mid-cycle vehicle product enhancements and high performance engines and drive trains for Original Equipment Manufacturers (OEMs) and OEM dealer networks. The Company also designs, engineers and manufactures hybrid and fuel cell vehicles.

Prior to July 23, 2002, the Company was a wholly-owned division of IMPCO Technologies, Inc. (IMPCO). On this date, IMPCO distributed the stock of the Company to stockholders of IMPCO (the “Distribution”) based on a distribution ratio of one share of the Company’s common stock for every share of IMPCO common stock outstanding on the record date. The Company’s accumulated deficit represents its operating results from the distribution date to the date of the periods presented.

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group, formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. On September 15, 2005, Tecstar Automotive Group acquired a 51.0% interest in Empire Coach Enterprises, LLC (Empire Coach), a second stage limousine manufacturer. On January 18, 2006, Tecstar Automotive Group obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (UPC), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. On February 8, 2006, the Company acquired all of the stock of Regency Conversions, Inc. (Regency), a vehicle converter with extensive distribution channels for second stage vehicle manufacturing and aftermarket parts. On March 24, 2006, the Company obtained an initial 35.5% interest in Advanced Lithium Power Inc. (ALP), a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. The Company’s interest in ALP has since been diluted to 20.6% as of April 30, 2007 as a result of additional equity contributed from other minority shareholders.

In September 2005, the Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (Tarxien), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $0.3 million in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1.5 million revolving credit facility with a commercial bank. Concord Coatings, Inc. was accounted by the Company as a variable interest entity and was consolidated in its financial statements due to the fact Concord Coatings required additional subordinated financial support from Tecstar Automotive Group. The Concord Coatings business was sold pursuant to a transaction completed December 31, 2006 (see Note 8).

The Empire Coach business was sold pursuant to a transaction completed April 27, 2007 (see Note 4).

The Company’s authorized capital stock at April 30, 2007 consists of 20.0 million shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100.0 million shares of common stock, par value $0.001 per share, approximately 66.1 million shares issued and outstanding (which includes approximately 1.0 million shares of Series B common stock). Of the 100.0 million authorized shares of common stock, 2.0 million are designated as Series B common stock. An additional 12.5 million shares of common stock were

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued on June 22, 2007 pursuant to a sale to private investors. In connection with the sale, the Company is required to seek approval from stockholders to increase the number of shares of common stock authorized to cover at least the 15.0 million additional shares of common stock that can be acquired by the investors upon exercise of warrants. The Company anticipates a shareholder vote on the number of authorized shares to be included in its definitive Proxy Statement to be filed in connection with the Company’s fiscal 2007 Annual Meeting of Stockholders.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary, Tecstar Automotive Group, for the period subsequent to the merger completed on March 3, 2005. The consolidated financial statements also include the accounts of each of the following direct and indirect subsidiaries of Tecstar Automotive Group: Regency Conversions, LLC for the period subsequent to the acquisition of Regency on February 8, 2006; Tecstar Partners, LLC, Tecstar, L.P., Tecstar Manufacturing Canada Limited, Tarxien Automotive Products Limited, Troy Tooling, LLC, Classic Design Concepts, LLC (formally known as Classic Acquisition Company, LLC), Wheel to Wheel, LLC, Wheel to Wheel Powertrain, LLC, Powertrain Integration, LLC (Tecstar Automotive Group’s ownership interest of Powertrain Integration increased from 51.0% to 100.0% effective August 31, 2005), Quantum Power and Performance, LLC, Unique Performance Concepts, LLC, and Empire Coach Enterprises, LLC. Also included in the consolidated financial statements are the accounts of Amstar, LLC (Amstar) in which the Company holds an equity ownership position of 50.0% and, since March 24, 2006, the accounts of Advanced Lithium Power Inc. (ALP) have also been included due to the nature of the Company’s voting rights at the shareholder and board level which provides the Company a controlling interest in ALP.

Amstar is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). Tecstar L.P. has a 50.0% equity position in Amstar with AM General LLC holding the remaining 50.0% equity position. Amstar’s operations are similar in nature to Tecstar Automotive Group’s primary business of second stage manufacturing for automotive applications. Tecstar L.P. acts as a guarantor for certain facility lease and other agreements of Amstar and has been determined to be Amstar’s primary beneficiary. The accounts of Amstar are consolidated by the Company as required by FIN 46R. The Company accounts for AM General’s equity position as minority interest (see Note 8).

Concord Coatings, Inc. was a variable interest entity as defined by FIN 46R due to the fact Concord Coatings required additional subordinated financial support by the Company. The accounts of Concord Coatings were consolidated by the Company as required by FIN 46R through December 31, 2006, when the sale of the operations and disposal of all remaining liabilities was effected.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Capital Resources

In July 2002, the Company received $15.0 million in cash in connection with its spin-off from IMPCO. In January 2003, the Company completed a public equity offering of an aggregate of 4.0 million shares of the its common stock at a price of $2.25 per share, which yielded net proceeds of approximately $8.0 million after underwriting discounts and commissions and offering expenses. In October 2003, the Company completed a public equity offering of an aggregate of 8.1 million shares of its common stock at a price of $8.00 per share, which yielded net proceeds of approximately $60.1 million after underwriting discounts and commissions and offering expenses.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2006, the Company completed a private placement transaction which yielded proceeds of $12.5 million from the sale of 4.4 million shares of its common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, the Company completed a private placement transaction which yielded proceeds of $10.0 million from the sale of 6.1 million shares of its common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. The investors also received warrants in connection with the private placement transactions. In January and February 2007, the Company received $1.3 million from the exercise of a portion of the warrants issued in connection with the private placement that closed on October 27, 2006.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a new $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. Outstanding borrowings under the new credit facility totaled $25.9 million at April 30, 2007.

On June 22, 2007, the Company completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of its common stock at a price of $1.50 per share, which represented a 28% discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of the Company’s common stock at an exercise price of $2.09 in connection with the transaction that can be exercised beginning on December 21, 2007 and expire in December 2014. The transaction triggered a reset of the conversion price of the senior subordinated convertible note obligations from $2.36 to $1.35 per share and a reset of the exercise price of the “A” warrants issued in the private placement that the Company closed in October 2006 from $2.36 to $1.50 per share.

On July 16, 2007, the Company secured a $5.0 million unconditional commitment from its asset based lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option. The option for either party expires on August 1, 2008. Should the Company choose to draw on the commitment, the lender has the option to choose between the three following structures: (i) in exchange for the Company’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the last 10 days weighted average trading price prior to funding, and the coupon on the note equal to 12.0% payable in the Company’s common stock, and (iii) a senior secured straight note at 18.0 % interest rate due in two years from the date of funding that amortizes monthly in exchange for the Company’s common stock at a 10.0% discount if the stock is trading at or above $1.00 or, if the stock is trading below $1.00, it will be at the lenders option whether or not to skip the amortization payment. Interest on the two debt structures would be paid quarterly in exchange for the Company’s common stock at a 10.0% discount if the stock is trading at or above $1.00, or at the lenders option if below $1.00 to add the coupon payment to the outstanding principal of the note. In exchange for extending the commitment, the Company granted to the lender the option to make a $5.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into the Company’s common stock at a price equal to the 10 day weighted average trading price prior to funding.

Liquidity

The Company has incurred recurring operating losses and negative cash flows from operating activities. Although in fiscal 2007 the Company reduced workforce levels and implemented certain other cost saving initiatives, it used $37.4 million in cash for operating activities. This raises a level of doubt about the Company’s

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability to continue as a going concern that was considered in management’s plan and intentions to fund operations over the next twelve months. The Company’s current operating plan anticipates increased revenues and improved profit margins. Should these increased revenues and profit margins not be achieved, the Company will continue its efforts to implement a cost reduction program based on specific triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures that are planned to commence in the first half of fiscal 2008. These cost cutting measures may include significant reductions in research and development, sales and marketing and other reductions that could potentially limit the Company’s ability to pursue new programs or new customers. The Company believes that its working capital and available committed funding, including the $5.0 million commitment received on July 16, 2007 as well as the funding available on its $30.6 million credit facility, are sufficient to fund its operating activities for at least the next twelve months. Additionally, the Company may sell certain subsidiaries or other long-lived assets to provide for a portion of its liquidity in the future.

If the Company requires additional capital resources to fund future losses or to take advantage of strategic opportunities, to complete product and application development, to expand operations, or to fund future operating activities, management believes the Company’s cash requirements can be adequately sourced through public or private offerings of equity or debt securities. Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms given the historical recurring operating losses and negative operating cash flows of the Company, the continued and planned implementation of its cost reduction program will help to mitigate this risk. An inability by the Company to reduce costs and improve operating margins or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

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

Revenue Recognition

The Company generally manufactures products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with certain second stage manufacturing, consisting of assembly and integration of fuel systems and specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position (SOP) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Marketable Securities

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. Marketable securities are classified as held-to–maturity when the Company has the positive intent and ability to hold the securities to maturity. Management classified all of its marketable securities as held-to-maturity through the date of the liquidation of its portfolio in December 2006 in connection with the pay down of certain debt obligations. Held-to-maturity securities are stated at amortized cost. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying values because of the short-term maturity of these instruments. Long-term debt, as

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

summarized in Note 11, is either tied to variable interest rate structures and/or approximates fair values consistent with the nature of the debt instrument involved. The fair values of marketable securities held-to-maturity are based primarily on quoted prices for those or similar instruments.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and long-term debt. The Company conducts a major portion of its business with a limited number of customers. For the past three years and for the foreseeable future, General Motors (including subsidiaries of General Motors) represent a significant portion of the Company’s sales and outstanding accounts receivable. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, the Company does not require collateral from customers.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories. Market is determined by replacement cost for raw materials and parts and net realizable value for work-in-process and finished goods. The Company’s business is subject to the risk of technological and design changes. The Company provides for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

Consigned Inventories

The Company’s wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of operations, aggregated $1.1 million during fiscal 2007. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $24.3 million at April 30, 2006 and $18.7 million at April 30, 2007. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

Tooling and Engineering Projects

Tooling and engineering projects represent costs incurred by the Company in the development of tooling and engineering services provided by the Company primarily for second-stage vehicle development programs. The Company defers tooling and engineering project costs in anticipation of a specific fuel system or vehicle

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development program in accordance with SOP No. 81-1. The costs generally consist of engineering, design and the purchase of materials and supplies for the assembly of fuel systems or vehicles and costs incurred for assets to be used in connection with a specific program. Costs incurred for assets expected to be used in connection with long-lived second stage programs are classified as property and equipment and depreciated over the life of the program. Deferred costs are subject to evaluation of their probable recoverability. Forecasted losses on incomplete projects are recognized currently.

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

Goodwill and Other Intangible Assets

The issuance of shares related to the Company’s strategic alliance with General Motors has been recorded at the estimated fair market value on the date of the Distribution, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.” The intangible asset is carried at cost less accumulated amortization. The Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors (see Note 3 and Note 10).

In connection with the Company’s strategic alliance with General Motors, the Company’s acquisitions of Tecstar Automotive Group and Regency, and the formation of business ventures Unique Performance Concepts and ALP, certain intangible assets, as defined by SFAS No. 142, “Goodwill and Other Intangible Assets,” were identified that are subject to amortization over periods ranging from 29 months to 360 months. These intangible assets arise from contractual or other legal rights and include Tecstar Automotive Group’s customer related intangibles and existing technologies and Regency’s dealer network and trade names.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in acquisitions of Tecstar Automotive Group, Empire Coach and Regency. In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of February 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the second quarter of fiscal 2007, certain indicators of impairment led the Company to perform an impairment test of its goodwill and other intangible assets that resulted in an impairment loss on goodwill related to the Company’s acquisitions of Tecstar Automotive Group of $71.7 million and Empire Coach of $0.6 million (See Note 10).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Costs

The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranty is provided for terms similar to those offered by the OEM to its customers and generally range from two to three years. Estimates are based, in part, on historical experience.

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

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

The fair value concepts have not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company determined that it will continue to use the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite vesting period of the option grants or other stock–based awards. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under APB 25, the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro-forma footnote disclosure; however, SFAS 123R requires an estimate

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from operating or financing activities.

As a result of adopting SFAS 123R on May 1, 2006, the Company’s loss from continuing operations and net loss for fiscal 2007 is $4.3 million higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for fiscal 2007 is $0.07 higher than if the Company had continued to account for share-based compensation under APB 25.

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

	Year Ended April 30,
	2005	2006
Net loss, as reported	$(13,098,790)	$(35,533,055)
Add: Share-based employee compensation expense related to restricted stock included in reported net income, net of related tax effects	—	108,399
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,089,000)	(5,202,399)

Pro forma net loss	$(16,187,790)	$(40,627,055)

Earnings per share:
Basic and Diluted—as reported	$(0.37)	$(0.67)

Basic and Diluted—pro forma	$(0.46)	$(0.76)

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

Interest Expense

The Company accounts for amortization of deferred loan origination costs incurred on its credit facilities and amortization of the premium recorded on senior subordinated convertible notes upon the early extinguishment of debt under the “effective interest method.” This method adjusts interest expense recorded for contractual interest payments under these debt obligations by the amortization of loan costs and the premium recorded on a straight line basis over the expected life of the debt obligations to arrive at an effective interest expense.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Translation of Foreign Currency

Assets and liabilities of Tecstar Canada are translated at rates of exchange in effect at the close of the fiscal year. Revenues and expenses are translated at the average rates of exchange for the period. Translation gains and losses are accumulated within other comprehensive income as a separate component of stockholders’ equity. Foreign currency transaction gains and losses (transactions denominated in a currency other than Tecstar Canada’s local currency) are included in selling, general and administrative expenses, and net foreign currency transaction losses aggregated $0.1 million for the approximately two month period ended April 30, 2005 subsequent to the Tecstar Automotive Group acquisition and currency transaction gains aggregated $0.9 million and $0.1 million for the years ended April 30, 2006 and 2007, respectively.

Reclassification

Certain reclassifications have been made to fiscal year 2005 and 2006 amounts to conform to the fiscal year 2007 presentation.

Other Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company adopted these provisions as of the beginning of fiscal year 2007. No significant changes resulted in the Company’s accounting for inventory from the adoption of SFAS 151 during fiscal 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of FAS 157.

3. Strategic Relationships and Related Party Transactions

Agreements with General Motors

The Company has entered into a strategic alliance with General Motors regarding the development of fuel systems for fuel cell applications. Under the terms of the strategic alliance, General Motors acquired shares of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock originally representing 19.9% of the Company’s issued and outstanding capital stock following the Distribution. As a result of subsequent issuances of capital stock via public offerings, private placements, stock options exercises and in connection with the acquisitions of Tecstar Automotive Group and Regency, General Motors ownership has declined to approximately 5.8% of the Company’s issued and outstanding common stock as of July 2, 2007.

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

As outlined above, the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, the Company anticipates that this commitment will be waived or partially waived in the future. During fiscal 2007, total spending on directed research and development projects with General Motors approximated $0.8 million. Each party retains the ownership of its existing technology and will jointly own technology that is

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

created under the alliance. The Company has the opportunity to use jointly created technologies in certain aspects of its business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

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

Through April 30, 2007, no revenue sharing payments have been applicable or recognized under the Corporate Alliance Agreement.

Stock Transfer Agreement

The Company entered into a Stock Transfer Agreement pursuant to which it agreed to issue to General Motors shares of Series A common stock representing 19.9% (since diluted to 5.8% as of July 2, 2007) of the Company’s total issued and outstanding capital stock after the Distribution. The Company issued the Series A common stock immediately following the Distribution. The Series A common stock automatically converted into common stock upon the closing of the Company’s public offering of common stock in January 2003. The Company also issued to General Motors an aggregate of 999,969 shares of its non-voting Series B common stock upon the completion of the Company’s January 2003 public equity offering.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreement with Cartwright

The Company leases its principal executive offices, located in Irvine, California, from Cartwright, LLC (Cartwright). Cartwright is owned by the Company’s chief executive officer, chairman of the board and a party unrelated to the Company. Cartwright acquired the real property from an unrelated third party on March 3, 2006. The Company’s lease terms were unchanged by the purchase of the property by Cartwright. The Company’s lease is scheduled to expire in August 2009 and includes an option to extend the term of the lease for five years. Total payments under the lease agreement by the Company to Cartwright for fiscal year 2007 amounted to $0.6 million and for the period March 3, 2006 to April 30, 2006 amounted to $0.1 million.

4. Acquisitions

Tecstar Automotive Group

On March 3, 2005, the Company acquired all of the outstanding shares of stock of Tecstar Automotive Group pursuant to an Agreement and Plan of Merger as of November 23, 2004 in a transaction accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations.”

Under the purchase method of accounting, the total consideration for the transaction was $145.9 million and consisted of the exchange of Tecstar Automotive Group shares for the Company’s common stock valued at $134.6 million, cash payments for Tecstar Automotive Group’s stock options and directors’ shares of $7.2 million, direct transaction fees and expenses of $3.3 million, and a separation agreement with Tecstar Automotive Group’s chairman of the board valued at $0.8 million.

The Company finalized its allocation of purchase consideration during the fourth quarter of fiscal 2006. The final allocation included $102.1 million allocated to goodwill (see Note 10) and $46.7 million allocated to intangible assets consisting of Tecstar Automotive Group’s contractual relationship with General Motors and acquired intellectual property. A deferred tax liability arises due to temporary differences in the intangible asset bases for tax and book purposes. The impact of the temporary differences in the Company’s consolidated income taxes resulted in a net deferred tax liability of $6.1 million recorded in connection with the acquisition (declining to $4.9 million as of April 30, 2007).

Regency Conversions, Inc.

On February 8, 2006, the Company acquired all of the outstanding shares of stock of Texas-based Regency Conversions, Inc. in exchange for $3.3 million in cash and 1,815,000 shares of the Company’s common stock pursuant to an Agreement and Plan of Merger in a transaction accounted for as a purchase under SFAS No. 141.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company finalized its allocation of the purchase price during the fourth quarter of fiscal 2007. Under the purchase method of accounting, the total consideration for the transaction was $11.2 million and consists of the following:

Issuance of Quantum Common Stock	$7,804,910
Cash consideration	3,300,000
Direct transaction fees and expenses	70,000

Total consideration	$11,174,910

The components of the purchase allocation of the acquired business of Regency based upon management’s estimates and management’s consideration of evaluations of independent valuation consultants at the date of the acquisition is as follows:

Tangible assets acquired at fair value:
Cash & cash equivalents	$571,331
Accounts receivable	1,816,878
Inventories	5,043,896
Property and equipment	1,026,308

8,458,413

Liabilities assumed at fair value:
Accounts payable	(4,092,309)
Accrued payroll obligations	(391,241)
Note payable	(479,282)
Accrued warranties	(450,000)
Other accrued liabilities	(86,612)
Deferred income taxes	(554,527)

(6,053,971)

Net tangible assets acquired at fair value	2,404,442
Specifically identifiable intangible assets acquired at fair value:
Dealer network	4,280,000
Trade names	1,040,000
Goodwill	3,450,468

Total allocation of consideration	$11,174,910

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Data

The operating results of Tecstar Automotive Group and Regency have been included in the Company’s consolidated financial statements from the date of the acquisitions on March 3, 2005 and February 8, 2006, respectively. The pro forma financial data set forth below gives effect to the Company’s mergers with Tecstar Automotive Group and Regency as if the acquisitions had been completed on May 1, 2004. The pro forma financial data includes adjustments to increase the number of shares used in per share calculations as a result of shares issued in connection with the Tecstar Automotive Group and Regency transactions. The pro forma financial data excludes those adjustments made to allocate the purchase consideration to Tecstar Automotive Group’s and Regency’s assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

	Year Ended April 30, 2005		Year Ended April 30, 2006
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
	(in thousands, except per share amounts)
Net revenue	$54,300	$255,517	$191,876	$226,087
Operating loss	$(13,810)	$(19,521)	$(33,333)	$(33,284)
Net loss	$(13,099)	$(20,495)	$(35,533)	$(36,327)
Net loss per share:
Basic & Diluted	$(0.37)	$(0.38)	$(0.67)	$(0.66)
Number of shares:
Basic & Diluted	35,048	54,360	53,284	54,645

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the Tecstar Automotive Group and Regency acquisitions occurred on May 1, 2004.

Empire Coach Enterprises

In September 2005, Tecstar Automotive Group and a minority interest partner formed Empire Coach Enterprises, LLC, for the purpose of acquiring the operations of Empire Coach, Inc., a second stage limousine manufacturer. Tecstar Automotive Group received a 51.0% controlling interest in the new business venture for no consideration and subsequently contributed $0.6 million in cash. The new LLC used the cash contribution to acquire the operations of Empire Coach, Inc. pursuant to an Asset Purchase Agreement dated September 15, 2005. The Company accounted for the transaction as a purchase under SFAS No. 141 and allocated $0.6 million to goodwill, $0.3 million to the fair value of tangible assets acquired and $0.3 million to the fair value of liabilities assumed.

During the second quarter of fiscal 2007, indications that an impairment of the goodwill associated with the acquisition existed due primarily to poor operating results of Empire Coach that were well below its fiscal 2007 operating plan. In connection with impairment testing that was performed by the Company (see Note 10), the Company recorded a charge of $0.6 million to write-down the full amount of the Empire Coach goodwill.

On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continued in possession of its property and managed the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act through the date of sale of its business to an unrelated third party on April 27, 2007 pursuant to an Asset Purchase and Sales Agreement dated April 3, 2007. Empire Coach received $0.4 million in consideration for the sale of all its business assets to the buyer along with the buyer assuming the long-term facility lease and certain other

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. Tecstar Automotive Group provided a guarantee for the obligations under the facility lease in connection with the origination of the lease in September 2005. This guarantee, scheduled to expire in February 2013 in connection with the end of the lease term, continues to remain in place.

The Company has accounted for the sale of the Empire Coach business as a discontinued operation. Accordingly, the operations of Empire Coach from the period since the acquisition date through the date of the sale of the business have been presented as loss from discontinued operations on the accompanying Consolidated Statements of Operations.

A summary of Empire Coach’s operating activities is as follows:

	Year ended April 30,
	2006(1)	2007
Net product sales	$806,537	$2,771,698
Costs and expenses:
Cost of product sales	1,586,116	4,594,355
Selling, general and administrative	488,933	763,434
Impairment loss on goodwill	—	598,905

Total costs and expenses	2,075,049	5,956,694

Operating loss	(1,268,512)	(3,184,996)
Interest expense	—	(86,362)
Loss on disposal of business	—	(10,537)

Loss from discontinued operations	$(1,268,512)	$(3,281,895)

(1)	Represents the period from the date of acquisition of Empire Coach on September 15, 2005 through April 30, 2006.

5. Restricted Cash Equivalents and Marketable Securities

As of April 30, 2006, the Company had collateralized approximately $15.0 million of cash equivalents and marketable securities in connection with Tecstar Automotive Group’s revolving credit facility with a commercial bank. During fiscal 2007, the Company also collateralized $1.0 million for the benefit of General Motors Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency’s operations.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under the commercial bank credit facility. The loss on the sale of marketable securities prior to their stated maturity dates was insignificant. As of April 30, 2007, the balance of restricted cash equivalents consists solely of the $1.0 million collateralized in connection with the GMAC arrangement.

6. Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2006	April 30, 2007
Customer accounts billed	$25,623,255	$18,940,800
Customer accounts unbilled	3,687,551	1,782,872
Allowance for doubtful accounts	(525,248)	(630,976)

Accounts receivable, net	$28,785,558	$20,092,696

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

Inventories consist of the following:

	April 30, 2006	April 30, 2007
Materials and parts	$31,022,896	$31,133,107
Work-in-process	2,071,794	912,505
Finished goods	4,433,363	3,016,378

	37,528,053	35,061,990
Less provision for obsolescence	(2,562,303)	(4,421,523)

Inventories, net	$34,965,750	$30,640,467

8. Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2006 and April 30, 2007, Amstar had accumulated deficits of $0.5 million and $0.7 million, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2006 and April 30, 2007 for AM General.

AM General advanced $0.25 million to Amstar on March 22, 2005, $0.75 million on May 16, 2005 and $0.75 million on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The total advances of $1.75 million are payable upon demand and are included as part of notes payable on the consolidated balance sheet.

Empire Coach

The former Chief Operating Officer of Empire Coach owns a 49% minority interest position in the accounts of Empire Coach and has not provided or been required to provide any capital contributions to date. As of April 30, 2006 and April 30, 2007, Empire Coach has incurred accumulated deficits of $1.3 million and $4.6 million, respectively. The minority interest is not required to provide capital resources to cover accumulated deficits. Accordingly, the accumulated deficit has been entirely allocated to the Company and there is no balance to be reported as minority interest as of April 30, 2006 and April 30, 2007 for Empire Coach. The operating assets of the business were sold in connection with Empire Coach’s bankruptcy filing in a transaction completed on April 27, 2007 (see Note 4).

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $0.3 million that consisted of tooling assets under construction of $0.25 million and cash of $50,000 and the minority interest provided capital contributions totaling $0.3 million that consisted of trade name and dealer network intangibles of $0.25 million and cash of $50,000. The minority interest in net losses of UPC amounted to $0.1 million from the date of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formation to the end of fiscal 2006 and $0.6 million for fiscal year 2007. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, the amount reflected for minority interest on the consolidated balance sheet for UPC decreased from $0.2 million as of April 30, 2006 to zero as of April 30, 2007.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. During fiscal 2007, ALP received a total of $0.6 million in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% as of the date of formation on March 24, 2006 to 79.4% as of April 30, 2007.

The net equity of ALP as of April 30, 2006, and April 30, 2007, was $0.4 million and $26,000 respectively. The minority interest position as of April 30, 2006 and April 30, 2007 amounted to $0.3 million and $0.1 million, respectively.

Concord Coatings

In September 2005, the Tecstar Automotive Group sold substantially all the assets of its production paint facility, Tarxien Automotive Products Ltd. (Tarxien), to Concord Coatings, Inc. in exchange for a 20% equity interest in Concord Coatings, $0.3 million in cash, and a promissory note with a principal amount of approximately $1.2 million. Tecstar Automotive Group, through its wholly-owned subsidiary Tarxien, acted as one of the guarantors for Concord Coating’s CAD$1.5 million revolving credit facility with a commercial bank. Concord Coatings, Inc. was accounted by the Company as a variable interest entity and was consolidated in the Company’s financial statements due to the fact Concord Coatings required additional subordinated financial support from Tecstar Automotive Group. During the first quarter of fiscal 2007, it was determined that Concord Coatings was insolvent and could not repay the promissory note owed to Tarxien nor the outstanding advances on the credit facility with the commercial bank. In light of this, Tecstar Automotive Group agreed to purchase Concord Coating’s loan from the bank. Tecstar Automotive Group’s purchase of the loan allowed the Company to have a lead secured position over the remaining Concord Coatings assets in connection with the sale of the entire operations completed on December 31, 2006 to an unrelated third party. Total consideration received by Tecstar Automotive Group on the sale of the business amounted to $0.2 million. The disposal of Concord Coatings assets and liabilities resulted in a potential gain of $0.9 million, of which $0.6 million was recognized through April 30, 2007. Although the Company accounted for the sales transaction as a divestiture of the business, the Company continues as a significant customer for the Concord Coatings business and accordingly, does not report the historical results of the business as part of discontinued operations. There was no minority interest to be reported as of April 30, 2006 and 2007, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property and Equipment

Property and equipment consist of the following:

	April 30, 2006	April 30, 2007
Land	$211,000	$211,000
Buildings	972,222	972,222
Tooling, dies and molds	3,018,290	4,318,290
Plant machinery and equipment	16,407,171	16,190,555
Information systems and office equipment	15,484,932	17,217,353
Automobiles and trucks	1,879,400	1,873,528
Leasehold improvements	6,253,133	5,348,524
Construction in progress	4,248,678	2,447,347

	48,474,826	48,578,819
Less accumulated depreciation and amortization	(24,758,110)	(29,878,477)

Net property and equipment	$23,716,716	$18,700,342

Total depreciation expense on property and equipment for fiscal years ended April 30, 2005, 2006 and 2007 was approximately $3.4 million, $6.4 million and $7.4 million, respectively.

During the fourth quarter of fiscal 2007, the Company determined that certain tooling assets anticipated to be utilized in future second-stage production programs and classified as construction in progress were no longer probable of full recovery. Accordingly, the Company recorded an impairment charge of $1.1 million in the Tecstar Automotive Group business segment to write these assets down to their expected recoverable amounts. The charge is included in selling, general and administrative costs on the accompanying consolidated statement of operations.

10. Goodwill and Other Intangible Assets

Acquisitions

Acquisitions meeting business combinations criteria give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

The Company completed acquisitions of Tecstar Automotive Group, Empire Coach and Regency on March 3, 2005, September 15, 2005 and February 8, 2006, respectively. In accordance with SFAS No. 141, the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the date of acquisitions. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring Tecstar Automotive Group, Empire Coach and Regency over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102.1 million, $0.6 million and $3.5 million, respectively, was recognized as goodwill in connection with the acquisitions. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. Goodwill associated with the Empire Coach and Regency acquisitions was allocated 100% to the Tecstar Automotive Group business segment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal 2007, indicators of goodwill impairment were noted and goodwill was tested. Under FAS No. 142, the goodwill impairment test is a two-step process. Under the first step, the fair value of the Company’s reporting units was compared with their respective carrying values (including goodwill). The fair value of certain reporting units using a discounted cash flow approach was determined to be less than their carrying values, which indicated that a goodwill impairment existed. As a result, the Company then performed step two of the impairment test. In step two, the implied fair value of goodwill was calculated and then compared to the carrying amount of that goodwill. Since the goodwill carrying amount exceeded the implied fair value, an impairment loss was recognized equal to that excess. The implied goodwill amount was determined by allocating the fair value of the Company to all of the assets and liabilities as if the Company had been acquired in a business combination as of the date of the impairment test. In the step two test, fair value was allocated to tangible net assets and to both recognized and unrecognized intangible assets as of the test date. These tests determined that goodwill was impaired related to the acquisitions of Tecstar Automotive Group and Empire Coach resulting in estimated charges to write-down goodwill totaling $72.3 million which was recorded during the Company’s fiscal second quarter. Factors or indicators that led to the goodwill impairment testing as of October 31, 2006 included the following:

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

•

the operating losses of the Company’s wholly owned subsidiary, Empire Coach, in addition to the petition filed by Empire Coach’s primary suppliers in November 2006 to take the entity into involuntary bankruptcy.

The portion of goodwill associated with the acquisition of Tecstar Automotive Group allocated to the Tecstar Automotive Group business segment, amounting to $71.7 million, was determined to be fully impaired and was written-off. Goodwill related to the acquisition of Empire Coach was determined to be fully impaired and was written off in the amount of $0.6 million. The Company completed its testing of goodwill impairment during the third quarter which did not result any changes from the second quarter estimates.

Goodwill allocated to Quantum Fuel Systems business segment associated with the acquisition of Tecstar Automotive Group has been evaluated with no impairment indicated and has a carrying value of $30.4 million at April 30, 2007. Goodwill associated with the Regency acquisition has also been evaluated with no impairment indicated and is reported in the Tecstar Automotive Group business segment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying values of goodwill for the year ended April 30, 2007 are as follows:

	Quantum Fuel Systems	Tecstar Automotive Group	Totals
Balance as of April 30, 2006	$30,400,000	$75,193,765	$105,593,765
Impairment charge related to TAG acquisition	—	(71,718,601)	(71,718,601)
Impairment charge related to Empire acquisition	—	(598,905)	(598,905)
Decrease in estimates of acquired assets in connection with Regency acquisition	—	300,000	300,000
Increase in estimates of acquired liabilities in connection with Regency acquisition	—	274,209	274,209

Balance as of April 30, 2007	$30,400,000	$3,450,468	$33,850,468

General Motors Strategic Alliance

In connection with the Company’s strategic alliance with General Motors, the Company issued approximately 3.5 million shares of its Series A common stock to General Motors on July 24, 2002. This issuance has been recorded at the estimated fair market value on the date of the Distribution of approximately $14.3 million, in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The intangible asset was recorded in accordance with the consensus reached by the EITF during their November 2001 meeting with respect to EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other than Employees.”

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, upon the completion of the Company’s January 2003 public equity offering, all of the approximately 3.5 million shares of the Company’s outstanding Series A common stock held by General Motors converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to General Motors an aggregate of approximately 1.0 million shares of its non-voting Series B common stock. The issuance of the Series B common stock has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company’s issuance of Series B common stock to General Motors increased by $2.2 million to $16.5 million.

Unique Performance Concepts

On January 18, 2006, Tecstar Automotive Group obtained a 50.1% controlling interest in Unique Performance Concepts, LLC (UPC), a business venture formed with Unique Performance, Inc. to manufacture limited edition high performance vehicles. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $0.3 million that consisted of tooling assets under construction of $0.25 million and cash of $50,000 and the minority interest provided capital contributions totaling $0.3 million that consisted of trade name and dealer network intangibles of $0.25 million and cash of $50,000.

Advanced Lithium Power

On March 24, 2006, the Company and certain unaffiliated individuals formed Advanced Lithium Power Inc. The Company initially held approximately 1.7 million shares or 35.5% of the Vancouver, British Columbia- based

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business of which its equity share was valued at $0.2 million at the date of the formation. The Company’s interest in ALP has since been reduced to 20.6% as of April 30, 2007, as a result of additional equity contributed from other minority shareholders. ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. The accounts of ALP have been included in the consolidated financial statements for the period since the formation due to the controlling nature of the Company’s equity position resulting from proxy agreements between the Company and certain other shareholders of ALP. As of the date of the formation, the Company assigned $0.2 million as intangible assets related to intellectual property and technology, $0.3 million to tangible assets, $40,000 to accrued liabilities and $0.3 million to the minority interest equity holders of ALP. The gross carrying value of the intangible assets has changed slightly due to the effect of exchange rates, but approximate $0.2 million as of April 30, 2007.

Amortization of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142. Goodwill is not subject to amortization. Intangible assets consist of the following:

	Estimated Useful Life	April 30, 2006	April 30, 2007
Tecstar contracts and customer relationship:
Gross carrying value	360 months	$44,600,000	$44,600,000
Accumulated amortization		(1,880,445)	(3,255,779)

Net carrying value		42,719,555	41,344,221

Tecstar existing technology:
Gross carrying value	29 months	2,100,000	2,100,000
Accumulated amortization		(876,000)	(1,863,334)

Net carrying value		1,224,000	236,666

Regency dealer network:
Gross carrying value	144 months	4,280,000	4,280,000
Accumulated amortization		(89,166)	(445,829)

Net carrying value		4,190,834	3,834,171

Regency trade names:
Gross carrying value	240 months	1,040,000	1,040,000
Accumulated amortization		(12,999)	(64,996)

Net carrying value		1,027,001	975,004

GM Strategic Alliance Agreement:
Gross carrying value	120 months	16,479,358	16,479,358
Accumulated amortization		(6,139,203)	(7,798,977)

Net carrying value		10,340,155	8,680,381

UPC dealer network and trade names:
Gross carrying value	33 months	250,000	250,000
Accumulated amortization		(30,320)	(121,280)

Net carrying value		219,680	128,720

ALP patents and technology:
Gross carrying value	192 months	234,866	234,997
Accumulated amortization		(1,224)	(15,913)

Net carrying value		233,642	219,084

		$59,954,867	$55,418,247

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected amortization expense for the next five twelve-month periods and thereafter, is as follows:

Amortization Expense
Fiscal year 2008	$3,897,368
Fiscal year 2009	3,607,503
Fiscal year 2010	3,569,743
Fiscal year 2011	3,569,743
Fiscal year 2012	3,569,743
Thereafter	37,204,147

$55,418,247

In accordance with SFAS No. 142 and SFAS No. 144, the Company assessed goodwill and reviewed intangibles and other long-lived assets for indicators of impairment. The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values as of April 30, 2007 for these long-lived assets.

11. Long-term Debt

Long-term debt consists of the following:

	April 30, 2006	April 30, 2007
Convertible notes, $15,000,000 face value and unamortized premium of $6,009,231 at April 30, 2007	$15,000,000	$21,009,231
Term note	—	10,000,000
Revolving line of credit, asset-based lender	—	15,895,626
Revolving line of credit, domestic bank	19,548,172	—
Revolving line of credit, Canadian bank	3,215,000	—
Mortgage note payable to bank, interest at bank’s prime rate, repaid in full on January 31, 2007	1,157,475	—
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,560,183	1,374,188
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,949,914	1,718,380
Other	1,036	20,104

Long-term debt, current and non-current	42,431,780	50,017,529
Less current maturities for scheduled payments and premium amortization	(9,339,212)	(4,313,135)

Long-term debt, non-current	$33,092,568	$45,704,394

The Company assumed $15.0 million in senior subordinated convertible note obligations (Convertible Notes) in connection with the acquisition of Tecstar Automotive Group in March 2005 that were originally dated July 12, 2004 and scheduled to mature on July 1, 2009 with a fixed cash coupon rate of 8.5%. Upon assumption of the notes in March 2005, the conversion price was adjusted to equal the Company’s closing share price on the date of the assumption of $5.77 per share. The conversion price was subsequently amended to $2.36 in connection with the new credit facility discussed below and later reset to $1.35 per share as a result of the private placement completed on June 22, 2007.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 31, 2007, the Company entered into a $30.6 million Credit Agreement (Credit Agreement) with an asset-based lender affiliated with the Convertible Notes. The Credit Agreement provides for a $20.6 million revolving line of credit (Revolver) and a $10.0 million term loan (Term Loan). The maturity date for the Revolver and Term Loan is January 31, 2010. The maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at April 30, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. The Company’s obligations under the Credit Agreement are guaranteed by all of its domestic subsidiaries with the exception of Empire Coach Enterprises, LLC and Amstar, LLC and are secured by substantially all the Company’s assets and the assets of its subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement, amounting to $1.7 million and reflected as deferred loan fees on the consolidated balance sheet at April 30, 2007, are being amortized against interest expense over the three year life of the Credit Agreement. As of April 30, 2007, the Company had an eligible borrowing base of $17.0 million on the Revolver.

The Credit Agreement contained certain point in time financial covenants that have since been satisfied as a result of the Company’s $18.75 million capital raise pursuant to the private placement completed on June 22, 2007. The Company has no further financial covenants that it will be required to meet prior to the maturity date. The Credit Agreement also contains reporting requirements, representations and warranties, and negative and affirmative covenants customary for a transaction of this nature.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% payment-in-kind was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%), (iv) the senior debt limitation covenant was increased from $30.0 million to $35.0 million, (v) the aggregate senior and subordinate debt limitation covenant was increased from $45.0 million to $60.0 million, (vi) the conversion price was reset from $5.77 to $2.36 per share, (vii) an anti-dilution provision was added which results in the conversion price being reset to the level of the issue price of shares issued, if issued for less than $1.50 per share, and (viii) the holders of the Convertible Notes cannot convert prior to November 24, 2007.

Also in connection with the Credit Agreement and the amendment to the Convertible Notes, the Company guaranteed all of Tectar Automotive Group’s obligations under the Convertible Notes and the holders of the Convertible Notes were granted a security interest in substantially all of the assets of the Tecstar Automotive Group.

As a result of the substantial changes to the original Convertible Notes and the execution of the guaranty by the Company of the obligations under the Convertible Notes, there is an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million on the date of the transaction. The replacement of the original debt instrument with the new debt instrument resulted

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a charge of $6.3 million recorded in the third quarter in connection with the amendment of the Convertible Notes. The Company utilized the services of independent valuation consultants to assist in determining the fair value of the new debt instrument. The remaining difference between the fair value and face value of the Convertible Notes of $6.0 million as of April 30, 2007 is being amortized against interest expense over the 65 month expected life of the notes to reflect the effective interest rate of the new debt instrument. For purposes of disclosing the maturities of long-term debt below, the scheduled maturity date of July 1, 2009 is utilized as an assumption.

The Company is in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by certain officers and a current director of the Company.

Maturities of long-term debt for each of the next five twelve-month periods ending April 30 and thereafter, are as follows:

	Scheduled Payments	Amortization of Premium on Convertible Notes	Total Maturities of Long-Term Debt
Fiscal year 2008	$3,150,059	$1,163,076	$4,313,135
Fiscal year 2009	5,274,673	1,163,076	6,437,749
Fiscal year 2010	33,888,739	1,163,076	35,051,815
Fiscal year 2011	518,885	1,163,076	1,681,961
Fiscal year 2012	547,857	1,163,076	1,710,933
Thereafter	628,085	193,851	821,936

	$44,008,298	$6,009,231	$50,017,529

12. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate:

	Year Ended April 30,
	2005	2006	2007
Income tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(5.2)%	(3.3)%	(2.7)%
Amortization of intangible asset	5.0%	1.8%	0.4%
Goodwill Impairment	—	—	18.9%
Foreign losses without tax effect	—	2.9%	0.4%
Return to provision adjustments	—	(11.4)%	—
Other	(1.9)%	(0.7)%	1.3%
Valuation allowance	36.2%	42.9%	15.1%

Effective tax rate	0.1%	(1.8)%	(0.6)%

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the provision for income taxes on a separate tax return basis:

	Year Ended April 30,
	2005	2006	2007
Current:
Federal	$—	$—	$—
State and local	10,000	15,000	63,000
Foreign	—	—	—

	10,000	15,000	63,000
Deferred:
Federal	(7,525,000)	(13,684,000)	(21,174,000)
State and local	(1,060,000)	(1,632,000)	(714,000)
Foreign	(2,034,000)	(856,000)	(458,000)

	(10,619,000)	(16,172,000)	(22,346,000)
Less: Change in valuation allowance	10,619,000	15,502,000	21,427,000

Subtotal	—	(670,000)	(919,000)

Income tax provision (benefit)	$10,000	$(655,000)	$(856,000)

The components of deferred tax assets and liabilities are as follows:

	Year Ended April 30,
	2006	2007
Deferred income tax assets:
Accrued compensation	$547,000	$349,000
Accrued warranty	314,000	368,000
Inventory	951,000	1,507,000
Other	2,267,000	7,115,000
Tax credits	738,000	765,000
Net operating loss carryforwards	29,221,000	44,296,000

	34,038,000	54,400,000
Less: Valuation allowance	(19,775,000)	(41,202,000)

Total deferred income tax assets	14,263,000	13,198,000

Deferred income tax liabilities:
Equipment and leasehold improvements	(1,117,000)	(807,000)
Intangible assets	(19,031,000)	(17,333,000)

Total deferred tax liabilities	(20,148,000)	(18,140,000)

Net deferred tax (liabilities) assets	$(5,885,000)	$(4,942,000)

At April 30, 2007, the Company has federal net operating loss carryforwards of approximately $122.7 million available to offset future federal taxable income. The federal net operating losses expire between the years 2021 and 2027. The Company has state net operating loss carryforwards of approximately $61.6 million available to offset future state taxable income. The state net operating losses expire between 2008 and 2027. The Company has foreign net operating loss carryforwards of approximately $9.2 million available to offset future foreign taxable income with various expiration dates. The Company has federal credit carryforwards of $0.4 million that do not expire and state credit carryforwards of $0.3 million that will expire within the next five years. The U.S. tax laws contain

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The Company has incurred such an event, which limits the future use of its losses. The net operating loss carryforwards include approximately $0.8 million of deductions related to stock option exercises. If and when the Company reduces any portion of its valuation allowance related to the stock option compensation deduction, the benefit will be added to stockholders equity, rather than being shown as a reduction of future income tax expense.

The Company has established a valuation allowance against a portion of its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized. There is a deferred tax liability resulting from purchase accounting where the amortization of identifiable assets exceed the carryforward period.

13. Commitments and Contingencies

Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable operating leases at April 30, 2007 are as follows:

Lease Obligation
2008	$4,505,362
2009	3,735,003
2010	2,531,734
2011	1,856,991
2012	1,235,080
Thereafter	55,297

Total minimum lease payments	$13,919,467

Total rental expense under the operating leases for fiscal years ended April 30, 2005, 2006 and 2007 was approximately $2.6 million, $6.0 million and $6.0 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Plans

The Company sponsors a defined contribution plan (the “Plan”) that covers most of its employees (excludes Amstar and ALP) that is qualified under Internal Revenue Service Code Section 401(k). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Three plans assumed in connection with the Tecstar Automotive Group merger were consolidated into the Company’s Plan effective January 1, 2006.

Under the Plan, all applicable employees who are at least age twenty-one or older are eligible to participate in the Plan at the beginning of the next month after their first day of employment with the Company. Contributions to the Plan are based on funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA). The Company’s matching contributions under the Plan are discretionary and match elective salary deferrals up to 3% of compensation.

Contributions attributable to the Company approximated $0.2 million, $0.3 million and $0.4 million for fiscal years ended 2005, 2006 and 2007, respectively.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. The Company’s obligation under the terms of these agreements for the fiscal year ending April 30, 2008 is approximately $6.4 million. The Company’s obligation beyond fiscal year 2008 totals approximately $5.6 million.

General Motors Directed Research & Development Expenses

Pursuant to the Corporate Alliance Agreement with General Motors (see Note 3), the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2006, the Company anticipates that this commitment will be waived or partially waived in the future. During fiscal 2007, total spending on directed research and development projects with General Motors approximated $0.8 million.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30
	2005	2006	2007
Numerators for basic and diluted loss per share data—to common stockholders:
Loss from continuing operations	$(13,098,790)	$(34,264,543)	$(137,247,402)
Loss from discontinued operations	$—	$(1,268,512)	$(3,281,895)
Net loss	$(13,098,790)	$(35,533,055)	$(140,529,297)
Denominator for basic and diluted loss per share data—weighted-average shares	35,048,437	53,283,956	61,760,458
Basic and diluted per share data:
Loss from continuing operations	$(0.37)	$(0.64)	$(2.22)
Loss from discontinued operations	$—	$(0.03)	$(0.06)
Net loss	$(0.37)	$(0.67)	$(2.28)

For fiscal years ended April 30, 2005, 2006 and 2007, options to purchase approximately 4.1 million, 5.0 million and 5.8 million and warrants to purchase approximately 0.2 million, zero and 3.3 million shares of common stock, respectively, were excluded in the computation of diluted per share data, as the effect would be anti-dilutive. In addition, for the period March 4 through April 30, 2005 for the fiscal year ended April 30, 2006, senior subordinated notes payable convertible into approximately 2.6 million shares of common stock were excluded in the computation of diluted per share data, as the effect would be anti-dilutive. For the period ending April 30, 2007, senior subordinated notes payable convertible into approximately 6.4 million shares of common stock were excluded in the computation of diluted per share data, as the effect would be anti-dilutive.

As discussed in Note 1, the Company issued 12.5 million shares of common stock on June 22, 2007 pursuant to a private placement that also provided the investors with warrants to purchase 15.0 million shares of common stock and triggered a reset of the conversion price for the convertible notes. Subject to approval of stockholders to increase the number of shares of common stock authorized, the convertible notes will be convertible into approximately 11.1 million shares of common stock.

15. Stockholders’ Equity

Authorized Capital Stock

As discussed in Note 1, the Company’s authorized stock consists of 20,000,000 shares of preferred stock and 100,000,000 shares of common stock. Of the 100,000,000 shares of common stock, 2,000,000 are designated as Series B common stock. Common stock previously designated as Series A was eliminated.

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

Restricted Stock

On May 1, 2005 the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was approximately $0.3 million and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on May 1, 2008. There has been no other restricted stock granted, vested or forfeited during the three year period ended April 30, 2007.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In connection with the $12.5 million private placement completed on June 29, 2006, investors received warrants to purchase 0.9 million shares of the Company’s common stock at an exercise price of $3.94 to the investors. The warrants expire in June 2011 and have a fair value of $0.9 million.

In connection with the $10.0 million private placement completed on October 27, 2006, investors received “A” warrants to purchase 2.1 million shares of the Company’s common stock at an exercise price of $2.36 and “B” warrants to purchase 1.8 million shares of the Company’s common stock at $1.64 per share. Upon exercise of the “B” warrants, the investors could have received up to 0.6 million additional warrants identical to the “A” warrants. The “A” warrants expire in April 2014 and have a fair value of $3.5 million. The “B” warrants expired on February 2, 2007, and had a fair value of $0.9 million.

Pursuant to the private placement transactions completed in June 2006 and October 2006, the Company entered into registration rights agreements that required the Company to file a registration statement with the SEC registering the shares issued for resale within 30 days of the closing dates. The Company filed the required registration statements with the SEC on July 28, 2006 and November 13, 2006 and the registration statements became effective on August 4, 2006 and November 24, 2006, respectively. The Company evaluated the warrants and related registration rights agreements in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate due to the fact that the contracts are required to be physically settled in shares of the Company’s common stock. The proceeds from the transactions have been allocated to the stock and the warrants based on their relative fair values; however, the Company aggregated the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

There were no warrants outstanding as of April 30, 2006. During fiscal 2007, certain of the October 2006 private placement investors exercised “B” warrants and therefore received additional “A” warrants. Gross proceeds from the exercise amounted to $1.3 million. Warrant activity and warrants outstanding for the year ended April 30, 2007 is as follows:

Warrant Type	Exercise Price	Expiration Date	Original Number Issued	Additional Number Issued	Exercised	Expired	Outstanding
June 29, 2006 Warrants	$3.94	June 2011	880,506	—	—	—	880,506
October 31, 2006 “A” Warrants	$2.36	April 2014	2,134,146	268,728	—	—	2,402,874
October 31, 2006 “B” Warrants	$1.64	February 2007	1,829,179	—	(767,797)	(1,061,382)	—

			4,843,831	268,728	(767,797)	(1,061,382)	3,283,380

In connection with the $18.75 million private placement transaction that was completed on June 22, 2007, investors received warrants to purchase 15.0 million shares of common stock at $2.09 per share, which included 2.5 million shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement. In addition, the June 2007 private placement triggered a reset of the exercise price of the “A” warrants issued in October 2006 from $2.36 to $1.50 per share.

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

Below is a summary of the options activity for the three-year period ending April 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2004	2,704,025	$4.45
Granted	1,540,000	5.77
Exercised	(65,794)	3.88
Forfeited	(86,156)	4.50

Options outstanding at April 30, 2005	4,092,075	4.96
Granted	1,461,000	4.27
Exercised	(132,050)	3.42
Forfeited	(452,333)	4.93

Options outstanding at April 30, 2006	4,968,692	4.78
Granted	1,582,000	2.76
Exercised	(10,400)	3.23
Expired	(205,448)	5.04
Forfeited	(563,650)	4.06

Options outstanding at April 30, 2007	5,771,194	$4.30	7.6	$0.0

Vested and expected to vest at April 30, 2007	4,981,742	$4.41	7.4	$0.0
Options exercisable at April 30, 2007	2,608,944	$4.73	6.4	$0.0

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.30 per share as of the last business day of the fiscal year ended April 30, 2007, which amount would have been received by the optionees had all options been exercised on that date.

As of April 30, 2005 and 2006, approximately 0.9 million and 1.7 million options were exercisable at a weighted average exercise price of $4.44 and $4.75 respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2007:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life Remaining	Average Price	Number of Shares	Average Price
$1.68 – $ 1.96	10,000	9.70	$1.68	0	$0.00
$1.96 – $ 2.95	1,365,000	9.28	2.76	15,000	2.24
$2.95 – $ 3.93	1,201,125	5.55	3.37	1,036,750	3.41
$3.93 – $ 4.91	1,371,440	7.86	4.34	474,440	4.46
$4.91 – $ 5.89	1,231,826	7.72	5.77	633,326	5.76
$5.89 – $ 6.87	565,003	6.79	6.60	427,628	6.60
$6.87 – $ 7.86	20,000	6.96	7.46	15,000	7.46
$7.86 – $ 8.84	0	0.00	0.00	0	0.00
$8.84 – $ 9.82	6,800	3.30	9.82	6,800	9.82

	5,771,194			2,608,944

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statement of operations and in the financial information by reportable business segment in Note 16 for the year ended April 30, 2007 is:

	Year Ended April 30, 2007
	Quantum Fuel Systems	Tecstar Automotive Group	Corporate	Totals
Cost of product sales	$157,115	$—	$—	$157,115
Research and development	244,079	198,591	—	442,670
Selling, general and administrative	129,888	489,338	3,236,048	3,855,274

Total share-based compensation	$531,082	$687,929	$3,236,048	$4,455,059

On May 1, 2006, an additional 1,613,223 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. On August 22, 2006 and January 8, 2007, the Company granted 1,572,000 and 10,000 additional options, respectively, under the 2002 Stock Incentive Plan. The exercise price of the options granted equaled the market price of the underlying stock on the date of the grant. At April 30, 2007, there were 1,301,786 shares of common stock available for grant under the Plan.

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

	Year Ended April 30,
	2005	2006	2007
Weighted average grant date fair value per share	$4.51	$3.13	$1.96
Intrinsic value of options exercised	$107,636	$127,476	$12,335
Total fair value of options vested during the period	$2,560,129	$3,911,622	$4,500,501

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted was estimated using the following weighted–average assumptions:

	Year Ended April 30,
	2005	2006	2007
Dividend yield	0.0%	0.0%	0.0%
Expected life—years	7.0	6.6	5.5
Risk-free interest rate	3.3%	5.0%	4.8%
Expected volatility of common stock	97.4%	84.4%	82.7%

A summary of the options activity of the Company’s non-vested options and changes during fiscal 2007 is as follows:

		Weighted-Average		Remaining Unrecognized Compensation Cost
	Number of Shares	Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2006	3,336,750	$3.83
Granted	1,582,000	1.96
Vested	(1,192,850)	3.06
Forfeited	(563,650)	4.06

Nonvested outstanding at April 30, 2007	3,162,250	$3.04	3.1	$6,420,212

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and battery control systems for a variety of automotive applications including fuel cell, hybrid, and alternative fuel vehicles in the transportation, industrial, and military industries. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its hydrogen fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 58%, 71% and 70% of the total Quantum Fuel Systems segment revenue reported for fiscal years 2005, 2006 and 2007, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 92% of the total

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tecstar Automotive Group segment revenue reported for the period from March 3, 2005 to April 30, 2005, 83% of total segment revenue for fiscal 2006 and 55% of total segment revenue for fiscal 2007.

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions are reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment (see impairment discussed in Note 10). Goodwill associated with the Regency acquisition is reported in the Tecstar Automotive Group business segment.

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at April 30, 2007. The Company’s foreign assets, all located in Canada, represent 3% and 2% of the Company’s consolidated total assets at April 30, 2006 and 2007, respectively.

The Company’s revenue by country is as follows (in thousands):

	Year Ended April 30,
	2005	2006	2007
United States	$40,069	$167,668	$138,180
Germany	6,224	5,848	4,031
Canada	2,693	16,444	1,973
Norway	—	47	1,439
Japan	5,277	1,610	1,053
Other	37	259	8

Total	$54,300	$191,876	$146,684

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Year Ended April 30,
	2005	2006	2007
Product revenue
Quantum Fuel Systems	$10,672	$8,830	$10,663
Tecstar Automotive Group	$30,076	$163,226	$119,354

Total	$40,748	$172,056	$130,017

Contract revenue
Quantum Fuel Systems	$12,310	$10,952	$7,016
Tecstar Automotive Group	$1,242	$8,868	$9,651

Total	$13,552	$19,820	$16,667

Operating Income (Loss)
Quantum Fuel Systems	$(8,143)	$(13,383)	$(12,444)
Tecstar Automotive Group	$344	$(10,097)	$(101,886)
Corporate	$(6,011)	$(9,853)	$(14,973)

Total	$(13,810)	$(33,333)	$(129,303)

Capital Expenditures
Quantum Fuel Systems	$968	$1,059	$208
Tecstar Automotive Group	$463	$6,489	$5,362
Corporate	$469	$412	$—

Total	$1,900	$7,960	$5,570

Depreciation and Amortization
Quantum Fuel Systems	$3,622	$2,944	$3,105
Tecstar Automotive Group	$1,010	$6,641	$7,977
Corporate	$922	$919	$880

Total	$5,554	$10,504	$11,962

	April 30,
	2006	2007
Identifiable Assets
Quantum Fuel Systems	$60,347	$54,284
Tecstar Automotive Group	196,122	104,922
Corporate	25,840	8,337

Total assets	$282,309	$167,543

Goodwill
Quantum Fuel Systems	$30,400	$30,400
Tecstar Automotive Group	75,194	3,450

Total goodwill	$105,594	$33,850

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Revenue and Purchase Concentrations

During fiscal years 2005, 2006 and 2007, General Motors and affiliated companies’ revenue comprised 77%, 82%, and 57% of the Company’s total revenue, respectively. As of April 30, 2006 and 2007, General Motors and affiliated companies’ accounts receivable comprised 72% and 66% of the Company’s total outstanding accounts receivable, respectively. During fiscal year 2005, Toyota’s revenue comprised 11% of the Company’s total revenue.

During fiscal years 2005, 2006 and 2007, respectively, purchases from one vendor constituted approximately 11%, 12% and 10% of net purchases. In fiscal year 2005, 2006 and 2007, 10 suppliers accounted for approximately 43%, 55% and 43% of net purchases, respectively.

18. Customer Deposit

As of April 30, 2006 and 2007, the Company had deposits on hand from customers totaling approximately $6.2 million and $0.8 million, respectively. Included in these deposits at April 30, 2006 was approximately $4.7 million representing overpayments on certain second-stage assembly product sales from General Motors that resulted from a temporary error in General Motors’ electronic vendor payment system. Pursuant to an arrangement with General Motors in August 2006, the overpayments were applied against open receivables related to other similar programs with General Motors, resulting in the elimination of a significant balance of customer deposits.

19. Warranties

The Company offers a warranty for all of its second stage manufacturing and alternative fuel products. The specific terms and conditions of those warranties vary depending on the platform and model year but generally range from two to three years. Warranty is provided for under terms similar to those offered by the OEM to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.

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

Changes in the Company’s product warranty liability are as follows (in thousands):

	Balance at Beginning of Year	Balance Acquired(1)	Warranties Issued	Settlements Made	Changes in Liability for Pre- Existing Warranties	Balance at End of Year
April 30, 2005	$949	$590	$110	$(205)	$(186)	$1,258
April 30, 2006	1,258	450	301	(183)	(921)	905
April 30, 2007	905	—	849	(411)	(278)	1,065

(1)	Represents balance of warranties acquired in connection with the Tecstar Automotive Group merger in fiscal 2005 and the Regency merger in fiscal 2006.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006(1)
Product sales	$43,274	$57,205	$31,331	$40,246
Contract revenue	4,098	5,912	4,265	5,545
Total revenue	47,372	63,117	35,596	45,791
Cost of product sales	40,460	51,600	30,190	39,611
Gross profit on product sales	2,814	5,605	1,141	635
Research and development expense	6,627	5,981	6,327	6,925
Loss from continuing operations	(8,149)	(2,847)	(9,380)	(13,889)
Loss from discontinued operations	—	(190)	(462)	(617)
Net loss	(8,149)	(3,037)	(9,842)	(14,505)
Net loss per share—basic and diluted	(0.15)	(0.06)	(0.19)	(0.27)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2007
Product sales	38,437	32,611	29,676	29,293
Contract revenue	3,506	2,829	2,828	7,504
Total revenue	41,943	35,440	32,504	36,797
Cost of product sales	36,880	33,794	30,786	28,987
Gross profit (loss) on product sales	1,557	(1,183)	(1,110)	306
Research and development expense	5,659	4,866	4,603	8,860
Loss from continuing operations	(13,051)	(87,585)	(21,198)	(15,413)
Loss from discontinued operations	(375)	(1,745)	(392)	(770)
Net loss	(13,426)	(89,330)	(21,590)	(16,183)
Net loss per share—basic and diluted(2)	(0.23)	(1.50)	(0.33)	(0.25)

(1)	Includes the operations of Regency since the acquisition date of February 8, 2006.
(2)	The net loss per share data for the second quarter of fiscal year 2007 represents a revised amount as compared to the net loss per share of $1.40 reported in the Company’s quarterly report filed on Form 10-Q on December 18, 2006. The change was made to correct an error in calculating the average weighting during the period for the number of shares used in the per share computation from the reported amount of 63,963,433 to a revised amount of 59,452,121.

21. Restructuring Charges

During fiscal 2007, the Company implemented certain cost reduction initiatives related to its Tecstar Automotive Group that included closure of its second stage assembly facility in Haslet, Texas and consolidation of two administrative facilities in the Detroit, Michigan metropolitan area into one of the facilities. In addition, the corporate administrative functions of Tecstar Automotive Group, previously based in Goshen, Indiana were relocated to the Company’s corporate headquarters in Irvine, California. The total charges relating to these completed restructuring activities in fiscal 2007 amounted to $2.4 million of which $2.3 million was incurred in the fiscal fourth quarter.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restructuring activities during fiscal year 2007 is as follows:

	Unpaid Balance as of April 30, 2006	Restructuring Charges	Payments	Write-offs and Other Adjustments	Unpaid Balance as of April 30, 2007
			(in thousands)
Lease termination fees	$—	$1,084	$(49)	$—	$1,035
Impairments of property and equipment	—	522	—	(522)	—
Employee termination benefits and other	—	837	(283)	100	654

Total restructuring charges(1)	$—	$2,443	$(332)	$(422)	$1,689

(1)	Accrued restructuring charges are reported in other accrued liabilities on the consolidated balance sheet.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged/ (Credited) to Cost and Expenses	Write-offs and Other Adjustments	Balance at End of Year
Allowance for doubtful accounts for the year ended:
April 30, 2005	(147,000)	(1,254,036)	157,141	(1,243,895)
April 30, 2006	(1,243,895)	(211,937)	930,584	(525,248)
April 30, 2007	(525,248)	(210,465)	104,737	(630,976)

Provision for obsolescence reserve for the year ended:
April 30, 2005	(937,568)	(1,237,815)	29,551	(2,145,832)
April 30, 2006	(2,145,832)	(932,895)	516,424	(2,562,303)
April 30, 2007	(2,562,303)	(2,223,661)	364,441	(4,421,523)

Warranty reserve for the year ended:
April 30, 2005	(948,522)	(700,413)	390,816	(1,258,119)
April 30, 2006	(1,258,119)	(650,805)	1,104,406	(804,518)
April 30, 2007	(804,518)	(950,043)	689,999	(1,064,562)

Valuation allowance for medical self-insurance for the year ended:
April 30, 2005	$—	$(651,575)	$380,989	$(270,586)
April 30, 2006	(270,586)	(1,570,491)	1,841,077	—
April 30, 2007	—	—	—	—

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2007

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2007

/s/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	July 16, 2007

/s/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	July 16, 2007

/s/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	July 16, 2007

/s/ JEFFREY P. BEITZEL Jeffrey P. Beitzel	Director and Chief Operating Officer	July 16, 2007

/s/ BRIAN A. RUNKEL Brian A. Runkel	Director	July 16, 2007

/s/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	July 16, 2007

/s/ CARL E. SHEFFER Carl E. Sheffer	Director	July 16, 2007

/s/ THOMAS J. TYSON Thomas J. Tyson	Director	July 16, 2007

/S/ PAUL GRUTZNER Paul Grutzner	Director	July 16, 2007