Form 10-Q
period 2007-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2007-09-17
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 7, 2007:

77,552,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	July 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,018,986	$4,951,644
Accounts receivable, net	20,092,696	21,684,121
Inventories, net	30,640,467	28,561,600
Tooling and engineering	127,170	221,967
Prepaids and other current assets	1,579,928	1,222,341

Total current assets	56,459,247	56,641,673
Property and equipment, net	18,700,342	7,715,307
Restricted cash equivalents and marketable securities	1,000,000	1,000,000
Deferred loan fees	1,543,195	1,402,905
Intangible assets, net	55,418,247	8,490,872
Goodwill	33,850,468	30,400,000
Deposits and other assets	571,871	583,617

Total assets	$167,543,370	$106,234,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,128,261	$20,082,988
Accrued payroll obligations	2,122,068	2,134,277
Accrued interest	731,503	381,250
Notes payable	2,205,292	2,199,531
Deferred revenue	1,062,605	1,304,111
Accrued warranties	1,064,562	1,202,336
Customer deposits	835,123	713,258
Other accrued liabilities	3,659,969	2,613,092
Current maturities of long-term debt	4,313,135	5,519,582

Total current liabilities	39,122,518	36,150,425
Long-term debt, net of current maturities	45,704,394	40,525,416
Deferred income taxes	4,942,472	—
Other accrued liabilities	140,804	160,910
Commitments and contingencies
Minority interests	103,608	111,019
Unsubscribed stock purchase warrants	—	16,800,000
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 98,000,000 shares authorized; 65,052,399 issued and outstanding at April 30, 2007 and 77,552,399 issued and outstanding at July 31, 2007	65,052	77,552
Additional paid-in-capital	289,371,009	291,071,751
Accumulated deficit	(211,605,770)	(278,451,340)
Accumulated other comprehensive loss	(301,717)	(212,359)

Total stockholders’ equity	77,529,574	12,486,604

Total liabilities and stockholders’ equity	$167,543,370	$106,234,374

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
	2006	2007
Revenue:
Net product sales	$38,437,273	$26,505,133
Contract revenue	3,506,126	3,931,102

Total revenue	41,943,399	30,436,235
Costs and expenses:
Cost of product sales	36,879,668	25,804,558
Research and development	5,658,503	5,082,554
Selling, general and administrative	10,781,957	10,363,819
Amortization of intangibles	1,134,183	1,117,340
Impairment of long-lived assets	—	58,900,000

Total costs and expenses	54,454,311	101,268,271

Operating loss	(12,510,912)	(70,832,036)
Interest expense, net	(961,350)	(1,316,936)
Minority interest in losses of subsidiaries	286,145	373,622
Other income (expense), net	14,160	(12,692)

Loss from continuing operations before income taxes	(13,171,957)	(71,788,042)
Income tax benefit	121,439	4,942,472

Net loss from continuing operations	(13,050,518)	(66,845,570)
Loss from discontinued operations	(374,995)	—

Net loss	$(13,425,513)	$(66,845,570)

Per share data - basic and diluted:
Loss from continuing operations	$(0.22)	$(0.94)
Loss from discontinued operations	(0.01)	—

Net loss	$(0.23)	$(0.94)

Number of shares used in per share calculation - basic and diluted	57,655,500	71,351,281

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(13,425,513)	$(66,845,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation on property and equipment and amortization of intangibles	2,989,143	2,854,330
Share-based compensation charges	1,121,932	902,990
Deferred income taxes	(144,950)	(4,942,472)
Minority interest in losses of subsidiaries	(286,145)	(373,622)
Amortization of deferred loan fees and premium on convertible notes	—	(150,479)
Other non-cash items	(76,509)	2,889
Impairment of long-lived assets	—	58,900,000
Changes in operating assets and liabilities:
Accounts receivable	6,128,586	(1,215,864)
Inventories	635,222	2,102,300
Tooling and engineering	1,967,791	(94,797)
Deposits and other assets	641,565	(121,865)
Accounts payable	(1,795,253)	(2,912,817)
Deferred revenue	2,443,956	241,506
Other accrued liabilities	723,928	(1,043,562)

Net cash provided by (used) in operating activities	923,753	(12,697,033)

Cash flows from investing activities:
Purchases of property and equipment	(3,242,677)	(405,916)
Proceeds from sale of property and equipment	14,160	76,543
Acquisition transaction costs	(43,280)	—
Purchases of marketable securities	(1,462,378)	—
Proceeds from sales and maturities of marketable securities	462,378	—

Net cash used in investing activities	(4,271,797)	(329,373)

Cash flows from financing activities:
Payments on notes and other obligations	(132,760)	(115,228)
Borrowings (payments) on revolving credit agreements	735,452	(3,922,548)
Proceeds from issuance of common stock, net of transaction fees	12,503,181	17,610,252
Proceeds from exercises of stock options	33,612	—
Contributions from minority interest holders	261,772	381,033

Net cash provided by financing activities	13,401,257	13,953,509
Effect of exchange rate changes on cash	(3,583)	5,555

Net increase in cash and cash equivalents	10,049,630	932,658
Cash and cash equivalents at beginning of period	9,012,610	4,018,986

Cash and cash equivalents at end of period	$19,062,240	$4,951,644

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2007

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

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group, formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications. Management engaged a financial advisor to perform an assessment of strategic options for the Tecstar Automotive Group. See Note 2.

The businesses formerly known as Tarxien and Empire Coach under the Company’s ownership were sold during fiscal 2007. Historical results of the former Empire Coach business are reported as discontinued operations. Historical results of the former Tarxien business are reported as part of continuing operations as the Company continues as a significant customer.

The Company’s authorized capital stock at July 31, 2007 consists of 20.0 million shares of preferred stock, par value $0.001 per share, no shares issued and outstanding and 100.0 million shares of common stock, par value $0.001 per share, 78.6 million shares issued and outstanding (which includes 1.0 million shares of Series B common stock). Of the 100.0 million authorized shares of common stock, 2.0 million are designated as Series B common stock. In connection with a sale of 12.5 million shares to private investors on June 22, 2007, the Company is required to seek approval from stockholders to increase the number of shares of common stock authorized to cover at least the 15.0 million additional shares of common stock that can be acquired by the investors upon exercise of warrants. The Company has included a shareholder proposal to increase the number of authorized shares of common stock from 100.0 million to 250.0 million shares in its definitive Proxy Statement filed in connection with the Company’s fiscal 2007 Annual Meeting of Stockholders to be held on September 28, 2007.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its wholly-owned subsidiary, Tecstar Automotive Group, for the period subsequent to the merger completed on March 3, 2005. The consolidated financial statements also include the accounts of each of the direct and indirect subsidiaries of Tecstar Automotive Group. Also included in the consolidated financial statements since March 24, 2006, are the accounts of Advanced Lithium Power Inc. (ALP), due to the nature of the Company’s controlling interest in ALP.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (FIN 48) on May 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized.

There was no cumulative effect of adopting FIN 48 to the May 1, 2007 retained earnings balance. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest and penalties related to income tax liabilities will be included in pre-tax income. At May 1, 2007, the Company’s tax returns related to fiscal years ended April 30, 2003 through April 30, 2007 remain open to examination by the tax authorities. However, the Company has consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred.

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

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a new $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. Outstanding borrowings under the new credit facility totaled $22.0 million at July 31, 2007. The new credit facility has a borrowing base that is limited to an eligible portion of accounts receivable and inventory. The Company has $7.8 million of borrowing availability on its eligible borrowing base as of July 31, 2007.

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

On July 16, 2007, the Company secured a $5.0 million unconditional commitment from its asset-based lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 1, 2008. To date, the Company and its lender have not exercised their options under the commitment.

Liquidity

The Company has incurred recurring operating losses and negative cash flows from operating activities. Although the Company has reduced workforce levels and implemented certain other cost saving initiatives over the past year, the Company used $37.4 million and $12.7 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first quarter of fiscal 2008, respectively. This raises a level of doubt about the Company’s ability to continue as a going concern that was considered in the Company’s plans and intentions to fund operations over the next twelve months. The Company’s current operating plan anticipates increased revenues and improved profit margins for both of its strategic business segments. Should the increased revenues and profit margins not be achieved, the Company will continue its efforts to implement a cost reduction program based on specific triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures that are planned during fiscal 2008. These cost cutting measures may include significant reductions in research and development, sales and marketing and other reductions that could potentially limit the Company’s ability to pursue new programs or new customers. The Company believes that its working capital and available committed funding, including the $5.0 million commitment received on July 16, 2007 as well as the funding available on its $30.6 million credit facility, are sufficient to fund operating activities for at least the next twelve months. If the Company requires additional capital resources to fund future losses or to take advantage of strategic opportunities, to complete product and application development, to expand operations, or to fund future operating activities, it believes the cash requirements can be adequately sourced through public or private offerings of equity or debt securities. Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms given its historical recurring operating losses and negative operating cash flows, the continued and planned implementation of its cost reduction program will help to mitigate this risk. An inability by the Company to reduce costs and improve operating margins or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

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

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals, as well as the impairment of the long-lived assets) considered necessary for a fair presentation have been included.

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

Reclassification

Certain reclassifications have been made to fiscal year 2007 amounts to conform to the fiscal year 2008 presentation.

2) Possible Sale of Tecstar Automotive Group

Management engaged a financial advisor to perform an assessment of strategic options for the Tecstar division and to solicit offers in the open market for a sale of the division. Based upon the results of this assessment and the range of fair value obtained in the solicitation process, the Company determined that the net assets of the Tecstar Automotive Group segment were impaired in the amount of approximately $58.9 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the balance of goodwill of $3.5 million and intangible assets of $45.8 million in the segment have been written-off in addition to a $9.6 million impairment charge recognized for property and equipment for the period ended July 31, 2007. As a result of the impairment of the Tecstar division’s intangible assets, the deferred tax liability resulting from the temporary difference for amortization periods that exceeded the statutory carry forward period was eliminated with a corresponding tax benefit recognized in the amount of $4.9 million.

3) Restricted Cash Equivalents and Marketable Securities

Restricted cash equivalents consist of a collateralized interest bearing account for the benefit of General Motors Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for the operations of Regency Conversions, Inc. (Regency), a wholly-owned subsidiary of Tecstar Automotive Group.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2007	July 31, 2007
Customer accounts billed	$18,940,800	$21,326,917
Customer accounts unbilled	1,782,872	984,583
Allowance for doubtful accounts	(630,976)	(627,379)

Accounts receivable, net	$20,092,696	$21,684,121

5) Inventories

Inventories consist of the following:

	April 30, 2007	July 31, 2007
Materials and parts	$31,133,107	$28,690,805
Work-in-process	912,505	1,509,214
Finished goods	3,016,378	3,291,620

	35,061,990	33,491,639
Less provision for obsolescence	(4,421,523)	(4,930,039)

Inventories, net	$30,640,467	$28,561,600

6) Property and Equipment

As discussed in Note 2, an estimated impairment charge of $9.6 million for property and equipment associated with the Tecstar Automotive Group segment was recognized for the quarterly period ending July 31, 2007.

7) Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

The Company completed acquisitions of Tecstar Automotive Group and Regency on March 3, 2005 and February 8, 2006, respectively. In accordance with SFAS No. 141, “Business Combinations,” the total estimated consideration for the transactions was allocated to the tangible assets acquired and liabilities assumed based on their fair values at the dates of acquisition. In addition, certain identifiable intangible assets were recorded in connection with contractual or other legal rights acquired. The excess of the cost of acquiring Tecstar Automotive Group and Regency over the net of the amounts assigned to their assets acquired and liabilities assumed, amounting to $102.1 million and $3.5 million, respectively, was recognized as goodwill in connection with the acquisitions. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. Goodwill associated with the Regency acquisition was allocated 100% to the Tecstar Automotive Group business segment.

During the second quarter of fiscal 2007, indicators of goodwill impairment were noted and goodwill was tested. These tests determined that goodwill in the Tecstar Automotive Group segment was impaired related to the acquisition of Tecstar Automotive Group resulting in an impairment charge to write-off the entire balance of goodwill allocated to the segment with respect to the acquisition.

The goodwill arising from the Regency acquisition was considered fully impaired and written-off pursuant to a fair value assessment made as of July 31, 2007. The Company believes there are no indicators of impairment for goodwill recorded in the Quantum Fuel Systems business segment.

Goodwill is not subject to amortization. Changes in the carrying values of goodwill for the first quarter of fiscal 2008 are as follows:

	Quantum Fuel Systems	Tecstar Automotive Group	Totals
Balance as of April 30, 2007	$30,400,000	$3,450,468	$33,850,468
Impairment charge related to Regency acquisition	—	(3,450,468)	(3,450,468)

Balance as of July 31, 2007	$30,400,000	$—	$30,400,000

Amortization and Impairment of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142. Pursuant to an assessment of fair values for all intangible assets carried in the Tecstar Automotive Group business segment as of July 31, 2007 (see Note 2), intangible assets associated with Tecstar contracts and customer relationships, Tecstar existing technology, Regency dealer network and trade names, and for Unique Performance Concepts, LLC (UPC) dealer network and trade names, were determined to be fully impaired and written off. Total impairment charges for intangible assets recognized in the first quarter of fiscal 2008 amounted to $45.8 million.

Intangible assets consist of the following:

	Estimated Useful Life	April 30, 2007	July 31, 2007
Tecstar Automotive Group Segment:
Tecstar contracts and customer relationship		$41,344,221	$—
Tecstar existing technology		236,666	—
Regency dealer network and trade names		4,809,175	—
UPC dealer network and trade names		128,720	—

Net carrying value		46,518,782	—

Quantum Fuel Systems Segment:
GM Strategic Alliance Agreement:
Gross carrying value	120 months	16,479,358	16,479,358
Accumulated amortization		(7,798,977)	(8,213,921)

Net carrying value		8,680,381	8,265,437

ALP patents and technology:
Gross carrying value	192 months	234,997	245,932
Accumulated amortization		(15,913)	(20,497)

Net carrying value		219,084	225,435

Totals		$55,418,247	$8,490,872

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

Changes in the Company’s product warranty liability during the first quarter of fiscal 2008 are as follows:

Balance at April 30, 2007	$1,064,562
Warranties issued during the period	246,239
Settlements made during the period	(108,465)

Balance at July 31, 2007	$1,202,336

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2007	July 31, 2007
Convertible notes, $15,000,000 face value; plus unamortized premium of $6,009,231 as of April 30, 2007; plus unamortized premuim of $5,718,462 and payment-in-kind of $308,219 as of July 31, 2007	$21,009,231	$21,026,681
Term note	10,000,000	10,000,000
Revolving line of credit, asset-based lender	15,895,626	12,015,112
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,374,188	1,326,109
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,718,380	1,658,484
Other	20,104	18,612

Long-term debt, current and non-current	50,017,529	46,044,998
Less current maturities for scheduled payments and premium amortization	(4,313,135)	(5,519,582)

Long-term debt, non-current	$45,704,394	$40,525,416

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

On January 31, 2007, the Company entered into a $30.6 million Credit Agreement (Credit Agreement) with an asset-based lender affiliated with the Convertible Notes. The Credit Agreement provides for a $20.6 million revolving line of credit (Revolver) and a $10.0 million term loan (Term Loan). The maturity date for the Revolver and Term Loan is January 31, 2010. Per the terms of the January 31, 2007 Credit Agreement, the maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at July 31, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. The Company’s obligations under the Credit Agreement are guaranteed by all of its domestic subsidiaries with the exception of Empire Coach Enterprises, LLC and Amstar, LLC and are secured by substantially all the Company’s assets and the assets of its subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement and reflected as deferred loan fees on the consolidated balance sheet at April 30 and July 31, 2007, are being amortized against interest expense over the three-year life of the Credit Agreement. On July 10, 2007, the Company and its lender agreed to an immediate increase in the percentage of eligible inventory under the borrowing base from 30% to 45% under the Revolver in exchange for an increase in the interest rate to prime plus 5% beginning on October 1, 2007. As of July 31, 2007, the Company had an eligible borrowing base of $19.8 million on the Revolver of which $7.8 million was available for additional borrowings.

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

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% payment-in-kind was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%), (iv) the senior debt limitation covenant was increased from $30.0 million to $35.0 million, (v) the aggregate senior and subordinate debt limitation covenant was increased from $45.0 million to $60.0 million, (vi) the conversion price was reset from $5.77 to $2.36 per share, (vii) an anti-dilution provision was added which results in the conversion price being reset to the level of the issue price of shares issued, if issued for less than $1.50 per share, and (viii) the holders of the Convertible Notes cannot convert prior to November 24, 2007. In connection with the private placement completed on June 22, 2007, the reset provision under amendment (vii) above, was triggered. After factoring the dilutive value of the warrants provided in the private placement against the price of the stock issued of $1.50 per share, the conversion price on the Convertible Notes was reset from $2.36 per share to $1.35 per share.

Also in connection with the Credit Agreement and the amendment to the Convertible Notes, the Company guaranteed all of Tectar Automotive Group’s obligations under the Convertible Notes and the holders of the Convertible Notes were granted a security interest in substantially all of the assets of the Tecstar Automotive Group.

As a result of the substantial changes to the original Convertible Notes in January 2007 and the execution of the guaranty by the Company of the obligations under the Convertible Notes, there was an implied exchange of debt instruments as prescribed in Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million on the date of the transaction. The Company utilized the services of independent valuation consultants to assist in determining the fair value of the new debt instrument. The remaining difference between the fair value and face value of the Convertible Notes of $5.7 million as of July 31, 2007 is being amortized against interest expense over the 65 month expected life of the notes to reflect the effective interest rate of the new debt instrument. For purposes of disclosing the maturities of long-term scheduled debt payments below, the scheduled maturity date of July 1, 2009 is utilized as an assumption.

The Company is in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by a certain officer and a current director of the Company.

Maturities of long-term debt for each of the next five twelve month periods ending July 31 are as follows:

	Scheduled Payments	Amortization of Premium on Convertible Notes	Total Maturities of Long-Term Debt
2008	4,356,506	1,163,076	5,519,582
2009	20,589,016	1,163,076	21,752,092
2010	13,813,277	1,163,076	14,976,353
2011	525,981	1,163,076	1,689,057
2012	555,349	1,066,158	1,621,507
Thereafter	486,407	—	486,407

	$40,326,536	$5,718,462	$46,044,998

10) Discontinued Operations – Empire Coach

In September 2005, the Company acquired a 51.0% interest in Tecstar Coachbuilders, LLC (formerly known as Empire Coach Enterprises, LLC) and herein referred to as “Empire Coach,” a second stage limousine manufacturer. On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continued in possession of its property and managed the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act through the date of sale of its business to an unrelated third party on April 27, 2007 pursuant to an Asset Purchase and Sales Agreement dated April 3, 2007. Empire Coach received $0.4 million in consideration for the sale of all its business assets to the buyer along with the buyer assuming the long-term facility lease and certain other liabilities. Tecstar Automotive Group provided a guarantee for the obligations under the facility lease in connection with the origination of the lease in September 2005. This guarantee, scheduled to expire in February 2013 in connection with the end of the lease term, continues to remain in place. The historical activities of Empire Coach are reported as discontinued operations in the accompanying condensed consolidated statements of operations. A summary of Empire Coach’s operating activities is as follows:

Three Months Ended July 31, 2006
Net product sales	$558,765
Costs and expenses:
Cost of product sales	725,960
Selling, general and administrative	207,800

Total costs and expenses	933,760

Loss from discontinued operations	$(374,995)

11) Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, based on estimated fair values.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the first quarter ended fiscal 2007 and 2008.

The Company has included the following amounts for share-based compensation cost in the accompanying unaudited condensed consolidated statement of operations for the first quarter of fiscal 2007 and 2008:

	Three Months Ended July 31,
	2006	2007
Cost of product sales	$40,940	$28,500
Research and development	125,779	64,257
Selling, general and administrative	928,138	810,233

Total share-based compensation	$1,094,857	$902,990

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

Below is a summary of the options activity under the stock option plan for the first quarter of fiscal 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2007	5,771,194	$4.30
Granted	—	$—
Exercised	—	$—
Forfeited	(71,750)	$4.31
Expired	(163,000)	$4.07

Options outstanding at July 31, 2007	5,536,444	$4.31	7.4	$—
Vested and expected to vest at July 31, 2007	4,972,760	$4.41	7.0	$—
Options exercisable at July 31, 2007	2,655,944	$4.73	6.4	$—

On May 1, 2007, an additional 1,951,572 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At July 31, 2007, there were 3,488,108 shares of common stock available for grant under the Plan.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. There were no options granted during the first quarters of fiscal 2007 or fiscal 2008.

12) Warrants

In connection with the $18.75 million private placement transaction that was completed on June 22, 2007, investors received warrants to purchase 15.0 million shares of common stock at $2.09 per share, which included 2.5 million shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement. The warrants are subject to shareholder approval of additional authorized shares that was outside the control of the Company as of the date of the private placement and as of July 31, 2007. Pursuant to Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants is subject to liability classification. Accordingly, the Company has reported $16.8 million of the net proceeds from the June 2007 private placement, representing the estimated fair value of the warrants as of July 31, 2007, as unsubscribed stock purchase warrants in the condensed consolidated balance sheet. Since no actively traded market for the warrants existed as of July 31, 2007, the fair value of the warrants was determined using a Black-Scholes valuation model utilizing the following weighted average assumptions: volatility of 82.7%, term of warrants of 7.5 years, risk-free rate of 4.8% and no expected dividends. Expected volatility was based on the historical volatility of the Company’s stock price. For the period from June 22, 2007 to July 31, 2007, the change in the fair value of the warrants was diminimus. Upon the future availability of a sufficient number of authorized shares to cover the warrants, the fair value of the warrants will be reclassified as permanent equity instruments.

The June 2007 private placement triggered a contractual reset of the exercise price of the “A” warrants issued in October 2006 from $2.36 to $1.50 per share.

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2006	2007
Numerators for basic and diluted loss per share data - to common stockholders:
Net loss from continuing operations	$(13,050,518)	$(66,845,570)
Loss from discontinued operations	$(374,995)	$—
Net loss	$(13,425,513)	$(66,845,570)
Denominator for basic and diluted loss per share data - weighted-average shares	57,655,500	71,351,281
Basic and diluted per share data:
Loss from continuing operations	$(0.22)	$(0.94)
Loss from discontinued operations	$(0.01)	$—
Net loss	$(0.23)	$(0.94)

For the first quarter of fiscal 2008, options to purchase approximately 5.5 million and warrants to purchase approximately 3.3 million shares of common stock, respectively, were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive. In addition, for the first quarter of fiscal 2008, senior subordinated notes payable convertible into approximately 6.4 million shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

As discussed in Note 9, the conversion price for the senior subordinated notes was reset from $2.36 per share to $1.35 per share in connection with the June 2007 private placement. Subject to approval of stockholders to increase the number of shares of common stock authorized, the convertible notes will be convertible into approximately 11.1 million shares of common stock.

14) Income Taxes

From the date of the acquisition of Tecstar Automotive Group in March 2005 there was a deferred tax liability resulting from the amortization of identifiable assets for certain years that exceeded the statutory carry forward period. As a result of the impairment of all intangible assets of the Tecstar Automotive segment as of July 31, 2007, the deferred tax liability was eliminated with a corresponding tax benefit recognized in the amount of $4.9 million.

The Company has established a valuation allowance for its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized.

15) Business Segment and Geographic Information

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and battery control systems for a variety of automotive applications including fuel cell, hybrid, and alternative fuel vehicles in the transportation, industrial, and military industries. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its hydrogen fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 75.9% and 59.8% of the total Quantum Fuel Systems segment revenue reported for the first quarter of fiscal 2007 and 2008, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 50.5% and 44.4 % of the total Tecstar Automotive Group segment revenue reported for the first quarter of fiscal 2007 and 2008, respectively.

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions, prior to the write-off of the remaining unamortized balance as of July 31, 2007 as discussed in Note 7, were reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. The goodwill allocated to the Tecstar Automotive Group was determined to be impaired and written-off in the second quarter of fiscal 2007. Goodwill associated with the Regency acquisition was reported in the Tecstar Automotive Group business segment prior to its write-off as of July 31, 2007 as discussed in Note 7.

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at July 31, 2007. The Company’s foreign assets, which are all located in Canada, represented 2% and 3% of the Company’s consolidated total assets at April 30, 2007 and July 31, 2007, respectively.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended July 31,
	2006	2007
Product Revenue
Quantum Fuel Systems	$4,561	$1,455
Tecstar Automotive Group	33,876	25,050

Total	$38,437	$26,505

Contract Revenue
Quantum Fuel Systems	$2,515	$2,054
Tecstar Automotive Group	991	1,877

Total	$3,506	$3,931

Operating Loss
Quantum Fuel Systems	$(3,019)	$(2,872)
Tecstar Automotive Group (1)	(5,394)	(64,026)
Corporate	(4,098)	(3,934)

Total	$(12,511)	$(70,832)

Capital Expenditures
Quantum Fuel Systems	$78	$114
Tecstar Automotive Group	3,138	292
Corporate	27	—

Total	$3,243	$406

Depreciation
Quantum Fuel Systems	$615	$444
Tecstar Automotive Group	1,221	1,289
Corporate	19	4

Total	$1,855	$1,737

Amortization of Intangibles
Quantum Fuel Systems	$419	$419
Tecstar Automotive Group	715	698

Total	$1,134	$1,117

(1)	Operating loss for the Tecstar Automotive Group includes a $58.9 million impairment charge to long-lived assets as discussed above.

	April 30, 2007	July 31, 2007
Identifiable Assets
Quantum Fuel Systems	$54,284	$58,089
Tecstar Automotive Group	104,922	40,824
Corporate	8,337	7,321

Total assets	$167,543	$106,234

Goodwill
Quantum Fuel Systems	$30,400	$30,400
Tecstar Automotive Group	3,450	—

Total goodwill	$33,850	$30,400

16) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2007 and July 31, 2007, Amstar had accumulated deficits of $0.7 million and $1.0 million, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2007 and July 31, 2007 for AM General.

AM General advanced $0.25 million to Amstar on March 22, 2005, $0.75 million on May 16, 2005 and $0.75 million on August 15, 2005 in exchange for unsecured notes payable bearing interest at 5.5% fixed, 6.0% fixed and 6.5% variable based upon bank prime rate, respectively. The total advances of $1.75 million are payable upon demand and are included as part of notes payable on the condensed consolidated balance sheet.

Unique Performance Concepts

Unique Performance, Inc., a Texas-based builder of special edition high performance vehicles owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. Pursuant to UPC’s operating agreement, the Company provided capital contributions totaling $0.3 million that consisted of tooling assets under construction of $0.25 million and cash of $50,000 and the minority interest provided capital contributions totaling $0.3 million that consisted of trade name and dealer network intangibles of $0.25 million and cash of $50,000. The minority interest in net losses of UPC amounted to $1.1 million from the date of formation to the end of fiscal 2007 and $0.2 million as of July 31, 2007. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, there is no amount reflected for minority interest on the consolidated balance sheet for UPC as of April 30, 2007 and July 31, 2007.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. During fiscal 2007 and the first quarter of fiscal 2008, ALP received a total of $0.6 million and $0.4 million in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% as of the date of formation on March 24, 2006 to 79.4% as of April 30, 2007 and to 81.2% as of July 31, 2007.

The net equity of ALP as of April 30, 2007 and July 31, 2007 was $26,000 and $23,000, respectively. The minority interest position as of April 30, 2007 and July 31, 2007 amounted to $0.1 million for both periods.

17) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended July 31,
	2006	2007
Comprehensive loss, net of tax:
Net loss, as reported	$(13,425,513)	$(66,845,570)
Currency translation adjustments (1)	(230,667)	89,358

Comprehensive loss, net of tax:	$(13,656,180)	$(66,756,212)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

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

19) Restructuring Charges

During fiscal 2007, the Company implemented certain cost reduction initiatives related to its Tecstar Automotive Group that included closure of its second stage assembly facility in Haslet, Texas and consolidation of two administrative facilities in the Detroit, Michigan metropolitan area into one of the facilities. In addition, the corporate administrative functions of Tecstar Automotive Group, previously based in Goshen, Indiana were relocated to the Company’s corporate headquarters in Irvine, California. The total charges relating to these completed restructuring activities in fiscal 2007 amounted to $2.4 million.

A summary of restructuring activities during the first quarter of fiscal 2008 is as follows:

	Unpaid Balance as of April 30, 2007	Restructuring Charges	Payments	Unpaid Balance as of July 31, 2007
		(in thousands)
Lease termination fees	$1,035	$—	$(972)	$63
Employee termination benefits and other	654	—	(71)	583

Total restructuring charges (1)	$1,689	$—	$(1,043)	$646

(1)	Accrued restructuring charges are reported in other accrued liabilities on the condensed consolidated balance sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements relate to, among other things: our plans to sell subsidiary businesses; our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of the fuel cell vehicle industry and specialty automotive equipment industries. All statements included in this annual report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this quarterly report and in the other filings we make from time to time with the SEC.

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•

We have engaged a financial advisor to perform an assessment of strategic options for our Tecstar Automotive Group subsidiary and related business segment, which assessment included a possible sale of all or part of the Tecstar business segment. A sale of all or substantial part of this subsidiary would have a material effect on our financial statements and our capital resources.

•

The failure to achieve increased revenues and improved profit margins anticipated in our operating plan would require us to implement additional cost reduction measures and may require us to sell all or certain component units of Tecstar Automotive Group and other long-lived assets to provide for a portion of our liquidity in the future.

•	If we sell all or a substantial portion of our Tecstar Automotive Group, it could have an impact on our ability to continue in compliance with NASDAQ listing requirements.

•

We anticipate that we may need to raise additional financing to take advantage of strategic business opportunities, to complete product and application development, to expand operations, or to fund future operating activities.

•	We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

•	We will need to increase the number of authorized shares of our common stock.

•	Recent financing activities may limit our ability to raise additional equity financing through private placement transactions.

•	Future sales of substantial amounts of our common stock could affect its market price.

•	The market price and trading volume of our common stock may be volatile.

Other Risks Related to our Business:

•	We depend on our sales to and contracts with General Motors for a substantial portion of our revenue.

•	Our Quantum Fuel Systems business revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles.

•	Our revenue is highly concentrated among a small number of customers.

•	Our business depends on the growth of the specialty vehicle and hydrogen economy markets.

•	We could become subject to stockholder litigation associated from our merger with, or a possible sale of, Tecstar Automotive Group.

•	We could become subject to stockholder litigation associated with prior restatements of our financial statements.

•	The cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our Tecstar Automotive Group business.

•	We may never be able to introduce commercially viable hydrogen products and systems.

•	A mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	Higher gasoline prices, higher interest rates and/or decreases in the level of disposable consumer income could adversely affect the demand for the products of our Tecstar Automotive Group business.

•	Our ability to design and manufacture fuel systems for fuel cell, hydrogen and hybrid applications that can be integrated into OEM products will be critical to our business.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing fuel systems for fuel cell and hydrogen applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be adversely affected by labor disputes.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	Our future operating results may fluctuate, which could result in a lower price for our common stock.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Past acquisitions and any future acquisitions or transactions may not be successful.

•	Our recent acquisitions and any future acquisitions could harm our operating results and share price.

•	The disposition of businesses that do not fit with our evolving strategy could result in additional impairments of long-lived assets.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

As a result of our acquisition of Tecstar Automotive Group completed in March 2005, our combined business includes automotive supply operations, primarily consisting of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and sport utility vehicles (SUVs), engineering and design capabilities for concept vehicles, capabilities for prototype vehicle builds, and distribution of automotive accessories through OEM dealer networks.

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

We previously disclosed that we have engaged a financial advisor to perform an assessment of strategic options for our Tecstar Automotive Group, Inc. subsidiary and to solicit offers in the open market for a sale of that subsidiary. Based upon the results of this assessment and the range of values obtained in the solicitation process, we determined that the net assets of the Tecstar Automotive Group segment were impaired in the amount of approximately $58.9 million and recorded an impairment charge for our first quarter of fiscal 2008.

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

In August, 2007, we received a $3.9 million purchase order from General Motors for 65 additional hydrogen fuel storage systems to be used in General Motors’ Chevrolet Equinox Fuel Cell vehicle program, bringing the total orders we have received under the program to 175 storage systems.

On September 6, 2007, we received a letter from General Motors nominating us as their hydrogen storage vessel supplier for their next generation of hydrogen storage systems under their fuel cell vehicle program. We anticipate a purchase order for over $4 million to be received before the end of the second quarter of fiscal 2008.

On September 5, 2007, we announced the launch of a joint venture in Fisker Automotive, Inc. The objective of Fisker Automotive is to offer a line of premium environmentally friendly cars based on our innovative plug-in hybrid electric vehicle technology. Vehicle design and technology development have been initiated for the first production car, which will be unveiled at the 2008 North American International Auto Show to be held in Detroit, MI in January.

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

On March 24, 2006, we obtained a 35.5% stake (since diluted to 18.8% as of July 31, 2007) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack.

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

Most of our second stage assembly programs with General Motors expired in April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and are not anticipated to include our specialty equipment products on significant platforms until the 2008 or future model years. Certain other second stage assembly programs that have continued into fiscal 2007 and fiscal 2008 include a sport utility vehicle platform and a pick-up truck platform along with related accessory and service parts. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006 and a mid-sized truck platform that started production in December 2006. We are in discussions with General Motors on targeted second stage vehicle platforms, vehicles and accessory parts programs, and introductory timing. Any discontinuance of a specialty vehicle program, an extended transitional period in redesigning a performance package for these new model year vehicles by General Motors, or a decision by General Motors not to award us future programs, would likely have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

In August 2007, we entered into an agreement with Ford Motor Company for the production of the 450-horsepower 2008 Ford F-150 Foose Edition pickup truck. Under this agreement, Ford and Tecstar will produce the 2008 Ford F-150 Foose Edition pickup for sale in early 2008. The Ford F-150 Foose Edition is based on the Ford F-150 FX2 Sport model that brings street-truck appeal to the FX4 off-road model. Production is expected to begin in the early part of calendar year 2008.

The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets. In August 2005, January 2007 and August 2007, we were contracted by Force Protection Industries to assist in the engineering, design and production support for Force Protection’s Mine Resistant Ambush Protected (MRAP) Military vehicle.

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

For the first quarters of fiscal 2007 and 2008, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 55% and 46%, respectively, of our total revenue for these periods.

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

•

We periodically evaluate for impairment our long-lived assets, particularly our goodwill and intangible assets relating to the acquisition of Tecstar Automotive Group and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business, including a potential sale of subsidiary assets at levels below current carrying values; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. During the second quarter of fiscal 2007 and first quarter of fiscal 2008, certain indicators of impairment led us to perform impairment tests of our goodwill, intangible assets and other long-lived assets. Based upon the results of these tests, we determined that impairments existed. The amount of impairment recorded was based upon the difference between the fair value of the long-lived assets and their carrying values. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record additional impairment charges. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

•

We account for stock compensation expense under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At July 31, 2007, the temporary differences that resulted from our merger with Tecstar Automotive Group were eliminated in connection with our impairment of all intangible assets associated with the segment. The elimination resulted in a tax benefit that was recognized in the amount of $4.9 million for the first quarter of fiscal 2008. As of July 31, 2008, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. As such, we adopted the provisions as of the beginning of our current fiscal year effective May 1, 2007. There was no cumulative effect to the retained earnings balance and we do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (“FAS 159), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 159.

Results of Operations

First quarter fiscal 2007 and 2008

Net revenues and operating loss for our business segments for the first quarters of fiscal 2007 and 2008 were as follows:

	Three Months Ended July 31,
	2006	2007
Product Revenue
Quantum Fuel Systems	$4,561	$1,455
Tecstar Automotive Group	33,876	25,050

Total	$38,437	$26,505

Contract Revenue
Quantum Fuel Systems	$2,515	$2,054
Tecstar Automotive Group	991	1,877

Total	$3,506	$3,931

Operating Loss
Quantum Fuel Systems	$(3,019)	$(2,872)
Tecstar Automotive Group	(5,394)	(64,026)
Corporate	(4,098)	(3,934)

Total	$(12,511)	$(70,832)

Overall revenue decreased $11.5 million from $41.9 million in the first quarter of fiscal 2007 to $30.4 million in the first quarter of fiscal 2008. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $8.8 million in the first quarter of fiscal 2008 as a result of the overall decline in demand for our automotive specialty equipment products.

Overall operating loss increased $58.3 million, from $12.5 million in the first quarter of fiscal 2007 to $70.8 million in the first quarter of fiscal 2008 primarily due to impairment charges of $58.9 million in the first quarter of fiscal 2008 for the write-off of all goodwill and intangible assets obtained in connection with our acquisitions of Tecstar Automotive Group and Regency and for reductions in carrying values of property and equipment in the Tecstar Automotive Group segment. We engaged a financial advisor to perform an assessment of strategic options for the Tecstar Automotive Group. Based upon the results of this assessment and the range of values obtained in the solicitation process, an impairment charge was recognized to reduce the book value of the segment to its fair value. Excluding the impairment charges, the operating loss decreased by $0.6 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 primarily due to improved product margins in our Tecstar Automotive Group segment and lower operating losses for the Quantum Fuel Systems and Corporate segments.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $3.1 million, or 67%, from $4.6 million in the first quarter of fiscal 2007 to $1.5 million in the first quarter of fiscal 2008. The decrease in the first quarter of fiscal 2008 is mainly due to the end of sales associated with General Motors’ program for pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems in November 2006. Product sales during the first quarter of fiscal 2008 primarily consist of hydrogen fuel storage systems to be used in General Motors’ fuel cell vehicle program and sales of hydrogen-fueled Toyota Pruis hybrid vehicles. We expect higher levels of product sales for the remainder of fiscal 2008 as we increase production of hydrogen fuel storage systems under our purchase order with General Motors and anticipated higher sales of hydrogen hybrid vehicles.

Cost of product sales for the Quantum Fuel Systems segment decreased $2.2 million, or 58%, from $3.8 million in the first quarter of fiscal 2007 to $1.6 million in the first quarter of fiscal 2008. The decrease is mainly due to the lower overall sales volume in the segment and reductions in variable overhead costs.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.9 million from a positive $0.8 million in the first quarter of fiscal 2007 to a negative $0.1 million in the first quarter of fiscal 2008. The decrease is mainly attributable to the lower overall sales volume that did not cover fixed overhead costs.

Contract revenue for the Quantum Fuel Systems segment decreased $0.4 million, or 16%, from $2.5 million in the first quarter of fiscal 2007 to $2.1 million in the first quarter of fiscal 2008. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We anticipate contract revenues to be higher in fiscal 2008 compared to fiscal 2007 as a result of new hydrogen development programs with our OEM customers and expanding military programs.

Research and development expense associated with development contracts decreased $1.2 million, or 55%, from $2.2 million in the first quarter of fiscal 2007 to $1.0 million in the first quarter of fiscal 2008. The decrease is primarily related to a shift in moving from the engineering and design stages of developing hydrogen storage modules for General Motors’ fuel cell program in fiscal 2007 to the production stages of the program in fiscal 2008. Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.2 million, or 8%, from $2.4 million in the first quarter of fiscal 2007 to $2.2 million in the first quarter of fiscal 2008. The reductions in research and development expenses are primarily due to the realization of cost reductions pursuant to initiatives implemented during the course of fiscal 2007.

Selling, general and administrative expenses for the Quantum Fuel Systems segment remained the same in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2008 at $1.2 million. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 19% for the first quarter of fiscal 2008 compared to 12% for the first quarter of fiscal 2007 due to a higher revenue base in the prior year.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the first quarter of fiscal year 2008 was the same as in the first quarter of fiscal 2007 and amounted to $0.4 million.

Operating loss for the Quantum Fuel Systems segment in the first quarter of fiscal 2008 was approximately the same as the first quarter of fiscal 2007 and amounted to $2.9 million and $3.0 million, respectively. We expect the Quantum Fuel Systems segment to incur continued operating losses in the remaining three quarters of fiscal 2008, although at declining levels due to anticipated higher production volumes and contract revenues.

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

Overall revenues for the Tecstar Automotive Group of $26.9 million for the first quarter of fiscal 2008 decreased $8.0 million or 23% from the first quarter of fiscal 2007 revenues of $34.9 million. This decrease is mainly due to lower overall purchases from General Motors and affiliated dealerships in fiscal 2008 as compared to the previous year. We believe the declining demand at the consumer level for trucks and SUV’s offered by General Motors over the past couple of years has significantly contributed to the reduced purchases by General Motors for our automotive specialty equipment products as well as the discontinuance of several large vehicle programs with General Motors.

Product sales for the Tecstar Automotive Group decreased $8.9 million, or 26%, from $33.9 million in the first quarter of fiscal 2007 to $25.0 million in the first quarter of fiscal 2008. Product sales include second stage assembly revenues that are associated with second stage automotive manufacturing facilities located in Louisiana, Missouri, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors’ assembly plants. Second stage assembly revenues decreased from $17.6 million in the first quarter of fiscal 2007 to $13.7 million in the first quarter of 2008. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks decreased from $12.8 million in the first quarter of fiscal 2007 to $7.9 million for the first quarter of fiscal 2008. Other revenues totaled $3.5 million and $3.4 million for the first quarters of fiscal 2007 and 2008, respectively. We expect product sales to continue to be negatively impacted by these trends, but anticipate higher product revenues in the second half of fiscal 2008 as a result of new OEM programs and other assembly part programs.

Cost of product sales for the Tecstar Automotive Group decreased $8.8 million, or 27%, from $33.0 million in the first quarter of fiscal 2007 to $24.2 million in the first quarter of fiscal 2008. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was $0.8 million or 3% of sales for the first quarter of fiscal 2008 as compared to $0.9 million or 3% of sales for the first quarter of fiscal 2007. The improvement is primarily due to the realization of cost reductions pursuant to initiatives implemented during the course of fiscal 2007.

Contract revenue for the Tecstar Automotive Group increased $0.9 million, or 90%, from $1.0 million in the first quarter of 2007 to $1.9 million in the first quarter of 2008. Contract revenue is primarily associated with design and engineering services for concept vehicles. The increase in fiscal 2008 is primarily related to engineering services provided to Force Protection, Inc. for assistance in Force Protection’s Mine Resistant Ambush Protection (MRAP) armored vehicle programs with the U.S. military. Research and development expense associated with cost of contract revenue increased $0.9 million, or 90%, from $1.0 million in the first quarter of fiscal 2007 to $1.9 million in the first quarter of fiscal 2008 as a result of the expanded research and development activities performed. We expect contract revenues to increase in future quarters as a result of a recent development program purchase order received from Force Protection that will take full effect starting in the second quarter of fiscal 2008.

Selling, general and administrative expenses for the Tecstar Automotive Group decreased $0.2 million, or 4%, from $5.5 million in the first quarter of fiscal 2007 to $5.3 million in the first quarter of fiscal 2008. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The decrease in the current year is primarily due to the realization of cost reductions pursuant to initiatives implemented during the course of fiscal 2007. Included in the first quarter of fiscal 2008 is $0.5 million of non-recurring expense associated with the departure of our former Executive Vice President of the Tecstar Automotive Group.

Amortization of intangibles remained the same at $0.7 million in the first quarters of fiscal 2007 and 2008, respectively. This primarily relates to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also includes dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts. Due to the write-off of the entire unamortized balance of intangible assets as of July 31, 2008 for this segment, we do not expect to record any amortization expense for this segment for the remainder of fiscal 2008.

The operating loss for the Tecstar Automotive Group segment was $5.1 million excluding the non-cash impairment charges of $58.9 million for the first quarter of fiscal 2008, as compared to a loss of $5.4 million for the first quarter of fiscal 2007. We expect our Tecstar Automotive Group segment to continue incurring losses during the second quarter of fiscal 2008; however, we anticipate those losses to be less than the level realized in the first quarter of fiscal 2008.

Corporate

Corporate expenses decreased by $0.2 million, or 5%, from $4.1 million in the first quarter of fiscal 2007 to $3.9 million in the first quarter of fiscal 2008. Corporate expenses as a percentage of total consolidated revenues increased to 13% for the first quarter of fiscal 2008 as compared to 10% for the first quarter of fiscal 2007 due to the lower overall revenue base.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $1.3 million in the first quarter of fiscal 2008 as compared to $1.0 million in the first quarter of fiscal 2007. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006 along with debt obligations related to a credit facility with an asset-based lender executed on January 31, 2007 that replaced all credit facilities with Comerica Bank. The increase in interest expense is attributable to higher interest rates and higher levels of borrowing as compared to the first quarter of the previous fiscal year.

Minority Interest in Losses of Subsidiaries. During the first quarters of fiscal years 2007 and 2008, our net losses were reduced by $0.3 million and $0.4 million, respectively, for the portion of losses incurred by our consolidated subsidiaries that were allocated to minority equity interests. For fiscal 2008, the allocation relates to the minority holders of Advanced Lithium Power Inc. (ALP). For fiscal 2007, the allocation primarily related to the minority holders of Unique Performance Concepts, LLC and ALP.

Income Taxes. During the first quarter of fiscal years 2007 and 2008, we realized tax benefits of approximately $0.1 and $4.9 million for the first quarters of fiscal 2007 and 2008, respectively. The benefit realized in the current year resulted from the elimination of the temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition that were written off as of July 31, 2007. A valuation allowance has been established for our net deferred tax assets as of July 31, 2007 due to our lack of earnings history. As a result of the elimination of the deferred tax liability at the end of our fiscal first quarter, we anticipate being in a tax expense position for the remainder of fiscal 2008; however, we expect these levels to be minor.

Loss from Discontinued Operations. As a result of the sale of the Empire Coach business in April 2007, we now classify the historical operations of the business from the date of our original acquisition of Empire Coach in September 2005 to the date of the disposal of the business as discontinued operations. Accordingly, certain reclassifications have been made to fiscal year 2007 amounts to conform to the fiscal 2008 presentation. Operating losses from the discontinued Empire Coach business amounted to $0.4 million in the first quarter of fiscal 2007.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities for the first quarter of fiscal 2008 was $12.7 million as compared to cash provided of $0.9 million during the first quarter of fiscal 2007. The cash used during the first quarter of fiscal 2008 is primarily due to a net loss of $9.7 million before the non-cash effects of long lived asset impairments, depreciation and amortization, stock compensation charges, and other items. The cash used in operations also increased by $3.0 million as a result of changes in operating assets and liabilities primarily due to reductions in accounts payable and other accrued liabilities. We expect levels of cash used in operations to decline for the remainder of fiscal 2008 as compared to levels incurred during the first quarter as we realize improved margins and additional cost savings.

Net cash used in investing activities during the first quarter of fiscal 2008 was $0.3 million as compared to net cash used of $4.3 million during the first quarter of fiscal 2007. The cash used in fiscal 2008 related to purchases of property and equipment.

Net cash provided by financing activities during the first quarter of fiscal 2008 was $14.0 million as compared to $13.4 million during the first quarter of fiscal 2007. Cash provided during fiscal 2008 was principally from the sale of our common stock. We sold 12.5 million shares of our stock to investors in a private placement in June 2007 that provided $17.6 million in net proceeds. We used $4.0 million of the net proceeds to reduce the outstanding borrowings under the revolving credit facility and for payments on notes and obligations payable.

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

On January 31, 2007, we entered into a $30.6 million Credit Agreement (Credit Agreement) with an asset-based lender affiliated with the $15.0 million senior subordinated convertible note holders (Convertible Notes). The Credit Agreement provides for a $20.6 million revolving line of credit (Revolver) and a $10.0 million term loan (Term Loan). The maturity date for the Revolver and Term Loan is January 31, 2010. The maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 30% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan is equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. The prime rate was 8.25% at April 30, 2007. Repayment of the Term Loan is as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. On July 10, 2007, we and our lender agreed to an immediate increase in the percentage of eligible inventory under the borrowing base from 30% to 45% under the Revolver in exchange for an increase in the interest rate to prime plus 5% beginning on October 1, 2007. As of July 31, 2007, we had outstanding borrowings of $10.0 million on the Term Loan and $11.5 million on the Revolver and our eligible borrowing base on the Revolver was $19.8 million.

On June 22, 2007, we completed a private placement transaction that yielded net proceeds of $17.6 million from the sale of 12.5 million shares of our common stock at a price of $1.50 per share, which represented a discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of our common stock at an exercise price of $2.09 in connection with the transaction that expire in December 2014. The warrants are subject to shareholder approval of additional authorized shares that was outside of our control as of the date of the private placement and as of July 31, 2007. Accordingly, the fair value of the warrants of $16.8 million is subject to liability classification pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and is reported as unsubscribed stock purchase warrants in the accompanying condensed consolidated balance sheet. Upon the future availability of a sufficient number of authorized shares to cover the warrants, the fair value of the warrants will be reclassified as permanent equity instruments. The transaction triggered a reset of the conversion price of the Convertible Notes from $2.36 to $1.35 per share and a reset of the conversion price of the “A” warrants issued in the private placement that we closed in October 2006 from $2.36 to $1.50 per share.

On July 16, 2007, we secured a $5.0 million unconditional commitment from our asset based lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 1, 2008. To date, our lender and we have not exercised the options under the commitment.

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

Liquidity

The ratio of current assets to current liabilities improved from 1.4:1 as of April 30, 2007 to 1.6:1 as of July 31, 2007. During the first quarter of fiscal 2007, our total working capital increased by $3.2 million, from $17.3 million at April 30, 2007 to $20.5 million at July 31, 2007.

Our principal sources of liquidity at July 31, 2007 included cash and cash equivalents of $5.0 million; restricted cash equivalents of $1.0 million; and up to $7.8 million available under our revolving credit facility, subject to future levels of our eligible receivables and inventory. The restricted cash equivalents are collateralized for the benefit of General Motor’s Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency’s operations.

We have incurred recurring operating losses and negative cash flows from operating activities. Although we have reduced workforce levels and implemented certain other cost saving initiatives over the past year, we used $37.4 million and $12.7 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first quarter of fiscal 2008, respectively. This raises a level of doubt about our ability to continue as a going concern that was considered in our plans and intentions to fund operations over the next twelve months. Our current operating plan anticipates increased revenues and improved profit margins for both of our strategic business segments. Should the increased revenues and profit margins not be achieved, we will continue our efforts to implement a cost reduction program based on specific triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures that are planned during fiscal 2008. These cost cutting measures may include significant reductions in research and development, sales and marketing and other reductions that could potentially limit our ability to pursue new programs or new customers. We believe that our working capital and available committed funding, including the $5.0 million commitment received on July 16, 2007 as well as the funding available on our $30.6 million credit facility, are sufficient to fund our operating activities for at least the next twelve months.

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

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains were negligible for the first quarter of fiscal 2008.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $0.3 million for the first quarter of fiscal 2008. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $21.8 million at July 31, 2007. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

The following risks related to liquidity and capital resources could cause actual results, and actual events that occur, to differ materially from those contemplated by forward-looking statements contained in this report:

A sale of all or a substantial part of our Tecstar Automotive Group subsidiary would have a material effect on our financial statements and our capital resources.

We have engaged a financial advisor to perform an assessment of strategic options for our Tecstar Automotive Group, subsidiary and related business segment, which assessment includes a possible sale of such subsidiary. For the 2007 fiscal year, the Tecstar Automotive Group business segment accounted for approximately 88% of our consolidated revenues and its assets accounted for approximately 43% of our consolidated assets as of July 31, 2007. Accordingly, a sale of this segment would have a material effect on our financial statements.

The failure to achieve increased revenues and improved profit margins anticipated in our operating plan would require us to implement additional cost reduction measures and may require us to sell certain component units of Tecstar Automotive Group and other long-lived assets to provide for a portion of our liquidity in the future.

We have incurred recurring operating losses and negative cash flows from operating activities. Although we have reduced workforce levels and implemented certain other cost saving initiatives over the past year, we used $37.4 million and $12.7 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first quarter of fiscal 2008, respectively. Our current operating plan anticipates increased revenues and improved profit margins for both of our strategic business segments. Should the increased revenues and profit margins not be achieved, we will continue our efforts to implement a cost reduction program based on specific triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures that are planned during fiscal 2008. These cost cutting measures may include significant reductions in research and development, sales and marketing and other reductions that could potentially limit our ability to pursue new programs or new customers. In addition, we may have to sell all or part of our Tecstar Automotive Group subsidiary or certain component units of this segment or other long-lived assets to provide for a portion of our liquidity in the future.

A sale of all or a substantial part of our Tecstar Automotive Group subsidiary may have an impact on our ability to continue in compliance with NASDAQ listing requirements.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. NASDAQ’s continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and minimum bid price. If we sell all or a substantial part of our Tecstar Automotive Group subsidiary, then following the sale, we may not be able to maintain compliance with any one or more of these standards. If we are unable to submit to NASDAQ an acceptable plan of compliance or to achieve compliance, then such failure would result in our delisting.

Recent financing activities may limit our ability to raise additional equity financing through private placement transactions.

Under NASDAQ rules and regulations, certain transactions involving a company’s sale of its common stock require prior shareholder approval if the number of shares sold or potentially sold is 20% or more of the company’s then issued and outstanding shares of common stock. In addition, under certain circumstances NASDAQ may aggregate the number of shares of common stock that are sold in more than one transaction in calculating whether the number of shares sold or potentially sold meets the 20% threshold. On June 22, 2007, we closed a private placement transaction pursuant to which we sold 12,500,000 shares of our common stock, which number of shares amounted to approximately 19.2% of our then issued and outstanding shares of common stock. As a result of such issuance, our ability to raise additional capital through the sale of our common stock in a transaction other than a public offering may be limited for a period of time.

Future sales of substantial amounts of our common stock could affect its market price.

Future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of options and warrants, in anticipation of a possible sale of all or a substantial part of our Tecstar Automotive Group subsidiary, or perceptions that such sales of common stock could occur, may adversely affect the prevailing market price of our common stock. To the extent that holders of a significant number of our shares choose to liquidate investments in anticipation of a possible sale of all or a substantial part of our Tecstar Automotive Group subsidiary, sales of such shares could have a negative impact upon the price of our common stock, particularly in the short-term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported in the Company’s current report on Form 8-K filed June 27, 2007, the Company completed a private placement of its common stock on June 22, 2007, which included the issuance of “A” and “B” warrants to the accredited investors who participated in the private placement.

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

Item 5.	Other Information

On September 10, 2007, the Registrant and Michael H. Schoeffler (“Schoeffler”) entered into a Settlement Agreement and Full and Final Release (“Settlement Agreement”) in connection with the arbitration and counterclaim that arose from Schoeffler’s termination of employment previously disclosed on March 5, 2007. Pursuant to the terms of the Settlement Agreement and in consideration of Schoeffler’s waiver and release of any claims he may have under his employment agreement, including any claims for severance and post-termination benefits, Registrant agreed to pay Schoeffler a total of $600,000, to be paid in five monthly installments of $150,000, $100,000, $100,000, $100,000 and $150,000. In the event of a default by Registrant, an arbitration award will be entered in Schoeffler’s favor in the amount of $1,100,000, less any installment payments made by Registrant. The foregoing description of the terms and conditions of the Settlement Agreement is qualified by reference to the complete terms of the Settlement Agreement, a copy of which is filed herewith as Exhibit 99.1.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 17, 2007

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2007.

4.1	Binding $5 million commitment letter from Whitebox Advisors, LLC, dated July 16, 2007

10.1	Form of Security Purchase Agreement, dated June 22, 2007, between the Registrant and each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.2	Form of Registration Rights Agreement, dated June 22, 2007, between the Registrant and each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.3	Form of Common Stock Purchase Warrant A, dated June 22, 2007, issued by the Registrant to each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.4	Settlement Agreement, dated June 22, 2007, between the Registrant, and each of the investors named in exhibit 99.2 (Incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.5	Form of Common Stock Purchase Warrant B, dated June 22, 2007, issued by the Registrant to each of the investors named in exhibit 99.2 (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.6	Separation Agreement, dated July 10, 2007, between the Registrant, Tecstar Automotive Group, Inc. and Douglass C. Goad.

10.7	Settlement Agreement, dated September 10, 2007, between the Registrant and Michael H. Schoeffler.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

99.1	Schedule of Investors for Security Purchase Agreement, Registration Rights Agreement and Common Stock Purchase Warrant A (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

99.2	Schedule of investors for Settlement Agreement and Common Stock Purchase Warrant B (incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).