Form 10-Q
period 2007-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2007-12-17
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 14, 2007:

77,552,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	October 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,018,986	$3,501,163
Accounts receivable, net	20,092,696	18,510,043
Inventories, net	30,640,467	27,190,575
Tooling and engineering	127,170	2,779,758
Prepaids and other current assets	1,579,928	3,681,293

Total current assets	56,459,247	55,662,832

Property and equipment, net	18,700,342	7,010,018
Restricted cash equivalents and marketable securities	1,000,000	1,000,000
Deferred loan fees	1,543,195	1,262,616
Intangible assets, net	55,418,247	8,098,077
Goodwill	33,850,468	30,400,000
Deposits and other assets	571,871	2,167,784

Total assets	$167,543,370	$105,601,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,128,261	$17,101,481
Accrued payroll obligations	2,122,068	1,932,333
Accrued interest	731,503	852,074
Notes payable	2,205,292	2,193,753
Deferred revenue	1,897,728	5,349,101
Accrued warranties	1,064,562	1,512,694
Other accrued liabilities	3,659,969	3,602,323
Current maturities of long-term debt	4,313,135	53,971,420

Total current liabilities	39,122,518	86,515,179

Long-term debt, net of current maturities	45,704,394	—
Deferred income taxes	4,942,472	—
Other accrued liabilities	140,804	191,338
Commitments and contingencies
Minority interests	103,608	482,684

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 65,052,399 issued and outstanding at April 30, 2007 and 77,552,399 issued and outstanding at October 31, 2007	65,052	77,552
Additional paid-in-capital	289,371,009	308,850,961
Accumulated deficit	(211,605,770)	(290,588,313)
Accumulated other comprehensive gain (loss)	(301,717)	70,926

Total stockholders’ equity	77,529,574	18,412,126

Total liabilities and stockholders’ equity	$167,543,370	$105,601,327

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Revenue:
Net product sales	$32,611,334	$20,807,502	$71,048,607	$47,312,635
Contract revenue	2,829,061	5,146,134	6,335,187	9,077,236

Total revenue	35,440,395	25,953,636	77,383,794	56,389,871

Costs and expenses:
Cost of product sales	33,793,912	21,485,352	70,673,580	47,289,910
Research and development	4,866,419	6,051,945	10,524,922	11,134,499
Selling, general and administrative	11,127,710	9,091,219	21,909,667	19,455,038
Amortization of intangibles	1,134,172	418,962	2,268,355	1,536,302
Impairment of long-lived assets	71,718,601	—	71,718,601	58,900,000

Total costs and expenses	122,640,814	37,047,478	177,095,125	138,315,749

Operating loss	(87,200,419)	(11,093,842)	(99,711,331)	(81,925,878)

Interest expense, net	(982,897)	(1,406,319)	(1,944,247)	(2,723,255)
Minority interest in losses of subsidiaries	258,979	447,826	545,124	821,448
Other income (expense), net	180,436	(4,114)	194,596	(16,806)

Loss from continuing operations before income taxes	(87,743,901)	(12,056,449)	(100,915,858)	(83,844,491)
Income tax benefit (expense)	158,369	(80,521)	279,808	4,861,951

Net loss from continuing operations	(87,585,532)	(12,136,970)	(100,636,050)	(78,982,540)

Loss from discontinued operations	(1,744,614)	—	(2,119,609)	—

Net loss	$(89,330,146)	$(12,136,970)	$(102,755,659)	$(78,982,540)

Per share data - basic and diluted:
Loss from continuing operations	$(1.47)	$(0.15)	$(1.74)	$(1.05)
Loss from discontinued operations	(0.03)	—	(0.04)	—

Net loss	$(1.50)	$(0.15)	$(1.78)	$(1.05)

Number of shares used in per share calculation - basic and diluted	59,452,121	78,552,368	57,883,861	74,951,825

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(102,755,659)	$(78,982,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation on property and equipment and amortization of intangibles	6,017,670	3,968,690
Share-based compensation charges	2,074,883	1,905,380
Deferred income taxes	(303,319)	(4,942,472)
Minority interest in losses of subsidiaries	(545,124)	(821,449)
Amortization of deferred loan fees and premium on convertible notes	—	(300,959)
Other non-cash items	32,014	615,163
Impairment of long-lived assets	72,317,506	58,900,000
Changes in operating assets and liabilities:
Accounts receivable	9,494,178	1,603,590
Inventories	2,334,956	3,535,000
Tooling and engineering	1,455,468	(2,066,524)
Deposits and other assets	(166,499)	(3,623,857)
Accounts payable	1,493,203	(5,923,618)
Deferred revenue	638,063	4,286,496
Customer deposits and other accrued liabilities	(4,045,108)	(643,604)

Net cash used in operating activities	(11,957,768)	(22,490,704)

Cash flows from investing activities:
Purchases of property and equipment	(4,301,903)	(1,109,520)
Proceeds from sale of property and equipment	14,160	76,543
Acquisition transaction costs	(43,280)	—
Purchases of marketable securities	(4,602,584)	—
Proceeds from sales and maturities of marketable securities	1,913,137	—

Net cash used in investing activities	(7,020,470)	(1,032,977)

Cash flows from financing activities:
Payments on notes and other obligations	(1,444,379)	(195,011)
Borrowings on revolving credit agreements	1,868,829	4,410,682
Proceeds from issuance of common stock, net of transaction fees	21,743,732	17,587,072
Proceeds from exercises of stock options	33,612	—
Contributions from minority interest holders	292,682	1,200,525

Net cash provided by financing activities	22,494,476	23,003,268

Effect of exchange rate changes on cash	562	2,590

Net increase (decrease) in cash and cash equivalents	3,516,800	(517,823)
Cash and cash equivalents at beginning of period	9,012,610	4,018,986

Cash and cash equivalents at end of period	$12,529,410	$3,501,163

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2007

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

Prior to July 23, 2002, the Company was a wholly-owned division of IMPCO Technologies, Inc. (IMPCO). The Company’s accumulated deficit represents its operating results from the July 23, 2002 spin-off date to the date of the periods presented.

On March 3, 2005, the Company completed its acquisition of Tecstar Automotive Group, formally known as Starcraft Corporation, a Tier One second stage manufacturer that designs, engineers and integrates specialty equipment products into motor vehicle applications (see Note 2).

The businesses formerly known as Tarxien and Empire Coach under the Company’s ownership were sold during fiscal 2007. Historical results of the former Empire Coach business are reported as discontinued operations. Historical results of the former Tarxien business are reported as part of continuing operations as the Company continues as a significant customer.

On September 28, 2007, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 100.0 million to 250.0 million shares. Of the 250.0 million authorized shares of common stock, 2.0 million are designated as Series B common stock.

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

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a new $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. Outstanding borrowings under the new credit facility totaled $30.3 million at October 31, 2007. On December 14, 2007, the Company and its lender signed a Waiver and Agreement (the “Waiver”) which (i) increased the availability under the Credit Facility from $30.6 million to $33.6 million through November 1, 2008, (ii) allows the Company to borrow $7.0 million over the calculated borrowing base through November 1, 2008 under the Revolver, and (iii) defers the scheduled principal amortization payments under the Term Note to March 15, 2008 (see Note 11).

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

On November 6, 2007 the Company received $5.0 million in proceeds from its lender under a new term note provided in connection with ongoing negotiations for the lender’s possible acquisition of Tecstar Automotive Group. The proceeds were received in exchange for a promissory note issued by Tecstar Automotive Group and guaranteed by Quantum. The guarantee by Quantum will be released if the sale of Tecstar Automotive Group to the lender is completed. The November 6, 2007 note bears interest at 10.0% per annum and calls for quarterly principal amortization payments of $1.0 million, commencing on August 1, 2008, with interest payable in arrears on the same days as the principal is payable.

Liquidity

The Company has incurred recurring operating losses and negative cash flows from operating activities. Although the Company has reduced workforce levels and implemented certain other cost saving initiatives over the past year, the Company used $37.4 million and $22.5 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first six months of fiscal 2008, respectively.

        Included in the Company’s plans is the immediate need to reduce the Tecstar business segment costs to levels commensurate with its expected revenues and a possible sale of the Tecstar business segment. On December 13, 2007, the Company’s lender informed management that although it is not withdrawing at this time from the transaction contemplated by the Term Sheet, the lender does not intend to move forward with the transaction unless the Company proposes an acceptable plan to further reduce the Tecstar business segment’s present cost structure. The Company anticipates that any cost restructuring plan will be implemented either through negotiations with its creditors or by seeking the rights, remedies and protections available to the Tecstar business segment under the Bankruptcy laws. The Company cannot provide any assurances that it will be able to develop a plan acceptable to the lender in a time frame acceptable to the Company, if at all. Nor can the Company provide any assurances that the lender will proceed with the purchase of Tecstar even if such a restructuring plan is developed and implemented. The Company does not intend to provide any additional capital to its Tecstar business segment in the future and is currently assessing its options to reduce costs and to reorganize the Tecstar business segment’s operations. The decision not to provide additional capital and to significantly reduce costs or reorganize, will limit Tecstar’s ability to pay its vendors, perform on its contracts, continue existing programs, and pursue new programs and new customers.

In the event that a plan to further reduce costs cannot be implemented by the end of the Company’s fiscal third quarter or is not acceptable to facilitate a sale or additional financial support from the lender or another party, the Company anticipates that it will file for bankruptcy protection for its Tecstar Automotive Group subsidiary for the purpose of liquidating the assets of the Tecstar business segment.

Under a possible restructure plan financed by the lender or a liquidation plan of the Tecstar business segment, the Company believes that its working capital at October 31, 2007, plus the additional $5.0 million in proceeds received from term notes issued in November 2007 and the additional $3.0 million in availability on the Revolver obtained on December 14, 2007, taken together with the available committed funding of $5.0 million secured on July 16, 2007, is sufficient to fund operating activities of its Quantum Fuel Systems and Corporate business segments for at least the next twelve months. However, an inability by the Company to timely implement a cost reduction plan acceptable to the lender and to consummate the sale of the Tecstar Automotive Group business segment or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern. In addition, if the Company’s subsidiary, Tecstar Automotive Group, files for bankruptcy protection or if the Company otherwise discontinues the business operations of its Tecstar Automotive Group business segment, the Company would be in default in certain of its material contracts including, without limitation, its Credit Agreement and $15.0 million Senior Subordinated Convertible Promissory Notes. Although the lender continues to work with the Company in its efforts to restructure the Tecstar business segment as evidence by the lender granting waivers for certain debt compliance matters as of December 14, 2007, due to the Company’s need to implement a significant cost reduction plan acceptable to the lender or to file the Tecstar Automotive Group under bankruptcy protection, it is no longer considered remote that a material adverse condition will not cause a default in the covenants of the Convertible Notes and Credit Agreement. Since there can be no assurances that the lender will not exercise its right to call the debt, the Company has reclassified the debt as current at October 31, 2007. Furthermore, if the lender is unwilling to waive such default and calls the debt obligations, the Company would not be able to pay on those obligations unless it is able to adequately refinance those debt obligations. If the Company is unable to obtain such refinancing, the Company would not be able to continue as a going concern.

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

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals, as well as the impairment of the long-lived assets) considered necessary for a fair presentation have been included. As discussed further under Liquidity and in Note 2, the Company will be developing a plan during the third quarter of fiscal 2007 to significantly reduce costs at the Tecstar Automotive Group business segment level that may include seeking the rights, remedies and protections available to the Tecstar business segment under the Bankruptcy laws that could result in a reorganization or a liquidation of the Tecstar business segment. The consolidated financial statements incorporated herein do not consider any adjustments that might be required under the liquidation basis of accounting and have been prepared under the assumption that the Company is a going concern.

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

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which the Company cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract methodology. Under the completed contract methodology, all revenue and expenses attributable to the specific contract are deferred until the end of the project (see Note 9).

Reclassification

Certain reclassifications have been made to fiscal year 2007 amounts to conform to the fiscal year 2008 presentation.

2) Possible Sale/Restructure or Reorganization of Tecstar Business Segment

On October 29, 2007 the Company and its asset-based lender signed a Term Sheet that summarized the principal terms of a proposed sale of the entire Tecstar Automotive Group business segment to the lender. In connection with the signing of the Term Sheet, the Company’s lender provided a $5.0 million term loan to Tecstar Automotive Group, which was guaranteed by Quantum, and received a promissory note in return (the “November 2007 Term Note”).

On December 13, 2007, the Company’s lender informed management that although it is not withdrawing at this time from the transaction contemplated by the Term Sheet, the lender does not intend to move forward with the transaction unless the Company proposes an acceptable plan to further reduce the Tecstar business segment’s present cost structure. The Company anticipates that any cost restructuring plan will be implemented either through negotiations with its creditors or by seeking the rights, remedies and protections available to the Tecstar business segment under the Bankruptcy laws. The Company cannot provide any assurances that it will be able to develop a plan acceptable to the lender in a time frame acceptable to the Company, if at all. Nor can the Company provide any assurances that the lender will proceed with the purchase of Tecstar even if such a restructuring plan is developed and implemented. If a definitive agreement or additional financial support from the lender or another party, in connection with a restructure or reorganization, cannot be finalized in the near term, the Company anticipates that it may have to liquidate the Tecstar Automotive Group business segment operations.

The Company previously disclosed that it had engaged a financial advisor to perform an assessment of strategic options for its Tecstar Automotive Group, Inc. subsidiary and to solicit offers in the open market for a sale of that business segment. Based upon the results of this assessment and the range of fair value obtained in the solicitation process, the Company determined that the net assets of the Tecstar business segment were impaired in the amount of approximately $58.9 million as of July 31, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the balance of goodwill of $3.5 million and intangible assets of $45.8 million in the segment have been written-off in addition to a $9.6 million impairment charge recognized for property and equipment for the period ended July 31, 2007. As a result of the impairment of the Tecstar business segment’s intangible assets, the deferred tax liability resulting from the temporary difference for amortization periods that exceeded the statutory carry forward period was eliminated with a corresponding tax benefit recognized in the amount of $4.9 million for the period ended July 31, 2007.

The Company performed an additional analysis for the second quarter of fiscal 2008 and at this time did not identify any further impairment of its long-lived assets through October 31, 2007. Depending upon the outcome of a cost reduction plan still being developed by the Company, further impairments of Tecstar business segment assets may result from the actions to be implemented.

If the Tecstar business segment were to be sold or liquidated, $18.7 million of net assets, excluding obligations under long-term debt, would be disposed of, based on October 31, 2007 balances.

3) Restricted Cash Equivalents and Marketable Securities

Restricted cash equivalents consist of a collateralized interest bearing account for the benefit of General Motors Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for the operations of Regency Conversions, Inc. (Regency), a wholly-owned subsidiary of Tecstar Automotive Group.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2007	October 31, 2007
Customer accounts billed	$18,940,800	$18,727,667
Customer accounts unbilled	1,782,872	739,322
Allowance for doubtful accounts	(630,976)	(956,946)

Accounts receivable, net	$20,092,696	$18,510,043

5) Inventories

Inventories consist of the following:

	April 30, 2007	October 31, 2007
Materials and parts	$31,133,107	$26,942,040
Work-in-process	912,505	1,947,627
Finished goods	3,016,378	2,822,197

	35,061,990	31,711,864
Less provision for obsolescence	(4,421,523)	(4,521,289)

Inventories, net	$30,640,467	$27,190,575

6) Property and Equipment

As discussed in Note 2, an estimated impairment charge of $9.6 million for property and equipment associated with the Tecstar Automotive Group segment was recognized during the first quarter of fiscal 2008.

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

Goodwill is not subject to amortization. Changes in the carrying values of goodwill for the first six months of fiscal 2008 are as follows:

	Quantum Fuel Systems	Tecstar Automotive Group	Totals
Balance as of April 30, 2007	$30,400,000	$3,450,468	$33,850,468
Impairment charge related to Regency acquisition	—	(3,450,468)	(3,450,468)

Balance as of October 31, 2007	$30,400,000	$—	$30,400,000

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

Intangible assets consist of the following:

	Estimated Useful Life	April 30, 2007	October 31, 2007
Tecstar Automotive Group Segment:
Tecstar contracts and customer relationship		$41,344,221	$—
Tecstar existing technology		236,666	—
Regency dealer network and trade names		4,809,175	—
UPC dealer network and trade names		128,720	—

Net carrying value		46,518,782	—

Quantum Fuel Systems Segment:
GM Strategic Alliance Agreement:
Gross carrying value	120 months	16,479,358	16,479,358
Accumulated amortization		(7,798,977)	(8,628,865)

Net carrying value		8,680,381	7,850,493

ALP patents and technology:
Gross carrying value	192 months	234,997	274,779
Accumulated amortization		(15,913)	(27,195)

Net carrying value		219,084	247,584

Totals		$55,418,247	$8,098,077

8) Equity Stake in Affiliate

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. to produce premium plug-in hybrid automobiles. Initial deliveries of a four-door sports sedan are anticipated to commence in December 2009. Upon formation, the Company owned 62% of the issued and outstanding capital stock of Fisker Automotive. On November 21, 2007, Fisker Automotive sold $5.5 million of convertible preferred stock in a Series A financing, which reduced the Company’s ownership percentage to 47.5%. The preferred shareholders have voting rights that are similar to the common shareholders. The Company has the right to appoint two of Fisker Automotive’s five members of the Board of Directors. Fisker Automotive will need to raise a substantial amount of additional capital in order to complete future phases of development, testing and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in Fisker Automotive.

The Company accounts for its equity stake in Fisker Automotive under the equity method of accounting in accordance with APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18). Due to the temporary nature of its majority interest in Fisker Automotive, the Company also accounted for its initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), the Company is not the primary beneficiary as defined by FIN46R.

Fisker Automotive has incurred an accumulated deficit of approx $1.4 million from inception through October 31, 2007 for design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with an historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balance as of October 31, 2007 is zero and there is no activity to be reported in the Company’s condensed consolidated statement of operations for the second quarter of fiscal 2008.

9) Deferred Revenue

In certain circumstances, specific contracts in which the Company cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract methodology in accordance with SOP 81-1. Under the completed contract methodology, all revenue and expenses attributable to the specific contract are deferred until the end of the project. Tecstar Automotive Group has performed certain design and construction services to set up a second stage production and assembly facility and provide production support associated with Force Protection Industries’ Mine Resistant Ambush Protected (MRAP) military vehicle. This contract is being recognized under the completed contract methodology and is expected to be completed near the end of the Company’s fiscal year 2008. As of October 31, 2007, the Company has deferred expenses of $1.3 million that are reflected as part of tooling and engineering and $4.4 million of deferred revenues included on the accompanying condensed consolidated balance sheet.

10) Warranties

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

Changes in the Company’s product warranty liability during the first six months of fiscal 2008 are as follows:

Balance at April 30, 2007	$1,064,562
Warranties issued during the period	689,900
Settlements made during the period	(241,768)

Balance at October 31, 2007	$1,512,694

11) Debt

Long-term debt consists of the following:

	April 30, 2007	October 31, 2007
Convertible notes, $15,000,000 face value; plus unamortized premium of $6,009,231 as of April 30, 2007; plus unamortized premium of $5,427,693 and payment-in-kind of $308,219 as of October 31, 2007	$21,009,231	$20,735,912
Term note	10,000,000	10,000,000
Revolving line of credit, asset-based lender	15,895,626	20,306,308
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, due May 1, 2013, unsecured	1,374,188	1,277,380
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, due May 1, 2013, unsecured	1,718,380	1,597,761
Other	20,104	54,059

Long-term debt, current and non-current	50,017,529	53,971,420

Less current maturities for scheduled payments and premium amortization	(4,313,135)	(6,736,206)
Less remaining portion of debt classified as current	—	(47,235,214)

Long-term debt, non-current	$45,704,394	$—

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

On January 31, 2007, the Company entered into a $30.6 million Credit Agreement (Credit Agreement) with an asset-based lender affiliated with the Convertible Notes. The Credit Agreement provides for a $20.6 million revolving line of credit (Revolver) and a $10.0 million term loan (Term Loan). The maturity date for the Revolver and Term Loan is January 31, 2010. Per the terms of the January 31, 2007 Credit Agreement, as amended through September 13, 2007, the maximum principal amount that can be outstanding at any one time under the Revolver is limited to the lesser of (i) $20.6 million and (ii) the sum of (x) 85% of eligible accounts receivable and (y) the lesser of (i) 45% of eligible inventory and (ii) $10.6 million. The annual interest rate on the outstanding borrowings under the Revolver and the Term Loan through September 30, 2007 was equal to the greater of (A) the prime rate plus 3.0% and (B) 10.0%. Effective October 1, 2007, the annual interest rate for borrowings under the Revolver and the Term Loan changed to a fixed rate of 12.0%.

Repayment of the Term Loan was scheduled as follows: interest only until August 1, 2007; then monthly installments of principal on the first day of each month, commencing on August 1, 2007, in the amount of $0.25 million for the period from August 1, 2007 through January 1, 2008 and in the amount of $0.4 million thereafter. No principal payments have been made on the Term Note and the lender has agreed to defer the scheduled principal payments until March 15, 2008 pursuant to the Waiver dated December 14, 2007 in exchange for an increase in the interest rate of 1% per annum per month beginning January 1, 2008 and an option for the lender to delay receipt of the principal payments for up to six months. The Company retains the right to pay the principal in cash or common stock; however, if exchanged for common stock, the exchange price will be set equal to the lower of $1.50 per share or the volume weighted average price (VWAP) of the common stock for the 20 days prior to the exchange. The Waiver also allows the Company to borrow $7.0 million over the calculated borrowing base under the Revolver and raised the maximum availability under the line by $3.0 million to $23.6 million through November 1, 2008. In exchange for the lender’s concession on the calculated borrowing base requirement, the interest rate on the portion of the outstanding borrowings that exceed the calculated borrowing base will accrue at 18.0% and the lender will be entitled to exchange $7.0 million of the outstanding borrowings under the Revolver for shares of common stock at an exchange price of $1.50 per share through January 1, 2010. The calculated borrowing base for the Company under the Revolver was approximately $18.7 million at October 31, 2007. The Credit Agreement also has a material adverse change provision which allows the lender to call the Convertible Notes and Credit Agreement in the event of a significant deterioration in the business or the filing for bankruptcy protection of a subsidiary. The lender continues to work with the Company in its efforts to restructure the Tecstar business segment as evidence by the lender granting the aforementioned waivers. Due to the recent discussions between the Company and its lender on December 13, 2007, and the Company’s need to implement a significant cost reduction plan acceptable to the lender or to file the Tecstar Automotive Group under bankruptcy protection, it is no longer considered remote that a material adverse condition will not cause a default in the covenants of the Convertible Notes and Credit Agreement. Since there can be no assurances that the lender will not exercise its right to call the debt, the Company has reclassified the debt as current at October 31, 2007 in the accompanying balance sheet.

The Company’s obligations under the Credit Agreement are guaranteed by all of its domestic subsidiaries with the exception of Amstar, LLC and are secured by substantially all the Company’s assets and the assets of its subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement and reflected as deferred loan fees on the consolidated balance sheet at April 30 and October 31, 2007, are being amortized against interest expense over the three-year life of the Credit Agreement.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes. As amended, the total annual interest rate is 11.5% of which the cash coupon rate is 6.5% and a cash or payment-in-kind option for the borrower is 5.0%. The holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%). The conversion price on the Convertible Notes was reset to $1.35 per share on June 22, 2007 in connection with the private placement after factoring in the dilutive effect of the warrants provided in the private placement against the price of the stock issued of $1.50 per share.

As a result of the substantial changes to the original Convertible Notes in January 2007, including the execution of a guaranty by the Company of the obligations under the Convertible Notes, there was an implied exchange of debt instruments as prescribed in Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million on the date of the transaction. The remaining difference between the fair value and face value of the Convertible Notes of $5.4 million as of October 31, 2007 is being amortized against interest expense over the 62 month expected life of the notes to reflect the effective interest rate of the new debt instrument. For purposes of disclosing the maturities of long-term scheduled debt payments below, the scheduled maturity date of July 1, 2009 is utilized as an assumption.

Incorporating the waiver received from the Company’s lender on December 14, 2007, the Company is in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes. In addition, the Company does not believe any material adverse effect or conditions in the business currently exist that would constitute a default under its credit facilities; however, it is no longer considered remote that a material adverse condition will not cause a default in the covenants of the Convertible Notes and Credit Agreement within the next twelve months. See information regarding risks of a future default under certain circumstances in Note 1, Liquidity.

The promissory note issued and the other obligation owed to a former shareholder of Wheel to Wheel, Inc. (the predecessor to Wheel to Wheel, LLC) is guaranteed by a certain officer and a current director of the Company.

Maturities of long-term debt for each of the next five twelve month periods ending October 31 are as follows (exclusive of potential default on any debt covenant provisions):

	Scheduled Payments	Amortization of Premium on Convertible Notes	Total Maturities of Long-Term Debt
2008	5,573,130	1,163,076	6,736,206
2009	20,603,196	1,163,076	21,766,272
2010	20,920,671	1,163,076	22,083,747
2011	540,995	1,163,076	1,704,071
2012	562,944	775,389	1,338,333
Thereafter	342,791	—	342,791

	$48,543,727	$5,427,693	$53,971,420

12) Discontinued Operations – Empire Coach

In September 2005, the Company acquired a 51.0% interest in Tecstar Coachbuilders, LLC (formerly known as Empire Coach Enterprises, LLC, and herein referred to as “Empire Coach,”), a second stage limousine manufacturer. On January 12, 2007, Empire Coach filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Eastern District of Michigan. Empire Coach continued in possession of its property and managed the business as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Act through the date of sale of its business to an unrelated third party on April 27, 2007 pursuant to an Asset Purchase and Sales Agreement dated April 3, 2007. Empire Coach received $0.4 million in consideration for the sale of all its business assets to the buyer along with the buyer assuming the long-term facility lease and certain other liabilities. Tecstar Automotive Group provided a guarantee for the obligations under the facility lease in connection with the origination of the lease in September 2005. This guarantee, scheduled to expire in February 2013 in connection with the end of the lease term, continues to remain in place. The historical activities of Empire Coach are reported as discontinued operations in the accompanying condensed consolidated statements of operations. A summary of Empire Coach’s operating activities is as follows:

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Net product sales	$1,175,922	$1,734,687
Costs and expenses:
Cost of product sales	2,046,463	2,772,423
Selling, general and administrative	225,696	433,496
Impairment of long lived assets	598,905	598,905
Interest expense	49,472	49,472

Total costs and expenses	2,920,536	3,854,296

Loss from discontinued operations	$(1,744,614)	$(2,119,609)

13) Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, based on estimated fair values.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the first two quarters ended fiscal 2007 and 2008.

The Company has included the following amounts for share-based compensation cost in the accompanying unaudited condensed consolidated statement of operations for the first six months of fiscal 2007 and 2008:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Cost of product sales	$31,246	$25,757	$72,186	$54,257
Research and development	92,988	$84,734	218,767	$148,991
Selling, general and administrative	828,718	$891,899	1,783,931	$1,702,132

Total share-based compensation	$952,952	$1,002,390	$2,074,884	$1,905,380

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

Below is a summary of the options activity under the stock option plan for the first six months of fiscal 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2007	5,771,194	$4.30
Granted	—	$—
Exercised	—	$—
Forfeited	(200,625)	$3.88
Expired	(234,125)	$4.35

Options outstanding at October 31, 2007	5,336,444	$4.32	7.2	$—
Vested and expected to vest at October 31, 2007	4,836,493	$4.42	6.7	$—
Options exercisable at October 31, 2007	3,039,694	$4.45	6.5	$—

On May 1, 2007, an additional 1,951,572 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At October 31, 2007, there were 3,688,108 shares of common stock available for grant under the Plan.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected life of options granted subsequent to the adoption of SFAS 123R is derived based on the historical life of the Company’s options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Dividend yield	0%	n/a	0%	n/a
Expected life - years	5.5	n/a	5.5	n/a
Risk-free interest rate	4.8%	n/a	4.8%	n/a
Expected volatility of common stock	82.7	n/a	82.7	n/a

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Weighted average grant date fair value per share	$1.97	none granted	$1.97	none granted
Intrinsic value of options exercised	$—	$—	$12,335	$—
Total fair value of options vested during the period	$499,909	$986,532	$1,790,718	$1,694,694

14) Warrants

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

The warrants related to the June 22, 2007 private placement were originally subject to shareholder approval of additional authorized shares that was outside the control of the Company as of the date of the private placement and as of the date the Company filed its quarterly report for the first quarter ended July 31, 2007. Pursuant to Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of the warrants was subject to liability classification. Accordingly, the Company reported $16.8 million of the net proceeds from the June 2007 private placement, representing the estimated fair value of the warrants as of July 31, 2007, as unsubscribed stock purchase warrants in the condensed consolidated balance sheet as at July 31, 2007. Since no actively traded market for the warrants existed as of July 31, 2007, the fair value of the warrants was determined using a Black-Scholes valuation model utilizing the following weighted average assumptions: volatility of 82.7%, term of warrants of 7.5 years, risk-free rate of 4.8% and no expected dividends. Expected volatility was based on the historical volatility of the Company’s stock price. On September 28, 2007 the additional authorized shares were approved by the shareholders and as a result, the fair value of the warrants was moved from its initial classification as a liability to its permanent classification as an equity instrument. For the period from June 22, 2007 to July 31, 2007, and for the period from August 1, 2007 to September 28, 2007, the changes in the fair value of the warrants was de minimis.

Warrant activity and warrants outstanding for the six month period ended October 31, 2007 is as follows:

Warrant Type	Exercise Price	Expiration Date	Outstanding as of April 30, 2007	Issued	Expired	Outstanding as of October 31, 2007
June 29, 2006 Warrants	$3.94	June 2011	880,506	—	—	880,506
October 31, 2006 “A” Warrants	$1.50	April 2014	2,402,874	1,377,648	—	3,780,522
June 22, 2007 Warrants	$2.09	December 2014		15,000,000		15,000,000

			3,283,380	16,377,648	—	19,661,028

15) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Numerators for basic and diluted loss per share data - to common stockholders:
Loss from continuing operations	$(87,585,532)	$(12,136,970)	$(100,636,050)	$(78,982,540)
Loss from discontinued operations	$(1,744,614)	$—	$(2,119,609)	$—
Net loss	$(89,330,146)	$(12,136,970)	$(102,755,659)	$(78,982,540)
Denominator for basic and diluted loss per share data - weighted-average shares	59,452,121	78,552,368	57,883,861	74,951,825
Basic and diluted per share data:
Loss from continuing operations	$(1.47)	$(0.15)	$(1.74)	$(1.05)
Loss from discontinued operations	$(0.03)	$—	$(0.04)	$—
Net loss	$(1.50)	$(0.15)	$(1.78)	$(1.05)

For the first six months of fiscal 2008, options to purchase approximately 5.3 million and warrants to purchase approximately 19.7 million shares of common stock, respectively, were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive. In addition, for the first six months of fiscal 2008, senior subordinated notes payable convertible into approximately 11.3 million shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

16) Income Taxes

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

17) Business Segment and Geographic Information

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and battery control systems for a variety of automotive applications including fuel cell, hybrid, and alternative fuel vehicles in the transportation, industrial, and military industries. This segment generates product revenues through the sale of fuel cell-related fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its hydrogen fuel cell products into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell and alternative fuel applications. General Motors comprised 79.6% and 65.2% of the total Quantum Fuel Systems segment revenue reported for the first six months of fiscal 2007 and 2008, respectively.

The Tecstar Automotive Group business operations are focused on the automotive supply industry and primarily consist of second stage manufacturing of pick-up trucks, sport utility vehicles and vans. Vehicle chassis are received from the OEM and certain appearance items such as ground effects, wheels and badging are added to the chassis. The Tecstar Automotive Group also has engineering and design capabilities for concept vehicles and distributes automotive accessories through a dealer network. General Motors comprised 51.6% and 49.5 % of the total Tecstar Automotive Group segment revenue reported for the first six months of fiscal 2007 and 2008, respectively.

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

Geographic Information

The Company’s long-lived assets are primarily based in facilities in Texas, California, Michigan, Indiana, Missouri, and Ontario, Canada at October 31, 2007. The Company’s foreign assets, which are all located in Canada, represented 2% and 3% of the Company’s consolidated total assets at April 30, 2007 and October 31, 2007, respectively.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended October 31,		Six months ended October 31,
	2006	2007	2006	2007
Product revenue
Quantum Fuel Systems	$3,765	$3,260	$8,326	$4,715
Tecstar Automotive Group	28,846	17,548	62,723	$42,598

Total	$32,611	$20,808	$71,049	$47,313

Contract revenue
Quantum Fuel Systems	$1,477	$2,916	$3,992	$4,970
Tecstar Automotive Group	1,352	2,230	2,343	$4,107

Total	$2,829	$5,146	$6,335	$9,077

Operating Loss
Quantum Fuel Systems	$(3,771)	$(2,033)	$(6,790)	$(4,905)
Tecstar Automotive Group (1)	(79,797)	(5,995)	(85,190)	$(70,021)
Corporate	(3,632)	(3,066)	(7,731)	$(7,000)

Total	$(87,200)	$(11,094)	$(99,711)	$(81,926)

Capital Expenditures
Quantum Fuel Systems	$31	$293	$109	$407
Tecstar Automotive Group	$952	411	4,090	703
Corporate	$76	—	103	—

Total	$1,059	$704	$4,302	$1,110

Depreciation
Quantum Fuel Systems	$1,045	$533	$1,669	$977
Tecstar Automotive Group	552	159	1,353	1,449
Corporate	298	3	728	7

Total	$1,895	$695	$3,750	$2,433

Amortization of Intangibles
Quantum Fuel Systems	$419	$419	$837	$838
Tecstar Automotive Group	715	—	1,431	698

Total	$1,134	$419	$2,268	$1,536

(1)	Operating loss for the Tecstar Automotive Group includes $71.7 million and $58.9 million in impairment charges related to long-lived assets for fiscal years 2007 and 2008, respectively.

	April 30, 2007	October 31, 2007
Identifiable Assets
Quantum Fuel Systems	$54,284	$59,599
Tecstar Automotive Group	104,922	$39,807
Corporate	8,337	$6,195

Total assets	$167,543	$105,601

Goodwill
Quantum Fuel Systems	$30,400	$30,400
Tecstar Automotive Group	3,450	$—

Total goodwill	$33,850	$30,400

18) Minority Interests

Amstar

AM General LLC holds a minority interest equity position in the accounts of Amstar. As of April 30, 2007 and October 31, 2007, Amstar had accumulated deficits of $0.7 million and $1.2 million, respectively.

In connection with the start up of operations in February 2005, AM General provided their initial and only capital contribution to date of $50,000 to Amstar. AM General has no obligation to provide additional capital contributions to cover a deficit equity position. Accordingly, the portion of the accumulated deficits that exceed AM General’s capital contribution has been allocated to the Company and as a result there is no balance to be reported as minority interest for the periods ended April 30, 2007 and October 31, 2007 for AM General.

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

Unique Performance Concepts

Unique Vehicle Concepts, Inc., owns a minority interest equity position of 49.9% in the accounts of UPC, a venture formed in January 2006. As a result of losses applicable to the minority interest that have exceeded its net capital contributions, there is no amount reflected for minority interest on the consolidated balance sheet for UPC as of April 30, 2007 and October 31, 2007. During November 2007, Unique Performance, Inc., an affiliate of the minority interest partner, filed for bankruptcy protection. As a result, the license agreement with the designer of the special edition vehicle manufactured by UPC terminated the licensing agreement thus prohibiting production and sales of the vehicles manufactured by UPC. On November 6, 2007, the Board of Managers of UPC approved the orderly dissolution of the UPC. The Company believes that Tecstar Automotive Group will be able to obtain a new license agreement that will allow it to resume production and sale of the vehicle under a new legal structure in the coming months.

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. During fiscal 2007 and the first six months of fiscal 2008, ALP received a total of $0.6 million and $1.2 million in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% as of the date of formation on March 24, 2006 to 79.4% as of April 30, 2007 and to 81.0% as of October 31, 2007.

The net equity of ALP as of April 30, 2007 and October 31, 2007 was $26,000 and $0.3 million, respectively. The minority interest position as of April 30, 2007 and October 31, 2007 amounted to $0.1 million and $0.5 million, respectively.

19) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2007	2006	2007
Comprehensive loss, net of tax:
Net loss, as reported	$(89,330,146)	$(12,136,970)	$(102,755,659)	$(78,982,540)
Unrealized loss - available for sale securities	$(33,889)		$(33,889)
Currency translation adjustments (1)	155,942	283,282	(40,836)	372,640
Comprehensive loss, net of tax:	$(89,208,093)	$(11,853,688)	$(102,830,384)	$(78,609,900)

(1)	Assets and liabilities of the Company’s Canadian operations are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

20) Contingencies

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

21) Restructuring Charges

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

A summary of restructuring activities during the first six months of fiscal 2008 is as follows:

	Unpaid Balance as of April 30, 2007	Restructuring Charges	Payments	Unpaid Balance as of October 31, 2007
	(in thousands)
Lease termination fees	$1,035	$—	$(1,003)	$32
Employee termination benefits and other	654	—	(291)	363
Total restructuring charges (1)	$1,689	$—	$(1,294)	$395

(1)	Accrued restructuring charges are reported in other accrued liabilities on the condensed consolidated balance sheet.

22) Subsequent Event - Solar Cell Supply Agreement

On November 7, 2007 the Company entered into an agreement with Asola Advanced and Automotive Solar Systems GmbH (“Asola”) under which the Company agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights to the Company, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that it is responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. The Company anticipates that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, the Company will coordinate raising funds specifically for Asola in an effort to cover the short-fall.

The Company believes these agreements secure a ten-year supply of silicon photovoltaic solar cells that the Company and Asola anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States. In addition to the purchase of one-half of the rights and obligations under Asola’s long-term solar supply agreement, the Company entered into a binding letter of intent to acquire a 24.99% share of Asola that the Company anticipates to complete during the second half of fiscal 2008.

The Company’s unconditional obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years are as follows:

Twelve months ending December 31:	Euros:
2008	2,421,000
2009	5,844,000
2010	8,110,000
2011	15,720,000
2012	15,220,000

Total	47,315,000

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•

An inability by us to quickly and effectively reduce costs, restructure, reorganize, sell or close the Tecstar business segment in the near term would significantly hinder our ability to raise additional capital in the future and could impact our ability to continue as a going concern.

•

A possible bankruptcy filing for the Tecstar Automotive Group subsidiary will constitute a default in certain of our material contracts including, without limitation, our Credit Agreement and $15 million Senior Subordinated Convertible Notes. If such debt obligations are called, this would materially impact our ability to continue as a going concern and might require us to seek protections under the bankruptcy laws.

•

The daily closing price of our common stock has recently traded below $1.00 per share and our market capitalization has declined to levels that are impacting our ability to continue in compliance with NASDAQ listing requirements. An inability to maintain compliance with NASDAQ listing requirements would result in our delisting and could materially impact our ability to raise capital resources that may be needed for future operations.

•

We anticipate that we may need to raise additional financing to take advantage of strategic business opportunities, to complete product and application development, to expand operations, or to fund future operating activities.

•

We may not be able to obtain waivers of our defaults in the future from our lender if we do not meet either the terms of our existing waiver or future requirements associated with our amended credit facilities.

•	We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

•	Recent financing activities may limit our ability to raise additional equity financing through private placement transactions.

•	Future sales of substantial amounts of our common stock could affect its market price.

•	The market price and trading volume of our common stock may be volatile.

Other Risks Related to our Business:

•	We depend on our sales to and contracts with General Motors for a substantial portion of our revenue.

•	Our Quantum Fuel Systems business revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles.

•	Our revenue is highly concentrated among a small number of customers.

•	Our business depends on the growth of the specialty vehicle and hydrogen economy markets.

•	Realization of the benefits we expected from our acquisitions of Tecstar Automotive Group and Regency Conversions may not occur.

•

Over the past year, we have recorded material charges to reduce the carrying value of certain long-lived assets of the Tecstar Automotive Group business segment to their estimated fair values. Additional charges may be required in the future if the fair value of the remaining long-lived assets decline as a result of a restructuring or liquidation of the Tecstar business segment.

•	We could become subject to stockholder litigation associated from our merger with, or a possible sale or restructure of, Tecstar Automotive Group.

•	We could become subject to stockholder litigation associated with prior restatements of our financial statements.

•	The cyclical nature of automotive production and sales, particularly those of General Motors, could adversely affect our Tecstar Automotive Group business.

•	We may never be able to introduce commercially viable hydrogen products and systems.

•	A mass market for hydrogen fuel cell products and systems may never develop or may take longer to develop than anticipated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	Higher gasoline prices, higher interest rates and/or decreases in the level of disposable consumer income could adversely affect the demand for the products of our Tecstar Automotive Group business.

•	Our ability to design and manufacture fuel systems for fuel cell, hydrogen and hybrid applications that can be integrated into OEM products will be critical to our business.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing fuel systems for fuel cell and hydrogen applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be adversely affected by labor disputes.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	Our future operating results may fluctuate, which could result in a lower price for our common stock.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Past acquisitions and any future acquisitions, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Our recent acquisitions and any future acquisitions could harm our operating results and share price.

•	The disposition of businesses that do not fit with our evolving strategy can be highly uncertain.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, hydrogen and alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, and the installation of its systems into OEM vehicles. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its fuel storage, fuel delivery, and electronic control systems integrate and operate with their fuel cell or hybrid applications.

The Tecstar Automotive Group segment is comprised of virtually all of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions. The Tecstar Automotive Group primarily consists of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks. This segment engineers and validates appearance items and performance packages to OEM standards and completed systems carry the full OEM warranty and are distributed directly by the OEM to automotive dealerships. The Tecstar Automotive Group is also involved in other special programs such as designing and constructing second stage production and assembly operations for other companies involved in non-traditional consumer automotive markets, such as military vehicles.

The chief operating decision maker allocates resources and tracks performance by the three reporting segments, and evaluates performance based on profit or loss from operations before interest and income taxes.

Recent Developments

Possible Sale/Restructure of Tecstar Business Segment

On October 29, 2007 we and our asset-based lender signed a Term Sheet that summarized the principal terms of a proposed sale of the entire Tecstar Automotive Group business segment to the lender. In connection with the signing of the Term Sheet, our lender provided a $5.0 million term loan to Tecstar Automotive Group, which was guaranteed by Quantum, and received a promissory note in return (the “November 2007 Term Note”).

On December 13, 2007, our lender informed management that although it is not withdrawing at this time from the transaction contemplated by the Term Sheet, the lender does not intend to move forward with the transaction unless we propose an acceptable plan to further reduce the Tecstar business segment’s present cost structure. We anticipate that any cost restructuring plan will be implemented either through negotiations with Tecstar’s creditors or by seeking the rights, remedies and protections available to the Tecstar business segment under the Bankruptcy laws. We cannot provide any assurances that we will be able to develop a plan acceptable to the lender in a time frame acceptable to us, if at all. Nor can we provide any assurances that the lender will proceed with the purchase of Tecstar even if such a restructuring plan is developed and implemented. If a definitive agreement, in connection with a restructure or reorganization, cannot be finalized in the near term, we anticipate that we may have to liquidate the Tecstar Automotive Group business segment operations.

We previously disclosed that we had engaged a financial advisor to perform an assessment of strategic options for our Tecstar Automotive Group, Inc. subsidiary and to solicit offers in the open market for a sale of that business segment. Based upon the results of this assessment and the range of fair value obtained in the solicitation process, we determined that the net assets of the Tecstar business segment were impaired in the amount of approximately $58.9 million as of July 31, 2007. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets,” the balance of goodwill of $3.5 million and intangible assets of $45.8 million in the segment have been written-off in addition to a $9.6 million impairment charge recognized for property and equipment for the period ended July 31, 2007. As a result of the impairment of the Tecstar business segment’s intangible assets, the deferred tax liability resulting from the temporary difference for amortization periods that exceeded the statutory carry forward period was eliminated with a corresponding tax benefit recognized in the amount of $4.9 million for the period ended July 31, 2007.

We performed an additional analysis for the second quarter of fiscal 2008 and at this time did not identify any further impairment of our long-lived assets through October 31, 2007. Depending upon the outcome of a cost reduction plan still being developed by us, further impairments of Tecstar business segment assets may result from the actions to be implemented.

If our Tecstar business segment were to be sold or liquidated, $18.7 million of net assets, excluding obligations under long-term debt, would be disposed of, based on October 31, 2007 balances.

Equity Stake in Affiliate

On August 7, 2007, we and our partner, Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. to produce premium plug-in hybrid automobiles. Initial deliveries of a four-door sports sedan are anticipated to commence in December 2009. Upon formation, we owned 62% of the issued and outstanding capital stock of Fisker Automotive. On November 21, 2007, Fisker Automotive sold $5.5 million of convertible preferred stock in a Series A financing, which reduced our ownership percentage to 47.5%. The preferred shareholders have voting rights that are similar to the common shareholders. We have the right to appoint two of Fisker Automotive’s five members of the Board of Directors. Fisker Automotive will need to raise a substantial amount of additional capital in order to complete future phases of development, testing and tooling for the new vehicle platform, which will further reduce our ownership percentage in Fisker Automotive.

We account for our equity stake in Fisker Automotive under the equity method of accounting in accordance with APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18). Due to the temporary nature of our majority interest in Fisker Automotive, we also accounted for our initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), we are not the primary beneficiary as defined by FIN46R.

Fisker Automotive has incurred an accumulated deficit of approx $1.4 million from inception through October 31, 2007 for design and development activities for the new vehicle platform. We have not contributed any cash or other assets with an historical cost basis to the venture and we have no obligation to fund deficit balances. As a result, our initial investment balance and balance as of October 31, 2007 is zero and there is no activity to be reported in our condensed consolidated statement of operations for the second quarter of fiscal 2008.

Solar Cell Supply Agreement

On November 7, 2007 we entered into an agreement with asola Advanced and Automotive Solar Systems GmbH (“Asola”) under which we agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

Our agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides us with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights to us, we paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that we are responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. We anticipate that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, we will coordinate raising funds specifically for Asola in an effort to cover the short-fall.

We believe these agreements secure a ten-year supply of silicon photovoltaic solar cells that we and Asola anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States. In addition to the purchase of one-half of the rights and obligations under Asola’s long-term solar supply agreement, we entered into a binding letter of intent to acquire a 24.99% share of Asola that we anticipate to complete during the second half of fiscal 2008.

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

In September 2007, we received a letter from General Motors nominating us as their hydrogen storage vessel supplier for their next generation of hydrogen storage systems under their fuel cell vehicle program. On November 21, 2007 we received initial purchase orders totaling $4.2 million for the program.

In November 2007, we began providing preliminary concept development services for a production intent hybrid-electric vehicle for our affiliate Fisker Automotive under a $1.0 million arrangement. We anticipate expanding our services beyond this initial arrangement to develop the powertrain and software control systems for the new vehicle platform over the next twelve months.

Our Quantum Fuel Systems segment revenues and cash flows are dependent on the advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hydrogen, fuel cell, hybrid and alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements, and consumer adoption of alternative fuel and hydrogen technologies on a commercial scale.

Our fuel storage and propulsion systems must be able to withstand rigorous testing as individual components and as part of the propulsion on the vehicle. Our system as a whole, including the tank, regulator, control systems, electronics and fuel lines, need to comply with OEM vehicle requirements and applicable safety standards. Our systems are generally designed, validated and certified for short-term life, approximately three years, and are produced in accordance with requirements specified by our OEM customers. We currently have programs with OEMs to design, validate and certify systems for longer durability and for vehicles designed for commercialization.

Our Quantum Fuel Systems business is generally related to fuel cell, hybrid and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell fuel cell or alternative fuel vehicles depends on their marketing strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors was completed in November 2006. We anticipate that future programs for CNG applications will be in international markets, specifically Europe, China and India. In April, 2007, we signed a memorandum of understanding to establish a cooperative joint venture with a major automaker in China for the development and commercialization of hybrid and alternative fuel vehicles, manufacture of gaseous fuel components, and integration of advanced propulsion systems. We also recently signed an agreement for the marketing, sales, and distribution in India of its leading alternative fuel vehicle products and systems for compressed natural gas (CNG), blends of natural gas and hydrogen, and liquid petroleum gas (LPG). We are currently in discussions with other China-based automotive OEMs and other parties in Europe to modify existing components and systems to meet specific vehicle applications for those markets.

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

On March 24, 2006, we obtained a 35.5% stake (since diluted to 19% as of October 31, 2007) in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP), a newly formed company whose primary asset is intellectual property. ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack.

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

Most of our second stage assembly programs with General Motors expired in April 2006 for model year 2006. The 2007 model year vehicles produced by General Motors represent a model changeover and are not anticipated to include our specialty equipment products on significant platforms until the 2008 or future model years. Certain other second stage assembly programs that continued into fiscal 2007 and fiscal 2008 included a sport utility vehicle platform and a pick-up truck platform along with related accessory and service parts. These remaining second stage assembly programs expired through July 2007. We also have a full-size van platform that began production during the fourth quarter of fiscal 2006 and a mid-sized truck platform that was in production from December 2006 through July 2007. We are in discussions with General Motors on targeted second stage vehicle platforms, vehicles and accessory parts programs, and introductory timing. Any extended transitional period in redesigning a performance package for these new model year vehicles by General Motors, or a decision by General Motors not to award us future programs, would likely continue to have a material adverse effect on our business if not replaced with other OEM programs or revenues from aftermarket programs, dealer network programs, dual-invoice programs or other strategic initiatives.

In August 2007, we entered into an agreement with Ford Motor Company for the production of the 450-horsepower 2008 Ford F-150 Foose Edition pickup truck. Under this agreement, Ford and Tecstar will produce the 2008 Ford F-150 Foose Edition pickup for sale beginning in January 2008. The Ford F-150 Foose Edition is based on the Ford F-150 FX2 Sport model that brings street-truck appeal to the FX4 off-road model.

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

During November 2007, our minority interest partner in the Unique Performance Concepts venture filed for bankruptcy protection. In addition, the license agreement with the designer of the special edition vehicle terminated the agreement thus halting production and sales of the vehicles. We believe we will be able to renew the license agreement under a new legal structure and we intend to move production of the special edition vehicles to another of our facilities and begin selling the special edition vehicles in the coming months.

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

For the first six months of fiscal 2007 and 2008, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 56% and 52%, respectively, of our total revenue for these periods.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We generally recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Our historical final contract costs have usually approximated the initial estimates and any unforeseen changes in the estimates have not normally resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which we cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract methodology. Under the completed contract methodology, all revenue and expenses attributable to the specific contract are deferred until the end of the project.

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

•

We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Tecstar Automotive Group segment provides product warranties to OEMs under terms similar to those offered by the OEMs to their customers, which are generally three years. Our Quantum Fuel Systems segment provides product warranties in certain circumstances depending on the platform and model year. For prototype components and systems that are not production intent, warranties are generally not provided. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

•

We record our acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In determining the fair value of the assets acquired and liabilities assumed in connection with our acquisitions, we consider the evaluations of independent valuation consultants and other estimates.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. In addition, we have estimated the temporary differences resulting from our merger with Tecstar Automotive Group as of and subsequent to the March 3, 2005 acquisition date. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits which may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. At July 31, 2007, the temporary differences that resulted from our merger with Tecstar Automotive Group were eliminated in connection with our impairment of all intangible assets associated with the segment. The elimination resulted in a tax benefit that was recognized in the amount of $4.9 million for the first six months of fiscal 2008. As of October 31, 2007, our net deferred tax assets have been offset in full by a valuation allowance.

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

Results of Operations

First two quarters of fiscal 2007 and 2008

Net revenues and operating loss for our business segments for the first two quarters of fiscal 2007 and 2008 were as follows:

	Three Months Ended October 31,		Six months ended October 31,
	2006	2007	2006	2007
Product revenue
Quantum Fuel Systems	$3,765	$3,260	$8,326	$4,715
Tecstar Automotive Group	28,846	17,548	62,723	$42,598

Total	$32,611	$20,808	$71,049	$47,313

Contract revenue
Quantum Fuel Systems	$1,477	$2,916	$3,992	$4,970
Tecstar Automotive Group	1,352	2,230	2,343	$4,107

Total	$2,829	$5,146	$6,335	$9,077

Operating Loss
Quantum Fuel Systems	$(3,771)	$(2,033)	$(6,790)	$(4,905)
Tecstar Automotive Group (1)	(79,797)	(5,995)	(85,190)	$(70,021)
Corporate	(3,632)	(3,066)	(7,731)	$(7,000)

Total	$(87,200)	$(11,094)	$(99,711)	$(81,926)

Overall revenue decreased $9.4 million from $35.4 million in the second quarter of fiscal 2007 to $26.0 million in the second quarter of fiscal 2008 and decreased $21.0 million from $77.4 million in the first half of fiscal 2007 to $56.4 million in the first half of fiscal 2008. This decrease is mainly due to declines in our Tecstar Automotive Group segment product revenues of $11.3 million in the second quarter of fiscal 2008 and $20.1 million in the second half of fiscal 2008 as a result of a reduction of second stage assembly programs with General Motors as well as lower volume of service parts to support these programs.

Overall operating loss decreased $76.1 million, from $87.2 million in the second quarter of fiscal 2007 to $11.1 million in the second quarter of fiscal 2008 and decreased $17.8 million from $99.7 million in the first half of fiscal 2007 to $81.9 million in the first half of fiscal 2008. The decline in the second quarter of fiscal 2008 was primarily due to an impairment charge of long-lived assets of $71.7 million recognized in the second quarter of fiscal 2007. The current year impairment charge of $58.9 million resulted from indications related to a review performed by a financial advisor that we hired to assess strategic options for the Tecstar Automotive

Group segment. Based on this assessment and the range of values obtained in the solicitation process, an impairment charge was recognized to reduce the book value of the segment to its estimated fair value. Excluding the impairment charges for both years, the operating loss decreased by $4.4 million from the second quarter of fiscal 2007 compared to the second quarter of fiscal 2008 primarily due to improved product and contract margins in our Quantum Fuel Systems segment and lower operating expenses in each of our three business segments.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $0.5 million, or 13%, from $3.8 million in the second quarter of fiscal 2007 to $3.3 million in the second quarter of fiscal 2008 and decreased $3.6 million, or 43%, from $8.3 million in the first half of fiscal 2007 to $4.7 million in the first half of fiscal 2008. The decrease in the first half of fiscal 2008 is mainly due to the end of sales associated with General Motors’ program for pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems in November 2006. Product sales during the second quarter and first half of fiscal 2008 primarily consist of hydrogen fuel storage systems to be used in General Motors’ fuel cell vehicle program and sales of hydrogen-fueled Toyota Prius hybrid vehicles. We expect higher levels of product sales for the remainder of fiscal 2008 as we increase production of hydrogen fuel storage systems under our purchase order with General Motors and anticipated higher sales of hydrogen hybrid vehicles.

Cost of product sales for the Quantum Fuel Systems segment decreased $1.4 million, or 36%, from $3.9 million in the second quarter of fiscal 2007 to $2.5 million in the second quarter of fiscal 2008 and decreased $3.6 million, or 47%, from $7.7 million in the first half of fiscal 2007 to $4.1 million in the first half of fiscal 2008. The decrease is mainly due to the lower overall sales volume in the segment and reductions in variable overhead costs.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.9 million from a negative $0.1 million in the second quarter of fiscal 2007 to a positive $0.8 million in the second quarter of fiscal 2008 and remained unchanged at positive $0.6 million for the first half of fiscal 2007 and 2008. The increase in the second quarter is mainly attributable to the improved margins on the Prius and hydrogen fuel storage systems shipped in fiscal 2008 compared with the compressed natural gas fuel systems shipped in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment increased $1.4 million, or 93%, from $1.5 million in the second quarter of fiscal 2007 to $2.9 million in the second quarter of fiscal 2008 and increased $1.0 million, or 25%, from $4.0 million in the first half of fiscal 2007 to $5.0 million in the first half of fiscal 2008. Contract revenue is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We anticipate contract revenues to be higher in the second half of fiscal 2008 compared to the second half of fiscal 2007 as a result of new hydrogen development programs with our OEM customers, powertrain development work for the Fisker Automotive hybrid-electric vehicle and expanding military programs.

Research and development expense associated with development contracts increased $0.1 million, or 6%, from $1.8 million in the second quarter of fiscal 2007 to $1.9 million in the second quarter of fiscal 2008 and decreased $0.8 million, or 20%, from $4.0 million in the first half of fiscal 2007 to $3.2 million in the first half of fiscal 2008 . The decrease is primarily related to a lower cost structure in the current year. Internally funded research and development expense for the Quantum Fuel Systems segment increased by $0.2 million, or 12%, from $1.7 million in the second quarter of fiscal 2007 to $1.9 million in the second quarter of fiscal 2008 and decreased $0.3 million, or 7%, from $4.1 million in the first half of fiscal 2007 to $3.8 million in the first half of fiscal 2008.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.2 million, or 17%, from $1.2 million in the second quarter of fiscal 2007 to $1.4 million in the second quarter of fiscal 2008 and increased $0.1 million, or 4%, from $2.5 million in the first half of fiscal 2007 to $2.6 million in the first half of fiscal 2008. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 17% for the second quarter of fiscal 2008 compared to 13% for the second quarter of fiscal 2007 and was 18% for the first half of fiscal 2008 compared to 13% for the first half fiscal 2007 due to higher cost of product sales in the prior year.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the second quarter of fiscal year 2008 was the same as in the second quarter of fiscal 2007 and amounted to $0.4 million and the expense in the first half of fiscal year 2008 was the same in as the first half of fiscal 2007 and amounted to $0.8 million.

Operating loss for the Quantum Fuel Systems segment decreased $1.8 million, or 47%, from $3.8 million in the second quarter of fiscal 2007 to $2.0 million in the second quarter of fiscal 2008 and decreased $1.9 million, or 28%, from 6.8 million in the first half of fiscal 2007 to $4.9 million in the first half of fiscal 2008. This improvement mainly relates to higher margins earned on customer programs due to the shift in product mix over the last year. We expect the Quantum Fuel Systems segment to incur continued operating losses in the remaining two quarters of fiscal 2008, although at declining levels due to anticipated higher production volumes and contract revenues.

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

Overall revenues for the Tecstar Automotive Group decreased $10.4 million, or 34%, from $30.2 million in the second quarter of fiscal 2007 to $19.8 million in the second quarter of fiscal 2008 and decreased $18.4 million, or 28%, from $65.1 million in the first half of fiscal 2007 to $46.7 million in the first half of fiscal 2008. This decrease is mainly due to lower overall purchases from General Motors and affiliated dealerships in fiscal 2008 as compared to the previous year. We believe the declining demand at the consumer level for trucks and SUV’s offered by General Motors over the past couple of years has significantly contributed to the reduced purchases by General Motors for our automotive specialty equipment products as well as the discontinuance of several large vehicle programs with General Motors.

Product sales for the Tecstar Automotive Group decreased $11.3 million, or 39%, from $28.8 million in the second quarter of fiscal 2007 to $17.5 million in the second quarter of fiscal 2008 and decreased $20.1 million, or 32%, from $62.7 million in the first half of fiscal 2007 to $42.6 million in the first half of fiscal 2008. Product sales include second stage assembly revenues that are associated with second stage automotive manufacturing facilities located in Louisiana, Missouri, Texas and Indiana in the United States and in Ontario, Canada. All of these facilities are located near General Motors’ assembly plants. Second stage assembly revenues decreased from $14.0 million in the second quarter of fiscal 2007 to $8.6 million in the second quarter of 2008. Product sales for automotive OEM accessory parts distributed through OEM distribution channels and dealer networks decreased from $12.3 million in the second quarter of fiscal 2007 to $6.4 million for the second quarter of fiscal 2008. Other revenues totaled $2.5 million and $2.6 million for the second quarters of fiscal 2007 and 2008, respectively. We expect product sales to continue to be negatively impacted by these trends, but anticipate higher product revenues in the second half of fiscal 2008 as a result of new the Ford F-150 program and other assembly part programs.

Cost of product sales for the Tecstar Automotive Group decreased $11.0 million, or 37%, from $29.9 million in the second quarter of fiscal 2007 to $18.9 million in the second quarter of fiscal 2008 and decreased $19.7 million, or 31%, from $62.9 million in the first half of fiscal 2007 to $43.2 million in the first half of fiscal 2008. Cost of product sales primarily represents the cost of raw material, labor and assembly facility overhead required in the second stage manufacturing process and material costs related to parts distribution. Gross profit on product sales was negative $1.4 million or negative 8% of sales for the second quarter of fiscal 2008 as compared to negative $1.1 million or negative 4% of sales for the second quarter of fiscal 2007 and was negative $0.6 for the first half of fiscal 2008 compared to negative $0.2 million for the first half of fiscal 2007.

Contract revenue for the Tecstar Automotive Group increased $0.8 million, or 57%, from $1.4 million in the second quarter of 2007 to $2.2 million in the second quarter of 2008 and increased $1.8 million, or 78%, from $2.3 million in the first half of fiscal 2007 to $4.1 million in the first half of fiscal 2008. Contract revenue is primarily associated with design and engineering services for concept vehicles. The increase in fiscal 2008 is primarily related to engineering services provided to Force Protection, Inc. for assistance in Force Protection’s Mine Resistant Ambush Protection (MRAP) armored vehicle programs with the U.S. military. Research and development expense associated with cost of contract revenue increased $0.8 million, or 57%, from $1.4 million in the second quarter of fiscal 2007 to $2.2 million in the second quarter of fiscal 2008 and increased $1.7 million, or 71%, from $2.4 million in the first half of fiscal 2007 to $4.1 million in the first half of fiscal 2008 as a result of the expanded research and development activities performed. We expect contract revenues in the third quarter to remain near the second quarter levels and then to increase incrementally by approximately $10 million near the end of the fourth quarter as a result of the anticipated completion of a specific contract to engineer, design and provide production support for Force Protection’s MRAP military vehicle platform. Revenue and direct expenses under this Force Protection contract are being accounted for under the completed contract methodology in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Through October 31, 2007, we have deferred $1.3 million in direct costs attributable to this Force Protection contract that will be recognized upon the completion of the project.

Selling, general and administrative expenses for the Tecstar Automotive Group decreased $1.6 million, or 26%, from $6.2 million in the second quarter of fiscal 2007 to $4.6 million in the second quarter of fiscal 2008 and decreased $1.8 million, or 15%, from $11.7 million in the first half of fiscal 2007 to $9.9 million in the first half of fiscal 2008. These expenses represent those costs that directly support the business segment and consist mainly of selling and administrative salaries, business development costs, insurance and travel related costs. The decrease in the current year is primarily due to the realization of cost reductions pursuant to initiatives implemented during fiscal 2007.

There was no amortization of intangibles in the second quarter of fiscal 2008 as compared to $0.7 million in the second quarter of fiscal 2007 and there was a $0.7 million decrease in intangible amortization from $1.4 million in the first half of fiscal 2007 to $0.7 million in the first half of fiscal 2008. This was due to the write-off of the entire unamortized balance of intangible assets at July 31, 2007. Prior amortization related primarily to specifically identified customer related intangibles and existing technology acquired by Quantum in the acquisitions of Tecstar Automotive Group and also included dealer network and other intangible assets acquired in the acquisition of Regency and the start up of Unique Performance Concepts. Due to the write-off of the entire unamortized balance of intangible assets as of July 31, 2008 for this segment, we do not expect to record any amortization expense for this segment for the remainder of fiscal 2008.

The operating loss for the Tecstar Automotive Group segment was $6.0 million for the second quarter of fiscal 2008, as compared to a loss of $8.1 million, excluding the non-cash impairment charges of $71.7 million, for the second quarter of fiscal 2007 and was $11.1 million, excluding the non-cash impairment charges of $58.9 million, for the first half of fiscal 2008 compared with $13.5 million, excluding the non-cash impairment charges of $71.7 million, for the first half of fiscal 2007. We expect our Tecstar Automotive Group segment to continue incurring losses during the second half of fiscal 2008 but lower than the first half of fiscal 2008 as a result of revenues expected to be recognized on the Force Protection and Ford Programs.

Corporate

Corporate expenses decreased by $0.5 million, or 14%, from $3.6 million in the second quarter of fiscal 2007 to $3.1 million in the second quarter of fiscal 2008 and decreased $0.7 million, or 9%, from $7.7 million in the first half of fiscal 2007 to $7.0 million in the first half of fiscal 2008. Corporate expenses as a percentage of total consolidated revenues for the second quarter of fiscal 2008 and fiscal 2007 was 12% and 10%, respectively, and for the first half of fiscal 2008 was approximately the same as the first half of fiscal 2007 and amounted to 12% and 10%, respectively.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $1.4 million in the second quarter of fiscal 2008 as compared to $1.0 million in the second quarter of fiscal 2007. Net interest expense amounted to $2.7 million in the first half of fiscal 2008 as compared to $1.9 million in the first half of fiscal 2007. Interest expense primarily relates to debt obligations that were assumed in connection with the Tecstar Automotive Group acquisition in March 2005 and the Regency acquisition in February 2006 along with debt obligations related to credit facilities with an asset-based lender executed on January 31, 2007 that replaced all credit facilities with Comerica Bank. The increase in interest expense is attributable to higher interest rates and higher levels of borrowing as compared to the first half of the previous fiscal year.

Minority Interest in Losses of Subsidiaries. During the second quarter of fiscal years 2007 and 2008, our net losses were reduced by $0.3 million and $0.4 million, respectively, and during the first half of fiscal years 2007 and 2008, our losses were reduced by $0.5 million and $0.8 million, respectively, for the portion of losses incurred by our consolidated subsidiaries that were allocated to minority equity interests. For fiscal 2008, the allocation relates to the minority holders of Advanced Lithium Power Inc. (ALP). For fiscal 2007, the allocation primarily related to the minority holders of Unique Performance Concepts, LLC and ALP.

Income Taxes. During the first half of fiscal years 2007 and 2008, we realized tax benefits of approximately $0.3 and $4.9 million, respectively. The benefit realized in the current year resulted from the elimination of the temporary difference between the book basis and tax basis related to intangible assets recorded in connection with the Tecstar Automotive Group acquisition that were written off as of July 31, 2007. A valuation allowance has been established for our net deferred tax assets as of October 31, 2007 due to our lack of earnings history. As a result of the elimination of the deferred tax liability at the end of our fiscal first quarter, we had a tax expense of $0.1 million in the second quarter and anticipate being in a tax expense position for the remainder of fiscal 2008; however, we expect these levels to be minor.

Loss from Discontinued Operations. As a result of the sale of the Empire Coach business in April 2007, we now classify the historical operations of the business from the date of our original acquisition of Empire Coach in September 2005 to the date of the disposal of the business as discontinued operations. Accordingly, certain reclassifications have been made to fiscal year 2007 amounts to conform to the fiscal 2008 presentation. Operating losses from the discontinued Empire Coach business amounted to $1.7 million and $2.1 million for the second quarter and first half of fiscal 2007, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities for the first half of fiscal 2008 was $22.5 million as compared to $12.0 million during the first half of fiscal 2007. The cash used during the first half of fiscal 2008 is primarily due to a net loss of $19.7 million before the non-cash effects of long lived asset impairments, depreciation and amortization, stock compensation charges, and other items. The cash used in operations also decreased by $2.8 million as a result of changes in operating assets and liabilities primarily due to reductions in accounts payable and other accrued liabilities. We expect levels of cash used in operations to decline for the remainder of fiscal 2008 as compared to levels incurred during the first half as we realize improved margins on new programs and additional cost savings.

Net cash used in investing activities during the first half of fiscal 2008 decreased to $1.0 million as compared to net cash used of $7.0 million during the first half of fiscal 2007. Cash used in fiscal 2007 primarily related to net purchases of marketable securities of $2.7 million and purchases of property and equipment of $4.3 million. The cash used in fiscal 2008 related to purchases of property and equipment.

Net cash provided by financing activities during the first half of fiscal 2008 was $23.0 million as compared to $22.5 million during the first half of fiscal 2007. Cash provided during fiscal 2008 was principally from the sale of our common stock. We sold 12.5 million shares of our stock to investors in a private placement in June 2007 that provided $17.6 million in net proceeds. We also borrowed $4.4 million on our revolving credit facility to fund operating activities and received $1.2 million in contributions from minority interest holders of our subsidiary ALP.

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

In December 2006, we used approximately $15.0 million of proceeds from the sale of our marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 we secured a new $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. Outstanding borrowings under the new credit facility totaled $30.3 million at October 31, 2007. On December 14, 2007, we and our lender signed a Waiver and Agreement (the “Waiver”) which (i) increased the availability under the Credit Facility from $30.6 million to $33.6 million through November 1, 2008, (ii) allows the Company to borrow $7.0 million over the calculated borrowing base through November 1, 2008 under the Revolver, and (iii) defers the scheduled principal amortization payments under the Term Note to March 15, 2008.

On June 22, 2007, we completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of its common stock at a price of $1.50 per share, which represented a 28% discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of our common stock at an exercise price of $2.09 in connection with the transaction that can be exercised beginning on December 21, 2007 and expire in December 2014.

On July 16, 2007, we secured a $5.0 million unconditional commitment from our asset-based lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 1, 2008. To date, we and our lender have not exercised the option under the commitment.

On November 6, 2007 we received $5.0 million in proceeds from our lender under a new term note provided in connection with ongoing negotiations for the lender’s proposed acquisition of Tecstar Automotive Group. The proceeds were received in exchange for a promissory note issued by Tecstar Automotive Group and guaranteed by Quantum. The guarantee by Quantum will be released if the proposed sale of Tecstar Automotive Group to the lender is completed. The note bears interest at 10.0% per annum and calls for quarterly principal amortization payments of $1.0 million, commencing on August 1, 2008, with interest payable in arrears on the same days as the principal is payable.

Our obligations under the Credit Agreement are guaranteed by all of its domestic subsidiaries with the exception of Amstar, LLC and are secured by substantially all of our assets and the assets of our subsidiary guarantors. Transaction fees associated with the execution of the Credit Agreement and reflected as deferred loan fees on the consolidated balance sheet at April 30 and October 31, 2007, are being amortized against interest expense over the three-year life of the Credit Agreement.

In connection with the Credit Agreement and as an inducement to the holders of the Convertible Notes to amend certain negative debt covenants contained in the Convertible Notes, Tecstar Automotive Group entered into an amendment to the Convertible Notes that substantially changed the terms of the original notes. As amended, the total annual interest rate is 11.5% of which the cash coupon rate is 6.5% and a cash or payment-in-kind option for the borrower is 5.0%. The holders of the Convertible Notes have the right to extend the maturity date of the Convertible Notes for an additional three years (if exercised, the payment-in-kind is thereafter lowered to 3.0%). The conversion price on the Convertible Notes was reset to $1.35 per share on June 22, 2007 in connection with the private placement after factoring in the dilutive effect of the warrants provided in the private placement against the price of the stock issued of $1.50 per share.

As a result of the substantial changes to the original Convertible Notes in January 2007, including the execution of a guaranty by Quantum of the obligations under the Convertible Notes, there was an implied exchange of debt instruments as prescribed in Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million on the date of the transaction. The remaining difference between the fair value and face value of the Convertible Notes of $5.4 million as of October 31, 2007 is being amortized against interest expense over the 62 month expected life of the notes to reflect the effective interest rate of the new debt instrument. For purposes of disclosing the maturities of long-term scheduled debt payments below, the scheduled maturity date of July 1, 2009 is utilized as an assumption.

Incorporating the waiver received from our lender on December 14, 2007, we are in compliance with all material covenants, reporting and other requirements of the Credit Agreement and the Convertible Notes.

Liquidity

The ratio of current assets to current liabilities declined from 1.4:1 as of April 30, 2007 to 0.6:1 as of October 31, 2007. During the first half of fiscal 2007, our total working capital decreased by $48.2 million, from a positive $17.3 million at April 30, 2007 to a negative $30.9 million at October 31, 2007. The decline was attributable to the classification of our debt as all current as of October 31, 2007 in the amount of $54.0 million, as compared to $4.3 million of debt classified as current as of April 30, 2007. We presently classify all of our debt as current as it is no longer considered remote that a material adverse condition will not cause a default in the covenants under the credit facilities within the next twelve months.

Our principal sources of liquidity at October 31, 2007 included cash and cash equivalents of $3.5 million and restricted cash equivalents of $1.0 million. The restricted cash equivalents are collateralized for the benefit of General Motor’s Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency’s operations.

We have incurred recurring operating losses and negative cash flows from operating activities. Although we have reduced workforce levels and implemented certain other cost saving initiatives over the past year, we have used $37.4 million and $22.5 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first six months of fiscal 2008, respectively.

Included in our plans is the immediate need to reduce the Tecstar business segment costs to levels commensurate with its expected revenues and a possible sale of the Tecstar business segment. On December 13, 2007, our lender informed us that although it is not withdrawing at this time from the transaction contemplated by the Term Sheet, the lender does not intend to move forward with the transaction unless we propose an acceptable plan to further reduce the Tecstar business segment’s present cost structure. We anticipate that any cost restructuring plan will be implemented either through negotiations with creditors or by seeking the rights, remedies and protections available to our Tecstar business segment under the Bankruptcy laws. We cannot provide any assurances that we will be able to develop a plan acceptable to the lender in a time frame acceptable to us, if at all. Nor can we provide any assurances that the lender will proceed with the purchase of Tecstar even if such a restructuring plan is developed and implemented. We do not intend to provide any additional capital to our Tecstar business segment in the future and we currently are assessing our options to reduce costs and to reorganize the Tecstar business segment’s operations. The decision not to provide additional capital and to significantly reduce costs or reorganize, will limit Tecstar’s ability to pay its vendors, perform on its contracts, continue existing programs, and pursue new programs and new customers.

In the event that a plan to further reduce costs cannot be implemented by the end of our fiscal third quarter or is not acceptable to facilitate a sale or additional financial support from the lender or another party, we anticipate that we will file for bankruptcy protection for our Tecstar Automotive Group subsidiary for the purpose of liquidating the assets of the Tecstar business segment.

Under a possible restructure plan financed by the lender or a liquidation plan of the Tecstar business segment, we believe that our working capital at October 31, 2007, plus the additional $5.0 million in proceeds received from term notes issued in November 2007 and the additional $3.0 million in availability on the Revolver obtained on December 14, 2007, taken together with the available committed funding of $5.0 million secured on July 16, 2007, is sufficient to fund operating activities of our Quantum Fuel Systems and Corporate business segments for at least the next twelve months. However, an inability by us to timely implement a cost reduction plan acceptable to the lender and to consummate the sale of the Tecstar Automotive Group business segment or to raise sufficient capital to fund its operations would have a material adverse affect on us and could impact our ability to continue as a going concern. In addition, if our subsidiary, the Tecstar Automotive Group, files for bankruptcy protection or if we otherwise discontinue the business operations of our Tecstar Automotive Group business segment, we would be in default in certain of our material contracts including, without limitation, our Credit Agreement and $15.0 million Senior Subordinated Convertible Promissory Notes. Although the lender continues to work with us in our efforts to restructure the Tecstar business segment as evidence by the lender granting waivers for certain debt compliance matters as of December 14, 2007, due to our need to implement a significant cost reduction plan acceptable to the lender or to file the Tecstar Automotive Group under bankruptcy protection, it is no longer considered remote that a material adverse condition will not cause a default in the covenants of the Convertible Notes and Credit Agreement. Since there can be no assurances that the lender will not exercise its right to call the debt, we have reclassified the debt as current at October 31, 2007.

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

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates due to our financing, investing and cash management activities. Specifically, we are at risk due to the variable nature of our amended $33.6 million in credit facilities with an asset-based lender. A 1% increase in the interest rate could result in an annual increase in interest expense of up to approximately $336,000, assuming the maximum amount was outstanding on the credit facilities during an entire year.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the Canadian dollar. We face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian operations to the U.S. dollar. Net foreign currency transaction gains were negligible for the first half of fiscal 2008.

Off Balance Sheet Disclosures

Consigned Inventories

Our wholly-owned subsidiary, Regency, obtains vehicle chassis for its specialized vehicle products directly from OEMs under converter pool agreements. Chassis are obtained from the OEMs based on orders from customers, and to a lesser extent, for unallocated orders. Although each OEM agreement has different terms and conditions, the agreements generally provide that the OEM will provide a supply of chassis to be maintained from time to time at Regency’s facility under the conditions that Regency will store such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The OEM does not transfer the certificate of origin to Regency and, accordingly, Regency accounts for the chassis as consigned inventory belonging to the OEM. Under these agreements, Regency is required to pay a finance charge on the chassis inventory equal to a fixed rate of zero to 2.0% for the first 90 days and a variable rate of prime plus 1.0% for days 91 and thereafter. The finance charges incurred on consigned chassis inventory, included in interest expense in the consolidated statement of income, aggregated $0.5 million for the first half of fiscal 2008. Chassis inventory, accounted for as consigned inventory to Regency by the OEMs, aggregated approximately $15.3 million at October 31, 2007. Typically, chassis are converted and delivered to the customers within 90 days of the receipt of the chassis by Regency.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K relating to quantitative and qualitative disclosures about market risks appear under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 2 of Part I hereof, and is incorporated herein by this reference.

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

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

The following risks related to liquidity and capital resources could cause actual results, and actual events that occur, to differ materially from those contemplated by forward-looking statements contained in this report:

An inability to eliminate losses associated with the Tecstar business segment in the near term could have a material impact on our ability to continue as a going concern.

We have incurred recurring operating losses and negative cash flows from operating activities. Although we have reduced workforce levels and implemented certain other cost saving initiatives over the past year, we used $37.4 million and $22.5 million in cash for operating activities during the twelve-month period of fiscal 2007 and the first half of fiscal 2008, respectively. An inability by us to effectively reduce costs, restructure, reorganize, sell or close the Tecstar business segment in the near term would significantly hinder our ability to raise additional capital in the future and could impact our ability to continue as a going concern.

A possible bankruptcy filing for the Tecstar Automotive Group subsidiary would constitute a default in certain of our material contracts including, without limitation, our Credit Agreement and $15 million Senior Subordinated Convertible Notes, and, if such debt obligations are called, would impact our ability to continue as a going concern.

If we file for bankruptcy protection for or otherwise discontinue the business operations of our Tecstar Automotive Group subsidiary, we will be in default in certain of our material contracts including, without limitation, our Credit Agreement and $15 Million Senior Subordinated Convertible Promissory Notes. If our lender is unwilling to waive such default and calls the debt obligations, we would not be able to pay on those obligations unless we are able to adequately refinance those debt obligations. If we are unable to obtain such refinancing, we would not be able to continue as a going concern and might require us to seek protection under the bankruptcy laws.

The daily closing price of our common stock has recently traded below $1.00 per share and our market capitalization has declined to levels that are impacting our ability to continue in compliance with NASDAQ listing requirements. An inability to maintain compliance with NASDAQ listing requirements would result in our delisting and could materially impact our ability to raise capital resources that may be needed for future operations.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. NASDAQ’s continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and minimum bid price. If we are unable to maintain compliance with any one or more of these standards and are unable to submit to NASDAQ an acceptable plan of compliance or to achieve compliance, then such failure would result in our delisting. If we are subject to delisting, this could materially impact our ability to raise capital resources that may be needed for future operations.

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

We may not be able to obtain waivers of defaults in the future from our lender if we do not meet either the terms of our existing waiver or future requirements associated with our amended credit facilities.

We received a waiver of defaults from our lender on December 14, 2007 related to our non-compliance with certain scheduled principal reductions on the Term Note and outstanding borrowings under the Revolver that exceeded our calculated borrowing base. We may not be able to obtain waivers of defaults in the future if we do not meet either the terms of our existing waiver or future requirements associated with our amended credit facilities. A failure to maintain compliance with the requirements of the credit facilities along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings under the credit facilities to be in default and payable on demand which would have a material adverse effect on us and impact our ability to continue as a going concern.

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

Item 3.	Defaults Upon Senior Securities.

The Company did not make the Term Note principal amortization payments under the Credit Facility with our asset-based lender due on the first day of each month from August 1, 2007 through and including December 1, 2007, totaling $1.25 million in the aggregate. On December 14, 2007, the Company and its lender signed a Waiver and Agreement (the “Waiver”) which confirmed the lender’s waiver of any defaults arising from the non-payment of the referenced principal amortization payments and increased availability under the Credit Facility from $30.6 million to $33.6 million through November 1, 2008, allows the Company to borrow $7.0 million over the calculated borrowing base through November 1, 2008 under the Revolver, and defers the scheduled principal amortization payments under the Term Note to March 15, 2008. See the related disclosures reported in this quarterly report in Part I, Item 1, Notes 1 and 11, and in Part II, Item 5, which are incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on September 28, 2007. The stockholders re-elected Alan P. Niedzwiecki, Dale L. Rasmussen and Jeffrey P. Beitzel as Class III directors for a term of three years or until their respective successors are duly elected and qualified. The number of shares voting as to the election of Alan P. Niedzwiecki was: 53,572,752 shares “for” and 7,624,834 shares “withheld.” The number of shares voting as to the election of Dale L. Rasmussen was: 53,493,883 shares “for” and 7,703,703 shares “withheld.” The number of shares voting as to the election of Jeffrey P. Beitzel was: 55,458,996 shares “for” and 5,738,590 shares “withheld.”

The stockholders were also asked to approve an Amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000. This proposal was passed with voting as follows: 52,027,306 shares “for”, 8,922,315 shares “against” and 247,965 shares abstaining.

The stockholders also ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2008 with voting as follows: 58,282,524 shares “for;” 2,728,962 shares “against;” and 186,100 shares abstaining.

Item 5.	Other Information

On December 14, 2007, we executed a Waiver and Agreement (the “Waiver”) with our lender that waived certain defaults under the amended Credit Facility dated January 31, 2007. The Waiver deferred the scheduled principal payments on our $10.0 million term loan until March 15, 2008 and raised the maximum availability under the line by $3.0 million to $23.6 million through November 1, 2008. The Waiver was provided to us in exchange for an increase in the interest rate of 1% per annum per month beginning January 1, 2008 and an option for the lender to delay receipt of the principal payments for up to six months. We retain the right to pay the term loan principal in cash or common stock; however, if exchanged for common stock, the exchange price will be set equal to the lower of $1.50 per share or the volume weighted average price (VWAP) of the common stock for the 20 days prior to the exchange. The waiver also allows us to borrow $7.0 million over the calculated borrowing base under the revolving line of credit in exchange for the interest rate on the portion of the outstanding borrowings that exceed the calculated borrowing base to accrue at 18.0% and the lender will be entitled to exchange $7.0 million of the outstanding borrowings under the Revolver for shares of common stock at an exchange price of $1.50 per share through January 1, 2010.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 17, 2007

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2007.

10.1	Lease Termination Agreement by and between Registrant and Cartwright Real Estate Holdings, LLC dated October 17, 2007 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

10.2	First Amendment to Credit Agreement, dated September 13, 2007.

10.3	The Executive Nonqualified Excess Plan (Deferred Compensation Plan) of Quantum Fuel Systems Technologies Worldwide, Inc. dated November 1, 2007, Service Agreement.

10.4	The Executive Nonqualified Excess Plan Adoption Agreement.

10.5	The Executive Nonqualified Excess Plan Trust Agreement.

10.6	Waiver and Agreement by and between Registrant and WB QT, LLC dated December 14, 2007.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.