Form 10-Q
period 2008-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2008-03-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 7, 2008:

77,552,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2007	January 31, 2008
	(restated, see Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,526,312	$7,374,440
Accounts receivable, net	3,144,412	7,250,026
Inventories, net	8,226,426	9,012,205
Prepaids and other current assets	710,827	1,722,723
Assets of discontinued operations	41,851,270	—

Total current assets	56,459,247	25,359,394
Property and equipment, net	4,530,241	3,702,254
Deferred loan fees	540,188	392,813
Investment in and deposit with affiliate	—	3,874,749
Intangible assets, net	8,899,465	7,668,530
Goodwill	30,400,000	30,400,000
Deposits and other assets	77,968	201,583
Assets of discontinued operations	66,636,261	—

Total assets	$167,543,370	$71,599,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,916,272	$3,555,221
Accrued payroll obligations	986,705	1,296,627
Accrued interest	—	153,415
Deferred revenue	780,216	2,405,505
Accrued warranties	466,373	1,144,368
Other accrued liabilities	505,273	4,149,065
Current maturities of long-term debt	3,872,294	7,073,365
Obligations of discontinued operations	29,595,385	—

Total current liabilities	39,122,518	19,777,566
Long-term debt, net of current maturities	27,157,041	34,273,953
Obligations of discontinued operations	23,630,629	—
Commitments and contingencies
Minority interests	103,608	169,622
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding for each period	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding for each period	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 65,052,399 issued and outstanding at April 30, 2007 and 77,552,399 issued and outstanding at January 31, 2008	65,052	77,552
Additional paid-in-capital	289,371,009	309,198,916
Accumulated deficit	(211,605,770)	(291,946,444)
Accumulated other comprehensive gain (loss)	(301,717)	47,158

Total stockholders’ equity	77,529,574	17,378,182

Total liabilities and stockholders’ equity	$167,543,370	$71,599,323

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
	(restated, see Note 1)		(restated, see Note 1)
Revenue:
Net product sales	$764,971	$2,521,053	$9,090,490	$7,236,326
Contract revenue	1,496,426	4,624,777	5,488,316	9,595,198

Total revenue	2,261,397	7,145,830	14,578,806	16,831,524
Costs and expenses:
Cost of product sales	547,943	2,009,188	8,278,377	6,144,305
Research and development	3,223,091	4,691,373	11,300,797	11,706,891
Selling, general and administrative	3,880,981	3,870,661	11,871,829	11,862,762
Amortization of intangibles	418,496	419,081	1,255,709	1,256,813

Total costs and expenses	8,070,511	10,990,303	32,706,712	30,970,771

Operating loss	(5,809,114)	(3,844,473)	(18,127,906)	(14,139,247)
Interest income (expense), net	59,348	(589,131)	445,271	(1,539,093)
Minority interest in losses of subsidiary	216,358	496,247	561,553	1,317,695
Equity in earnings of affiliate	—	97,500	—	97,500
Other income (expense), net	(7,000)	(2,442)	7,160	(14,163)

Loss from continuing operations before income taxes	(5,540,408)	(3,842,299)	(17,113,922)	(14,277,308)
Income tax expense	(400)	(400)	(1,200)	(1,200)

Net loss from continuing operations	(5,540,808)	(3,842,699)	(17,115,122)	(14,278,508)
Income (loss) from discontinued operations, net of tax effects	(16,048,801)	2,484,568	(107,230,146)	(66,062,163)

Net loss	$(21,589,609)	$(1,358,131)	$(124,345,268)	$(80,340,671)

Per share data - basic and diluted:
Loss from continuing operations	$(0.08)	$(0.05)	$(0.28)	$(0.19)
Income (loss) from discontinued operations	(0.25)	0.03	(1.77)	$(0.87)

Net loss	$(0.33)	$(0.02)	$(2.05)	$(1.06)

Number of shares used in per share calculation - basic and diluted	65,364,179	78,552,368	60,596,854	76,143,277

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(124,345,268)	$(80,340,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	8,940,206	5,102,018
Share-based compensation charges	3,194,557	2,253,335
Deferred income taxes	(419,711)	(4,942,472)
Minority interest in losses of subsidiaries	(761,483)	(1,317,696)
Amortization of deferred loan fees and premium on convertible notes	—	278,074
Other non-cash items	221,802	983,158
Loss on early extinguishment of debt	6,300,000	—
Impairment of long-lived assets	72,317,506	58,900,000
Gain on disposal of discontinued operations	—	(8,721,168)
Changes in operating assets and liabilities:
Accounts receivable	8,023,918	5,830,635
Inventories	4,073,402	3,081,428
Tooling and engineering	1,830,773	(4,416,971)
Deposits and other assets	(88,607)	(1,807,909)
Accounts payable	1,925,925	(8,236,171)
Deferred revenue	555,176	8,651,567
Customer deposits and other accrued liabilities	(4,166,167)	(1,401,900)

Net cash used in operating activities	(22,397,971)	(26,104,743)

Cash flows from investing activities:
Purchases of property and equipment	(5,674,097)	(1,698,578)
Proceeds from sale of property and equipment	34,160	76,543
Payments associated with disposal of discontinued operations	—	(949,089)
Purchase of ownership stake in affiliate	—	(503,973)
Acquisition transaction costs	(48,280)	—
Purchases of marketable securities	(6,138,584)	—
Proceeds from sales and maturities of marketable securities	20,138,584	—

Net cash provided by (used in) investing activities	8,311,783	(3,075,097)

Cash flows from financing activities:
Borrowings on notes and other obligations	8,536,232	14,751,629
Payments on revolving credit agreements	(12,904,822)	(895,626)
Borrowings on Convertible Note	—	1,195,676
Proceeds from issuance of common stock, net of transaction fees	20,852,791	17,587,072
Proceeds from exercises of stock options and warrants	1,106,266	—
Contributions from minority interest holders	292,682	1,383,710

Net cash provided by financing activities	17,883,149	34,022,461
Effect of exchange rate changes on cash	(62,034)	5,507

Net increase in cash and cash equivalents	3,734,927	4,848,128
Cash and cash equivalents at beginning of period	9,012,610	2,526,312

Cash and cash equivalents at end of period	$12,747,537	$7,374,440

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2008

1) Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum” or the “Company”) develops and produces alternative fuel propulsion, storage and systems, energy storage technologies, and alternative fuel vehicles. The Company’s portfolio of technologies includes electronic controls, hybrid electric drive systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid fuel cell and other alternative fuel vehicles. The Company’s powertrain engineering, system integration, and assembly capabilities provide fast-to-market solutions to support the production of hybrid and plug-in hybrid, hydrogen-powered hybrid, fuel cell, and other alternative fuel vehicles, as well as modular, transportable hydrogen refueling stations.

Prior to July 23, 2002, the Company was a wholly-owned division of IMPCO Technologies, Inc. (IMPCO). The Company’s accumulated deficit represents its operating results from the July 23, 2002 spin-off date to the date of the periods presented.

On March 24, 2006, the Company obtained a 35.5% interest in Advanced Lithium Power Inc. (ALP), a newly formed company developing lithium ion and advanced battery control systems whose primary asset is intellectual property. The Company’s ownership interest in ALP has since declined to 19.0% as of January 31, 2008 as a result of additional equity contributed from other minority shareholders. See Note 15.

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. to produce premium plug-in hybrid automobiles. Upon formation, the Company had a 62.0% ownership interest in Fisker Automotive. The Company’s ownership interest has since declined to 30.7% as of January 31, 2008 as a result of subsequent capital raises. See Note 5.

On September 28, 2007, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 100.0 million to 250.0 million shares. Of the 250.0 million authorized shares of common stock, 2.0 million are designated as Series B common stock.

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (“Asola”), a solar module manufacturer located in Erfurt, Germany. See Note 6.

On January 16, 2008, the Company completed a series of transactions that resulted in the disposal of substantially all the assets of the Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment comprised all of the business activities acquired via the acquisition of Tecstar Automotive Group, Inc. (“Tecstar Automotive Group”), formally known as Starcraft Corporation, that occurred on March 3, 2005 and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency Conversions, Inc. (Regency). See Notes 2 and 9.

Basis of Presentation

The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and Advanced Lithium Power Inc. (ALP) as of January 31, 2008. The accounts of ALP are included in the consolidated financial statements due to the nature of the Company’s controlling interest in ALP. Although Tecstar Automotive Group remains a wholly owned subsidiary of the Company; it ceased all operations effective with the disposal of substantially all of its assets and now consists of an inactive shell company.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at April 30, 2007 has been derived from the audited financial statements of the Company at that date as adjusted for changes in classification of the assets and liabilities of the discontinued operations of the Tecstar Automotive Group business segment. Additionally, the historical activities of the Tecstar Automotive Group business segment are classified as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

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

Capital Resources

In July 2002, the Company received $15.0 million in cash in connection with its spin-off from IMPCO. In January 2003, the Company completed a public equity offering of an aggregate of 4.0 million shares of its common stock at a price of $2.25 per share, which yielded net proceeds of approximately $8.0 million after underwriting discounts and commissions and offering expenses.

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

In December 2006, the company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. This facility has been modified and restructured over the past year, most recently in January 2008 in connection with the disposal of the Tecstar Automotive Group as discussed below. Prior to the restructure in January 2008, the amended credit facility included a revolving line of credit with maximum availability of $23.6 million and a $10.0 million term note.

On June 22, 2007, the Company completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of its common stock at a price of $1.50 per share, which represented a 28% discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of the Company’s common stock at an exercise price of $2.09 in connection with the transaction that expires in December 2014. The transaction triggered a reset of the conversion price of the senior subordinated convertible note obligations from $2.36 to $1.35 per share and a reset of the exercise price of the “A” warrants issued in the private placement that the Company closed in October 2006 from $2.36 to $1.50 per share.

On July 16, 2007, the Company secured a $5.0 million unconditional commitment from its asset-based lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The options expire on August 1, 2008. To date, the Company and its lender have not exercised their options under the commitment.

On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of the Company’s lender in satisfaction of Tecstar Automotive Group’s debt obligations under the senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). In connection therewith, the Company’s outstanding debt instruments payable to its lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the Company with incremental net borrowing capacity of $1.9 million. The elimination or release of debt included approximately $15.5 million which was partially repaid with Tecstar Automotive Group’s assets secured under the revolving line of credit and a $5.0 million term note provided by the lender of Tecstar Automotive Group on November 6, 2007. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note. The modified and restructured debt instruments have outstanding obligations of $41.3 million as of January 31, 2008. The restructured debt instruments consist of a $21.3 million convertible note ($16.2 million face amount and $5.1 million premium) issued on January 16, 2008 that matures on July 1, 2009

(Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (January 2007 Term Note) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (January 2008 Term Note). These debt instruments are more fully described at Note 9.

Liquidity

The Company’s principal sources of liquidity at January 31, 2008 amounted to $12.4 million that consisted of cash and cash equivalents of $7.4 million plus the availability of committed funding from its lender of $5.0 million that was obtained on July 16, 2007. The Company has incurred recurring operating losses and negative cash flows from operating activities for the first nine months of fiscal 2008. Although the Company has significantly reduced its cost structure and its negative cash flows as a result of the disposal of the Tecstar Automotive Group business segment, the Company anticipates that it will continue to incur negative cash flows over the next twelve months, although at lower quarterly levels than the $3.6 million used in operating activities during the third quarter of fiscal 2008.

Based on current projections and estimates, the Company believes that it will require approximately $15 million in liquidity, or approximately $3 million above its $12.4 million in available principal sources, to fund its overall operations over the next twelve months, of which approximately $3 million is required for debt service on existing debt instruments and $4 million is required to satisfy certain commitments and contractual obligations related to Asola as further discussed in Note 6. Although the Company believes it has sufficient liquidity to fund its core business operations and debt service over the next twelve months, the Company anticipates that it will require additional equity or debt financing to fund its commitments and obligations related to Asola over this time period. The Company’s actual financing needs could be higher. The Company’s ability to obtain additional financing in this time period may be difficult due to the current credit environment, its current stock price, history of operating losses and negative cash flows; however, the Company’s efforts to reduce its cost structure through the disposal of the Tecstar Automotive Group business segment and other cost containment measures helps to mitigate its financing requirement. Although the Company believes that its short-term cash requirements can be adequately sourced, the Company does not provide any assurances that such additional sources of financing will be available on acceptable terms, if at all. The Company may be required to try to sell certain long-lived assets to provide for its liquidity needs over the next year. An inability by the Company to raise sufficient capital to fund its operations, including its contractual obligations, would have a material adverse affect on the business.

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

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals, as well as the classification of historical activities and balances of the Tecstar Automotive Group business segment as discontinued operations and the impairment of certain long-lived assets) considered necessary for a fair presentation have been included.

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

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which the Company cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract method. Under the completed contract method, all revenue and expenses attributable to the specific contract are deferred until the end of the project.

Reclassification

Certain reclassifications, including reclassification of all historical activities and balances of the Tecstar Automotive Group business segment as discontinued operations, have been made to fiscal year 2007 amounts to conform to the fiscal year 2008 presentation.

2) Disposal of Tecstar Businesses – Discontinued Operations

As a result of Tecstar Automotive Group defaulting on certain obligations under convertible notes held by affiliates of the Company’s secured lender (the “Tecstar Convertible Notes) on January 11, 2008 as discussed further in Note 9, all the amounts due under the Tecstar Convertible Notes became immediately due and payable. On January 16, 2008, the Company completed a series of transactions that restructured the Company’s outstanding debt obligations to its secured lender and transferred substantially all of the assets of the Tecstar Automotive Group business segment to an affiliate of the secured lender, WB Automotive, Inc. (WB Automotive), to satisfy $15.5 million of obligations due under the Tecstar Convertible Notes that were in default. The Company recorded a gain of $8.7 million in connection with the disposal of the Tecstar Automotive Group business segment that resulted in part from concessions granted by the Company’s lender in restructuring the debt obligations. Prior to this restructuring, the Company had recorded significant losses for this business attributable to the write-down of its long-lived assets and negative operating results reported in previous quarters.

In connection with the series of transactions, Tecstar Automotive Group and WB Automotive executed a Strict Foreclosure Agreement, pursuant to which, under Article 9 of the Uniform Commercial Code, Tecstar Automotive Group assigned to WB Automotive all of its right, title and interest in and to the equity interests in Tecstar’s operating subsidiaries (the “Operating Subsidiaries”), Tecstar’s interest in the Amstar joint venture, receivables owed to Tecstar by the Operating Subsidiaries and Tecstar’s interest in a $1.0 million cash collateral account, in full payment and satisfaction of the amounts owed by Tecstar to the lender under the Tecstar Convertible Notes. WB Automotive also released Quantum from guaranty obligations relating to the Tecstar Convertible Notes and a $5.0 million term note provided to Tecstar Automotive Group by the Company’s secured lender on November 6, 2007 pursuant to a Release Agreement executed as part of the series of transactions. In exchange for the forgoing release, Quantum (i) caused Tecstar Automotive Group to enter into and complete the transactions described above, (ii) paid $1.0 million to WB Automotive and (iii) agreed to assume $0.7 million in unpaid interest owed under the Tecstar Convertible Notes. The Company’s lender subsequently cancelled the $5.0 million term note dated November 6, 2007 in a separate agreement.

As a result of the transactions described above that resulted in the disposal of the Tecstar businesses, the historical activities and balances of the Tecstar Automotive Group business segment are reported as discontinued operations in the accompanying condensed consolidated balance sheet and statements of operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The accompanying condensed consolidated statements of cash flows are presented on a consolidated basis, including both continuing operations and discontinued operations for all periods presented.

The historical operating results of the Tecstar Automotive Group business segment through the date of disposition on January 16, 2008, classified as discontinued operations, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Revenue:
Net product sales	$29,440,080	$11,141,499	$93,897,855	$53,738,861
Contract revenue	1,331,626	916,597	3,674,923	5,023,412

Total revenue	30,771,706	12,058,096	97,572,778	58,762,273
Costs and expenses:
Cost of product sales	30,982,882	11,834,229	96,698,451	54,989,022
Research and development	1,379,514	1,331,862	3,826,730	5,450,843
Selling, general and administrative	6,751,119	3,741,519	21,103,434	15,204,456
Amortization of intangibles	715,572	—	2,146,714	698,570
Impairment of long-lived assets (1)	—	—	72,317,506	58,900,000

Total costs and expenses	39,829,087	16,907,610	196,092,835	135,242,891

Operating loss	(9,057,381)	(4,849,514)	(98,520,057)	(76,480,618)
Interest expense, net	(1,106,737)	(1,397,999)	(3,486,379)	(3,171,291)
Gain on disposal of subsidiary	341,488	—	341,488	—
Gain on disposal of business segment (4)		8,721,168		8,721,168
Loss on early extinguishment of debt (2)	(6,300,000)	—	(6,300,000)	—
Minority interest in losses of subsidiaries	—	—	199,929	—
Other income (expense), net	(66,474)	10,913	113,962	5,827

Income (loss) from discontinued operations before taxes	(16,189,104)	2,484,568	(107,651,057)	(70,924,914)
Income tax benefit (3)	140,303	—	420,911	4,862,751

Income (loss) from discontinued operations	$(16,048,801)	$2,484,568	$(107,230,146)	$(66,062,163)

(1)	Nine-month period in fiscal 2007 consists of an impairment charge to goodwill of $71.7 million associated with Quantum’s acquisition of Tecstar Automotive Group and $0.6 million of goodwill associated with Tecstar Automotive Group’s acquisition of Empire Coach. Nine month period in fiscal 2008 consists of an impairment charges of $45.8 million related to intangibles, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.

(2)	Consists of a charge to recognize the fair value associated with the embedded conversion feature that was modified in January 2007 on the Tecstar Convertible Notes which originated in July 2004.

(3)	Tax benefit realized for the nine-month period in fiscal 2008 mainly related to the elimination of a deferred tax liability in connection with the impairment of the remaining unamortized balances of intangibles assets.

(4)	The components of the gain on disposal of the Tecstar Automotive Group business segment effective upon the cease of operations on January 16, 2008 consisted of the following:

Assets transferred to lender	$(36,385,894)
Current liabilities assumed by lender	24,609,160
Long term liabilities assumed or released by lender	23,368,930
Release fee paid to lender upon transfer	(1,000,000)
Transaction fees and other costs	(1,871,028)

Total gain on disposal	$8,721,168

The balances of the Tecstar Automotive Group business segment as of April 30, 2007, classified as discontinued operations, were as follows:

April 30, 2007
Current assets:
Cash and cash equivalents	$1,492,674
Accounts receivable, net	16,948,284
Inventories, net	22,414,041
Prepaids and other current assets	996,271

Total current assets	$41,851,270

Non-Current Assets
Property and equipment, net	$14,170,101
Restricted cash equivalents and marketable securities (1)	1,000,000
Intangible assets, net (2)	46,518,782
Goodwill (3)	3,450,468
Deposits and other assets	1,496,910

Total non-current assets	$66,636,261

Current Liabilities:
Accounts payable	$20,211,989
Accrued payroll obligations	1,135,363
Accrued interest	731,503
Notes payable	2,205,292
Deferred revenue	282,389
Accrued warranties	598,189
Customer deposits	835,123
Accrued restructuring	1,688,749
Other accrued liabilities	1,465,947
Current maturities of long-term debt (4)	440,841

Total current liabilities	$29,595,385

Long Term Liabilities:
Long-term debt, net of current maturities (4)	$18,547,353
Deferred income taxes (5)	4,942,472
Other accrued liabilities	140,804

Total long term liabilities	$23,630,629

(1)	Funds collateralized for the benefit of General Motors Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency operations. These funds were assigned to WB Automotive as part of the Strict Foreclosure Agreement.

(2)	Consists of intangibles associated with Tecstar Automotive Group contracts, customer relationship, existing technology, dealer network and trade names.

(3)	Represents goodwill associated with Tecstar Automotive Group’s acquisition of Regency.

(4)	Primarily consists of a revolving line of credit and obligations payable to a former shareholder of Wheel to Wheel, Inc.

(5)	Represents deferred tax liability resulting from the amortization of intangible assets for certain years that exceed the statutory carry forward period.

3) Accounts Receivable

Accounts receivable of continuing operations consist of the following:

	April 30, 2007	January 31, 2008
Customer accounts billed	$2,409,299	$6,446,155
Customer accounts unbilled	919,839	1,272,221
Allowance for doubtful accounts	(184,726)	(468,350)

Accounts receivable, net	$3,144,412	$7,250,026

4) Inventories

Inventories of continuing operations consist of the following:

	April 30, 2007	January 31, 2008
Materials and parts	$7,719,490	$7,340,991
Work-in-process	164,848	46,708
Finished goods	2,047,448	2,775,676

	9,931,786	10,163,375
Less provision for obsolescence	(1,705,360)	(1,151,170)

Inventories, net	$8,226,426	$9,012,205

5) Investment in Fisker

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Through January 31, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s ownership interest down to 30.7%. There are six members on Fisker Automotive’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of Fisker Automotive. Fisker Automotive will need to raise additional capital in order to complete future phases of development, testing and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in Fisker Automotive.

The Company accounts for its equity interest in Fisker Automotive under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18). Due to the temporary nature of its majority interest in Fisker Automotive, the Company also accounted for its initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), the Company is not the primary beneficiary as defined by FIN46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by Fisker Automotive.

Fisker Automotive has incurred accumulated deficits from inception through January 31, 2008 for design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balance as of January 31, 2008 is zero and there is no activity to be reported in the Company’s condensed consolidated statement of operations for the three and nine month periods ended January 31, 2008.

During the third quarter of fiscal 2008, the Company completed an initial concept analysis program on powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million arrangement. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company will develop the powertrain and software control systems and integrate its plug-in hybrid electric vehicle architecture known as “Q-Drive” into the hybrid-electric vehicle platform. The Company has received $2.0 million of cash in excess of revenue earned under the second phase that is included as part of deferred revenue on the condensed consolidated balance sheet as of January 31, 2008.

6) Investment in Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (“Asola”) a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company (i) paid 0.3 million euro (US$0.4 million), (ii) committed to contribute an additional 1.2 million euro on or before March 31, 2008 to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) committed to provide a corporate guaranty to Asola’s bank before July 4, 2008 of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) committed to transfer 15.0% ownership interest in the Company’s solar venture in the United States, if and when such venture is established. The conversion rate of one euro to one U.S. dollar was 1.48 to 1 as of January 31, 2008. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by Asola at this time.

Asola has reported total assets of 10.7 million euro; total liabilities of 9.5 million euros, including debt obligations of 1.4 million euros, as of December 31, 2007 (unaudited); revenues of 24.9 million euro and net profits of 0.8 million for calendar year 2007 (unaudited); and revenues of 3.8 million euro and net profits of 0.3 million euro for the month of January 2008. The Company’s equity in earnings of Asola was US$0.1 million from the date of the equity investment through January 31, 2008.

On November 7, 2007 the Company entered into an agreement with Asola under which the Company agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed to be responsible for up to 1.5 million euro of the prepayment due in 2008 and up to 2.5 million euro of the prepayment due in 2009. The Company anticipates that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, the Company will coordinate raising funds specifically for Asola in an effort to cover the short-fall. The Company had not purchased any solar cells from Asola under the arrangement through January 31, 2008.

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

The Company’s unconditional obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years are as follows:

Twelve months ending December 31:	Euros:
2008	2,421,000
2009	5,844,000
2010	8,110,000
2011	15,720,000
2012	15,220,000
Thereafter	68,495,000

Total	115,810,000

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize its share of the earnings of Asola after the date of acquiring the ownership interest. Included in the investment balance is the payment made to Asola in October 2007 in connection with the solar cell arrangement plus the value of the obligation accrued in connection with the Company’s commitment to contribute additional equity for equipment expansion. The carrying balance of the Company’s investment in and deposits with Asola as of January 31, 2008 is as follows:

U.S. Dollars:
Payments on solar cell purchase arrangement (1.0 million euro)	$1,445,100
Initial payment associated with ownership stake (0.3 million euro)	444,360
Scheduled March 2008 payment associated with ownership stake (1.2 million euro)	1,780,920
Transaction costs associated with ownership stake	106,869
Accumulated equity in earnings	97,500

Investment in and deposits with affiliate	$3,874,749

7) Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

Goodwill is not subject to amortization. There were no changes in the carrying values of goodwill allocated to the Quantum Fuel Systems segment for the first nine months of fiscal 2008. The Company believes there are no indicators of impairment for goodwill recorded in the Quantum Fuel Systems business segment.

Amortization of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142.

Intangible assets of continuing operations consist of the following:

	Estimated Useful Life	April 30, 2007	January 31, 2008
GM Strategic Alliance Agreement:
Gross carrying value	120 months	16,479,358	16,479,358
Accumulated amortization		(7,798,977)	(9,043,809)

Net carrying value		8,680,381	7,435,549

ALP patents and technology:
Gross carrying value	192 months	234,997	263,135
Accumulated amortization		(15,913)	(30,154)

Net carrying value		219,084	232,981

Totals		$8,899,465	$7,668,530

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

Changes in the Company’s product warranty liability for continuing operations during the first nine months of fiscal 2008 are as follows:

Balance at April 30, 2007	$466,373
Warranties issued during the period	679,208
Settlements made during the period	(1,213)

Balance at January 31, 2008	$1,144,368

9) Debt

Long-term debt consists of the following:

	April 30, 2007	January 31, 2008
Tecstar Convertible Notes, $15,000,000 face value plus unamortized premium of $6,009,231	$21,009,231	$—
Convertible Note, $16,195,676 face value; plus unamortized premium of $5,136,923	—	21,332,599
Term Note, originated January 2007	10,000,000	10,000,000
Term Note, originated January 2008	—	10,000,000
Revolving line of credit, asset-based lender	15,895,626	—
Promissory note payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $22,113 including interest at 5.38%, satisfied via transfer of remaining balance in connection with Strict Foreclosure Agreement	1,374,188	—
Obligation payable to a former shareholder of Wheel to Wheel, Inc., payable in monthly installments of $27,750 including imputed interest at 5.5%, satisfied via transfer in connection with Strict Foreclosure Agreement	1,718,380	—
Other	20,104	14,719

Long-term debt, current and non-current	50,017,529	41,347,318
Less debt classified as discontinued operations - current and non-current	(18,988,194)	—
Less current maturities for scheduled payments and premium amortization of debt associated with continuing operations	(3,872,294)	(7,073,365)

Long-term debt associated with continuing operations, non-current	$27,157,041	$34,273,953

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of the Company’s secured lender under terms of the senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of the Company’s secured lender in satisfaction of the debt obligations under the Tecstar Convertible Notes that were in default. In connection therewith, the Company’s outstanding debt instruments payable to its lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the Company with incremental net borrowing capacity of $1.9 million. The Company accounted for the changes in the debt structure as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as a result of concessions granted by the lender by way of modifications to the terms of the existing debt structure and releases of certain debt obligations and guarantees of the Company. Although the Company calculated a contingent gain on the restructure of the debt obligations with the lender, it did not recognize the gain because it is possible that the gain could be offset by future interest charges resulting from the payment multiplier under the 2008 Term Note discussed below. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under the revolving line of credit and a $5.0 million term note provided by the lender to Tecstar Automotive Group on November 6, 2007. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note.

The modified and restructured debt instruments have outstanding obligations of $41.3 million as of January 31, 2008 as presented above. These consist of a $21.3 million convertible note issued on January 16, 2008 that matures on July 1, 2009 (Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (January 2007 Term Note) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (January 2008 Term Note).

The Convertible Note has a total annual interest rate of 11.5%, consisting of a cash coupon rate of 6.5% and a cash or payment-in-kind option of 5.0%. The holder of the Convertible Note has the right to extend the maturity date for an additional three years (if exercised, the payment-in-kind portion of the interest rate is thereafter lowered to 3.0%). The Convertible Note requires semi-annual interest payments on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder. The carrying value of the Convertible Note includes an unamortized premium of $5.1 million as of January 31, 2008 that represents the estimated fair value of the conversion option above the face amount of the note transferred from the Tecstar Convertible Notes in connection with the debt restructure. The conversion price on the Convertible Note is $1.35 per share and the holder has the option to convert at any time until maturity.

The January 2007 Term Note, as modified on January 16, 2008, has required monthly interest payments in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Principal reductions are required commencing on September 15, 2008 in the amount of $4.3 million, with monthly reductions of $0.4 million thereafter, until maturity. The Company has the option to prepay the principal ahead of the scheduled payment dates without penalty. The Company also has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for 20 consecutive business days prior to the payment date. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume-weighted average price (VWAP) of its stock for the 20 business days prior to the payment date.

The January 2008 Term Note requires monthly interest payments in arrears at a fixed rate of 6.5%. The holder of the January 2008 Term Note can call all or part of the principal amount due at any time after January 16, 2010. The Company may prepay the January 2008 Term Note in part or whole at any time without penalty. The Company has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for 20 consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the Company’s common stock for the 20 business days immediately prior to the repayment date and (y) $2.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $37.5 million. Upon the reduction of principal of the 2008 Term Note, any increase in the payment or payments resulting from the multiplier will be recorded as a charge to interest expense.

Transaction fees associated with the execution of the credit facilities with the lender and reflected as deferred loan fees on the condensed consolidated balance sheet at April 30, 2007 and January 31, 2008, are being amortized against interest expense over the life of the credit facilities.

The Company is in compliance with all material covenants, reporting and other requirements of the credit facilities with its lender as of January 31, 2008.

Maturities of long-term debt for each of the next five twelve month periods ending January 31 are as follows:

	Scheduled Payments	Amortization of Premium on Convertible Notes	Total Maturities of Long-Term Debt
2009	$5,910,289	1,163,076	$7,073,365
2010	30,300,106	1,163,076	31,463,182
2011	—	1,163,076	1,163,076
2012	—	1,163,076	1,163,076
2013	—	484,619	484,619

	$36,210,395	$5,136,923	$41,347,318

10) Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, based on estimated fair values.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the first three quarters ended fiscal 2007 and 2008.

The Company has included the following amounts for share-based compensation cost in the accompanying unaudited condensed consolidated statement of operations for the three and nine months of fiscal 2007 and 2008:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Continuing operations:
Cost of product sales	$32,896	$24,811	$105,082	$79,068
Research and development	59,608	33,831	193,176	126,030
Selling, general and administrative	731,580	576,165	2,207,585	1,956,762
Discontinued operations	241,439	(286,852)	688,714	91,475

Total share-based compensation	$1,065,523	$347,955	$3,194,557	$2,253,335

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

Below is a summary of the options activity under the stock option plan for the first nine months of fiscal 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2007	5,771,194	$4.30
Granted	—	$—
Exercised	—	$—
Forfeited (1)	(851,625)	$3.86
Expired (1)	(594,125)	$4.38

Options outstanding at January 31, 2008	4,325,444	$4.38	6.7	$—
Vested and expected to vest at January 31, 2008	3,995,303	$4.41	6.6	$—
Options exercisable at January 31, 2008	2,682,194	$4.45	6.0	$—

(1)	Includes options terminated in connection the disposal of the Tecstar Automotive Group segment.

On May 1, 2007, an additional 1,951,572 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At January 31, 2008, there were 4,699,108 shares of common stock available for grant under the Plan.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Dividend yield	0%	n/a	0%	n/a
Expected life - years	5.5	n/a	5.5	n/a
Risk-free interest rate	4.8%	n/a	4.8%	n/a
Expected volatility of common stock	82.7	n/a	82.7	n/a

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Weighted average grant date fair value per share	$1.24	none granted	$1.96	none granted
Intrinsic value of options exercised	n/a	$—	$12,335	$—
Total fair value of options vested during the period	$74,191	$3,091	$1,864,909	$1,697,784

11) Warrants

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

Warrant activity and warrants outstanding for the nine-month period ended January 31, 2008 is as follows:

Warrant Type	Exercise Price	Expiration Date	Outstanding as of April 30, 2007	Issued	Expired	Outstanding as of January 31, 2008
June 29, 2006 Warrants	$3.94	June 2011	880,506	—	—	880,506
October 31, 2006 “A” Warrants	$1.50	April 2014	2,402,874	1,377,648	—	3,780,522
June 22, 2007 Warrants	$2.09	December 2014	—	15,000,000	—	15,000,000

			3,283,380	16,377,648	—	19,661,028

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

The Company considers common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options, warrants and convertible debt were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Numerators for basic and diluted loss per share data - to common stockholders:
Loss from continuing operations	$(5,540,808)	$(3,842,699)	$(17,115,122)	$(14,278,508)
Income (loss) from discontinued operations	$(16,048,801)	$2,484,568	$(107,230,146)	$(66,062,163)
Net loss	$(21,589,609)	$(1,358,131)	$(124,345,268)	$(80,340,671)
Denominator for basic and diluted loss per share data - weighted-average shares	65,364,179	78,552,368	60,596,854	76,143,277
Basic and diluted per share data:
Loss from continuing operations	$(0.08)	$(0.05)	$(0.28)	$(0.19)
Income (loss) from discontinued operations	$(0.25)	$0.03	$(1.77)	$(0.87)
Net loss	$(0.33)	$(0.02)	$(2.05)	$(1.06)

For the first nine months of fiscal 2008, options to purchase approximately 4.3 million shares of common stock, warrants to purchase approximately 19.7 million shares of common stock, and a convertible note obligation convertible into approximately 12.0 million shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

13) Income Taxes

Income taxes associated with continuing operations for the three and nine-month periods ended January 31, 2008 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At January 31, 2008, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since based on the Company’s lack of earnings history and current evidence; it is unlikely that the assets will be fully realized.

14) Business Segment and Geographic Information

Business Segments

The Company previously classified its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. As discussed further in Note 2, the Tecstar Automotive Group business segment ceased operations in connection with a series of transactions that were completed on January 16, 2008 that resulted in the transfer of all the Tecstar businesses to an affiliate of the Company’s lender. As a result, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations for all periods presented. The Quantum Fuel Systems business segment was not affected by the disposal of the Tecstar Automotive Group business segment. The product and contract revenues for continuing operations of the Company were all generated by the Quantum Fuel Systems segment for all periods presented. The Corporate reportable segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the other segments. Certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations as a result of the disposal of the Tecstar Automotive Group segment.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners. General Motors comprised 80% and 61% of the total Quantum Fuel Systems segment revenue reported for the first nine months of fiscal 2007 and 2008, respectively.

Prior to its disposal, the Tecstar Automotive Group segment previously comprised of virtually all of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions, including the February 8, 2008 acquisition of Regency. The Tecstar Automotive Group primarily consisted of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks.

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions, prior to the write-off of the remaining unamortized balance as of July 31, 2007 as discussed in Note 2, were reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. The goodwill allocated to the Tecstar Automotive Group was determined to be impaired and written-off in the second quarter of fiscal 2007. Goodwill associated with the Regency acquisition was reported in the Tecstar Automotive Group business segment prior to its write-off in the first quarter of fiscal 2008.

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

The chief operating decision maker allocates resources and tracks performance by the reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

Geographic Information

The Company’s long-lived assets as of January 31, 2008 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s partially owned subsidiary, ALP, is based in Vancouver, British Columbia, Canada and the Company’s affiliate, Asola, is based in Erfurt, Germany. The Company’s foreign assets located at its ALP subsidiary represent less than 1% of the Company’s total assets as of January 31, 2008.

Financial Information by Business Segment

Selected financial information by business segment for continuing operations is as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Operating Loss
Quantum Fuel Systems	$(3,025)	$(1,367)	$(9,815)	$(6,272)
Corporate	(2,784)	(2,477)	(8,313)	$(7,867)

Total	$(5,809)	$(3,844)	$(18,128)	$(14,139)

Capital Expenditures
Quantum Fuel Systems	$20	$382	$129	$791
Corporate	35	2	138	2

Total	$55	$384	$267	$793

Depreciation
Quantum Fuel Systems	$529	$590	$2,197	$1,561
Corporate	4	3	13	10

Gross Total	$533	$593	$2,210	$1,571

Amortization of Intangibles
Quantum Fuel Systems	$418	$419	$1,256	$1,257

Selected financial information for discontinued operations is as follows (in thousands):
	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Discontinued Operations:
Capital Expenditures	$1,317	$205	$5,407	$906
Depreciation	$1,256	$121	$3,328	$1,576
Amortization of Intangibles	$715	$—	$2,146	$698

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2007	January 31, 2008
Identifiable Assets
Quantum Fuel Systems	$53,281	$63,021
Corporate	5,774	8,578
Tecstar Automotive Group	108,488	—

	$167,543	$71,599

15) Minority Interest

Advanced Lithium Power

The Chief Executive and other officers of ALP, along with other unaffiliated parties, hold minority equity interests in ALP. During fiscal 2007 and the first nine months of fiscal 2008, ALP received a total of $0.6 million and $1.4 million in proceeds from other unaffiliated parties in exchange for shares of common stock of ALP. The transactions increased the minority interest holdings from 64.5% as of the date of formation on March 24, 2006 to 79.4% as of April 30, 2007 and to 81.0% as of January 31, 2008.

The net equity of ALP as of April 30, 2007 and January 31, 2008 was $26,000 and $0.1 million, respectively. The minority interest position as of April 30, 2007 and January 31, 2008 amounted to $0.1 million and $0.2 million, respectively.

16) Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Comprehensive loss, net of tax:
Net loss, as reported	$(21,589,609)	$(1,358,131)	$(124,345,268)	$(80,340,671)
Currency translation adjustments (1)	316,763	(23,768)	242,038	348,872

Comprehensive loss, net of tax:	$(21,272,846)	$(1,381,899)	$(124,103,230)	$(79,991,799)

(1)	Assets and liabilities of the Company’s Canadian operation are translated at rates of exchange in effect at the close of the period. Translation gains and losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

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

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements take into consideration the disposal of the Tecstar Automotive Group business segment on January 16, 2008 and relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of alternative energy industries, including the fuel cell and hybrid vehicle industries. All statements included in this report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this quarterly report and in the other filings we make from time to time with the SEC.

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•

We are not in compliance with NASDAQ’s continued listing requirements that require a minimum bid requirement of $1.00 per share for continued listing on the NASDAQ Global Market exchange. In order to regain compliance, we must attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to June 25, 2008. If we are unable to regain compliance with the minimum bid requirement, we have the option to transfer to the NASDAQ Capital Market provided that we qualify for initial inclusion. Our failure to regain compliance with the NASDAQ Global Market or our inability to transfer to the NASDAQ Capital Market would adversely affect the per share price of our common stock and impair our ability to raise capital.

•

We anticipate that we will need to raise additional financing to take advantage of strategic business opportunities, to complete product and application development, to expand operations, or to fund future operating activities.

•

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

•	We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

•	Recent financing activities may limit our ability to raise additional equity financing through private placement transactions.

•	Future sales of substantial amounts of our common stock could affect its market price.

•	Our shareholders are subject to significant dilution upon the occurrence of certain events.

•	The market price and trading volume of our common stock may be volatile.

•

An increase in the principal amount due under a $10.0 million term note we issued on January 16, 2008 could have a material effect on our financial statements as a result of an upward adjustment clause in the credit facility.

•	Our future operating results may fluctuate, which could result in a lower price for our common stock.

Other Risks Related to our Business:

•	Our business depends on the growth of hybrid and hydrogen based vehicles and the solar industry.

•

Our ability to design and manufacture fuel systems and powertrains for fuel cell, hydrogen and hybrid applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

•	Our Quantum Fuel Systems business revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles.

•	Our revenue is highly concentrated among a small number of customers.

•

We have entered into a long-term supply agreement under which we have agreed to purchase solar cells with a cumulative power of 77.5 mega watts peak (MWp) through December 31, 2017 at pre-determined quantities that could cause us to hold larger than expected quantities of inventory on hand as a result of future decreased demand, and at pre-determined prices that could be above market rates in the future that could cause us to incur losses on the sale of products manufactured utilizing the solar cells.

•	We have a commitment to provide a certain guaranty to an affiliate’s credit facility that could be called upon if the affiliate potentially defaults on the credit facility in the future.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	We could become subject to stockholder litigation associated with our merger with and subsequent disposition of Tecstar Automotive Group.

•	We could become subject to stockholder litigation on account of our prior restatement of our financial statements.

•	We may never be able to introduce commercially viable hydrogen products and hybrid propulsion systems.

•	A mass market for hydrogen products and systems may never develop or may take longer to develop than anticipated.

•	The growth of our business could be negatively impacted if investment tax credits associated with alternative energy initiatives are reduced or eliminated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing propulsion and fuel systems for fuel cell and hybrid applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2007 and in our Registration Statement on Form S-3 filed on July 20, 2007. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

All-forward looking statements contained in this quarterly report are made only as of the date hereof. We are under no obligation-and we expressly disclaim any such obligation-to update or alter our forward looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

Overview

We are a fully integrated alternative energy company and a leader in the development and production of advanced propulsion systems, energy storage technologies, and alternative fuel vehicles. Our portfolio of technologies includes electronic controls, hybrid electric drive systems, hydrogen storage and metering systems, and alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid fuel cell and alternative fuel vehicles. Our powertrain engineering, system integration, and assembly capabilities provide fast-to-market solutions to support the production of hybrid and plug-in hybrid, hydrogen-powered hybrid, fuel cell, and alternative fuel vehicles, as well as modular, transportable hydrogen refueling stations.

We previously classified our business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. As discussed further under Recent Developments below, the Tecstar Automotive Group business segment ceased operations in connection with a series of transactions that were completed on January 16, 2008 that resulted in the transfer of all the Tecstar businesses to an affiliate of our lender. As a result, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. The Quantum Fuel Systems business segment was not affected by the disposal of the Tecstar Automotive Group business segment. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the other segments. Certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations as a result of the disposal of the Tecstar Automotive Group segment.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners.

Prior to its disposal, the Tecstar Automotive Group segment was comprised of virtually all of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions. The Tecstar Automotive Group primarily consisted of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks.

The chief operating decision maker allocates resources and tracks performance by the reporting segments, and evaluates performance based on profit or loss from operations before interest and income taxes.

Recent Developments

Disposal of Tecstar Business Segment

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of our secured lender under terms of certain convertible note obligations (the “Tecstar Convertible Notes”). As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, we completed a series of transactions that restructured the outstanding debt obligations to our secured lender and transferred substantially all of the assets of our Tecstar Automotive Group business segment to an affiliate of our secured lender, WB Automotive, Inc. (WB Automotive), to satisfy $15.5 million due under the Tecstar Convertible Notes. Prior to the restructuring, we had recorded significant losses for this business attributable to the write-down of its long-lived assets and negative operating results reported in previous quarters.

In connection with the series of transactions, Tecstar Automotive Group and WB Automotive executed a Strict Foreclosure Agreement, pursuant to which, under Article 9 of the Uniform Commercial Code, Tecstar Automotive Group assigned to WB Automotive all of its right, title and interest in and to the equity interests in Tecstar’s operating subsidiaries (the “Operating Subsidiaries”), Tecstar’s interest in the Amstar joint venture, receivables owed to Tecstar by the Operating Subsidiaries and Tecstar’s interest in a $1.0 million cash collateral account, in full payment and satisfaction of the amounts owed by Tecstar under the Tecstar Convertible Notes. WB Automotive also released Quantum from guaranty obligations relating to the Tecstar Convertible Notes and a $5.0 million term note provided to Tecstar Automotive Group by the Company’s secured lender on November 6, 2007 pursuant to a

Release Agreement executed as part of the series of transactions. In exchange for the forgoing release, Quantum caused Tecstar Automotive Group to enter into and complete the transactions described above, paid $1.0 million to WB Automotive and agreed to assume $0.7 million in unpaid interest owed under the Tecstar Convertible Notes. Our lender subsequently cancelled the $5.0 million term note dated November 6, 2007 in a separate agreement.

As a result of the transactions described above that resulted in the disposal of the Tecstar businesses, the historical activities of the Tecstar Automotive Group Business segment are reported as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The disposal of the Tecstar businesses resulted in a gain of $8.7 million included in discontinued operations, net of taxes, for the three and nine month periods ended January 31, 2008.

Investment in Fisker

On August 7, 2007, we and our partner, Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. to produce premium plug-in hybrid automobiles. Initial deliveries of a four-door luxury sports sedan are anticipated to commence in December 2009. Upon formation, we owned 62% of Fisker Automotive. Through January 31, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of our ownership interest down to 30.7%. We have two of Fisker Automotive’s six seats on the Board of Directors. Fisker Automotive will need to raise additional capital in order to complete future phases of development, testing and tooling for the new vehicle platform, which will further reduce our ownership percentage in Fisker Automotive.

We account for our equity interest in Fisker Automotive under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18). Due to the temporary nature of our majority interest in Fisker Automotive, we also accounted for our initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), we are not the primary beneficiary as defined by FIN 46R.

Fisker Automotive has incurred accumulated deficits from inception through January 31, 2008 for design and development activities for the new vehicle platform. We have not contributed any cash or other assets with a historical cost basis to the venture and we have no obligation to fund deficit balances. As a result, our initial investment balance and balance as of January 31, 2008 is zero and there is no activity to be reported in our condensed consolidated statement of operations for the three and nine month periods ended January 31, 2008.

Investment in Asola

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (“Asola”) a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, we (i) provided 0.3 million euro (US$0.4 million), (ii) committed to contribute an additional 1.2 million euro on or before March 31, 2008 to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) committed to provide a corporate guaranty to Asola’s bank before July 4, 2008 of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) committed to transfer 15.0% ownership interest in our solar venture in the United States, if and when such venture is established. The conversion rate of one euro to one U.S. dollar was 1.48 to 1 as of January 31, 2008. We account for our equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined by FIN 46R.

Asola has reported total assets of 10.7 million euro; total liabilities of 9.5 million euros, including debt obligations of 1.4 million euros, as of December 31, 2007 (unaudited); revenues of 24.9 million euro and net profits of 0.8 million for calendar year 2007 (unaudited); and revenues of 3.8 million euro and net profits of 0.3 million euro for the month of January 2008. Our equity in earnings of Asola was US$0.1 million from the date of the equity investment through January 31, 2008.

On November 7, 2007 we entered into an agreement with Asola under which we agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

Our agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides us with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights to us, we paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that we are responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. We anticipate that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, we will coordinate raising funds specifically for Asola in an effort to cover the shortfall. We had not purchased any solar cells from Asola under the arrangement through January 31, 2008.

We believe these agreements secure a ten-year supply of silicon photovoltaic solar cells that we and Asola anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States.

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment develops and produces advanced hybrid propulsion systems, energy storage technologies and alternative fuel vehicles for our OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These systems and hydrogen products are not currently manufactured in high volumes and will require additional product development; however, we believe that a commercial market will begin to develop for our hybrid propulsion system, Q-Drive, within the next two years. We expect a commercial market to develop for our hydrogen and fuel cell vehicle products further in the future. We believe that these systems will reach production volumes only if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis.

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using hybrid systems, fuel cells, or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems and battery control systems, as well as system integration of our products into hybrid, fuel cell and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

In May 2007, we were awarded a $4.9 million contract to develop a diesel hybrid electric version of our Alternative Mobility Vehicle (AMV) “Aggressor.” This program is a follow on to our successful “Aggressor” vehicle, a high performance light-duty off-road fuel cell hybrid vehicle developed for TARDEC. The objective of this program is to develop a second-generation high-performance light-duty off-road hybrid electric vehicle platform based on the results of and feedback from the U.S. Army’s testing and evaluation of the Aggressor. The propulsion system for this next phase of AMV development will focus on a JP-8 fuel-compatible diesel internal combustion engine based, battery dominant, series hybrid electric system, which would provide a cost-effective, near-term solution as fuel cell technology matures. The target mission profile is long-range reconnaissance. Pre-production prototypes will be developed and built for testing and evaluation by selected commands to assess mission suitability, supportability, performance objectives, and guidance on final vehicle configuration.

In September 2007, we received a letter from General Motors nominating us as their hydrogen storage vessel supplier for their next generation of hydrogen storage systems under their fuel cell vehicle program. On November 21, 2007 we received initial purchase orders totaling $4.2 million for the program.

In November 2007, we began providing services to Fisker Automotive on an initial concept analysis program associated with powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million arrangement. Services under the first contract were completed in January 2008. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company will develop the powertrain and software control systems and integrate its plug-in hybrid electric vehicle architecture known as “Q-Drive” for the Fisker Karma four-door sport sedan production model that is expected to have initial deliveries beginning in December 2009.

Our Quantum Fuel Systems segment revenues and cash flows in the future will be dependent on the success of the Fisker Karma, further advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hybrid hydrogen, plug-in electric hybrid, fuel cell, and other alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements, and consumer adoption of alternative fuel and hydrogen technologies on a commercial scale.

Our fuel storage and propulsion systems must be able to withstand rigorous testing as individual components and as part of the propulsion on the vehicle. Our technologies, including the tank, regulator, batteries, control systems, electronics and fuel lines, need to comply with OEM vehicle requirements and applicable safety standards. Our systems are generally designed, validated and certified for short-term life, approximately three years, and are produced in accordance with requirements specified by our OEM customers. We currently have programs with OEMs to design, validate and certify systems for longer durability and for vehicles designed for commercialization.

Our Quantum Fuel Systems business is generally related to hybrid, fuel cell and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM and other customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell hybrid, fuel cell or alternative fuel vehicles depends on their marketing and distribution strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. Our CNG program with General Motors was completed in November 2006. We anticipate that future programs for CNG applications will be in international markets, specifically Europe, China and India. In April, 2007, we signed a memorandum of understanding to establish a cooperative joint venture with a major automaker in China for the development and commercialization of hybrid and alternative fuel vehicles, manufacture of gaseous fuel components, and integration of advanced propulsion systems. We also signed a memorandum of understanding in May 2007 for the marketing, sales, and distribution in India of its leading alternative fuel vehicle products and systems for compressed natural gas (CNG), blends of natural gas and hydrogen, and liquid petroleum gas (LPG). We are currently in discussions with other parties to modify existing components and systems to meet specific vehicle applications for those markets.

Our industry is also dependent upon a limited number of third party suppliers of materials and components for our products. Any quality problems or supply shortages with respect to these components could negatively impact our business.

We also own a 19% interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack. We also invested in convertible debentures in ALP, which allows us to convert at $0.12 through December 31, 2008. Our fully diluted position in ALP is approximately 38%.

Tecstar Automotive Group Segment

In connection with the transfer of substantially all the assets of the Tecstar Automotive Group, Inc. that occurred on January 16, 2008, the Tecstar Automotive Group business segment (formally consisting of all of the Tecstar businesses and operating units) ceased operations for purposes of our financial reporting. The Tecstar Automotive Group segment, prior to its’ disposal, engineered and integrated specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles, provided vehicle build capabilities associated with military vehicle projects and provided design and powertrain services for high performance cars.

As a result of the disposal of the Tecstar businesses, all historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in the accompanying condensed consolidated statements of operations.

Financial Operations Overview

In managing our business, our management uses several non-financial factors to analyze our performance. For example, we assess the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ vehicle applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for propulsion systems and storage solutions. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our affiliates, Fisker Automotive and Asola.

For the first nine months of fiscal 2007 and 2008, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 80% and 61%, respectively, of our total revenue from continuing operations for these periods.

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

We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for hybrid, hydrogen fuel cell and alternative fuel applications.

General Motors Relationship

In 2002, we entered into a ten-year strategic alliance with General Motors. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors have co-developed technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum since 1993, through which we provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and are included elsewhere in this report. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, goodwill and intangible asset impairment valuations, warranty and recall obligations, debt obligations, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. For product sales in connection with second stage manufacturing, consisting of assembly and integration of specialty equipment products into motor vehicle applications, revenue is recognized upon completion of the integration activities when the vehicles are ready to be delivered to our customers in accordance with contract terms. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold. We generally recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Our historical final contract costs have usually approximated the initial estimates and any unforeseen changes in the estimates have not normally resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. In certain circumstances, specific contracts in which we cannot reliably make estimates of total revenues and expenses are accounted for under the completed contract method. Under the completed contract method, all revenue and expenses attributable to the specific contract are deferred until the end of the project.

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

•

We periodically evaluate for impairment our long-lived assets, particularly goodwill and intangible assets relating to acquisitions and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

•

We evaluate whether modifications to and restructuring of existing debt instruments result in substantial changes as defined by EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and/or in troubled debt restructurings as defined by FAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Significant management judgment is required and we use the assistance of independent valuation consultants to assist in these determinations and to estimate the fair value of the original and amended debt instruments as part of our evaluation. Different judgments could yield different results. If we determine that a substantial change has occurred with respect to the modifications, we treat the transaction as an extinguishment of the original debt and recognize a gain or loss on the debt retirement. If we determine that our lender has for economic or legal reasons related to our financial condition, granted us a concession that our lender would not otherwise consider, we treat the modifications as a troubled debt restructuring and record a gain equal to the estimated concession granted.

•

We account for stock compensation expense under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black- Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of January 31, 2008, our net deferred tax assets have been offset in full by a valuation allowance.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (“FAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of FAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The provisions of FAS 160 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the provisions of FAS 160.

Results of Operations

First three quarters of fiscal 2007 and 2008

The operating loss for continuing operations of our business segments for the three and nine months ended January 31, 2007 and 2008 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2008	2007	2008
Operating Loss
Quantum Fuel Systems	$(3,025)	$(1,367)	$(9,815)	$(6,272)
Corporate	(2,784)	(2,477)	(8,313)	$(7,867)

Total	$(5,809)	$(3,844)	$(18,128)	$(14,139)

Overall operating loss decreased $2.0 million, from $5.8 million in the third quarter of fiscal 2007 to $3.8 million in the third quarter of fiscal 2008 and decreased $4.0 million from $18.1 million in the first nine months of fiscal 2007 to $14.1 million in the first nine months of fiscal 2008. The decline in operating losses for the third quarter and for the first nine months of fiscal 2008 were primarily due to increased revenues in the Quantum Fuel Systems segment which increased overall by $4.8 million in the third quarter and by $2.2 million for the first nine months of fiscal 2008, respectively, as compared to similar periods in fiscal 2007. We expect this trend to continue into our fourth quarter with revenue and an overall operating loss similar to results obtained in the third quarter.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment increased $1.7 million, or 213%, from $0.8 million in the third quarter of fiscal 2007 to $2.5 million in the third quarter of fiscal 2008 and decreased $1.9 million, or 21%, from $9.1 million in the first nine months of fiscal 2007 to $7.2 million in the first nine months of fiscal 2008. The decrease in the first nine months of fiscal 2008 is mainly due to the end of sales associated with General Motors’ program for pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems in November 2006. Product sales during the first nine months of fiscal 2008 primarily consist of hydrogen fuel storage systems to be used in General Motors’ fuel cell vehicle program and sales of hydrogen-fueled Toyota Prius hybrid vehicles. We expect product sales in the fourth quarter of fiscal 2008 to remain at similar levels achieved in the third quarter as we continue to ship hydrogen fuel storage systems under our purchase order with General Motors.

Cost of product sales for the Quantum Fuel Systems segment increased $1.5 million, or 300%, from $0.5 million in the third quarter of fiscal 2007 to $2.0 million in the third quarter of fiscal 2008 and decreased $2.2 million, or 27%, from $8.3 million in the first nine months of fiscal 2007 to $6.1 million in the first nine months of fiscal 2008. The increase in the third quarter is mainly due to shipments of the hydrogen fuel storage systems that began during the second quarter of fiscal 2008. The decrease for the first nine months of fiscal 2008 is mainly as a result of the bi-fuel and compressed natural gas fuels system programs that ended in November 2006.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.2 million, or 67%, from $0.3 million in the third quarter of fiscal 2007 to $0.5 million in the third quarter of fiscal 2008 and increased $0.3 million, or 38%, from $0.8 million in the first nine months of fiscal 2007 to $1.1 million in the first nine months of fiscal 2008. The increase in the third quarter and for the first nine months of fiscal 2008 is mainly attributable to higher margins associated with hydrogen fuel storage systems shipped in fiscal 2008 compared to margins on less advanced compressed natural gas fuel systems shipped in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment increased $3.1 million, or 207%, from $1.5 million in the third quarter of fiscal 2007 to $4.6 million in the third quarter of fiscal 2008 and increased $4.1 million, or 75%, from $5.5 million in the first nine months of fiscal 2007 to $9.6 million in the first nine months of fiscal 2008. Contract revenue is derived primarily from system development and application engineering of our products under funded automotive OEM contracts, and other funded contract work with the U.S. military and other government agencies. During the third quarter of fiscal 2008, we completed concept development services for a production intent hybrid-electric vehicle for our affiliate Fisker Automotive under a $1.0 million contract. Under the second phase of the current $13.5 million contract that runs though April 2009, we will develop the powertrain and software control systems and integrate our plug-in hybrid electric vehicle architecture into a four-door luxury sports sedan called the “Fisker Karma.” Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We anticipate contract revenues in the fourth quarter of fiscal 2008 to remain at similar levels realized in the third quarter as a result of the powertrain development work for the Fisker Automotive program and continuing development services related to hydrogen development programs with our OEM customers and expanding military programs.

Research and development expense associated with development contracts increased $1.1 million, or 85%, from $1.3 million in the third quarter of fiscal 2007 to $2.4 million in the third quarter of fiscal 2008 and remained at the same level of $5.0 million in the first nine months of both fiscal 2007 and fiscal 2008. The increase in the third quarter is a result of significantly higher contract revenues compared to the prior year while improved margins on newer programs in the current year have resulted in a similar level of expense in the first nine months of fiscal 2008 compared to fiscal 2007, despite an overall increase in contract revenues in fiscal 2008. Internally funded research and development expense for the Quantum Fuel Systems segment increased by $0.4 million, or 21%, from $1.9 million in the third quarter of fiscal 2007 to $2.3 million in the third quarter of fiscal 2008 and increased $0.4 million, or 6%, from $6.3 million in the first nine months of fiscal 2007 to $6.7 million in the first nine months of fiscal 2008. The increase in internally funded expenses in fiscal 2008 is primarily due to increased development of lithium ion battery control systems at our ALP subsidiary.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.3 million, or 27%, from $1.1 million in the third quarter of fiscal 2007 to $1.4 million in the third quarter of fiscal 2008 and increased $0.4 million, or 11%, from $3.6 million in the first nine months of fiscal 2007 to $4.0 million in the first nine months of fiscal 2008. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 16% for the third quarter of fiscal 2008 as compared to 21% for the third quarter of fiscal 2007 and was 17% for the first nine months of fiscal 2008 compared to 15% for the first nine months of fiscal 2007.

Amortization of intangibles for the Quantum Fuel Systems segment primarily relates to the Corporate Alliance Agreement with General Motors. The expense in the third quarter of fiscal year 2008 was the same as in the third quarter of fiscal 2007 and amounted to $0.4 million and the expense in the first nine months of fiscal year 2008 was the same in as the first nine months of fiscal 2007 and amounted to $1.3 million.

Operating loss for the Quantum Fuel Systems segment decreased $1.6 million, or 53%, from $3.0 million in the third quarter of fiscal 2007 to $1.4 million in the third quarter of fiscal 2008 and decreased $3.5 million, or 36%, from $9.8 million in the first nine months of fiscal 2007 to $6.3 million in the first nine months of fiscal 2008. This improvement mainly relates to higher margins earned on customer programs due to the shift in product mix over the last year. We expect the Quantum Fuel Systems segment to incur a similar operating loss in the fourth quarter as compared to the third quarter of fiscal 2008.

Corporate

Corporate expenses decreased by $0.3 million, or 11%, from $2.8 million in the third quarter of fiscal 2007 to $2.5 million in the third quarter of fiscal 2008 and decreased $0.4 million, or 5%, from $8.3 million in the first nine months of fiscal 2007 to $7.9 million in the first nine months of fiscal 2008. Corporate expenses reported for this segment reflect the general and administrative expenses that support our ongoing continuing operations. The portion of historical corporate expenses that indirectly supported the operations of the Tecstar Automotive Group are not included in the Corporate reporting segment and have been classified as part of discontinued operations on the accompanying condensed consolidated statements of operations. Included in Corporate expenses is $0.7 million and $0.6 million of share-based compensation for the third quarters of fiscal 2007 and 2008, respectively, and $2.3 million and $1.8 million of share-based compensation for the first nine-months of fiscal 2007 and 2008, respectively. We expect the Corporate segment to incur similar levels of expenses in the fourth quarter as compared to the third quarter of fiscal 2008.

Non-Reporting Segment Results

Interest Income and Expense. Interest expense, net of interest income, amounted to $0.6 million in the third quarter of fiscal 2008 as compared to net interest income of $0.1 million realized in the third quarter of fiscal 2007. Net interest expense amounted to $1.5 million in the first nine months of fiscal 2008 as compared to net interest income of $0.4 million realized in the first nine months of fiscal 2007. Interest expense primarily relates to debt instruments payable to our current lender in which proceeds were initially provided in January 2007. The debt instruments have been subsequently modified or restructured on various dates through January 16, 2008. Total outstanding obligations under the debt instruments amounted to $41.3 million as of January 31, 2008. Interest earned on investments has been insignificant since we liquidated our existing portfolio in December 2006.

Minority Interest in Losses of Subsidiary. During the third quarter of fiscal years 2007 and 2008, our net losses were reduced by $0.2 million and $0.5 million, respectively, and during the first nine months of fiscal years 2007 and 2008, our losses were reduced by $0.6 million and $1.3 million, respectively, for the portion of losses incurred by our consolidated subsidiary, Advanced Lithium Power Inc. (ALP), that were allocated to minority equity interests.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can use to offset taxable earnings from the current third period or carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be minor during the fourth quarter of fiscal 2008 and for all of fiscal 2009.

Equity in Earnings of Affiliate. We account for our ownership interest in Asola, acquired on January 4, 2008, under the equity method of accounting. During the third quarter of fiscal 2008, we recorded our share of Asola’s earnings for the period subsequent to the transaction, which amounted to $0.1 million.

Discontinued Operations - Tecstar Automotive Group Segment

The Tecstar Automotive Group business segment ceased operations on January 16, 2008 in connection with the transfer of substantially all of its assets. Accordingly, the activities of the Tecstar Automotive Group reporting segment are reported as a single line item in the accompanying condensed consolidated statements of operations as income (loss) from discontinued operations.

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $16.0 million and $107.2 million for the third quarter and first three quarters of fiscal 2007, respectively. The discontinued operations generated income, net of tax effects, of $2.5 million in the third quarter of fiscal 2008 and generated a loss of $66.1 million for the first three quarters of fiscal 2008, respectively. The Tecstar Automotive Group business segment incurred a loss from business operations of $6.2 million during the third quarter prior to the date of disposal and recorded a gain of $8.7 million in connection with the disposal.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities for the first nine months of fiscal 2008 was $26.1 million as compared to $22.4 million during the first nine months of fiscal 2007. The cash used during the first nine months of fiscal 2008 is primarily due to a net loss of $27.6 million before the non-cash effects of long-lived asset impairments, disposal of discontinued operations, depreciation and amortization, stock compensation charges, and other items. This was partially offset by an increase in cash of $1.8 million as a result of changes in operating assets and liabilities primarily due to reductions in accounts receivable and inventory, exclusive of the Tecstar Automotive Group disposal transaction. During the third quarter of fiscal 2008, we used $3.6 million in cash from operations. We expect the level of cash to be used for operations during the fourth quarter of fiscal 2008 will be below the third quarter usage due to anticipated positive changes to working capital.

Net cash used in investing activities during the first nine months of fiscal 2008 was $3.1 million as compared to net cash provided of $8.3 million during the first nine months of fiscal 2007. Cash provided in fiscal 2007 primarily related to the sale of our marketable securities portfolio in December 2006 that generated $15.0 million of cash proceeds. The cash used in fiscal 2008 related to the purchase of an ownership interest in Asola of $0.5 million and purchases of property and equipment of $1.7 million.

Net cash provided by financing activities during the first nine months of fiscal 2008 was $34.0 million as compared to $17.9 million during the first nine months of fiscal 2007. Cash provided during fiscal 2008 was principally from the sale of our common stock and borrowings from our lender. We sold 12.5 million shares of our stock to investors in a private placement in June 2007 that provided $17.6 million in net proceeds and we received $15.1 million in additional proceeds under new and restructured credit facilities with our lender. In addition, we received $1.4 million in contributions from minority interest holders of our ALP subsidiary.

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

In December 2006, we used approximately $15.0 million of proceeds from the sale of our marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 we secured a $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. This facility has been modified and restructured over the past year on certain dates, most recently in January 2008 in connection with the disposal of the Tecstar Automotive Group as discussed below. Prior to the restructure in January 2008, the amended credit facility included a revolving line of credit with maximum availability of $23.6 million and a $10.0 million term note.

On June 22, 2007, we completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of our common stock at a price of $1.50 per share, which represented a 28% discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase 15.0 million shares of our common stock at an exercise price of $2.09 in connection with the transaction that expire in December 2014. The transaction triggered a reset of the conversion price of the senior subordinated convertible note obligations from $2.36 to $1.35 per share and a reset of the exercise price of the “A” warrants issued in the private placement that the Company closed in October 2006 from $2.36 to $1.50 per share.

On July 16, 2007, we obtained a $5.0 million unconditional commitment from our asset-based lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 1, 2008. To date, we and our lender have not exercised the option under the commitment.

On January 16, 2008, we transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of our lender in satisfaction of Tecstar Automotive Group’s debt obligations under the senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). In connection therewith, our outstanding debt instruments payable to the lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the us with incremental net borrowing capacity of $1.9 million. We accounted for the changes in the debt structure as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as a result of concessions granted by the lender by way of modifications to the terms of the existing debt structure and releases of certain debt obligations and guarantees of ours. Although we calculated a contingent gain on the restructure of the debt obligations with the lender, we did not recognize the gain because it is possible that the gain could be offset by future interest charges resulting from the payment multiplier under the 2008 Term Note discussed below. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under the revolving line of credit and a $5.0 million term note provided by the lender to Tecstar Automotive Group on November 6, 2007. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note.

The modified and restructured debt instruments have outstanding obligations of $41.3 million as of January 31, 2008. These consist of a $21.3 million convertible note ($16.2 million face amount and $5.1 million unamortized premium) issued on January 16, 2008 that matures on July 1, 2009 (Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (January 2007 Term Note) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (January 2008 Term Note).

The Convertible Note has a total annual interest rate of 11.5%, consisting of a cash coupon rate of 6.5% and a cash or payment-in-kind option of 5.0%. The holder of the Convertible Note has the right to extend the maturity date for an additional three years (if exercised, the payment-in-kind portion of the interest rate is thereafter lowered to 3.0%). The Convertible Note requires semi-annual interest payments on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by us without consent of the holder. The carrying value of the Convertible Note includes an unamortized premium of $5.1 million as of January 31, 2008 that represents the estimated fair value of the conversion option above the face amount of the note transferred from the Tecstar Convertible Notes in connection with the debt restructure. The conversion price on the Convertible Note is $1.35 per share and the holder has the option to convert at any time until maturity.

The January 2007 Term Note, as modified on January 16, 2008, has required monthly interest payments in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Principal reductions are required commencing on September 15, 2008 in the amount of $4.3 million, with monthly reductions of $0.4 million thereafter, until maturity. We have the option to prepay the principal ahead of the scheduled payment dates without penalty. We also have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for 20 consecutive business days prior to the payment date. If we choose to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume-weighted average price (VWAP) of our stock for the 20 business days prior to the payment date.

The January 2008 Term Note requires monthly interest payments in arrears at a fixed rate of 6.5%. The holder of the January 2008 Term Note can call all or part of the principal amount due at any time after January 16, 2010. We may prepay the January 2008 Term Note in part or whole at any time without penalty. We have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for 20 consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the our common stock for the 20 business days immediately prior to the repayment date and (y) $2.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $37.5 million. Upon the reduction of principal of the 2008 Term Note, any increase in the payment or payments resulting from the multiplier will be recorded as a charge to interest expense.

Transaction fees associated with the execution of the credit facilities with the lender and reflected as deferred loan fees on the condensed consolidated balance sheet at April 30, 2007 and January 31, 2008, are being amortized against interest expense over the life of the credit facilities.

We are in compliance with all material covenants, reporting and other requirements of the credit facilities with our lender as of January 31, 2008.

Liquidity

The ratio of current assets to current liabilities decreased from 1.4 to 1 as of April 30, 2007 to 1.3 to 1 as of January 31, 2008. During the first nine months of fiscal 2008, our total working capital decreased by $10.6 million, from $17.3 million at April 30, 2007 to $6.7 million at January 31, 2008. The decline was mainly related to the disposal of the Tecstar Automotive Group in January 2008 that represented $11.1 million of working capital reported as of April 30, 2007.

Our principal sources of liquidity at January 31, 2008 amounted to $12.4 million, consisting of cash and cash equivalents of $7.4 million plus the availability of committed funding from our lender of $5.0 million that was obtained on July 16, 2007. We have incurred recurring operating losses and negative cash flows from our operating activities for the first nine months of fiscal 2008. Although we have significantly reduced our cost structure and our negative cash flows as a result of the disposal of the Tecstar Automotive Group business segment, we anticipate that we will continue to incur negative cash flows over the next twelve months, although at lower quarterly levels than the $3.6 million used in operating activities during the third quarter of fiscal 2008.

Based on current projections and estimates, we believe that we will require approximately $15 million in liquidity, or approximately $3 million above our $12.4 million in available principal sources, to fund our overall operations over the next twelve months, of which approximately $3 million is required for debt service on existing debt instruments and $4 million is required for obligations associated with our affiliate, Asola, under the solar cell purchase commitment and capital equipment expansion commitment. Although we believe we have sufficient liquidity to fund our core business operations and debt service of the Quantum Fuel Systems and Corporate segments over the next twelve months, we anticipate that we will require additional equity or debt financing to fund our obligations to Asola over this time period. Our actual financing needs could be higher. Our ability to obtain additional financing in this time period may be difficult due to the current credit environment, our current stock price, history of operating losses and negative cash flows; however, our efforts to reduce our cost structure through the disposal of the Tecstar Automotive Group business segment and other cost containment measures helps to mitigate our financing requirement. Although we believe that our short-term cash requirements can be adequately sourced, we do not provide any assurances that such additional sources of financing will be available on acceptable terms, if at all. We may be required to try to sell certain long-lived assets to provide for our liquidity needs over the next year. An inability by us to raise sufficient capital to fund our operations, including our contractual obligations, would have a material adverse affect on our business.

Our long-term cash requirements depend on numerous factors. We are dependent on factors such as the advancement of OEM programs, development and commercialization timing of our products, customer funding of application development programs, and other industry-wide growth factors. Competition and a reliance on a few customers are additional factors that may impact our future operations.

Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments. However, we are exposed to market risk from changes in our common stock pursuant to terms of our $10.0 million January 2008 Term Note. The amount of the required payments under the note is subject to a multiplier as discussed under Capital Resources above. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million if our share price is less than $0.67 and the maximum amount of principal that is payable under the multiplier is capped at $37.5 million if our share price reaches $2.50 or above. Specifically, we are at risk that for each increase of $0.10 in the per share price of our common stock above the $0.67 level, the payment required on $10.0 million in outstanding principal will increase by $1.5 million. Whether we elect to repay the principal balance due under the note in cash or with shares of our common stock, we will be required to record an interest charge equal to the upward adjustment of the multiplier in our statement of operations in the period such payment is made.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and against the Canadian dollar. Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola. The conversion rate of one euro to one U.S. dollar was 1.48: 1 as of January 31, 2008. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp through December 31, 2017 at a fixed price of 115.8 million euro or US$171.9 million based on the currency exchange rate at January 31, 2008; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$19.1 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were negligible for the first nine months of fiscal 2008.

Off Balance Sheet Disclosures

We have an unconditional commitment under a November 2007 agreement with Asola to purchase solar cells from Asola and to provide our share of prepayments to Asola over the next twelve months of approximately 2.4 million euro.

As of January 31, 2008, we had no material commitments for capital expenditures.

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

Our shareholders are subject to significant dilution upon the occurrence of certain events.

We have approximately 36 million shares of our common stock that are issuable upon exercise of stock options, warrants and convertible debt. We also have the right to pay the principal amount due under two separate $10 million term notes in shares of our common stock. The issuance of shares upon exercise of stock options, warrants and convertible debt or as payment of the principal due under the term notes will be dilutive to our existing shareholders. In addition, the exercise price on certain of our outstanding warrants will be reset if we sell or issue securities at a price below $1.50 and the conversion price on our convertible notes will be reset if we sell or issue securities at a price below $1.35. If such reset provisions are triggered, it will have a further dilutive effect on our existing shareholders.

The daily closing price of our common stock has traded below $1.00 per share for an extended period of time and our market capitalization has declined to levels that are impacting our ability to continue in compliance with NASDAQ listing requirements. An inability to maintain compliance with NASDAQ listing requirements would result in our delisting and could impact our ability to raise capital.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. NASDAQ’s Global Market continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and minimum bid price. We are currently out of compliance with the minimum bid requirement of $1.00. In order to regain compliance, we must attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to June 25, 2008, but Nasdaq may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days. If we are unable to regain compliance with the minimum bid requirement, we have the option to transfer to the NASDAQ Capital Market provided that we qualify for listing and our application for transfer is approved; in addition, we must satisfy the Capital Market’s initial listing standards, other than minimum bid price, as of June 25, 2008. Our failure to regain compliance with the NASDAQ Global Market continued listing standards by June 25, 2008 or our inability to transfer to the NASDAQ Capital Market by then (or to satisfy the applicable initial listing standards as of June 25, 2008) or if we do successfully transfer to the Capital Market but thereafter fail to comply with that market’s minimum bid price standard when required, would result in the delisting of our common stock and would adversely affect the per share price of our common stock and impair our ability to raise capital that may be needed for future operations.

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

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

We received waivers of defaults from our lender on December 14, 2007 and on January 16, 2008 related to our non-compliance with certain required debt service payments. We may not be able to obtain waivers of potential defaults in the future if we do not meet future requirements associated with our amended credit facility and convertible promissory note. A failure to maintain compliance with the requirements along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us and impact our ability to continue as a going concern.

Future sales of substantial amounts of our common stock could affect its market price.

Future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of options and warrants, may adversely affect the prevailing market price of our common stock.

An increase in the principal amount due under a $10.0 million term note we issued on January 16, 2008 could have a material effect on our financial statements as a result of an upward adjustment clause in the credit facility.

On January 16, 2008 we issued a term note with an initial principal balance of $10 million. The principal amount due under the term note is subject to upward adjustment based upon the price of our stock. Whether we elect to repay the principal balance due under the note in cash or with shares of our common stock, we will be required to record an interest charge equal to the upward adjustment in our statement of operations in the period such payment is made, which charge could be substantial.

Other Risks Related to our Business

Decrease in demand or price for solar cells could have an adverse effect on our financial statements.

We have entered into a long-term supply agreement under which we have agreed to purchase solar cells with a cumulative power of 77.5 mega watts peak (MWp) through December 31, 2017 at pre-determined quantities that could cause us to hold larger than expected quantities of inventory on hand as a result of future decreased demand, and at pre-determined prices that could be above market rates in the future that could cause us to incur losses on the sale of products manufactured utilizing the solar cells.

We have a commitment to provide a certain guaranty to an affiliate’s credit facility that could be called upon if the affiliate potentially defaults on the credit facility in the future.

In connection with our acquisition of an ownership interest in Asola, we have committed to provide a 1.0 million euro guaranty to Asola’s bank associated with Asola’s anticipated expanded credit facility for additional capital equipment. If Asloa were to default on the credit facility in the future, we could be called upon to repay the credit facility up to the limit of our guaranty.

Item 3.	Defaults Upon Senior Securities.

We did not make the January 2007 Term Note monthly principal amortization payments under our credit facility that were due on the first day of each month from August 1, 2007 through and including December 1, 2007, totaling $1.25 million in the aggregate. We obtained a waiver of default from our lender on December 14, 2007.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2007

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended January 31, 2008.

4.1	Convertible Note Purchase Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

4.2	Convertible Promissory Note, dated January 16, 2008, issued by the Registrant to WB QT, LLC LLC (incorporated herein by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.1	Promissory Note, dated November 6, 2007, issued by Tecstar Automotive Group, Inc. to WB QT, LLC.

10.2	Second Amendment to Convertible Note Purchase Agreement, dated November 6, 2007.

10.3	Second Amendment to Credit Agreement, dated November 6, 2007.

10.4	First Amendment to Pledge Agreement, dated November 6, 2007.

10.5	Guaranty dated November 6, 2007.

10.6	First Amendment to Security Agreement, dated November 6, 2007.

10.7	Agreement, dated January 4, 2008, between the Registrant and asola Advanced and Automotive Solar Systems GmbH.

10.8	Strict Foreclosure Agreement, dated January 16, 2008, between Tecstar Automotive Group, Inc. and WB Automotive Holdings, Inc.

10.9	Release Agreement, dated January 16, 2008, between the Registrant and WB Automotive Holdings, Inc.

10.10	Third Amendment to Credit Agreement, dated January 16, 2008, between the Registrant and WB Automotive Holdings, Inc. LLC (incorporated herein by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.11	Promissory Note (Term B Note), dated January 16, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.12	Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.13	Security Agreement, dated January 16, 2008, between Tecstar Automotive Group, Inc. and WB QT, LLC.

10.14	Second Amendment to Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC.

10.15	Release and Cancellation of Indebtedness, dated March 10, 2008, between the Registrant, Tecstar Automotive Group, Inc. and WB Automotive Holdings, Inc.

10.16	Agreement, dated November 7, 2007, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2007).

10.17	Waiver and Agreement, dated December 14, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2007).

10.18	The Executive Nonqualified Excess Plan (Deferred Compensation Plan) of Quantum Fuel Systems Technologies Worldwide, Inc., dated November 1, 2007 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2007).

10.19	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2007).

10.20	The Executive Nonqualified Excess Plan Trust Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2007).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.