Form 10-K
period 2008-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2008-07-03
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2007 was approximately $84.8 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of June 26, 2008: 77,972,399 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

Documents Incorporated By Reference Into Part III:

Portions of the definitive Proxy Statement for the Registrant’s fiscal 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year end of April 30, 2008 are incorporated by reference into Part III of this Report.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

FORWARD-LOOKING STATEMENTS

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements take into consideration the disposal of the Tecstar Automotive Group business segment that occurred on January 16, 2008 and relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of alternative energy industries, including the fuel cell and hybrid vehicle industries, and solar industries. All statements included in this report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements generally include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “project”, “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described in the “Risk Factor” section below, elsewhere in this annual report and in the other filings we make from time to time with the SEC.

All forward-looking statements contained in this annual report are made only as of the date hereof and are based on information currently known to management. We are under no obligation—and we expressly disclaim any such obligation—to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

ii

PART I

Item 1.	Business.

Overview

We are a fully integrated alternative energy company and a leader in the development and production of advanced propulsion systems, energy storage technologies, and alternative fuel vehicles. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive and battery control system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration.

Our portfolio of technologies include electronic controls, hybrid electric drive systems, hydrogen storage and metering systems, and alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid, fuel cell and alternative fuel vehicles. We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems for vehicles and other applications including fuel cells, hybrids, plug-in electric hybrid, alternative fuels, and hydrogen refueling. We also design, engineer and manufacture hybrid and fuel cell vehicles.

Our powertrain engineering, system integration, and assembly capabilities provide fast-to-market solutions to support the production of hybrid and plug-in hybrid, hydrogen-powered hybrid, fuel cell, and alternative fuel vehicles, as well as modular, transportable hydrogen refueling stations. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment. In prior years we had a third business segment—Tecstar Automotive Group business segment. As discussed more fully below under Recent Developments, the Tecstar Automotive Group business segment ceased operations on January 16, 2008, when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations.

Background

We were incorporated in Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). We spun off from IMPCO and became a separate company on July 23, 2002.

On January 16, 2008, we completed a series of transactions that resulted in the disposal of substantially all the assets of the Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment comprised all of the business activities of Tecstar Automotive Group, Inc. and its subsidiaries (Tecstar Automotive Group).

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany.

On September 28, 2007, our shareholders approved an increase in the number of authorized shares of common stock from 100.0 million to 250.0 million shares, of which 2.0 million are designated as Series B common stock.

On August 7, 2007, we obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. As of April 30, 2008, our ownership interest in Fisker Automotive was 30.7% as a result of financing activities completed by Fisker Automotive.

On March 24, 2006, we obtained a 35.5% stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. Our interest in ALP has since been diluted to 15.4% as of April 30, 2008 as a result of financing activities completed by ALP.

Business Operations

Fuel Cell, Hybrid and Alternative Fuels Operations

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel and battery control systems for a variety of automotive applications including fuel cell, hybrid, and alternative fuel vehicles in the transportation, industrial, and military industries. We also design, engineer and manufacture hybrid and fuel cell concept vehicles and hydrogen refueling systems focused on early infrastructure development. Our hybrid drive and packaged fuel systems comprise the powertrain, storage, injection, regulation, monitoring, and electronics and control systems to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines and hydrogen fuel cell systems.

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

A number of automotive and industrial manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems, lithium ion battery control systems, as well as system integration of our products into fuel cell, hybrid electric, plug-in hybrid electric, alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles. We offer the following products and services to enable the development and commercialization of these systems:

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

The current market for our packaged fuel and propulsion systems for fuel cell, hybrid and hydrogen applications is the emerging world market for passenger, fleet, industrial and military vehicles powered by fuel cells and hybrid engines, and hydrogen refueling products focused on the early refueling infrastructure needs. We plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities. We are focusing our enabling technology marketing efforts on North America, Europe and Asia-Pacific.

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

A fuel cell is an electrochemical device that produces electricity by combining hydrogen with oxygen from the air. This electrochemical reaction occurs silently and without combustion, with useable heat and water as the only by-products. The system can use as its base fuel either pure hydrogen or hydrogen derived from hydrocarbon fuels, such as methanol, natural gas or petroleum, using a device called a reformer. A reformer breaks down hydrocarbon fuels using heat and a catalytic process. Regardless of the fuel used to provide hydrogen, the fuel cell system will require on-board hydrogen storage, fuel delivery and electronic controls. We believe that the keys to optimizing the performance of a fuel cell are proper metering and delivery of hydrogen fuel and air to its fuel cell stacks and efficient storage of the fuel to maximize its total operation time; an area that we have expertise in.

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

The U.S. Department of Energy has published the National Hydrogen Energy Roadmap that provides a plan for the coordinated, long-term, public and private efforts required for hydrogen energy development. Alan Niedzwiecki, our President and CEO, led the group responsible for the hydrogen storage section of the Roadmap.

There are now over 100 hydrogen-refueling stations worldwide, with essentially all the stations dispensing compressed hydrogen. In California alone, where Governor Schwarzenegger is actively promoting a “Hydrogen

Highway Network,” the aim is to establish 50-100 hydrogen stations by 2010. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy, cut pollution and protect our natural resources.” Other states that have recently established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

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

In May 2006, we received a purchase order for 15 hydrogen-fueled Toyota Prius hybrid vehicles from Miljobil Grenland AS, a participant and vehicle provider to the Norwegian Hydrogen Highway (HyNor). These hydrogen hybrid vehicles were put in service in Norway beginning in 2006 as part of the HyNor program. HyNor is a unique Norwegian joint public/private partnership initiative to demonstrate real life implementation of hydrogen energy infrastructure along a route of 580 kilometers (360 miles) from Oslo to Stavanger during the years 2005 to 2008. The project comprises all steps required to develop a hydrogen infrastructure and includes various hydrogen production technologies and uses of hydrogen, in all cases with an adaptation to local conditions. In July 2007, we received a purchase order to supply ten hydrogen hybrid Priuses to VistOrka for use in Iceland’s SMART-H2 project. The SMART-H2 project is one of the largest hydrogen demonstrations in the world. The overall objectives of the HyNor and Icelandic projects are to demonstrate the commercial viability of hydrogen energy production, hydrogen’s use in the transportation sector, and the development of a hydrogen infrastructure.

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial and military vehicles. The commercialization of fuel cells in all of these markets will require cost reductions for the entire system, including the fuel cell stack, fuel system, balance-of-plant, and assembly. In March 2008, we announced we were selected by the U.S. Department of Energy for final negotiations for a contract to develop next-generation manufacturing technologies for hydrogen storage vessels. The total value of this project, which will be done in partnership with The Boeing Company, is $5.6 million over a three year period.

In the automotive market, each of Daimler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation has unveiled fuel cell vehicles, with mass production of fuel cell vehicles anticipated by General Motors and Daimler to begin by 2012 to 2015, and by Toyota to begin by 2015. In September 2007, we received a letter from General Motors nominating us as their hydrogen storage vessel supplier for their next generation of hydrogen storage systems under their fuel cell vehicle program. On November 21, 2007 we received initial purchase orders totaling $4.2 million for the program.

We believe that a market for hybrid vehicles and internal combustion engines powered by hydrogen may also be an enabling strategy to prepare for the emerging hydrogen fuel cell vehicle market. Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. South Coast Air Quality Management District in Southern California is positioning the region to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In January 2006, our Quantum Fuel Systems segment initiated the delivery of 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will emerge, e.g., North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems in these areas.

We believe that additional markets for fuel cell technologies will develop in other areas, including boats, forklifts, golf carts, recreational vehicles, auxiliary power units, and military applications. The commercialization of fuel cells in all of these markets will require across-the-board cost reductions for the entire system, including the fuel cell stack, fuel system, balance-of-plant, and assembly. As cost reduction targets are achieved in volume production, we believe that the fuel subsystem will represent approximately 20% of the cost of a fuel cell or hydrogen system.

Commercialization of fuel cell vehicles is dependent upon establishing cost-effective on-board fuel storage solutions, hydrogen storage and handling codes and standards, and a hydrogen-refueling infrastructure. Safety is also a primary concern when dealing with highly compressed gases. The fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. Safety concerns apply to the fuel system as a whole, including the tank, regulator and fuel lines, all of which need to comply with applicable safety standards. Our operations are ISO/TS 16949 certified and we have performed extensive testing of our fuel storage components and systems which comply with applicable safety standards, including standards developed by the Euorpean Integrated Hydrogen Project (EIHP). Additionally, to ensure widespread commercialization, the fuel storage and delivery systems need to provide adequate range, be of acceptable size and shape, and perform similarly to conventionally fueled vehicles without unacceptably high cost. We believe interim steps will be taken by governments to provide initial refueling infrastructure for demonstration fleets, government programs, commercial fleet operators, and initial consumer commercialization. This initial infrastructure could include mobile refueling units, compact stationary refueling units and bulk transport trailers.

Hybrid and Plug-in Hybrid Electric Vehicle Industry

Hybrid electric vehicles use both an electric motor and an internal combustion engine to propel the vehicle. A hybrid is designed to capture energy that is normally lost through braking and coasting to recharge the batteries (regenerative braking), which in turn powers the electric motor without the need for plugging in. The hybrid market is growing. There is a variety of hybrid electric vehicles available to consumers today with more models on the way. Cities across the country are already benefiting from the use of hybrid electric buses in their communities. Advantages of hybrid electric vehicles include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, lower fuel costs, and they are able to use the existing gas station infrastructure. The main challenges include the limited availability of components (batteries, powertrains, power electronics) and the higher initial cost. Even with these challenges, the demand for hybrid electric vehicles has continued to increase. J.D. Powers & Associates reports that hybrid electric vehicle sales are expected to triple by 2015 and they project that these vehicles will represent 7% of the total car market in 2015.

Recent advances in batteries and other components have resulted in the emergence of plug-in hybrid electric vehicles (PHEVs). As with other hybrids, a PHEV vehicle has the ability to run on either electricity or an internal combustion engine. PHEVs have a larger battery than the batteries of conventional hybrids that can be recharged by plugging into an appropriate outlet. Recharged vehicles can provide 20-60 miles of all electric, zero emission range without engine power. PHEVs are currently being tested in prototype form and may soon be available for sale. Advantages of plug-in hybrids include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, recovered energy from regenerative braking, unchanged gas station infrastructure, grid connection potential, “home based” battery recharging at a fraction of the cost of petroleum equivalent, pure zero emission capability, even lower fueling costs compared to battery sustaining hybrids, and possible use in secondary markets for used batteries and reduced waste. But, challenges still remain, including cost and complexity of two powertrains, limited component availability (batteries, powertrains, power electronics), higher initial cost, cost of batteries and battery replacement, and added weight. Advanced battery technologies and systems, specifically lithium-ion batteries, are considered to be the key enabling technology for the commercial viability of PHEVs. Such advanced battery technologies are currently under development but are not yet available on a commercial basis.

In March 2007, we were awarded a $2.1 million contract by California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate PHEVs. Under this program, we will develop, manufacture, and deploy 20 Ford Escape PHEVs for demonstration in Southern California and we will utilize our OEM system engineering and vehicle integration methodologies to develop a plug-in hybrid version of the 2008 Ford Escape Hybrid. The PHEV system will be based on integrating a lithium ion battery pack and management system from Advanced Lithium Power, Inc.

In November 2007, we began providing services to Fisker Automotive on an initial concept analysis program associated with powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million arrangement. Services under the first contract were completed in January 2008. On February 14, 2008, we were awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, we are developing the powertrain and software control systems and integrating our PHEV architecture we call “Q-Drive” for the Fisker Karma four-door sport sedan production model that is expected to have initial deliveries beginning in the fourth quarter of calendar 2009.

Our hybrid drive system has evolved over five years of innovation and development. Our system takes full advantage of the performance potential of electric drive systems while achieving high fuel mileage and low emissions through its integrated PHEV design. Benefits of our drive system include optimized fuel efficiency and superior performance, unchanged gas station infrastructure, and convenient battery recharging with any 110-volt outlet, 220/240-volt fast-charging, or using our solar energy powered re-charging station.

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

Lithium Ion and Advanced Battery Control Systems. Our lithium ion and advanced battery control and software products and fully integrated battery packs are currently in the developmental stage by our affiliate, Advanced Lithium Power. These products are being developed for automotive hybrid, plug-in hybrids and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications.

Services

We provide services in the areas of design, development, validation, certification, manufacturing, and after-sales service support. We provide our customers with the following services to support their programs for fuel cell vehicles, hydrogen and internal combustion engine vehicles, hybrid vehicles, alternative fuel vehicles and hydrogen refueling applications:

•

Vehicle Design and Prototype Vehicle Builds. We design complete concept and low-volume production vehicles to demonstrate fuel cell, hybrid and plug-in hybrid vehicle architecture. We also provide complete vehicle builds on a concept and prototype basis.

•

Systems Integration. We integrate our advanced fuel storage, fuel delivery, electronic vehicle control components, battery control systems, and advanced hybrid drive systems into hybrid vehicles, hydrogen fueled vehicles, fuel cell applications, as well as hydrogen refueling products. We also employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

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

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, system integration, and assembly. We intend to leverage our alternative fuel, battery system, electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles. We intend to utilize our tier-one OEM design and assembly capability to provide fast-to-market capabilities to OEMs for the early limited production business as fuel cell, hydrogen-powered hybrid vehicles, hybrids and plug-in hybrids move toward commercialization. We intend to leverage our advanced hydrogen and battery storage technologies into broader energy storage applications, including hybrid electric vehicles and energy storage for renewable energy, such as solar photovoltaic applications, as we establish Quantum as a fully integrated alternative energy company. We also intend to continue to expand our investments and alliances in solar operations, including a US-based solar modularization operation.

Our strategy for achieving these objectives includes the following:

Design, Integrate and Assemble Hydrogen and Other Packaged Fuel and Battery Control Systems and Drive Packages for Fuel Cell Vehicle, Hybrids, Plug-in Hybrids, Alternative Fuel and Other Emerging Applications

We plan to continue to develop our hydrogen and other alternative fuel system technologies, advanced battery control systems and drive system technologies to assist OEMs in expediting the commercialization of fuel cell, hybrid, plug-in hybrid, alternative fuel and specialized vehicle applications. We also plan to develop systems and complete vehicles to assist the military in adopting fuel cell and hybrid technologies. In February 2006, we were selected by the U.S. Army to develop the Hydrogen Escape Hybrid concept, which will continue our expansion into the hybrid vehicle market. We intend to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to early development and emerging OEM and military vehicle programs to capture early limited production and assembly of new vehicles. In January 2008, our strategic partner, Fisker Automotive, unveiled the Fisker Karma plug-in hybrid sports sedan, a vehicle platform that will incorporate our proprietary hybrid propulsion system. To date, we have been awarded two programs totaling $14.5 million from Fisker Automotive to advance and integrate our PHEV architecture. Most of the major automotive OEMs have unveiled hybrid and fuel cell vehicles, and new automotive OEMs are emerging with a focus on hybrid vehicle technology. We plan to continue to develop and refine our packaged fuel systems and hybrid drive packages to capture new customers in a growing fuel cell and hybrid vehicle market.

Increase Our Participation in the Hybrid, Plug-in Hybrid and Hydrogen Hybrid OEM Vehicle Markets

We plan to leverage our technology and systems integration capabilities in the hybrid and plug-in hybrid OEM vehicle markets to expand our customer base and enter new international markets. We have delivered a hybrid powered light-duty all-terrain vehicle and several hybrid vehicles to the U.S. Army for evaluation. In May 2007, we were awarded a contract to develop a diesel hybrid electric version of our military special operations vehicle. The propulsion system for this phase of development is a battery dominant, series hybrid electric system. In March 2007, we were awarded a $2.1 million contract by California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate PHEVs. We are developing, manufacturing, and deploying 20 Ford Escape PHEVs for demonstration in Southern California. Under this contract, we will utilize our OEM system engineering and vehicle integration methodologies to develop a plug-in hybrid version of the 2008 Ford Escape Hybrid. The PHEV system will be based on integrating a lithium ion battery pack and management system from our affiliate, Advanced Lithium Power. We believe these programs will help expedite the expansion of a new generation of lithium ion-based hybrid vehicles and at the same time bridge the technology gap between conventional gasoline hybrid vehicles and hybrid fuel cell vehicles, as this technology of the future is being commercialized. We believe that significant opportunities for growth exist in the market for hybrids, PHEVs, and hydrogen-powered hybrids. Based on the anticipated market size and projected growth rate for hybrid vehicles across the globe, we have prioritized our business development efforts in Asia-Pacific, Europe and North America.

Expand Our Solar Investments, Relationships, and Alliances

We plan to expand our involvement in solar businesses and alliances. In January 2008, we acquired a 24.9 % equity stake (with an option to increase our ownership to 32.66%) in a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications. We plan to expand that operation along with the majority equity holder in Europe and involve alliance partners and business operations in Spain, Italy and other parts of Europe. We also plan to assemble solar modules in the United States and assess strategic opportunities in thin film modulization as well as opportunities in solar panel distribution and integration.

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

Leverage Our Hydrogen and Battery Storage Technologies into Broader Energy Storage Applications

We plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry. The storage of energy is becoming more important with the emergence of renewable energies and the concept of distributed energy. We believe our industry-leading hydrogen storage systems and our affiliate’s lithium-ion battery systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options. Our advanced storage technologies provide energy users with the ability to store and utilize energy on demand.

Sales and Distribution

We derive revenue from the sale of our advanced fuel products and hydrogen fuel systems for use in fuel cell and alternative fuel vehicles manufactured by General Motors and other OEMs, development contracts with OEMs, and government contracts focused on hydrogen fuel and hybrid system research. We sell our jointly developed fuel systems and components to General Motors. Through our fuel cell strategic alliance with General Motors, we are a recommended provider to General Motors of hydrogen storage, hydrogen handling and associated electronic controls for fuel cell system applications.

We rely on our sales force and strategic partners to sell our products and services, develop new customers and consummate joint application development programs with leading OEMs in our target markets.

Manufacturing

Our fuel system manufacturing activities currently include assembly, system installation and tank manufacturing. We assemble the majority of our components at our facilities in Irvine and Lake Forest, California, but outsource the assembly of complex electronic components to select key suppliers for certain components of developed fuel systems. Our vendor and service provider supply base is highly diversified, with none of our suppliers representing more than 18% of our raw material purchases. Complete systems are installed on vehicles at the OEM manufacturing facility or at second-stage assembly facilities. The criteria for the establishment of a site are proximity to vehicle manufacturing and delivery points. Our operations are ISO/TS 16949 certified.

Strategic Relationships

We survey and evaluate on an ongoing basis the benefits of joint ventures, acquisitions and strategic alliances with our customers and other participants in the fuel cell and hydrogen vehicle industry and the specialty vehicle manufacturing industry to strengthen our global business position. We have focused our strategic alliances on expanding our market opportunities and advancing the development of our technologies. Our strategic partners include:

General Motors

Our strategic alliance with General Motors began in 2002, upon our spin-off from IMPCO. We believe that the strategic alliance with General Motors will advance and help commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, we, together with General Motors, are co-developing technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors endorses us as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands upon the relationship that has been in place between General Motors and Quantum (as IMPCO’s Automotive OEM Division) since 1993, through which we provide packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

Under our alliance with General Motors, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2007, we anticipate that this commitment will be waived or partially waived in the future. During fiscal 2008, we spent approximately $0.1million for directed research and development activities at the direction of GM. We plan to use jointly created technologies in certain aspects of our business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties.

Fisker Automotive

We have an equity stake in Fisker Automotive, a company developing production-intent premium plug-in hybrid automobiles. In January 2008, Fisker Automotive introduced a new 4-door plug-in electric hybrid vehicle that we anticipate will integrate our proprietary high-performance plug-in-hybrid electric vehicle architecture we call “Q-Drive.” Fisker Automotive is targeting for initial production volume in the fourth quarter of calendar 2009, with anticipated annual volumes of 7,500 units in calendar 2010 and 15,000 units in calendar 2011.

Asola

We have an equity stake in Asola, a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications. Asola is underway on its planned expansion to increase its annual manufacturing capacity in Germany to approximately 40 to 45 mega watts peak (MWp) during calendar 2008. We and Asola are in the planning stages to expand our solar modularization capabilities to a US-based operation.

On November 7, 2007 we entered into an agreement with Asola under which we agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 MWp for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by September 1, 2008 of 3.0 million euro and by September 1, 2009 of 5.0 million euro.

Our agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides us with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights to us, we paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that we are responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. We anticipate that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, we will endeavor to raise funds specifically for Asola to cover the shortfall. We had not purchased any solar cells from Asola under the arrangement through April 30, 2008.

Advanced Lithium Power Inc.

We have an equity stake in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. ALP has initiated a comprehensive testing program to demonstrate and validate the application of its lithium ion battery systems for hybrid and plug-in hybrid electric vehicles. The testing program includes industry standard test protocols established by the United States Advanced Battery Consortium (USABC), Society of Automotive Engineers (SAE), and Underwriters Laboratories (UL). In addition to these industry standards, ALP and Quantum have developed and are implementing additional test procedures for the battery pack to ensure safety under extreme, beyond-industry-standard operating conditions of the battery pack.

As part of our initial investment in ALP, we were granted certain exclusive rights to ALP’s patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems for use in the hybrid electric and alternative fuel automotive industries. We intend to leverage this technology along with our existing electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles.

We have certain voting arrangements and shareholder proxies in place that provide us additional influence in ALP’s shareholder matters and we have a veto right on certain decisions at the ALP board level, including third party use of ALP’s technology. We also invested CAD$500,000 in convertible debentures in ALP, which allows us to convert at CAD$0.12 through December 31, 2008.

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

On March 31, 2008, we announced that we had been selected for final negotiations with the Department of Energy for a contract to develop next generation manufacturing technologies for hydrogen storage vessels to be performed in collaboration with The Boeing Company.

Customers and Development Programs

A substantial portion of our revenue relates to product sales to and development fees from GM. During fiscal year 2008, revenues from GM comprised 64% of our total revenue from continuing operations.

We have had prototype development projects or programs in our continuing operations with the following entities:

Adam Opel AG	Integrated Concepts & Research Corporation

AeroVironment	ISE Research

Air Resources Board	Lockheed Martin Space Systems

Alion Science and Technology	Lotus Engineering, Inc.

American Wind Power & Hydrogen	Missle Defense Agency SBIR

Bekeswind Kft.	Pinnacle West Capital Corporation

Ballard Power Systems	Probe Manufacturing Industries

Catalytic Solutions, Inc.	Proton Energy Systems, Inc.

California Motors LLC	Rochester Institue of Technology

Daimler Chrysler	Roush Performance Products

EDAG Inc.	Saleen, Inc.

Energy Conversion Devices	Select Engineering Services

Fisker Automotive	Shell Hydrogen LLC

Ford Motor Company	South Coast Air Quality Management District

Garrett-Engine Boosting Systems, Inc.	Sumitomo Corporation

General Motors (Fuel Cell Activities)	Suzuki Motor Corporation

General Motors Corporation	Toyota Motor Corporation

General Motors of Canada, Limited	U.S. Army—National Automotive Center

Hydrogenics Corporation	U.S. Army—Tank Automotive Research, Development and Engineering Center

Hyundai America Technical Center	U.S. Department of Energy

Hyundai Motor Company	Yamaha Motor Company

We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in fuel storage, fuel delivery, hybrid propulsion drive system, and electronic controls.

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

•	Concept Vehicle Development. Specialization in concept vehicle design and development using powertrain engineering, CAD engineering, and other vehicle development and tooling processes.

•

Vehicle Engineering and Build. Specialization in designing, engineering and building concept or early adoption type vehicles using vehicle and powertrain and electric drive system engineering, vehicle and system integration, and vehicle packaging.

We believe we are uniquely positioned, based on our research and product development capabilities, as a tier-one automotive supplier in providing vehicle-level design, powertrain engineering, power electronics and wheel motor interfacing, hybrid propulsion systems, system integration, and manufacturing and assembly of packaged fuel systems for automotive applications including fuel cells, hybrids, PHEVs, alternative fuels, and hydrogen refueling.

Competition

In the fuel cell and hydrogen industry, our expertise is in hydrogen fuel storage, fuel delivery, electronic and drive system controls, and system integration. We do not manufacture fuel cells or fuel reformers. We may face competition from companies providing components such as tanks, regulators or injectors. We may also face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon, and from OEMs that develop fuel systems internally.

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

Backlog

As of April 30, 2008, our total backlog was $22.2 million as compared to $17.1 million as of April 30, 2007. Our backlog consists of product orders that we believe are firm plus revenue associated with development service programs under contract that has not yet been recognized under the percentage of completion method. We anticipate that substantially all of the current backlog will be completed by the end of fiscal 2009.

Employees

As of June 10, 2008, we had 118 full-time employees and two (2) part-time employees. In addition to our employee personnel, we utilized four (4) contract laborers in our facilities. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

In connection with our strategic alliance with General Motors, each party retains the ownership of its existing technology and jointly owns technology that is jointly created under the alliance. No jointly owned patents have been received or applied for under the alliance. Under the alliance, each party granted the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of the alliance and also with respect to the jointly owned intellectual property. During the term of the alliance, we are subject to certain transfer restrictions with respect to the pledge, hypothecation, encumbrance, sale or licensing of certain intellectual property. Further, we are obligated to share with GM a portion of our revenues generated from the sale of our gaseous storage, handling and control products for fuel cell systems for both automotive and non-automotive applications. The revenue sharing payments continue for a period of 45 years. We do not expect the revenue sharing payments to begin until at least the 2010 fiscal year. Given the uncertainty of the amount of revenues we will generate from the sale of our gaseous storage, handling and control products in future years, we are unable to quantify the amount of revenue sharing payments we will be required to make to GM, if any.

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

As part of our investment in ALP, we were granted certain exclusive rights with respect to ALP’s licensed patents, know-how, trade secrets and other proprietary information and intellectual property rights pertaining to battery packs and battery management systems for use in hybrid electric and alternative fuel industries. We have veto rights on certain decisions at the board level, including third party use of ALP’s technology. We intend to leverage this technology along with our existing electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of hydrogen and fuel cell vehicles.

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

Executive Officers

Our executive officers as of April 30, 2008 and their respective ages and positions were as follows:

Name	Age	Position
Alan P. Niedzwiecki	51	President; Chief Executive Officer; Director
Jeffrey P. Beitzel	53	Chief Operating Officer; Director
W. Brian Olson	44	Chief Financial Officer; Treasurer
Bradley J. Timon	45	Corporate Controller; Chief Accounting Officer
Kenneth R. Lombardo	42	Vice President-Legal; General Counsel and Corporate Secretary

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

Jeffrey P. Beitzel has served as Quantum’s Chief Operating Officer and as a member of our Board of Directors since March 2005. He previously served as a director and Co-Chief Executive Officer of Tecstar Automotive Group and its subsidiaries. Mr. Beitzel founded and owned several automotive companies since leaving an engineering position with Ford Motor Company in 1983. These businesses have generally focused on converting automotive design concepts into limited volume production for OEMs. Mr. Beitzel has a B.S. degree in Mechanical Engineering from Lehigh University. Mr. Beitzel is currently on paid medical disability leave and we do not have an estimate of when, or if, he will return to continue carrying out his duties as Chief Operating Officer on a full time basis. Mr. Beitzel’s medical leave of absence was designated by the Company as long-term disability beginning as of April 8, 2008. To date, we have not named another individual to act as our Chief Operating Officer; however, our Chief Executive Officer and Chief Financial Officer are overseeing certain functions previously carried out by the Chief Operating Officer, as necessary, until he returns or until another Chief Operating Officer is named.

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

This annual report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. The risks and other factors, including those considered in connection with the disposal of substantially all the assets of the Tecstar Automotive Group business segment, that could cause or contribute to such differences include, but are not limited to, the following:

Risks related to Liquidity and Capital Resources

We anticipate that we will need to raise additional financing to take advantage of strategic business opportunities, to complete product and application development, to expand operations, to fund future operating activities and contractual commitments, and/or pay off or refinance debt.

Our long-term future cash requirements will depend on numerous factors, including increasing our revenues, completion of our product development activities, our ability to commercialize our propulsion and fuel systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our short and long term debt obligations.

We anticipate that we will need to raise additional funds for strategic business opportunities, to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. If we do not generate sufficient cash flow from operations or if we are unable to issue a sufficient number of shares of our common stock to satisfy our debt obligations, we may also need to raise additional funds to pay off or refinance these debt obligations. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues and control costs. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced. If adequate funds are not available to satisfy long-term operating and capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could adversely affect operations in future periods.

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

We received waivers of defaults from our lender on December 14, 2007 and on January 16, 2008 related to our non-compliance with certain required debt service payments. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

We have a history of operating losses and negative cash flow. We believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy to achieve and maintain profitability in the future, investors could lose confidence in the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

We have spent significant funds to develop and refine our technologies and services. We expect to continue to invest in research and development, and this investment could outpace revenue growth, which would hinder our ability to achieve and maintain profitability.

Future sales of substantial amounts of our common stock could affect its market price.

Future sales of substantial amounts of our common stock into the public market, including shares issued upon exercise of options, warrants, convertible debt and subsequent offerings, could adversely affect the prevailing market price of our common stock. To the extent that holders of a significant number of shares of our common stock choose to liquidate their investments in us, sales of such shares could have a negative impact upon the price of our common stock, particularly in the short term.

Our shareholders are subject to significant dilution upon the occurrence of certain events such as the exercise of outstanding options, warrants and convertible debt and the issuance of shares to pay debt.

We have approximately 43 million shares of our common stock that are issuable upon exercise of stock options, warrants and convertible debt. Under our credit facility, we also have the right to pay the principal amounts due under our credit agreement in shares of our common stock. Based on our outstanding obligations under the credit facility and our closing share price as of May 30, 2008, we would require approximately 22 million shares to satisfy the principal amounts due. The potential issuance of approximately 65 million shares upon exercise of stock options, warrants and convertible debt and as payment of the principal due under the term notes associated with our credit facility will be dilutive to our existing shareholders. In addition, the exercise price on certain of our outstanding warrants will be reset if we sell or issue securities at a price below $1.50. If such reset provisions are triggered, it will have a further dilutive effect on our existing shareholders.

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

An increase in the principal amount due under a $10.0 million term note we issued on January 16, 2008 and amended on May 30, 2008 could have a material effect on our financial statements as a result of an upward adjustment clause in the credit facility.

On January 16, 2008 we issued a term note with an initial principal balance of $10 million (Term Note B). The principal amount due under the term note is subject to upward adjustment based upon a fixed formula that is tied to the price of our common stock. After the amendment to the Term Note B that occurred on May 30, 2008, the maximum amount of the principal that could be payable under the note is $52.5 million. We anticipate that we will record a noncash interest charge in our statement of operations equal to the change in the fair value of Term Note B from the date of issuance to the date of the amendment in the first quarter of fiscal 2009 and the amount of such interest charge could be substantial. In addition, any future change in the upward adjustment of Term Note B will require an interest charge to the statement of operations in the period such payments are made, and such interest charges could be substantial. We have the option to repay the principal in cash or stock; however, there is a risk that increases in the principal as a result of the upward adjustment will make it difficult for us to repay the principal in cash when it becomes due.

Our future operating results may fluctuate, which could result in a lower price for our common stock.

The market price of our common stock may decline below currently prevailing levels. The market price of our common stock may be adversely affected by numerous factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts;

•	interest charges related to Term Note B described in the risk factor immediately above; and

•	general market and industry conditions and other factors.

We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

In connection with our acquisition of an ownership interest in Asola, we have committed to provide a 1.0 million euro guaranty to Asola’s bank associated with Asola’s anticipated expanded credit facility for additional capital equipment. If Asloa were to default on the credit facility in the future, we could be called upon to repay the credit facility up to the limit of our guaranty.

Other Risks Related to our Business

Our business depends on the growth of hybrid and hydrogen based vehicles and the solar industry.

Our future success depends on the continued expansion of hybrid electric and hydrogen based vehicles and the solar industry. The market for these types of vehicles and for solar technologies and products is influenced by and our sales may be negatively impacted by a number of factors some of which include the level of oil prices, battery durability improvements, levels of investment tax credits and regulation, availability of raw materials for photovoltaic module production, interest rates and consumer disposable income.

Additionally, we cannot assure you that the markets for hybrid electric vehicles and fuel cells or hydrogen-based vehicles will gain broad acceptance or, if they do, that they will result in increased sales of our hybrid vehicles and advanced fuel system products. Our business depends on auto manufacturers’ timing for pre-production development programs and commercial production. If there are delays in the advancement of OEM fuel cell technologies or in our OEM customers’ internal plans for commercialization, our financial results could be adversely affected.

Our ability to design and manufacture fuel systems and powertrains for fuel cell, hydrogen and hybrid applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

We are currently developing and integrating an advanced hybrid propulsion system for a production intent vehicle. This hybrid electric drive system, including a battery software management system, is being designed to meet strict design and packaging requirements of our affiliate, Fisker Automotive. In addition, we currently offer packaged fuel systems, which include tanks, brackets, electronics, software and other components required to allow these products to operate in fuel cells, hybrids, or other alternative fuel applications. Customers for these systems require that these products meet either their strict design standards or OEM level standards that can vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet OEM or customer specifications on a timely basis, our existing or future relationships with our OEM and other customers may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

To be commercially viable, our products and systems generally must be integrated into products manufactured by OEMs. We can offer no assurance that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our fuel cell products and systems and our business, results of operations and financial condition.

Our business revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles.

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

In addition, pursuant to our agreement with General Motors, we are required to spend $4.0 million annually on joint research and development projects directed by General Motors over a ten-year term that commenced in July 2002. Although this commitment was waived or partially waived by General Motors for calendar years 2002 through 2007, we cannot provide any assurance that GM will continue to waive this commitment in whole or part in the future. The annual commitment under our agreement with General Motors could be financially burdensome and may impact our ability to achieve profitability in the future. Where intellectual property is developed pursuant to this alliance, we have committed to provide certain exclusive or non-exclusive licenses in favor of General Motors, and in some cases the developed intellectual property will be jointly owned. As a result of such licenses, we may be limited or precluded, as the case may be, in the exploitation of such intellectual property rights.

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

We have consummated and may continue to consummate acquisitions, equity investments, joint ventures and strategic alliances in order to provide increased capabilities to our existing products, supply new products and services or enhance our distribution channels. We expect to continue to make strategic acquisitions of and investments in other businesses that offer complementary products, services and technologies, augment our market segment coverage, geographic locations, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating future acquisitions or other investments, we could incur unanticipated expenses and losses.

We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that those transactions or relationships will be successful.

Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, among other things:

•	the difficulty of assimilating the operations and personnel of acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the unexpected loss of customers of the acquired business;

•	the potential inability of management to maximize our financial and strategic position as a result of an acquisition or investment;

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

Future acquisitions or investments could result in our incurrence of additional debt and contingent liabilities, including environmental, tax or other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and ability to make required payments on our debt.

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

We could become subject to stockholder litigation associated with our merger with and subsequent disposition of the Tecstar Automotive Group business segment.

Stockholders of companies involved in mergers sometimes file lawsuits that allege, among other things, improprieties in the manner in which mergers or dispositions of business units were approved or executed. We are not aware of any stockholder claims or potential claims with respect to our merger with or subsequent disposition of the Tecstar Automotive Group business segment, but such claims could arise in the future. Any such claims, whether or not resolved in our favor, could divert our management and other resources from the operation of our business and otherwise result in unexpected and substantial expenses that adversely and materially impact our operating results.

We may never be able to introduce commercially viable hydrogen products and hybrid propulsion systems.

We do not know whether or when we will successfully introduce commercially viable hydrogen products and hybrid propulsion systems. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these systems and to improve their overall functionality and efficiency. However, we must complete substantial additional research and development on these hydrogen and hybrid propulsion systems before we can introduce commercially viable hydrogen products and hybrid propulsion systems. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable fuel cells, hybrids and other hydrogen applications.

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

A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture fuel systems for our fuel cell applications or our ability to manufacture our hybrid propulsion system and other products. In particular, components that we integrate in our hydrogen fuel regulation systems need to be compatible with hydrogen. To the extent materials need to be tested and replaced to ensure compatibility, we may experience delays in shipping our hydrogen fuel regulation systems or complete packaged fuel systems. Additionally, a delay in the delivery of components, such as battery packs for our hybrid propulsion system or materials used in our other products, such as high-strength fiber, from our current suppliers or a change to other suppliers would likely delay the production of our products that use those components or materials, which could negatively impact our business, results of operations and financial condition.

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

Our products face and will continue to face significant competition. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially greater resources, are currently engaged in the development of hydrogen and hybrid propulsion products and technologies that are similar to, or may be competitive with, certain of our products and technologies.

Because the fuel cell and hybrid propulsion technologies have the potential to replace existing power sources, competition for fuel cell and hybrid products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies. Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own hybrid propulsion or fuel management equipment rather than purchase the equipment from us. In addition, greater acceptance of electric vehicles and alternative fuel engines or fuel cells may result in new competitors. Furthermore, there are competitors, including OEMs, working on developing other fuel cell and hybrid vehicle technologies in our targeted markets. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan possess fuel cell and hybrid vehicle technology and/or are actively engaged in the development and manufacture of fuel cells and hybrid vehicles. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our business, results of operations and financial condition. Many of our competitors have financial resources, customer bases, businesses or other resources which give them significant competitive advantages.

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

To date, we have limited experience manufacturing propulsion and fuel systems for fuel cell, hybrid, PHEV and hydrogen applications on a commercial basis. In order to produce propulsion and fuel systems at affordable prices, we will have to produce fuel and drive systems through high volume automated processes. We do not know whether we will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our fuel systems for fuel cell and hydrogen applications. Even if we are successful in developing our high volume manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

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

Our future depends, in part, on our ability to attract and retain key personnel, including engineers, technicians, machinists and management personnel. For example, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we may experience difficulty in identifying and hiring qualified engineers in many areas of our business. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chairman of the board, our chief executive officer, or our chief financial officer. The loss of the services of one or more of our senior executive officers or key personnel, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise materially harm our business, results of operations and financial condition.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. A range of other technologies could compete with fuel cell, hydrogen, hybrid or other technologies on which our automotive business is currently focused. Our success depends upon our ability to design, develop and market new or modified fuel cell products and systems. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our internal controls will include those of any company or business that we acquire in the future. Acquired companies or businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, information and other systems. During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be negatively affected.

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

Our corporate headquarters are located in Irvine, California. Our facility in Irvine is primarily dedicated to the research and development and production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells. We conduct research and development of advanced fuel storage, systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell, hybrid propulsion systems and hydrogen refueling infrastructure applications at the Irvine facility. The facility in Irvine is leased from Cartwright, LLC (Cartwright). Cartwright is owned by our chief executive officer, chairman of the board and parties unrelated to us.

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

As of June 10, 2008, we utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Irvine, California	88,000	Leased	8/31/08	Corporate offices, manufacturing, research and development, and testing
Lake Forest, California	94,000	Leased	5/31/15	Manufacturing, assembly, design, development, and testing

We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production. We anticipate that we will require additional space as we expand our operations in the fuel cell, hybrid vehicle and solar industries. We believe that we will be able to obtain suitable space as needed on commercially reasonable terms.

We expect to relocate substantially all of our personnel and operating activities from our Irvine facility to expanded facilities at our Advanced Vehicle Concept Center located in Lake Forest, California, on or before August 31, 2008.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq Global Market (f/k/a the Nasdaq National Market) under the symbol “QTWW” since July 23, 2002. Our Series B common stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended April 30, 2007
Quarter ended July 31, 2006	$5.00	$2.76
Quarter ended October 31, 2006	3.15	1.70
Quarter ended January 31, 2007	2.00	1.40
Quarter ended April 30, 2007	1.64	1.04

Fiscal Year Ended April 30, 2008
Quarter ended July 31, 2007	$2.30	$1.17
Quarter ended October 31, 2007	1.49	1.01
Quarter ended January 31, 2008	1.30	0.37
Quarter ended April 30, 2008	1.48	0.55

On June 10, 2008, the last reported sale price for our common stock as reported by the Nasdaq Global Market was $2.37 per share and there were approximately 534 holders of record of our common stock and one holder of record of our Series B common stock.

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

We did not repurchase any securities during the fourth quarter of fiscal 2008. Item 12 of Part III of this annual report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles. The Consolidated Statement of Operations data for the years ended April 30, 2006, 2007 and 2008 and the Consolidated Balance Sheet data as of April 30, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The Consolidated Statement of Operations data for the year ended April 30, 2004 and 2005 and the Balance Sheet data as of April 30, 2004, 2005 and 2006 have been derived from audited financial statements not included in this annual report. Certain reclassifications have been made to amounts for fiscal years 2004 through 2007 to conform to the fiscal 2008 presentation. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Year Ended April 30,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$18,624	$10,672	$8,830	$10,663	$11,856
Contract revenue	9,495	12,310	10,952	7,016	14,641

Total revenue	28,119	22,982	19,782	17,679	26,497

Cost and expenses:
Cost of product sales	12,865	9,744	9,308	9,484	10,016
Research and development	13,997	15,735	17,775	14,146	17,499
Selling, general and administrative	8,930	9,996	10,333	15,811	16,077
Amortization of intangibles	1,660	1,660	1,661	1,674	1,676

Operating loss	(9,333)	(14,153)	(19,295)	(23,436)	(18,771)

Interest income (expense), net	411	951	894	(16)	(2,218)
Minority interest in losses of subsidiary	—	—	56	811	1,719
Equity in earnings of affiliate			—	—	336
Other income (expense), net	27	80	1	6	(27)
Income tax provision	(39)	(7)	(2)	(2)	(2)

Loss from continuing operations	(8,934)	(13,129)	(18,346)	(22,637)	(18,963)
Income (loss) from discontinued operations(1)	—	30	(17,187)	(117,893)	(66,062)

Net loss	$(8,934)	$(13,099)	$(35,533)	$(140,530)	$(85,025)

Per share data—basic and diluted:
Loss from continuing operations	$(0.33)	$(0.37)	$(0.35)	$(0.37)	$(0.25)
Income (loss) from discontinued operations		0.00	(0.32)	(1.91)	(0.86)

Net Loss	$(0.33)	$(0.37)	$(0.67)	$(2.28)	$(1.11)

Weighted average number of shares outstanding—basic and diluted(2)	27,257	35,048	53,284	61,760	76,791

(1)	Consists of the operations of Tecstar Automotive Group, Inc. since the acquisition date of March 3, 2005. All of the historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in connection with the disposal of the businesses on January 16, 2008.
(2)	See Note 14 of the notes to the consolidated financial statements included elsewhere in this annual report for an explanation of the method used to determine the number of shares used to compute the net loss per share.

	April 30,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,729	$9,134	$4,769	$2,526	$6,024
Marketable securities held-to-maturity	52,828	36,103	15,000	—	—
Working capital	57,689	58,369	26,435	17,337	930
Total assets	103,447	283,752	282,309	167,543	68,786
Long-term obligations, less current portion	—	—	—	50,788	33,624
Total equity	97,451	219,208	191,593	77,530	13,350

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a fully integrated alternative energy company and a leader in the development and production of advanced propulsion systems, energy storage technologies, and alternative fuel vehicles. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive and battery control system technologies for fuel cell and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration.

Our portfolio of technologies includes electronic controls, hybrid electric drive systems, hydrogen storage and metering systems, and alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid, fuel cell and alternative fuel vehicles. We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems for vehicles and other applications including fuel cells, hybrids, plug-in electric hybrid, alternative fuels, and hydrogen refueling. We also design, engineer and manufacture hybrid and fuel cell vehicles.

Our powertrain engineering, system integration, and assembly capabilities provide fast-to-market solutions to support the production of hybrid and plug-in hybrid, hydrogen-powered hybrid, fuel cell, and alternative fuel vehicles, as well as modular, transportable hydrogen refueling stations. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment. In prior years we had a third business segment—Tecstar Automotive Group business segment. As discussed more fully below under Recent Developments, the Tecstar Automotive Group business segment ceased operations on January 16, 2008, when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations.

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

Recent Developments

Disposal of Tecstar Business Segment

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of our secured lender under terms of certain convertible note obligations (Tecstar Convertible Notes). As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, we completed a series of transactions with our secured lender that restructured our outstanding debt obligations and resulted in our transfer of substantially all of the assets of our Tecstar Automotive Group business segment to an affiliate of our secured lender, WB Automotive, Inc. (WB Automotive), as payment in full of the obligations due under the Tecstar Convertible Notes.

The transfer of the Tecstar business segment was structured as a strict foreclosure under Article 9 of the Uniform Commercial Code pursuant to which Tecstar Automotive Group and WB Automotive executed a Strict Foreclosure Agreement, pursuant to which, under Article 9 of the Uniform Commercial Code, Tecstar Automotive Group assigned to WB Automotive all of its right, title and interest in and to the equity interests in Tecstar’s operating subsidiaries (the “Operating Subsidiaries”), Tecstar’s interest in the Amstar joint venture, receivables owed to Tecstar by the Operating Subsidiaries and Tecstar’s interest in a $1.0 million cash collateral account, in full payment and satisfaction of the amounts owed by Tecstar under the Tecstar Convertible Notes. WB Automotive also released Quantum from its guaranty of the Tecstar Convertible Notes and a $5.0 million term note provided to Tecstar Automotive Group by the Company’s secured lender on November 6, 2007 (Tecstar Term Note). In exchange for the foregoing release, Quantum (i) caused Tecstar Automotive Group to enter into and complete the transactions described above, (ii) paid $1.0 million to WB Automotive and (iii) agreed to assume $0.7 million in unpaid interest owed under the Tecstar Convertible Notes. Our lender subsequently cancelled the Tecstar Term Note in a separate agreement.

As a result of the transactions described above that resulted in the disposal of the Tecstar businesses, the historical activities and balances of the Tecstar Automotive Group Business segment are reported as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The disposal of the Tecstar businesses resulted in a gain of $8.6 million included in discontinued operations, net of taxes, for the year ended April 30, 2008 that resulted in part from concessions granted by our lender in restructuring the debt obligations. Prior to the restructuring, we had recorded significant losses for the Tecstar Automotive Group business segment attributable to the write-down of its long-lived assets and negative operating results reported in previous quarters.

Investment in Fisker Automotive

On August 7, 2007, our strategic partner, Fisker Coachbuild, LLC, and Quantum launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Initial deliveries of a four-door luxury sports sedan are anticipated to commence in the fourth quarter of calendar 2009. Upon formation, we owned 62% of Fisker Automotive. Through April 30, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of our ownership interest down to 30.7%. We have two of Fisker

Automotive’s six seats on the Board of Directors. Fisker Automotive will need to raise additional capital in order to complete future phases of development, testing, and tooling for the new vehicle platform, which will further reduce our ownership percentage in Fisker Automotive.

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

Fisker Automotive has incurred accumulated deficits from inception through April 30, 2008 for design and development activities for the new vehicle platform. We have not contributed any cash or other assets with a historical cost basis to the venture and we have no obligation to fund deficit balances. As a result, our initial investment balance and balance as of April 30, 2008 is zero and there is no activity to be reported in our consolidated statement of operations for the year ended April 30, 2008.

We received $6.5 million in cash from Fisker Automotive during fiscal 2008 and recognized $2.2 million in contract revenue during this period. The cash received in excess of the revenue earned of $4.3 million is included as part of deferred revenue on the accompanying consolidated balance sheet as of April 30, 2008.

Investment in Asola

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, we (i) provided 0.3 million euro (US$0.4 million), (ii) committed to contribute an additional 1.2 million euro (US$1.9 million was contributed on May 8, 2008) to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) committed to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) committed to transfer 15.0% ownership interest in our solar venture in the United States, if and when such venture is established. The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008. We account for our equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined by FIN 46R.

Asola has reported total assets of 11.3 million euro; total liabilities of 9.5 million euros, including debt obligations of 1.4 million euros, as of December 31, 2007 (unaudited); revenues of 24.9 million euro and net profits of 0.7 million euro for calendar year 2007 (unaudited); and revenues of 13.3 million euro and net profits of 0.9 million euro for the period January 1, 2008 to April 30, 2008 (unaudited). Our equity in earnings of Asola was US$0.3 million from the date of the equity investment through April 30, 2008.

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

Our agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides us with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights to us, we paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that we are responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. Our payment to Asola in October 2007 in connection with the solar cell arrangement is included in deposits and other assets on the accompanying consolidated balance sheet as of April 30, 2008. We anticipate that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, we will endeavor to raise funds specifically for Asola to cover the shortfall. We had not purchased any solar cells from Asola under the arrangement through April 30, 2008.

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

In May 2007, we were awarded a $4.9 million contract to develop a diesel hybrid electric version of our Alternative Mobility Vehicle (AMV) “Aggressor.” This program is a follow on to our successful “Aggressor” vehicle, a high performance light-duty off-road fuel cell hybrid vehicle developed for TARDEC. The objective of this program is to develop a second generation high performance light-duty off-road hybrid electric vehicle platform based on the results of and feedback from the U.S. Army’s testing and evaluation of the Aggressor. The propulsion system for this next phase of AMV development will focus on a JP-8 fuel-compatible diesel internal combustion engine based, battery dominant, series hybrid electric system, which would provide a cost-effective, near-term solution as fuel cell technology matures. The target mission profile is long range reconnaissance. Pre-production prototypes will be developed and built for testing and evaluation by selected commands to assess mission suitability, supportability, performance objectives, and guidance on final vehicle configuration.

In July 2007, we were awarded a contract to supply ten hydrogen hybrid Priuses to VistOrka for use in Iceland’s SMART-H2 project. The SMART-H2 will be one of the largest hydrogen demonstrations in the world.

In September 2007, we received a letter from General Motors nominating us as their hydrogen storage vessel supplier for their next generation of hydrogen storage systems under their fuel cell vehicle program. On November 21, 2007 we received initial purchase orders totaling $4.2 million for the program.

In October 2007, we received an order for six hydrogen hybrid vehicles for the U.S. Army’s Tank Automotive Research, Development and Engineering Center.

In November 2007, we began providing services to our affiliate, Fisker Automotive, on an initial concept analysis program associated with powertrain and software control systems for a production intent hybrid-electric vehicle under a $1.0 million arrangement. In January 2008, Fisker Automotive previewed their new plug-in hybrid four-door sport sedan, known as the “Fisker Karma,” at the North American International Auto Show. The Fisker Karma is being engineered to achieve 50 miles of zero emission, battery-only range while providing combined gasoline-electric hybrid operation to enable uncompromised vehicle range and performance. The services under the first contract were completed in January 2008. On February 14, 2008, we were awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, we will develop the powertrain and software control systems and integrate our PHEV architecture that we call “Q-Drive” for the Fisker Karma production model that is expected to have initial deliveries beginning in the fourth quarter of calendar 2009.

In March 2008, we announced we were selected by the U.S. Department of Energy for final negotiations for a contract to develop next-generation manufacturing technologies for hydrogen storage vessels. The total value of this project, which will be done in partnership with The Boeing Company, is $5.6 million over a three year period.

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

Our fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system of the vehicles. The fuel system as a whole, including the tank, regulator and fuel lines, need to comply with OEM vehicle requirements and applicable safety standards. Our systems are generally designed, validated and certified for short-term life, approximately three years, and are produced in accordance with requirements specified by our OEM customers. We currently have programs with OEMs to design, validate and certify systems for longer durability and for vehicles designed for commercialization.

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

Tecstar Automotive Group Segment

On January 16, 2008 we transferred substantially all the assets of the Tecstar Automotive Group, Inc. to an affiliate of our secured lender pursuant to a strict foreclosure under Article 9 of the Uniform Commercial Code. As a result of the transfer, the Tecstar Automotive Group business segment (formerly consisting of all of the Tecstar businesses and operating units) ceased operations for purposes of our financial reporting. The Tecstar Automotive Group segment, prior to its disposal, engineered and integrated specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles, provided vehicle build capabilities associated with military vehicle projects and provided design and powertrain services for high performance cars.

As a result of the disposal of the Tecstar businesses, all historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows.

Financial Operations Overview

In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ vehicle applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for propulsion systems and storage solutions. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our affiliates, Fisker Automotive, Asola and ALP.

For the fiscal years ended April 2006, 2007 and 2008, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 71%, 70% and 64%, respectively, of our total consolidated revenue from continuing operations for these periods.

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

•

We conduct a major portion of our business with a limited number of customers. For the past fiscal year and for the foreseeable future, General Motors has represented, and is expected to continue to represent, a significant portion of our sales and outstanding accounts receivable. An affiliate, Fisker Automotive, is also expected to represent a significant portion of our sales and outstanding receivables for the foreseeable future. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance in a period, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We account for stock compensation expense under SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss since our spin-off from IMPCO. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of April 30, 2008, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. As such, we adopted the provisions as of the beginning of our 2008 fiscal year effective May 1, 2007. There was no cumulative effect to the retained earnings balance and we do not have any unrecognized tax benefits at May 1, 2007 and April 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for us at the beginning of our 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115,” (“FAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for us at the beginning of our 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement is effective for us at the beginning of our 2010 fiscal year. We are currently evaluating the impact of the provisions of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for us at the beginning of the fourth quarter of our 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 161.

Results of Operations

Years Ended April 30, 2007 and 2008

Net revenue and operating loss for our continuing operations by business segment for the years ended April 30, 2007 and 2008 were as follows:

	Revenue		Operating Loss
	Year Ended April 30		Year Ended April 30
	2007	2008	2007	2008
	(in thousands)
Quantum Fuel Systems	$17,679	$26,497	$(12,444)	$(7,340)
Corporate(1)	—	—	(10,992)	(11,431)

Total	$17,679	$26,497	$(23,436)	$(18,771)

(1)	Represents corporate expenses not directly specific to supporting the Quantum Fuel Systems reporting segment.

Overall revenue increased $8.8 million mainly as a result of increased contract revenues related to new programs with Fisker Automotive, continuing engineering development services related to hydrogen fuel storage programs and expanded military programs together with product shipments associated with General Motors’ Equinox fuel cell vehicle. Overall operating loss decreased $4.7 million, mainly as a result of the increased revenues and higher margins realized on programs in fiscal 2008. We expect overall revenues to increase in fiscal 2009 and for the positive trend in narrowing operating losses to continue in fiscal 2009 compared to fiscal 2008.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment increased $1.2 million, or 11%, from $10.7 million in fiscal 2007 to $11.9 million in fiscal 2008. The increase in fiscal 2008 is mainly due to shipments of hydrogen fuel storage systems associated with General Motors’ Equinox fuel cell vehicle program which replaced and exceeded the lost sales associated with General Motors’ program for pick-up trucks equipped with our bi-fuel and compressed natural gas fuel systems that ended in November 2006. Product sales during fiscal 2008 also included sales of hydrogen-fueled Toyota Prius hybrid vehicles. During the fourth quarter of fiscal 2008, we completed and shipped all units ordered under General Motors’ current generation of hydrogen fuel storage systems associated with the Equinox platform.

We expect product sales in fiscal 2009 to decline from levels achieved in fiscal 2008 as we shift our internal resources to focus on contract development services for next generation vehicle programs for General Motors and the Fisker Karma program.

Cost of product sales for the Quantum Fuel Systems segment increased $0.5 million, or 5%, from $9.5 million in fiscal 2007 to $10.0 million in fiscal 2008. The increase is mainly due to shipments of hydrogen fuel storage systems for General Motors Equinox fuel cell vehicle program during fiscal 2008 that offset the completion of compressed natural gas fuels system programs that ended in November 2006. Gross profits on product sales for the Quantum Fuel Systems segment increased $0.7 million, or 58%, from $1.2 million in fiscal 2007 to $1.9 million in fiscal 2008. The increase in fiscal 2008 is mainly attributable to higher margins associated with hydrogen fuel storage systems shipped in fiscal 2008 compared to margins on less technologically-advanced compressed natural gas fuel systems shipped in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment increased $7.6 million, or 109%, from $7.0 million in fiscal 2007 to $14.6 million in fiscal 2008. Contract revenue is derived primarily from system development and application engineering of our products under funded automotive OEM contracts, and other funded contract work with the U.S. military and other government agencies. During fiscal 2008, we completed concept development services for a production intent hybrid-electric vehicle for our affiliate, Fisker Automotive, under a $1.0 million contract. Under a $13.5 million vehicle development contract with Fisker Automotive that runs though April 2009, we are developing powertrain and software control systems and will integrate our plug-in hybrid electric vehicle architecture into the four-door luxury sports sedan called the “Fisker Karma.” Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We anticipate contract revenues in fiscal 2009 will increase over levels realized in fiscal 2008 as a result of the powertrain development work for the Fisker Automotive program and continuing development services related to hybrid and hydrogen development programs with our OEM customers and the military.

Research and development expense associated with development contracts increased $2.6 million, or 42%, from $6.2 million in fiscal 2007 to $8.8 million in fiscal 2008. The increase in expense is primarily a result of higher levels of resources utilized to support expanded contract activities in fiscal 2008. We also realized improved margins on development contracts serviced in fiscal 2008 as compared to the programs serviced in fiscal 2007.

Internally funded research and development expense for the Quantum Fuel Systems segment increased by $0.8 million, or 10%, from $7.9 million in fiscal 2007 to $8.7 million in fiscal 2008. The increase in internally funded expenses in fiscal 2008 is primarily due to increased development of lithium ion battery control systems at our affiliate, Advanced Lithium Power Inc. (ALP) during the period prior to deconsolidation of ALP’s accounts.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $0.2 million, or 4%, from $4.8 million in fiscal 2007 to $4.6 million in fiscal 2008. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses was 14% in fiscal 2008 as compared to 16% in fiscal 2007.

Amortization of intangibles for the Quantum Fuel Systems segment primarily relates to the Corporate Alliance Agreement with General Motors. The expense in fiscal year 2008 was the same as in fiscal 2007 and amounted to $1.7 million.

Operating loss for the Quantum Fuel Systems segment decreased $5.1 million, or 41%, from $12.4 million in fiscal 2007 to $7.3 million in fiscal 2008. This improvement mainly relates to higher margins earned on product shipments and customer development programs due to the shift in product mix and technology focus over the last year. We expect the Quantum Fuel Systems segment to reduce its overall operating loss in fiscal 2009 as compared to fiscal 2008 primarily as a result of higher anticipated revenues.

Corporate

Corporate expenses increased by $0.4 million, or 4%, from $11.0 million in fiscal 2007 to $11.4 million in fiscal 2008. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. The portion of historical corporate expenses that indirectly supported the operations of the Tecstar Automotive Group are not included in the Corporate reporting segment and have been classified as part of discontinued operations on the accompanying consolidated statements of operations. Included in Corporate expenses is $3.0 million and $2.6 million of share-based compensation for fiscal 2007 and 2008, respectively. We expect the Corporate segment to incur similar levels of expenses in fiscal 2009 as compared to fiscal 2008.

Non-Reporting Segment Results

Interest Income and Expense. Interest expense, net of interest income, amounted to $2.2 million in fiscal 2008 as compared to net interest expense of $16,000 realized in fiscal 2007. Interest expense primarily relates to debt instruments payable to our current secured lender in which proceeds were initially provided in January 2007. These debt instruments have been subsequently modified or restructured on various dates through January 16, 2008 and also in fiscal 2009 on May 30, 2008. Total outstanding obligations under debt instruments amounted to $41.9 million as of April 30, 2008. Interest earned on investments has been insignificant since we liquidated our existing portfolio in December 2006. Interest expense for fiscal 2008 includes $0.2 million of additional expense related to amortization of debt origination costs and $0.3 million as a reduction of expense related to the amortization of the debt premium resulting from the convertible note dated January 16, 2008. We expect interest expense to increase in fiscal 2009 due to anticipated higher levels of amounts borrowed and charges associated with increased fair values of debt instruments restructured in May 2008.

Minority Interest in Losses of Subsidiary. During fiscal years 2007 and 2008, our net losses were reduced by $0.8 million and $1.7 million, respectively, for the portion of losses incurred by our affiliate, ALP, which were allocated to ALP’s minority equity interests through the period that we consolidated our ownership interest in ALP. As a result of dilution in our equity voting interests in ALP below a controlling level on April 10, 2008, we disconsolidated ALP and began recording our ownership interest in ALP under the equity method of accounting.

Equity in Earnings of Affiliate. We account for our ownership interest in Asola, acquired on January 4, 2008, under the equity method of accounting. During fiscal 2008, we recorded our share of Asola’s earnings for the period subsequent to the transaction, which amounted to $0.3 million. Our ownership interest in Fisker Automotive, since the formation on August 7, 2007 and our ownership interest in ALP, since April 10, 2008, are also accounted for under the equity method of accounting; however, we have not recognized any losses realized by these two affiliates under the equity method as our net investment balance in these two affiliates is zero and we have no obligation to fund deficit balances of the businesses.

Income Taxes. Our income tax expense is nominal for both fiscal 2007 and fiscal 2008 primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal during fiscal 2009.

Discontinued Operations - Tecstar Automotive Group Segment

The Tecstar Automotive Group business segment ceased operations on January 16, 2008 in connection with the transfer of substantially all of its assets. Accordingly, the activities of the Tecstar Automotive Group reporting segment are reported as a single line item in the accompanying consolidated statements of operations as loss from discontinued operations.

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $117.9 million and $66.1 million in fiscal 2007 and fiscal 2008, respectively. The Tecstar Automotive Group business segment incurred a loss from business operations of $74.7 million during fiscal 2008 prior to the date of disposal and a gain of $8.6 million was recognized in connection with the disposal.

Results of Operations

Years Ended April 30, 2006 and 2007

Net revenue and operating loss for our continuing operations by business segment for the years ended April 30, 2006 and 2007 were as follows:

	Revenue		Operating Loss
	Year Ended April 30		Year Ended April 30
	2006	2007	2006	2007
	(in thousands)
Quantum Fuel Systems	$19,782	$17,679	$(13,383)	$(12,444)
Corporate(1)	—	—	(5,912)	(10,992)

Total	$19,782	$17,679	$(19,295)	$(23,436)

(1)	Represents corporate expenses not directly specific to supporting the Quantum Fuel Systems reporting segment.

Overall revenue decreased $2.1 million mainly as a result of lower levels of contract development services in fiscal 2007 as compared to fiscal 2006 that offset increased product sales. Overall operating loss increased $4.1 million, from $19.3 million in fiscal 2006 to $23.4 million in fiscal 2007 primarily due to lower overall revenues and $3.4 million in share-based compensation expense recognized with the adoption of SFAS 123R beginning in fiscal 2007.

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

Cost of product sales for the Quantum Fuel Systems segment increased $0.2 million, or 2%, from $9.3 million in fiscal 2006 to $9.5 million in fiscal 2007. The increase in fiscal 2007 is mainly due to the higher overall sales volume in the segment. Gross profits on product sales for the Quantum Fuel Systems segment increased from a loss of $0.5 million in fiscal 2006 to a gross profit of $1.2 million in fiscal 2007. The favorable trend realized is mainly attributable to the increased sales volume and reductions in variable overhead costs in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment decreased $4.0 million, or 36%, from $11.0 million in fiscal 2006 to $7.0 million in fiscal 2007. Contract revenue for these periods is derived primarily from system development and application engineering of our products under funded General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies.

Research and development expense associated with funded development contracts decreased $3.2 million, or 34%, from $9.4 million in fiscal 2006 to $6.2 million in fiscal 2007 mainly due to a reduced level of funded program activities. Internally funded research and development expense for the Quantum Fuel Systems segment decreased by $0.5 million, or 6%, from $8.4 million in fiscal 2006 to $7.9 million in fiscal 2007.

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

Operating loss for the Quantum Fuel Systems segment in fiscal 2007 was $12.4 million, a decrease of $1.0 million, compared to fiscal 2006 loss of $13.4 million primarily as a result of improved margins realized on product shipments.

Corporate

Corporate expenses increased $5.1 million, or 86%, from $5.9 million in fiscal 2006 to $11.0 million in fiscal 2007. The increase in fiscal 2007 compared to fiscal 2006 was due in part to share-based compensation expense of $2.9 million as a result of the adoption of SFAS123R, increased audit related fees and services of $0.2 million and $0.4 million for investor relation expenses. Corporate expenses as a percentage of total revenues increased to 62% for fiscal 2007 as compared to 30% for fiscal 2006.

Non-Reporting Segment Results

Interest Income and Expense. We recognized $0.9 million in interest income, net of interest expense, in fiscal 2006 as compared to net interest expense of $16,000 in fiscal 2007. Interest expense for fiscal 2007 includes $0.1 million of additional expense related to amortization of debt origination costs.

Minority Interest in Losses of Subsidiary. During fiscal years 2006 and 2007, our net losses were reduced by $0.1 million and $0.8 million, respectively, for the portion of losses incurred by our affiliate, ALP, which were allocated to ALP’s minority equity interests.

Income Taxes. Our income tax expense is nominal for both fiscal 2006 and fiscal 2007 primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future.

Discontinued Operations-Tecstar Automotive Group Segment

The Tecstar Automotive Group business segment ceased operations on January 16, 2008 in connection with the transfer of substantially all of its assets. Accordingly, the activities of the Tecstar Automotive Group reporting segment are reported as a single line item in the accompanying consolidated statements of operations as loss from discontinued operations.

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $17.2 million and $117.9 million in fiscal 2006 and fiscal 2007, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities of our continuing operations during fiscal 2008 was $13.9 million as compared to $14.5 million during fiscal 2007, which excludes cash used in discontinued operations. The cash used during fiscal 2008 is primarily due to a net loss from continuing operations of $13.2 million before the non-cash effects of depreciation and amortization, stock compensation charges, minority interest in losses of subsidiaries, interest on long term obligations and other items. Changes in operating assets and liabilities used an additional $0.7 million in cash. During the fourth quarter of fiscal 2008, we used $0.8 million in cash from operating activities of continuing operations. We believe the level of net cash to be used in operations for the first quarter of fiscal 2009 will approximate the fourth quarter usage and then increase for the remainder of the fiscal year, although at levels that will be somewhat less than the overall net cash used in fiscal 2008.

Net cash used in investing activities of our continuing operations during fiscal 2008 was $11.8 million as compared to net cash used of $20.0 million during fiscal 2007. The cash used in fiscal 2008 and 2007 primarily relates to cash provided to operations now classified as discontinued in the amount of $9.6 million and $34.8 million for fiscal 2008 and fiscal 2007, respectively. Cash used in fiscal 2007 was offset in part by the sale of our marketable securities portfolio in December 2006 that generated $15.0 million of net cash proceeds. During fiscal 2008, we also used cash associated with the purchase of an ownership interest in Asola of $0.6 million and purchases of property and equipment of $1.6 million.

Net cash provided by financing activities of our continuing operations during fiscal 2008 was $29.2 million as compared to $32.2 million during fiscal 2007. Cash provided during fiscal 2008 was principally from the sale of our common stock and borrowings from our lender. We sold 12.5 million shares of our stock to investors in a private placement in June 2007 that provided $17.6 million in net proceeds and we received $10.2 million in additional proceeds under new debt or modified debt arrangements, primarily from our lender. In addition, we recorded $1.5 million in contributions from minority interest holders of ALP in fiscal 2008 during the period in which we consolidated the accounts of ALP.

Capital Resources

On June 29, 2006, we completed a private placement transaction which yielded proceeds of $12.5 million from the sale of 4.4 million shares of our common stock at a price of $2.84 per share, which represented a 10% discount on the June 29, 2006 closing price of $3.15. On October 27, 2006, we completed a private placement transaction which yielded proceeds of $10.0 million from the sale of 6.1 million shares of our common stock at a price of $1.64 per share, which represented a 20% discount on the October 27, 2006 closing price of $2.05. The investors also received warrants in connection with the private placement transactions. In January and February 2007, we received $1.3 million from the exercise of a portion of the warrants issued in connection with the private placement that closed on October 27, 2006.

In December 2006, we used approximately $15.0 million of proceeds from the sale of our marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 we secured a $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. This facility has been modified and restructured on certain dates, most notably in January 2008 in connection with the disposal of the Tecstar Automotive Group and in May 2008 in connection with incremental borrowings secured from our lender. Prior to the restructure in January 2008, the amended credit facility included a revolving line of credit with maximum availability of $23.6 million and a $10.0 million term note.

On June 22, 2007, we completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of our common stock at a price of $1.50 per share, which represented a 28% discount on the June 21, 2007 closing price of $2.09. The investors also received warrants to purchase

15.0 million shares of our common stock at an exercise price of $2.09 in connection with the transaction. The warrants expire in December 2014. The transaction triggered a reset of the conversion price of the senior subordinated convertible note obligations from $2.36 to $1.35 per share and a reset of the exercise price of the “A” warrants issued in the private placement that we closed in October 2006 from $2.36 to $1.50 per share.

On January 16, 2008, we transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of our lender in satisfaction of Tecstar Automotive Group’s debt obligations under the senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). In connection therewith, our outstanding debt instruments payable to the lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided us with incremental net borrowing capacity of $1.9 million. We accounted for the changes in the debt structure as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as a result of concessions granted by the lender by way of modifications to the terms of the existing debt structure and releases of certain debt obligations and guarantees of ours. Although we calculated a contingent gain on the restructure of the debt obligations with the lender, we did not recognize the gain because it is possible that the gain could be offset by future interest charges resulting from the payment multiplier under the Term Note B discussed below. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under the revolving line of credit and a $5.0 million term note provided by the lender to Tecstar Automotive Group on November 6, 2007. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note (Term Note B).

The modified and restructured debt instruments have outstanding obligations of $41.6 million as of April 30, 2008. These consist of a $21.6 million convertible note ($16.2 million face amount, $4.9 million unamortized premium and $0.5 million accrued interest) issued on January 16, 2008 that matures on July 1, 2009 (Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (Term Note A) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (Term Note B).

The Convertible Note, as amended on May 30, 2008, has an annual interest rate of 11.5% with a cash or payment-in-kind option. The holder of the Convertible Note has the right to extend the maturity date for an additional three years (if exercised, the interest rate is thereafter lowered to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by us without consent of the holder. The carrying value of the Convertible Note includes an unamortized premium of $4.9 million as of April 30, 2008 that represents the estimated fair value of the conversion option above the face amount of the note transferred from the Tecstar Convertible Notes in connection with the debt restructure. The conversion price on the Convertible Note is $1.35 per share and the holder has the option to convert at any time until maturity.

The May 2008 modifications to the Convertible Note also now provide for the lender to be entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each coupon that would otherwise have been paid on the portion of the Convertible Note converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of our stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50. The maximum amount of the Convertible Note that the lender may convert during the first six months is limited to $8.0 million (Conversion Cap). Provided that, conversions effected on any trading day on which our shares are trading at a price in excess of $2.50 per share do not count against the Conversion Cap. The Conversion Cap expires after six months. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Term Note A, as amended on January 16, 2008 and on May 30, 2008, has required monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Principal reductions of $0.4 million are required commencing on October 15, 2008, until maturity, with an additional payment of $3.9 million required on March 15, 2009. We have the option to prepay the principal ahead of the scheduled payment dates without penalty. We also have the option to repay the principal with shares of our common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume-weighted average price (VWAP) of our stock for the five business days prior to the payment date. If the Company elects to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules as further defined below, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

The Term Note B, as amended on May 30, 2008, requires monthly interest payments in arrears at a fixed rate of 6.5%. We and the holder of the Term Note B cannot prepay or call, respectively, any part of the principal amount due until January 17, 2010. We have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. Although prior to the May 2008 amendment the maximum amount of principal that is payable under the multiplier was $37.5 million, the number of shares issuable in payment of the principal remained fixed at 15.0 million. Upon the reduction of principal of the Term Note B, any increase in the payment or payments resulting from the multiplier will be recorded as a charge to interest expense. In addition, any increase in fair value of the Term Note B, including an anticipated increase in fiscal 2009 as a result of the May 30, 2008 amendment, will be recorded as a charge to interest expense.

On May 30, 2008, we received $7.5 million in proceeds under a new term note that matures in August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues on the note at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. We may elect to pay the interest in cash or add it to the unpaid principal balance. We have the option to prepay the principal ahead of the scheduled payment dates without penalty. We also have the option to repay the principal with shares of our common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the VWAP of our stock for the five business days prior to the payment date, and (ii) our closing share price on the day immediately preceding the payment due date. If we elect to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

Also on May 30, 2008, we obtained a $10.0 million unconditional commitment (May 2008 Commitment) from our lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. The May 2008 Commitment replaced a $5.0 million commitment obtained in July 2007 with our lender that was unexercised and originally scheduled to expire on August 1, 2008. To date, neither our lender nor us has exercised the option under the May 2008 Commitment.

Should we choose to draw on the May 2008 Commitment, the lender has the option to choose between the three following structures: (i) in exchange for our common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in our common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, we granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into our common stock at a price equal to the market price.

Each of the debt instruments with our lender have structures that allow for the satisfaction of principal to be paid in shares of our common stock, either upon conversion, or at our option under the term notes. Although we anticipate that a significant portion or all of the principal obligations can be satisfied in shares in lieu of cash, all of our debt instruments with our lender prohibit us from issuing shares to the lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with or under the notes to exceed 19.99% of our issued and outstanding shares in violation of the Marketplace Rules of the Nasdaq Stock Market (Marketplace Rules).

Transaction fees associated with the execution of the credit facilities and amendments with the lender and reflected as deferred loan fees on the consolidated balance sheet at April 30, 2007 and 2008, are being amortized against interest expense over the remaining life of the debt instruments.

We were in compliance with all material covenants, reporting and other requirements of the debt instruments with our lender as of April 30, 2008.

Liquidity

The ratio of current assets to current liabilities decreased from 1.4 as of April 30, 2007 to 1.0 as of April 30, 2008. During fiscal 2008, our total working capital decreased by $16.4 million, from $17.3 million at April 30, 2007 to $0.9 million at April 30, 2008. The decline was mainly related to the disposal of the Tecstar Automotive Group in January 2008 that represented $12.3 million of working capital reported as of April 30, 2007.

We have incurred recurring operating losses and negative cash flows from operating activities. Although we were able to dispose of the Tecstar Automotive Group in fiscal 2008, we generated negative cash flows from our continuing operating activities of $13.9 million for the year ended April 30, 2008. From our inception through April 30, 2008, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our asset-based lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plan and intentions to fund operations over the next twelve months. Our current operating plan anticipates increased revenues and improved profit margins. The operating plan also requires that we will either have to draw down on some or all of the unconditional commitment from our lender or alternatively raise capital through public or private offerings of equity or debt securities.

Our principal sources of liquidity amount to $23.5 million, consisting of $6.0 million of cash and cash equivalents at April 30, 2008, $7.5 million of proceeds received on Term Note C on May 30, 2008 and $10.0 million of available committed funding from our lender that we secured on May 30, 2008. Based on current projections and estimates, we believe that our working capital and principal sources of liquidity are sufficient to fund our operating activities and obligations through at least April 30, 2009. We also believe additional financing, if required, can be adequately sourced; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

Our long-term future cash requirements will depend on numerous factors, including our revenue base, our profit margins, our product development activities, our ability to commercialize our fuel and hybrid propulsion systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our short and long-term debt obligations. We anticipate that we will need to raise additional funds for strategic business opportunities, to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. If we do not generate sufficient cash flow from operations or if we are unable to issue a sufficient number of shares of our common stock to satisfy our debt obligations, we may also need to raise additional funds to pay off or refinance these debt obligations. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues and control costs. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Additionally, we may sell certain long-lived assets to provide for a portion of our liquidity in the future.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2008 (see Notes 5, 11 and 13 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$12,429,975	$1,489,242	$3,409,650	$3,577,166	$3,953,917
Long-term Debt	37,102,588	7,162,068	29,779,562	160,062	896
Scheduled Interest Payments	8,123,081	2,607,808	3,034,321	1,321,726	1,159,226
Employment Agreements(1)	5,016,250	2,687,500	2,328,750	—	—
Purchase Obligations(2)	180,663,600	3,776,760	21,768,240	48,266,400	106,852,200

Total	$243,335,494	$17,723,378	$60,320,523	$53,325,354	$111,966,239

(1)	Includes agreements in place as of May 1, 2008 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executive officers, see the text of the employment agreements, the filing dates of which are referenced as exhibits to this report.
(2)	Consists of our unconditional obligations to purchase solar cells from Asola and to provide our share of prepayments to Asola associated with a solar cell purchase arrangement.

Research and Development Funding Commitment. Pursuant to our Corporate Alliance Agreement with General Motors, we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for each of the calendar years 2002 through 2007, we anticipate that this commitment will be waived or partially waived in the future. During fiscal 2008, we spent approximately $0.1 million for directed research and development activities at the direction of GM.

Royalties. Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the Corporate Alliance Agreement. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. As of April 30, 2008, no revenue sharing payments have been applicable.

Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments. However, we are exposed to market risk from changes in our common stock pursuant to terms of our amended $10.0 million Term Note B. The amount of the required payments under the note is subject to a multiplier as discussed under Capital Resources above. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million if our share price is less than $0.67 and the maximum amount of principal that is payable under the multiplier is capped at $52.5 million if our share price reaches $3.50 or above. Specifically, we are at risk that for each increase of $0.10 in the per share price of our common stock above the $0.67 level, the payment required on $10.0 million in outstanding principal will increase by $1.5 million. We anticipate that we will record an interest charge in our statement of operations equal to the change in the fair value of Term Note B from the date of issuance to the date of the amendment in the first quarter of fiscal 2009. In addition, any future change in the upward adjustment of Term Note B will require an interest charge to the statement of operations in the period such payments are made, and such interest charges could be substantial.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola. The conversion rate of one euro to one U.S. dollar was 1.56: 1 as of April 30, 2008. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp through December 31, 2017 at a fixed price of 115.8 million euro or US$180.7 million based on the currency exchange rate at April 30, 2008; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$20.1 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were negligible during fiscal 2008.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates or currency exchange rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

Off Balance Sheet Disclosures

We have an unconditional commitment under a November 2007 agreement with Asola to purchase solar cells from Asola and to provide our share of prepayments to Asola over the next twelve months of approximately 2.4 million euro.

As of April 30, 2008, we had no material commitments for capital expenditures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K relating to quantitative and qualitative disclosures about market risks appear under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 7 of Part II hereof, and is incorporated herein by this reference.

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

Based on their evaluation as of April 30, 2008, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

(b) Design and Evaluation of Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of April 30, 2008.

Ernst & Young LLP, our independent registered public accounting firm, audited the effectiveness of our internal controls over financial reporting and, based on that audit, issued their report which follows on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited Quantum Fuel Systems Technologies Worldwide, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Fuel Systems Technologies Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Quantum Fuel Systems Technologies Worldwide, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Quantum Fuel Systems Technologies Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2008 and 2007 of Quantum Fuel Systems Technologies Worldwide, Inc. and our report dated July 2, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

July 2, 2008

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Our Chief Operating Officer and Director, Mr. Beitzel, is currently on paid medical disability leave and we do not have an estimate of when, or if, he will return to continue carrying out his duties as Chief Operating Officer on a full time basis. Mr. Beitzel’s medical leave of absence was designated by the Company as long-term disability beginning as of April 8, 2008. To date, we have not named another individual to act as our Chief Operating Officer; however, our Chief Executive Officer and Chief Financial Officer are overseeing certain functions previously carried out by the Chief Operating Officer, as necessary, until he returns or until another Chief Operating Officer is named.

PART III

Item 10.	Directors, Executive Officer and Corporate Govenance.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

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

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our fiscal 2008 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

2.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (filed as Exhibit 10.1 hereto).

2.2	Agreement and Plan of Merger, dated as of November 23, 2004, by and among the Registrant, Quake Sub, Inc. and Starcraft Corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on November 23, 2004).

2.3	Agreement and Plan of Merger, dated February 8, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., Regency Acquisition Company, LLC, Regency Conversions, Inc., and the shareholders of Regency Conversions, Inc. (incorporated herein by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2007 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 29, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

4.2	Binding $5 million commitment letter from Whitebox Advisors, LLC, dated July 16, 2007 (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal year quarter ended July 31, 2007, which was filed with the SEC on September 17, 2007)

4.3	Convertible Note Purchase Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

4.4	Convertible Promissory Note, dated January 16, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.1	Contribution and Distribution Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.2	Tax Allocation and Indemnification Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.3	Transition Services Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.4	Employee Benefit Matters Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.5	Strategic Alliance Agreement, dated as of July 23, 2002, between IMPCO Technologies, Inc. and the Registrant (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.6(a)	Quantum Fuel Systems Technologies Worldwide, Inc. Amended 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 that was filed with the SEC on September 9, 2005).

10.6(b)*	Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-96923), which was filed with the SEC on July 23, 2002).

10.7†	Corporate Alliance Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.31 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.8	Master Technical Development Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.32 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.9	Stock Transfer Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation, (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.10	Registration Rights Agreement, dated June 12, 2001, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.34 of the Registration Statement on Form S-3 (File No. 333-63726) of IMPCO Technologies, Inc., which was filed with the SEC on July 9, 2001).

10.11	Lease, dated August 18, 1997, between Klein Investments, Family Limited Partnership, as Lessor, and IMPCO Technologies, Inc., as Lessee (incorporated herein by reference to Exhibit 10.12 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 1998, which was filed with the SEC on July 29, 1998).

10.12	Lease, dated as of March 31, 2000, by and between IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K of IMPCO Technologies, Inc. for the fiscal year ended April 30, 2000, which was filed with the SEC on June 30, 2000).

10.13	Memorandum of Understanding and Teaming Agreement, dated May 22, 2000, between IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

10.14	Amendment Nos. 1, 2 and 3 to Memorandum of Understanding and Teaming Agreement, among the Registrant, IMPCO Technologies, Inc. and ATK Thiokol Propulsion (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.15	First Amendment to Corporate Alliance Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.16	First Amendment to Stock Transfer Agreement, dated as of July 19, 2002, between the Registrant and General Motors Corporation (incorporated herein by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.17	Amendment to Lease Agreement, dated October 18, 2000, among the Registrant, IMPCO Technologies, Inc. and Braden Court Associates (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.18	Amendment to Lease Agreement, dated October 31, 2000, among the Registrant, IMPCO Technologies, Inc. and Klein Investments (incorporated herein by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, which was filed with the SEC on July 29, 2002).

10.19	Lease, dated March 5, 2004, between Klein Investments, Family Limited Partnership, as Lessor, and the Registrant, as Lessee (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.20	Memorandum of Understanding, dated June 2, 2004, between the Registrant and Sumitomo Corporation (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.21	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-101668), which was filed with the SEC on December 5, 2002).

10.22(a)	Amended and Restated Employment Agreement, dated May 1, 2006, by and between Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.22(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.22(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.22(c)*	Employment Agreement, dated August 1, 2002, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.22(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.22(e)*	Addendum B to Employment Agreement, dated as of November 2, 2003, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.23(a)	Employment Agreement, dated January 10, 2006, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.23(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.23(b)*	Employment Agreement, dated May 1, 2005, by and between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.23(c)*	Employment Agreement, dated September 1, 2002, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which was filed with the SEC on September 16, 2002).

10.23(d)*	Addendum A to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(e)*	Addendum B to Employment Agreement, dated as of February 10, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.23(f)*	Addendum C to Employment Agreement, dated as of November 2, 2003, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 1, 2004).

10.24*	Employment Agreement, dated May 1, 2005, by and between the Registrant and Glenn D. Moffett (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.25(a)	Employment Agreement, dated May 1, 2006, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.25(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.25(b)*	Consulting Agreement, dated May 1, 2005, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.26(a)	Employment Agreement, effective May 1, 2006, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.26(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.26(b)*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Jeffrey P. Beitzel (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.27*	Employment Agreement, dated March 3, 2005, by and between the Registrant and Michael H. Schoeffler (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.28(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Richard C. Anderson (incorporated herein by reference to Exhibit 10.28(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.28(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Richard C. Anderson (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.29(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Douglass C. Goad (incorporated herein by reference to Exhibit 10.29(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.29(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Douglass C. Goad (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.30(a)	Employment Agreement, effective May 1, 2006, by and between Tecstar Automotive Group, Inc. and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.30(a) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.30(b)*	Employment Agreement, dated March 3, 2005, by and between Starcraft Corporation and Joseph E. Katona III (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.31*	Form of Restricted Stock Award Agreement under the Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.33*	Summary of Director Compensation Arrangements for Fiscal Year 2007 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 1, 2006).

10.34	Registration Rights Agreement, dated March 3, 2005, by and among the Registrant, Kelly L. Rose, Jeffrey P. Beitzel, Richard C. Anderson and Douglass C. Goad (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

10.35	Loan Agreement, dated February 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 31, 2002, which was filed with the SEC on May 7, 2002).

10.36	First Amendment to Loan Agreement and Note, dated as of May 13, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.37	Amendment No. 2 to Loan Agreement and Consent, dated as of June 7, 2002, by and between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.4(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.38	Amendment to Loan Agreement, dated August 1, 2003, between Tecstar, LP and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.39	Loan Agreement, dated June 28, 2002, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.15 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.40	Amendment No. 1 to Loan Agreement, dated April 6, 2003, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.41	Amendment to Loan Agreement, dated August 1, 2003, between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.42	Credit Agreement, dated January 16, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.43	Amendment No. 1 to Credit Agreement, dated January 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.44	Amendment No. 2 to Credit Agreement, dated March 28, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 28, 2004, which was filed with the SEC on May 12, 2004).

10.45	Amendment No. 3 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(d) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.46	Amendment No. 4 to Credit Agreement, dated March 31, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(e) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.47	Amendment No. 5 to Credit Agreement, effective September 30, 2004, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 4.6(f) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 3, 2004, which was filed with the SEC on December 17, 2004).

10.48	Form of Revolving Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.49	Form of Swing-line Note of Starcraft Corporation to Comerica Bank, dated as of January 16, 2004 (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the quarter ended December 28, 2003, which was filed with the SEC on February 11, 2004).

10.50	Loan Agreement, made as of April 30, 2003, between Tecstar Manufacturing Canada Limited and Comerica Bank (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 28, 2003, which was filed with the SEC on December 5, 2003).

10.51	First Amendment to Loan Agreement, dated August 1, 2003, between Tecstar Manufacturing Canada, Ltd. and Comerica Bank (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended June 29, 2003, which was filed with the SEC on August 6, 2003).

10.52	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to G. Ray Stults in the principal amount of $803,900 (incorporated herein by reference to Exhibit 4.16 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.53	Promissory Note, dated as of September 26, 2002, from Starcraft Corporation to Kelly L. Rose in the principal amount of $670,220 (incorporated herein by reference to Exhibit 4.17 of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended September 29, 2002, which was filed with the SEC on December 24, 2002).

10.54	Convertible Senior Subordinated Note Purchase Agreement, dated July 12, 2004, among Starcraft Corporation and certain purchasers named therein (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Starcraft Corporation filed with the SEC on July 14, 2004).

10.55	License Agreement, dated September 12, 1991, by and between Starcraft Corporation and Starcraft RV, Inc. (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.56	License Agreement, dated January 18, 1991, by and between Starcraft Corporation and Starcraft Recreational Products, Ltd. (incorporated herein by reference to Exhibit 10.25 of the Registration Statement on Form S-1 of Starcraft Corporation filed with the SEC on June 3, 1993).

10.57	Reimbursement Agreement, dated as of December 12, 2000, between Starcraft Corporation, National Mobility Corporation, Imperial Automotive Group, Inc., Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(a) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.58	Security Agreement, entered into as of December 12, 2000, between Starcraft Corporation, Starcraft Automotive Group, Inc., Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(b) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.59	Real Property Mortgage (LaGrange County, Indiana) (Elkhart County, Indiana), dated as of December 12, 2000, by Starcraft Corporation, f/k/a Rokane Investment Group, Inc. in favor of Kelly L. Rose and G. Ray Stults (incorporated herein by reference to Exhibit 10.18(c) of the Annual Report on Form 10-K of Starcraft Corporation for the fiscal year ended October 1, 2000, which was filed with the SEC on January 23, 2001).

10.60	Agreement for Office Lease, dated February 15, 2003, by and between Gateway Property Development, LLC and Starcraft Corporation (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Starcraft Corporation for the fiscal quarter ended March 30, 2003, which was filed with the SEC on May 8, 2003).

10.61*	Employment Agreement, dated March 3, 2003, between the Registrant and Raymond W. Corbin (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, which was filed with the SEC on July 2, 2003).

10.62*	Employment Agreement, effective May 1, 2006, by and between the Registrant and Bradley J. Timon (incorporated herein by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.63*	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2005).

10.64	Amended and Restated Credit Agreement, dated September 9, 2005, by and between Starcraft Corporation and Comerica Bank (incorporated herein by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005 that was filed with the SEC on December 12, 2005).

10.65	Second Amended and Restated Credit Agreement, dated May 19, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.66	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank (incorporated herein by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.67	Security Agreement (Securities Account), dated May 19, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Comerica and Comerica Bank (incorporated herein by reference to Exhibit 10.67 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.68	Security Agreement, dated May 19, 2006, by and among Quantum Fuel Systems Technologies Worldwide, Inc., each of its Subsidiaries, and Comerica Bank (incorporated herein by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.69	Guaranty, dated May 19, 2006, by and among Registrant, each of its subsidiaries, and Comerica Bank (incorporated herein by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.70	Amended and Restated Credit Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank (incorporated herein by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.71	Security Agreement, dated May 19, 2006, by and between Tecstar Manufacturing Canada and Comerica Bank (incorporated herein by reference to Exhibit 10.71 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.72	Guarantee, dated May 19, 2006, by and between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.72 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.73	Third Amended Credit Agreement dated June 30, 2006 (Amendment No. 1 to Credit Agreement and Waiver) (incorporated herein by reference to Exhibit 10.73 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.74	Agreement, dated June 30, 2006, between Tecstar Automotive Group, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.75	Assignment and Assumption of Option to Purchase Agreement, dated February 13, 2006, by and between Quantum Fuel Systems Technologies Worldwide, Inc. and Cartwright, LLC (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.76	Form of Securities Purchase Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.77	Form of Registrations Rights Agreement executed in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.78	Form of Common Stock Purchase Warrant issued in connection with Registrant’s Private Placement of Securities dated June 29, 2006 (incorporated herein by reference to Exhibit 10.78 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, which was filed with the SEC on July 28, 2006).

10.79	Form of Securities Purchase Agreement, dated October 27, 2006, by and among the Registrant and each of the Investors named therein (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2006).

10.80	Form of Common Stock Purchase Warrant “A” dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.81	Form of Common Stock Purchase Warrant “B” dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.82	Form of Additional Warrant dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file don October 27, 2006).

10.83	Form of Registrant Rights Agreement dated October 27, 2006 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K file dated October 27, 2006).

10.84	Credit Agreement dated January 31, 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2007).

10.85	Term Note dated January 31, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.86	Revolving Credit Note dated January 31, 2007 (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.87	Subsidiary Guaranty of Credit Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.88	Security Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.89	Pledge Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.90	Mortgage dated January 31, 2007 (incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.91	Amendment to Subordinated Convertible Promissory Note Purchase Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.10 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.92	Amended and Restated Subordinated Convertible Promissory Notes dated January 31, 2007 (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.93	Quantum Guaranty of Amended and Restated Subordinated Promissory Notes dated January 31, 2007 (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.94	Security Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Quarterly Report of Form 10-Q filed on March 12, 2007).

10.95	Separation Agreement dated March 27, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on March 30, 2007).

10.96	Lease Termination Agreement dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.97	Guaranty dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.98	Promissory Note dated April 4, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.99	Binding Letter of Intent dated May 11, 2007 (incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on May 16, 2007).

10.100	Form of Security Purchase Agreement, dated June 22, 2007, between the Registrant and each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.101	Form of Registration Rights Agreement, dated June 22, 2007, between the Registrant and each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.102	Form of Common Stock Purchase Warrant A, dated June 22, 2007, issued by the Registrant to each of the investors named in exhibit 99.1 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.103	Settlement Agreement, dated June 22, 2007, between the Registrant, and each of the investors named in exhibit 99.2 (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.104	Form of Common Stock Purchase Warrant B, dated June 22, 2007, issued by the Registrant to each of the investors named in exhibit 99.2 (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

10.105	Separation Agreement, dated July 10, 2007, between the Registrant, Tecstar Automotive Group, Inc. and Douglass C. Goad. (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007, that was filed with the SEC on September 17, 2007).

10.106	Settlement Agreement, dated September 10, 2007, between the Registrant and Michael H. Schoeffler (incorporated herein by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007, that was filed with the SEC on September 17, 2007).

10.107	Lease Termination Agreement by and between Registrant and Cartwright Real Estate Holdings, LLC dated October 17, 2007 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2007).

10.108	First Amendment to Credit Agreement, dated September 13, 2007 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

10.109*	The Executive Nonqualified Excess Plan (Deferred Compensation Plan) of Quantum Fuel Systems Technologies Worldwide, Inc. dated November 1, 2007, Service Agreement (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

10.110*	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

10.111*	The Executive Nonqualified Excess Plan Trust Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

10.112	Waiver and Agreement by and between Registrant and WB QT, LLC dated December 14, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

10.113	Promissory Note, dated November 6, 2007, issued by Tecstar Automotive Group, Inc. to WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.114	Second Amendment to Convertible Note Purchase Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.115	Second Amendment to Credit Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.116	First Amendment to Pledge Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.117	Guaranty dated November 6, 2007 (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.118	First Amendment to Security Agreement, dated November 6, 2007(incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.119	Agreement, dated January 4, 2008, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).
10.120	Strict Foreclosure Agreement, dated January 16, 2008, between Tecstar Automotive Group, Inc. and WB Automotive Holdings, Inc. (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.121	Release Agreement, dated January 16, 2008, between the Registrant and WB Automotive Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.122	Third Amendment to Credit Agreement, dated January 16, 2008, between the Registrant and WB Automotive Holdings, Inc. LLC (incorporated herein by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.123	Promissory Note (Term B Note), dated January 16, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 99.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.124	Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.125	Security Agreement, dated January 16, 2008, between Tecstar Automotive Group, Inc. and WB QT, LLC (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.126	Second Amendment to Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.127	Release and Cancellation of Indebtedness, dated March 10, 2008, between the Registrant, Tecstar Automotive Group, Inc. and WB Automotive Holdings, Inc. (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended January 31, 2008, that was filed with the SEC on March 11, 2008).

10.128	Purchase of Contract Rights Agreement, dated November 7, 2007, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2007).

10.129	Lease Agreement, dated December 11, 2007, between the Registrant and Braden Court Associates (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with SEC on December 17, 2007).

16.1	Letter re: Change in Certifying Accountants dated February 16. 2007 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2007).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of McGladrey and Pullen, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
99.1	Schedule of Investors for Security Purchase Agreement, Registration Rights Agreement and Common Stock Purchase Warrant A (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

99.2	Schedule of investors for Settlement Agreement and Common Stock Purchase Warrant B (incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on June 26, 2007).

†	Certain information in this exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.
*	The referenced exhibit is a compensatory contract, plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2008 and 2007. Our audits also included the financial statement schedule listed in Item 15(a) for the years ended April 30, 2008 and 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries at April 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein for the years ended April 30, 2008 and 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quantum Fuel Systems Technologies Worldwide, Inc.’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 2, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Orange County, California

July 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended April 30, 2006 of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. Our audit also included the 2006 financial statement schedule of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries and their cash flows for the year ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    MCGLADREY AND PULLEN, LLP

Irvine, California

July 28, 2006, except for the effects of the reclassification of discontinued operations as discussed in Note 3 as to which the date is July 2, 2008

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2007	2008
	(restated, see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,526,312	$6,023,715
Accounts receivable, net	3,144,412	9,664,751
Inventories, net	8,226,426	6,062,137
Prepaids and other current assets	710,827	990,925
Assets of discontinued operations	41,851,270	—

Total current assets	56,459,247	22,741,528
Property and equipment, net	4,530,241	3,852,566
Deferred loan fees	540,188	343,711
Investment in affiliate	—	2,780,526
Intangible assets, net	8,899,465	7,020,606
Goodwill	30,400,000	30,400,000
Deposits and other assets	77,968	1,646,683
Assets of discontinued operations	66,636,261	—

Total assets	$167,543,370	$68,785,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,916,272	$3,364,580
Accrued payroll obligations	986,705	1,422,779
Deferred revenue	780,216	4,707,634
Accrued warranties	466,373	665,606
Obligation payable to affiliate	—	1,869,000
Other accrued liabilities	505,273	1,458,086
Current maturities of long-term debt	3,872,294	8,325,144
Obligations of discontinued operations	29,595,385	—

Total current liabilities	39,122,518	21,812,829
Long-term debt, net of current maturities	27,157,041	33,623,598
Obligations of discontinued operations	23,630,629	—
Commitments and contingencies
Minority interest	103,608	—
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2007 and 2008	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2007 and 2008	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 65,052,399 issued and outstanding at April 30, 2007 and 77,972,399 issued and outstanding at April 30, 2008	65,052	77,972
Additional paid-in-capital	289,371,009	309,901,962
Accumulated deficit	(211,605,770)	(296,631,741)
Accumulated other comprehensive loss	(301,717)	—

Total stockholders’ equity	77,529,574	13,349,193

Total liabilities and stockholders’ equity	$167,543,370	$68,785,620

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2006	2007	2008
	(restated, see Note 1)
Revenue:
Net product sales	$8,830,371	$10,662,721	$11,856,277
Contract revenue	10,951,927	7,015,939	14,640,885

Total revenue	19,782,298	17,678,660	26,497,162
Costs and expenses:
Cost of product sales	9,308,264	9,483,918	10,015,622
Research and development	17,774,677	14,146,098	17,499,221
Selling, general and administrative	10,333,235	15,810,938	16,077,527
Amortization of intangibles	1,660,980	1,674,190	1,675,835

Total costs and expenses	39,077,156	41,115,144	45,268,205

Operating loss	(19,294,858)	(23,436,484)	(18,771,043)
Interest income (expense), net	893,938	(15,781)	(2,218,035)
Minority interest in losses of subsidiary	55,624	811,262	1,718,813
Equity in earnings of affiliate	—	—	335,500
Other income (expense), net	1,000	5,902	(27,443)

Loss from continuing operations before income taxes	(18,344,296)	(22,635,101)	(18,962,208)
Income tax expense	(1,600)	(1,600)	(1,600)

Net loss from continuing operations	(18,345,896)	(22,636,701)	(18,963,808)
Loss from discontinued operations, net of tax effects	(17,187,159)	(117,892,596)	(66,062,163)

Net loss	$(35,533,055)	$(140,529,297)	$(85,025,971)

Per share data—basic and diluted:
Loss from continuing operations	$(0.35)	$(0.37)	$(0.25)
Loss from discontinued operations	(0.32)	(1.91)	(0.86)

Net loss	$(0.67)	$(2.28)	$(1.11)

Number of shares used in per share calculation—basic and diluted	53,283,956	61,760,458	76,791,382

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
Balance at April 30, 2005	999,969	$1,000	51,735,257	$51,735	$254,680,716	$(35,543,418)	$18,000	$219,208,033
Issuance of restricted stock	—	—	91,806	92	(92)	—	—	—
Share-based compensation recognized on restricted stock award	—	—	—	—	108,399	—	—	108,399
Issuance of common stock in connection with acquisition	—	—	1,815,000	1,815	7,563,095	—	—	7,564,910
Stock option exercises	—	—	132,050	132	451,482	—	—	451,614
Foreign currency translation	—	—	—	—	—	—	(207,033)	(207,033)	$(207,033)
Net loss	—	—	—	—	—	(35,533,055)	—	(35,533,055)	(35,533,055)

Comprehensive loss									$(35,740,088)

Balance at April 30, 2006	999,969	$1,000	53,774,113	$53,774	$262,803,600	$(71,076,473)	$(189,033)	$191,592,868
Share-based compensation on stock option and restricted stock awards	—	—	—	—	4,455,059	—	—	4,455,059
Issuance of common stock to private investors	—	—	10,500,089	10,500	20,820,329	—	—	20,830,829
Stock option exercises	—	—	10,400	10	33,602	—	—	33,612
Warrant exercises	—	—	767,797	768	1,258,419	—	—	1,259,187
Foreign currency translation	—	—	—	—	—	—	(112,684)	(112,684)	$(112,684)
Net loss	—	—	—	—	—	(140,529,297)	—	(140,529,297)	(140,529,297)

Comprehensive loss									$(140,641,981)

Balance at April 30, 2007	999,969	$1,000	65,052,399	$65,052	$289,371,009	$(211,605,770)	$(301,717)	$77,529,574
Share-based compensation on stock option and restricted stock awards	—	—	420,000	420	2,956,382	—	—	2,956,802
Issuance of common stock to private investors	—	—	12,500,000	12,500	17,574,571	—	—	17,587,071
Foreign currency translation	—	—	—	—	—	—	98,358	98,358	$98,358
Disposal and disconsolidation of subsidiaries	—	—	—	—	—	—	203,359	203,359	203,359
Net loss	—	—	—	—	—	(85,025,971)	—	(85,025,971)	(85,025,971)

Comprehensive loss									$(84,724,254)

Balance at April 30, 2008	999,969	$1,000	77,972,399	$77,972	$309,901,962	$(296,631,741)	$—	$13,349,193

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2006	2007	2008
	(restated, see Note 1)
Cash flows from operating activities:
Net loss	$(35,533,055)	$(140,529,297)	$(85,025,971)
Add: loss from discontinued operations, net of income tax	17,187,159	117,892,596	66,062,163

Loss from continuing operations	(18,345,896)	(22,636,701)	(18,963,808)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	3,740,333	3,922,452	3,798,138
Share-based compensation charges	108,399	3,541,672	2,858,620
Minority interest in losses of subsidiaries	(55,624)	(811,262)	(1,718,813)
Interest on long term debt obligations	—	58,034	768,419
Equity in earnings of affiliate	—	—	(335,500)
Other non-cash items	—	(15,159)	374,151
Changes in operating assets and liabilities:
Accounts receivable	(1,140,334)	3,758,079	(6,608,360)
Inventories	(399,092)	(1,493,262)	2,164,289
Deposits and other assets	(227,595)	(64,966)	(1,961,023)
Accounts payable	501,548	(958,860)	858,456
Deferred revenue	—	(15,821)	3,927,418
Other accrued liabilities	381,695	253,352	941,756

Net cash used in continuing operating activities	(15,436,566)	(14,462,442)	(13,896,257)
Net cash used in discontinued operating activities	(21,392,688)	(22,924,488)	(12,624,926)

Net cash used in operating activities	(36,829,254)	(37,386,930)	(26,521,183)

Cash flows from investing activities:
Purchases of property and equipment	(1,345,109)	(208,334)	(1,630,914)
Proceeds from sale of property and equipment	—	15,160	9,698
Investment in discontinued operations	(9,231,692)	(34,779,440)	(9,643,934)
Investment in affiliates	—	—	(573,848)
Purchases of marketable securities	(17,754,554)	(6,138,584)	—
Proceeds from sales and maturities of marketable securities	38,857,093	21,138,584	—

Net cash provided by (used in) continuing investing activities	10,525,738	(19,972,614)	(11,838,998)
Net cash provided by (used in) discontinued investing activities	(1,213,305)	29,652,908	6,362,908

Net cash provided by (used in) investing activities	9,312,433	9,680,294	(5,476,090)

Cash flows from financing activities:
Borrowings on notes and other obligations	—	10,022,720	10,181,906
Payments on notes and other obligations	—	—	(14,683)
Loan origination fee payments	—	(598,222)	—
Proceeds from issuance of common stock, net of transaction fees	—	20,830,062	17,587,072
Proceeds from exercises of stock options and warrants	451,614	1,293,566	—
Contributions from minority interest holders	87,544	645,998	1,481,810

Net cash provided by continuing financing activities	539,158	32,194,124	29,236,105
Net cash provided by (used in) discontinued financing activities	23,887,520	(9,574,652)	4,757,014

Net cash provided by financing activities	24,426,678	22,619,472	33,993,119

Effect of exchange rate changes on cash from continuing operations	7,552	(2,162)	(3,447)
Effect of exchange rate changes on cash from discontinued operations	358,513	95,702	12,330

	366,065	93,540	8,883

Net increase (decrease) in cash and cash equivalents	(2,724,078)	(4,993,624)	2,004,729
Cash and cash equivalents at beginning of period	11,736,688	9,012,610	4,018,986

Cash and cash equivalents at end of period	$9,012,610	$4,018,986	$6,023,715

Cash and cash equivalents from continuing operations	$4,769,406	$2,526,312	$6,023,715

Cash and cash equivalents from discontinued operations	$4,243,204	$1,492,674	$—

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended April 30,
	2006	2007	2008
	(restated, see Note 1)
Supplemental schedule of non-cash investing and financing activities of continuing operations:
Formation of Advanced Lithium Power :
Fair value of tangible assets contributed	$40,387	$—	$—
Fair value of intangibles contributed	226,998	—	—
Fair value of liabilities assumed	(40,387)	—	—
Minority interest	(314,542)	—	—
Deconsolidation of Advanced Lithium Power:
Carrying value of assets deconsolidated	—	—	(628,769)
Carrying value of liabilities and minority interests deconsolidated	—	—	582,161
Carrying value of accumulated other comprehensive loss deconsolidated	—	—	46,608
Investment in Asola:
Increase in investment in affiliate	—	—	1,869,000
Increase in obligations payable to affiliate	—	—	(1,869,000)

Supplemental disclosure information of continuing operations:
Cash paid during the year for:
Interest	$—	$(407,544)	$(1,367,217)
Income taxes	(1,600)	(1,600)	(1,600)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum” or the “Company”) develops and produces alternative fuel propulsion, storage and systems, energy storage technologies, and alternative fuel vehicles. The Company’s portfolio of technologies includes electronic controls, hybrid electric drive systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid, fuel cell and other alternative fuel vehicles. The Company’s powertrain engineering, system integration, and assembly capabilities provide fast-to-market solutions to support the production of hybrid and plug-in hybrid, hydrogen-powered hybrid, fuel cell, and other alternative fuel vehicles, as well as modular, transportable hydrogen refueling stations.

The Company was incorporated in the state of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). The Company spun off from IMPCO and became a separate company on July 23, 2002 (the “Spin Off”).

On January 16, 2008, the Company completed a series of transactions that resulted in the disposal of substantially all the assets of the Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment comprised all of the business activities acquired via the acquisition of Tecstar Automotive Group, Inc. (“Tecstar Automotive Group”), formerly known as Starcraft Corporation, that occurred on March 3, 2005 and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency Conversions, Inc. (Regency). See Notes 3 and 11.

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. See Note 5.

On August 7, 2007, the Company obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. As of April 30, 2008, the Company’s ownership interest in Fisker Automotive was 30.7% as a result of financing activities completed by Fisker Automotive. See Note 5.

On March 24, 2006, the Company obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. As of April 30, 2008, the Company’s ownership interest in ALP was 15.4% as a result of financing activities completed by ALP. See Note 5.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 due to the nature of the controlling voting interest the Company had secured in ALP during this period. Subsequent to this period and as a result of additional financing obtained by ALP that diluted the Company’s equity stake and voting interests, the Company no longer maintains in control of a majority of the voting interests in ALP and deconsolidated ALP. However, since the Company still has the ability to exert significant influence on ALP due to its board representation and its voting interests, the Company now accounts for its ownership interest in ALP under the equity method of accounting.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although Tecstar Automotive Group remains a wholly owned subsidiary of the Company; it ceased all operations effective with the disposal of its assets and now consists of an inactive shell company.

The consolidated balance sheet at April 30, 2007 has been derived from the audited financial statements of the Company at that date as adjusted for changes in classification of the assets and liabilities of the discontinued operations of the Tecstar Automotive Group business segment. Additionally, the historical activities of the Tecstar Automotive Group business segment are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Capital Resources

On June 29, 2006, the Company completed a private placement transaction which yielded proceeds of $12.5 million from the sale of 4.4 million shares of its common stock at a price of $2.84 per share. On October 27, 2006, the Company completed a private placement transaction which yielded proceeds of $10.0 million from the sale of 6.1 million shares of its common stock at a price of $1.64 per share. The investors also received warrants in connection with the private placement transactions. In January and February 2007, the Company received $1.3 million from the exercise of a portion of the warrants issued in connection with the private placement that closed on October 27, 2006.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank. On January 31, 2007 the Company secured a $30.6 million credit facility with an asset-based lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. This facility has been modified and restructured on certain dates, most notably in January 2008 in connection with the disposal of the Tecstar Automotive Group and in May 2008 in connection with incremental borrowings and a commitment secured by the Company from its lender that are discussed below. Prior to the restructure in January 2008, the amended credit facility included a revolving line of credit with maximum availability of $23.6 million and a $10.0 million term note (Term Note A).

On June 22, 2007, the Company completed a private placement transaction which yielded proceeds of $18.75 million from the sale of 12.5 million shares of its common stock at a price of $1.50 per share. The investors also received warrants to purchase 15.0 million shares of the Company’s common stock at an exercise price of $2.09 in connection with the transaction that expire in December 2014. The transaction triggered a reset of the conversion price of the senior subordinated convertible note obligations from $2.36 to $1.35 per share and a reset of the exercise price of the “A” warrants issued in the private placement that the Company closed in October 2006 from $2.36 to $1.50 per share.

On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of its lender in satisfaction of Tecstar Automotive Group’s debt obligations under the senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). In connection therewith, the Company’s outstanding debt instruments payable to the lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the Company with incremental net borrowing capacity of $1.9 million. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under the revolving line of credit and a $5.0 million term note provided by the lender to Tecstar Automotive Group on November 6, 2007 (Tecstar Term Note). The revolving

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note (Term Note B).

The modified and restructured debt instruments have outstanding obligations of $41.6 million as of April 30, 2008. These consist of a $21.6 million convertible note ($16.2 million face amount, $4.9 million unamortized premium and $0.5 million accrued interest) issued on January 16, 2008 that matures on July 1, 2009 (Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (Term Note A) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (Term Note B). These debt instruments are more fully described at Note 11.

On May 30, 2008, the Company received $7.5 million in proceeds under a new term note that matures on August 31, 2009 (Term Note C). The Company also obtained a $10.0 million unconditional commitment (the “May 2008 Commitment”) from its lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. The May 2008 Commitment replaced a $5.0 million commitment obtained in July 2007 with the lender that was unexercised and originally scheduled to expire on August 1, 2008. To date, neither the Company nor the lender have exercised the option under the May 2008 Commitment. The Term Note C and the May 2008 Commitment are more fully described at Note 11.

Liquidity

The Company has incurred recurring operating losses and negative cash flows from operating activities. Although the Company was able to dispose of the Tecstar Automotive Group in fiscal 2008, it generated negative cash flows from its continuing operating activities of $13.9 million and had net working capital of $0.9 million as of and for the year ended April 30, 2008. From its inception through April 30, 2008, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its asset-based lender. The Company’s historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund operations over the next twelve months. The Company’s current operating plan anticipates increased revenues and improved profit margins. The operating plan also requires that the Company will either have to draw down on some or all of the unconditional commitment from its lender or alternatively raise capital through public or private offerings of equity or debt securities. In addition, the Company will need to increase revenues and improve profit margins for the business to be sustainable over the long term.

The Company’s principal sources of liquidity amount to $23.5 million, consisting of $6.0 million of cash and cash equivalents at April 30, 2008, $7.5 million of proceeds received on Term Note C on May 30, 2008 and $10.0 million of available committed funding from its lender that the Company secured on May 30, 2008. Based on current projections and estimates, the Company believes that its working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least April 30, 2009. The Company also believes additional financing, if required, can be adequately sourced; however, it cannot provide any assurances that it will be able to secure additional funding on terms acceptable to the Company, if at all. An inability of the Company to achieve its current operating plan or raise capital to cover any shortfall would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

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

In certain circumstances, customers pay one price for multiple products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.” Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values.

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

Financial Instruments and Concentration of Credit Risk

The estimated fair values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their carrying values because of the short-term maturity of these instruments. Long-term debt, as summarized in Note 11, approximates fair values consistent with the nature of the debt instrument involved except for Term Note B. The fair value of Term Note B is primarily dependent upon the current share price of the Company’s common stock due to the upward adjustment clause in the credit facility. As of April 30, 2008, the carrying value of Term Note B obligation is $10.0 million and the approximate fair value is $19.8 million based on the Company’s closing share price on that date of $1.32.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and long-term debt. The Company conducts a major portion of its business with a limited number of customers. For the past three years and for the foreseeable future, General Motors (including subsidiaries of General Motors) represent a significant portion of the Company’s sales and outstanding accounts receivable. An affiliate, Fisker Automotive, is also expected to represent a significant portion of the Company’s sales and outstanding accounts receivable for the foreseeable future. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, the Company does not require collateral from customers.

The Company may use derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these hedging instruments could be subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. The Company has not had any derivative financial instruments for these purposes for any of the periods reported. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating tooling, dies and molds over 5 years; plant machinery and equipment over 7 years; information systems, office equipment, furniture and fixtures over periods of 3 to 7 years; and automobiles and trucks over 5 years. Amortization of leasehold improvements and equipment financed under borrowing facilities is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the acquisition of Tecstar Automotive Group that was allocable to the Quantum Fuel Systems business segment. In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of February 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The issuance of shares related to the Company’s strategic alliance with General Motors has been recorded as an intangible asset at the estimated fair market value on the dates of issuance. The Company is amortizing the intangible asset, subject to periodic evaluations for impairment, over the ten-year term of the Corporate Alliance Agreement with General Motors (see Note 4 and Note 10).

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company has established a full valuation allowance for its deferred tax assets since based on current evidence, it is unlikely that the assets will be fully realized.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48) on May 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. There was no cumulative effect of adopting FIN 48 on the May 1, 2007 retained earnings balance. At May 1, 2007 and April 30, 2008 the Company has no unrecognized tax benefits. Interest and penalties related to income tax liabilities will be included in pre-tax income. At April 30, 2008, the Company’s tax returns related to fiscal years ended April 30, 2004 through April 30, 2008 remain open to examination by the tax authorities. However, the Company has consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred.

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

Effective at the beginning of fiscal 2007, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not incur a charge upon the adoption nor has the prior period amounts presented herein been restated to reflect the adoption of SFAS 123R.

The Company uses the Black-Scholes option-pricing formula and records compensation expense on a straight-line amortization basis over the requisite vesting period of the option grants or other stock–based awards. Under APB 25, the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro-forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from operating or financing activities.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to options and restricted stock granted under the Company’s stock option plans in the period prior to the adoption of FAS 123R. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the option’s vesting period.

Year Ended April 30, 2006
Net loss, as reported	$(35,533,055)
Add: Share-based employee compensation expense related to restricted stock included in reported net income, net of related tax effects	108,399
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,202,399)

Pro forma net loss	$(40,627,055)

Earnings per share:
Basic and Diluted—as reported	$(0.67)

Basic and Diluted—pro forma	$(0.76)

Segment Information

The Company separately discloses its principal operations in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its continuing business operations into two segments: Quantum Fuel Systems and Corporate.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income at April 30, 2007 consisted of foreign currency translation adjustments. As a result of the disposal of the Tecstar Automotive Group business segment on January 16, 2008 and the deconsolidation of ALP effective on April 10, 2008, the Company has no other comprehensive income to report as of April 30, 2008.

Interest Expense

The Company accounts for amortization of deferred loan origination costs incurred on its credit facilities and amortization of the premium recorded on senior subordinated convertible notes upon the early extinguishment of debt under the “effective interest method.” This method adjusts interest expense recorded for contractual interest payments under these debt obligations by the amortization of loan costs and the premium recorded on a straight-line basis over the expected life of the debt obligations to arrive at an effective interest expense.

Reclassification

Certain reclassifications, including reclassification of all historical activities and balances of the Tecstar Automotive Group business segment as discontinued operations, have been made to fiscal year 2006 and 2007 amounts to conform to the fiscal year 2008 presentation.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company at the beginning of its 2009 fiscal year. The Company is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (“FAS 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for the Company at the beginning of its 2009 fiscal year. The Company is currently evaluating the impact of the provisions of FAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement is effective for the Company at the beginning of its 2010 fiscal year. The Company is currently evaluating the impact of the provisions of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for the Company at the beginning of the fourth quarter of its 2009 fiscal year. The Company is currently evaluating the impact of the provisions of FAS 161.

3. Disposal of Tecstar Businesses—Discontinued Operations

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of the Company’s secured lender under terms of the Tecstar Convertible Notes. As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, the Company completed a series of transactions that restructured the Company’s outstanding debt obligations and resulted in the transfer of substantially all of the assets of the Tecstar Automotive Group business segment to an affiliate of the secured lender, WB Automotive, Inc. (WB Automotive), as payment in full of the obligations due under the Tecstar Convertible Notes.

The transfer of the Tecstar business segment was structured as a strict foreclosure under Article 9 of the Uniform Commercial Code pursuant to which Tecstar Automotive Group assigned to WB Automotive all of its right, title and interest in and to (i) the equity interests in Tecstar’s operating subsidiaries (the “Operating Subsidiaries”), (ii) Tecstar’s interest in the Amstar joint venture, (iii) receivables owed to Tecstar by the Operating Subsidiaries and (iv) Tecstar’s interest in a $1.0 million cash collateral account, in full payment and satisfaction of the amounts owed by Tecstar under the Tecstar Convertible Notes. WB Automotive also released Quantum from its guaranty of the Tecstar Convertible Notes and the Tecstar Term Note. In exchange for the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foregoing release, Quantum (i) caused Tecstar Automotive Group to enter into and complete the transactions described above, (ii) paid $1.0 million to WB Automotive and (iii) agreed to assume $0.7 million in unpaid interest owed under the Tecstar Convertible Notes. The lender subsequently cancelled the Tecstar Term Note in a separate agreement.

As a result of the transactions described above that resulted in the disposal of the Tecstar businesses, the historical activities and balances of the Tecstar Automotive Group business segment are reported as discontinued operations in the accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The disposal of the Tecstar businesses resulted in a gain of $8.6 million included in discontinued operations, net of taxes, for the year ended April 30, 2008 due in part from concessions granted by the lender in restructuring the debt obligations. Prior to the restructuring, the Company had recorded significant losses for the Tecstar Automotive Group business segment attributable to the write-down of its long-lived assets and negative operating results reported in previous quarters.

The historical operating results of the Tecstar Automotive Group business segment through the date of disposition on January 16, 2008, classified as discontinued operations, were as follows:

	Year Ended April 30,
	2006	2007	2008
Revenue:
Net product sales	$164,032,146	$122,125,703	$53,738,861
Contract revenue	8,867,749	9,651,031	5,023,412

Total revenue	172,899,895	131,776,734	58,762,273
Costs and expenses:
Cost of product sales	154,138,652	125,556,969	54,989,022
Research and development	8,084,994	9,842,351	5,450,843
Selling, general and administrative	23,562,468	27,921,928	15,204,456
Amortization of intangibles	2,420,928	2,862,286	698,570
Restructuring charge	—	2,326,868	—
Impairment of long-lived assets(1)	—	72,317,506	58,900,000

Total costs and expenses	188,207,042	240,827,908	135,242,891

Operating loss	(15,307,147)	(109,051,174)	(76,480,618)
Interest expense, net(5)	(2,871,684)	(4,224,076)	(3,171,291)
Gain on disposal of subsidiary	—	544,468	—
Gain on disposal of business segment(4)	—	—	8,641,447
Loss on early extinguishment of debt(2)	—	(6,300,000)	—
Minority interest in losses of subsidiaries	350,071	199,929	—
Other income (expense), net	(15,185)	80,649	5,827

Loss from discontinued operations before taxes	(17,843,945)	(118,750,204)	(71,004,635)
Income tax benefit(3)	656,786	857,608	4,942,472

Loss from discontinued operations	$(17,187,159)	$(117,892,596)	$(66,062,163)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in fiscal 2007 were impairment charges to goodwill of $71.7 million associated with Quantum’s acquisition of Tecstar Automotive Group and $0.6 million of goodwill associated with Tecstar Automotive Group’s acquisition of Empire Coach. Included in fiscal 2008 were an impairment charges of $45.8 million related to intangibles, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.
(2)	Consists of a charge to recognize the fair value associated with the embedded conversion feature that was modified in January 2007 on the Tecstar Convertible Notes which originated in July 2004.
(3)	Tax benefit realized during fiscal 2008 mainly related to the elimination of a deferred tax liability in the amount of $4.9 million recognized in connection with the impairment of the remaining unamortized balances of intangibles assets.
(4)	The components of the gain on disposal of the Tecstar Automotive Group business segment effective upon the cease of operations on January 16, 2008 consisted of the following:

Assets transferred to lender	$(36,385,894)
Current liabilities assumed by lender	24,529,439
Long term liabilities assumed or released by lender	23,485,502
Release fee paid to lender upon transfer	(1,000,000)
Transaction fees and other	(1,987,600)

Total gain on disposal	$8,641,447

(5)	Net interest expense associated with the Company’s revolving line of credit and amortization of deferred loan fees were allocated 65% to the discontinued operations of the Tecstar Automotive Group business segment and 35% to continuing operations based on the estimated percentage of assets supporting the borrowing base of the respective operations. Included in fiscal years 2006, 2007 and 2008 is allocated net interest expense of zero, $0.4 million and $1.3 million, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances of the Tecstar Automotive Group business segment as of April 30, 2007, classified as discontinued operations, were as follows:

April 30, 2007
Current assets:
Cash and cash equivalents	$1,492,674
Accounts receivable, net	16,948,284
Inventories, net	22,414,041
Prepaids and other current assets	996,271

Total current assets	$41,851,270

Non-Current Assets
Property and equipment, net	$14,170,101
Restricted cash equivalents and marketable securities(1)	1,000,000
Intangible assets, net(2)	46,518,782
Goodwill(3)	3,450,468
Deposits and other assets	1,496,910

Total non-current assets	$66,636,261

Current Liabilities:
Accounts payable	$20,211,989
Accrued payroll obligations	1,135,363
Accrued interest	731,503
Notes payable	2,205,292
Deferred revenue	282,389
Accrued warranties	598,189
Customer deposits	835,123
Accrued restructuring	1,688,749
Other accrued liabilities	1,465,947
Current maturities of long-term debt(4)	440,841

Total current liabilities	$29,595,385

Long Term Liabilities:
Long-term debt, net of current maturities(4)	$18,547,353
Deferred income taxes(5)	4,942,472
Other accrued liabilities	140,804

Total long term liabilities	$23,630,629

(1)	Funds collateralized for the benefit of General Motors Acceptance Corporation (GMAC) in connection with financing of vehicle chassis for Regency operations. These funds were assigned to WB Automotive as part of the Strict Foreclosure Agreement.
(2)	Consists of intangibles associated with Tecstar Automotive Group contracts, customer relationship, existing technology, dealer network and trade names.
(3)	Represents goodwill associated with Tecstar Automotive Group’s acquisition of Regency.
(4)	Primarily consists of a revolving line of credit and obligations payable to a former shareholder of Wheel to Wheel, Inc.
(5)	Represents deferred tax liability resulting from the amortization of intangible assets for certain years that exceed the statutory carry forward period.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Strategic Relationship with General Motors

The Company entered into a ten-year strategic alliance with General Motors at the time of the Spin Off regarding the development of fuel systems for fuel cell applications. Under the terms of the strategic alliance, General Motors acquired shares of stock originally representing 19.9% of the Company’s issued and outstanding capital stock following the Spin Off. The ownership interest of General Motors has since declined to 5.7% at April 30, 2008 as a result of dilution resulting from additional shares issued by the Company since the Spin Off.

Under the strategic alliance, the Company has agreed to work with General Motors to advance and commercialize, on a global basis, fuel cell systems and the market for fuel cells to be used in transportation, mobile, stationary and portable applications. The alliance facilitates the integration, interface, and optimization of General Motors’ fuel cell systems with Quantum’s gaseous fuel storage and handling modules. Each party retains the ownership of its existing technology and jointly owns technology that is created under the alliance. The Company has the opportunity to use jointly created technologies in certain aspects of its business but will be required to share revenue with General Motors on fuel cell system-related products that are sold to General Motors or third parties in the future.

The strategic alliance provides that:

•	General Motors will actively support, endorse and recommend the Company to its customer base;

•	General Motors will assist and provide guidance with respect to the Company’s directed research and development of fuel cell applications;

•

The Company will appoint one individual nominated by General Motors to the board of directors during the term of the agreement and General Motors will be entitled to appoint an “ex-officio” board member with non-voting capacity during the term of the agreement;

•	The Company agreed that, subject to limited exceptions, it would not issue any stock in a private placement transaction without the prior written consent of General Motors;

•

The Company committed to spend up to $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products (see Note 13); and

•

Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, the Company is obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the strategic alliance (see Note 13). The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, the Company will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of the Company’s gross revenues in perpetuity.

Through April 30, 2008, General Motors has not nominated a board member or appointed a board representative and no revenue sharing payments have been applicable or recognized under the terms of the strategic alliance.

Under the alliance, General Motors has a right of first refusal in the event that the Company proposes to sell, or otherwise transfer its fuel cell-related intellectual property contemplated under the alliance. In the event that the Company decides to discontinue operations or is deemed insolvent, General Motors has the right to purchase the intellectual property contemplated under the alliance at a price to be determined by an independent appraisal firm approved by both the Company and General Motors.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive) to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Through April 30, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s ownership interest down to 30.7%. There are six members on Fisker Automotive’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of Fisker Automotive. Fisker Automotive will need to raise additional capital in order to complete future phases of development, testing, and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in Fisker Automotive.

The Company accounts for its equity interest in Fisker Automotive under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18). Due to the temporary nature of its majority interest in Fisker Automotive, the Company also accounted for its initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by Fisker Automotive.

Fisker Automotive has incurred accumulated deficits from inception through April 30, 2008 for design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balance as of April 30, 2008 is zero and there is no activity to be reported in the Company’s consolidated statement of operations for the year ended April 30, 2008.

During the third quarter of fiscal 2008, the Company completed an initial concept analysis program on powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million arrangement. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company is developing the powertrain and software control systems and will integrate its plug-in hybrid electric vehicle architecture that it calls “Q-Drive” for the Fisker Karma production model that is expected to have initial deliveries beginning in the fourth quarter of calendar 2009. The Company received $6.5 million in cash from Fisker Automotive during fiscal 2008 and recognized $2.2 million in contract revenue during this period. The cash received in excess of the revenue earned of $4.3 million is included as part of deferred revenue on the consolidated balance sheet as of April 30, 2008.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company (i) provided 0.3 million euro (US$0.4 million), (ii) committed to contribute an additional 1.2 million euro (US$1.9 million was contributed on May 8, 2008) to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) committed to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) committed to transfer 15.0% ownership interest in its

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

solar venture in the United States, if and when such venture is established. The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN 46R.

Asola has reported total assets of 11.3 million euro; total liabilities of 9.5 million euros, including debt obligations of 1.4 million euros, as of December 31, 2007 (unaudited); revenues of 24.9 million euro and net profits of 0.7 million euro for calendar year 2007 (unaudited); and revenues of 13.3 million euro and net profits of 0.9 million euro for the period January 1, 2008 to April 30, 2008 (unaudited). The Company’s equity in earnings of Asola was US$0.3 million from the date of the equity investment through April 30, 2008.

On November 7, 2007 the Company entered into an agreement with Asola under which it agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement, dated November 1, 2007, includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed that it is responsible for up to 1.5 million euro of the prepayment due in 2008 and responsible for up to 2.5 million euro of the prepayment due in 2009. The Company’s payment to Asola in October 2007 in connection with the solar cell arrangement is included in deposits and other assets on the consolidated balance sheet as of April 30, 2008. The Company anticipates that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, the Company will endeavor to raise funds specifically for Asola to cover the shortfall. The Company had not purchased any solar cells from Asola under the arrangement through April 30, 2008.

These agreements secure a ten-year supply of silicon photovoltaic solar cells that Asola and the Company anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States.

The Company’s unconditional obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in euros and in U.S dollars based on the currency exchange rate as of April 30, 2008) are as follows:

Twelve months ending December 31:	Euros:	US Dollars:
2008	2,421,000	$3,777,000
2009	5,844,000	9,117,000
2010	8,110,000	12,652,000
2011	15,720,000	24,523,000
2012	15,220,000	23,743,000
Thereafter	68,495,000	106,852,000

Total	115,810,000	$180,664,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize its share of the earnings of Asola after the date of acquiring the ownership interest. The carrying balance of the Company’s investment in Asola as of April 30, 2008 is as follows:

U.S. Dollars:
Initial payment associated with ownership stake (0.3 million euro)	$444,360
May 2008 payment associated with ownership stake (1.2 million euro)	1,869,000
Transaction costs associated with ownership stake	131,666
Accumulated equity in earnings	335,500

Investment in affiliate	$2,780,526

Advanced Lithium Power

On March 24, 2006, the Company obtained an initial 35.5% ownership interest in Advanced Lithium Power, Inc (ALP). In addition to its direct ownership stake, the Company has certain voting arrangements in place and has protective rights for certain decisions made at the ALP board level, including third party use of ALP’s technology, that require approval by one of the Company’s board representatives. There are six members on ALP’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of ALP. The Company has also invested CAD$500,000 in convertible debentures, which allows the Company to convert the debentures into shares of ALP’s common stock at an equivalent value of CAD$0.12 per share through December 31, 2008.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 (the “Consolidation Period”) due to the nature of the controlling voting interest the Company had secured in ALP during the Consolidation Period. As a result of additional financing obtained by ALP during the Consolidation Period and the ratification of a revised allotment and pricing of common shares by ALP’s Board of Directors on April 10, 2008, the Company’s equity stake (15.4% as of April 30, 2008) plus its voting interests declined to a level where it no longer maintained in control of a majority of the voting interests in ALP. Accordingly, the Company deconsolidated ALP and began accounting for its equity stake under the equity method of accounting.

Although ALP is a variable interest entity as defined by FIN 46R, the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s initial investment balance at the time of deconsolidation of ALP’s accounts was zero. The balance as of April 30, 2008 is also zero and there is no equity in earnings or losses associated with ALP to be reported in the Company’s consolidated statement of operations for the year ended April 30, 2008.

The minority interest reported on the consolidated balance sheet as of April 30, 2007 and the minority interest in losses of subsidiary reported on the consolidated statements of operations for the three years ended April 30, 2008 represent the minority interest position held by ALP’s Chief Executive Officer and other officers of ALP, along with other unaffiliated parties during the Consolidation Period. The reporting of minority interest positions of ALP ceased upon the deconsolidation of their accounts.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accounts Receivable

Accounts receivable of continuing operations consist of the following:

	April 30,
	2007	2008
Customer accounts billed	$2,409,299	$8,023,981
Customer accounts unbilled	919,839	2,247,731
Allowance for doubtful accounts	(184,726)	(606,961)

Accounts receivable, net	$3,144,412	$9,664,751

7. Inventories

Inventories of continuing operations consist of the following:

	April 30,
	2007	2008
Materials and parts	$7,719,490	$5,609,388
Work-in-process	164,848	12,085
Finished goods	2,047,448	1,496,212

	9,931,786	7,117,685
Less provision for obsolescence	(1,705,360)	(1,055,548)

Inventories, net	$8,226,426	$6,062,137

During fiscal 2008, the Company received $2.2 million in proceeds from a partial settlement of an insurance claim primarily covering water damages to the Company’s inventory, structural damages to a facility that is insured, but not owned, by the Company, and other costs to mitigate the impacts of flooding associated with the incident. There was a gain resulting from the partial settlement of $0.5 million, primarily related to the difference between the fair value and book value of the inventory damaged that is included in selling, general and administrative costs in the accompanying consolidated statement of operations for the twelve month period ended April 30, 2008.

8. Warranties

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s product warranty liability for continuing operations are as follows (in thousands):

	Balance at Beginning of Year	Warranties Issued	Settlements Made	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
April 30, 2006	$668	$235	$(118)	$(421)	$364
April 30, 2007	364	387	(17)	(268)	466
April 30, 2008	466	1,183	(403)	(580)	666

9. Property and Equipment

Property and equipment of continuing operations consist of the following:

	April 30,
	2007	2008
Tooling, dies and molds	$3,018,290	$3,018,290
Plant machinery and equipment	11,531,476	10,529,701
Information systems and office equipment	8,724,416	8,827,600
Automobiles and trucks	289,304	259,099
Leasehold improvements	3,150,345	3,145,179
Construction in progress	7,810	999,942

	26,721,641	26,779,811
Less accumulated depreciation and amortization	(22,191,400)	(22,927,245)

Net property and equipment	$4,530,241	$3,852,566

Total depreciation expense on property and equipment of continuing operations for fiscal years ended April 30, 2006, 2007 and 2008 was approximately $2.1 million, $2.2 million and $2.1 million, respectively.

10.	Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

A portion of the goodwill that was associated with the acquisition of Tecstar Automotive Group in March 2005 was allocated to the Quantum Fuel Systems business segment. The allocated amount represented 30% or $30.4 million of the total $102.1 million recognized as goodwill in connection with the acquisition. The amount allocated to the Tecstar Automotive Group of $71.7 million was considered impaired and written off in fiscal 2007 and is included in the loss from discontinued operations, net of tax, on the consolidated statement of operations.

Goodwill is not subject to amortization. There were no changes in the carrying value of goodwill allocated to the Quantum Fuel Systems segment during the year ended April 30, 2008.

Other Intangible Assets

General Motors Strategic Alliance

In connection with a strategic alliance with General Motors, the Company issued approximately 3.5 million shares of its Series A common stock to General Motors on July 24, 2002. This issuance has been recorded as an intangible asset at the estimated fair market value on the date of the Spin Off of approximately $14.3 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of an Amended and Restated Certificate of Incorporation, upon the completion of the Company’s January 2003 public equity offering, all of the approximately 3.5 million shares of outstanding Series A common stock held by General Motors converted automatically into shares of the Company’s common stock on a one-for-one basis, and the Company issued to General Motors an aggregate of approximately 1.0 million shares of its non-voting Series B common stock. The issuance of the Series B common stock has been recorded as additional consideration related to the strategic alliance between the companies at the estimated fair market value on the date of the public offering of approximately $2.2 million. As a result, the intangible asset recorded in connection with the Company’s issuance of Series B common stock to General Motors increased by $2.2 million to $16.5 million.

Advanced Lithium Power

ALP’s primary objective is to develop lithium ion and advanced battery control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. ALP’s primary assets are intellectual property contributed by other shareholders of ALP and its technology has significant opportunities and applications in hybrid electric vehicles, fuel cell vehicles, uninterruptible power supplies, and energy storage for renewable energy, such as solar photovoltaic applications. As of the date of the formation in March 2006, the Company assigned $0.2 million as intangible assets related to intellectual property and technology. The reporting of intangible assets of ALP ceased as of April 10, 2008 upon the deconsolidation of this entity (see Note 5).

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142. Intangible assets of continuing operations consist of the following:

	Estimated Useful Life	April 30,
		2007	2008
GM Strategic Alliance Agreement:
Gross carrying value	120 months	$16,479,358	$16,479,358
Accumulated amortization		(7,798,977)	(9,458,752)

Net carrying value		8,680,381	7,020,606

ALP patents and technology:
Gross carrying value	192 months	234,997	—
Accumulated amortization		(15,913)	—

Net carrying value		219,084	—

		$8,899,465	$7,020,606

The expected amortization expense for the next five twelve-month periods and thereafter, is as follows:

Amortization Expense
Fiscal year 2009	$1,659,775
Fiscal year 2010	1,659,775
Fiscal year 2011	1,659,775
Fiscal year 2012	1,659,775
Fiscal year 2013	381,506
Thereafter	—

$7,020,606

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 142 and SFAS No. 144, the Company assessed goodwill and reviewed intangibles and other long-lived assets for indicators of impairment. The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values as of April 30, 2008 for these long-lived assets.

11. Long-term Debt

Long-term debt of continuing operations consists of the following:

	April 30,
	2007	2008
Convertible Note, $15,000,000 face value and $6,009,231 unamortized premuim in 2007; $16,195,676 face value, $4,846,154 unamortized premuim and $539,413 accrued interest in 2008	$21,009,231	$21,581,243
Term Note A, originated January 2007	10,000,000	10,000,000
Term Note B, originated January 2008	—	10,000,000
Other obligations	20,104	367,499

Long-term debt, current and non-current	31,029,335	41,948,742
Less current maturities for scheduled payments and premium amortization of debt	(3,872,294)	(8,325,144)

Long-term debt, non-current	$27,157,041	$33,623,598

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of the Company’s secured lender under terms of the Tecstar Convertible Notes. As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of its lender, WB Automotive, in satisfaction of the Tecstar Convertible Notes pursuant to the Strict Foreclosure Agreement discussed in Note 3. In connection therewith, the Company’s outstanding debt instruments payable to the lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the Company with incremental net borrowing capacity of $1.9 million. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under a revolving line of credit and the $5.0 million Tecstar Term Note. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with the $10.0 million Term Note B. The Company also assumed $0.7 million in unpaid interest owed under the Tecstar Convertible Notes as part of the restructure.

The Company accounted for the changes in the debt structure as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” as a result of concessions granted by the lender by way of modifications to the terms of the existing debt structure and releases of certain debt obligations and guarantees of the Company. Although the Company calculated a contingent gain on the restructure of the debt obligations with the lender, it did not recognize the gain because it is possible that the gain could be offset by future interest charges resulting from the payment multiplier under the Term Note B described below.

The modified and restructured debt instruments have outstanding obligations of $41.6 million as of April 30, 2008. These consist of a $21.6 million convertible note ($16.2 million face amount, $4.9 million unamortized premium and $0.5 million accrued interest) issued on January 16, 2008 that matures on July 1, 2009

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Convertible Note); a $10.0 million term note issued on January 31, 2007 that matures on January 31, 2010 (Term Note A) and a $10.0 million term note issued on January 16, 2008 that matures on January 16, 2015 (Term Note B).

On May 30, 2008, the Company received $7.5 million in proceeds under the new Term Note C and secured the $10.0 million May 2008 Commitment from its lender. In connection with this incremental financing, the Company and its lender agreed on certain modifications to the Convertible Note, Term Note A and Term Note B.

The Convertible Note, as amended on May 30, 2008, has an annual interest rate of 11.5% with a cash or payment-in-kind option. The holder of the Convertible Note has the right to extend the scheduled maturity date of July 1, 2009 for an additional three years (if exercised, the interest rate is thereafter lowered to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder. The carrying value of the Convertible Note includes an unamortized premium of $4.9 million as of April 30, 2008 that represents the estimated fair value of the conversion option above the face amount of the note transferred from the Tecstar Convertible Notes in connection with the debt restructure. The conversion price on the Convertible Note is $1.35 per share and the holder has the option to convert at any time until maturity. For purposes of disclosing the maturities of long-term debt below, the scheduled maturity date of July 1, 2009 is utilized as an assumption.

As a result of the substantial changes to the Tecstar Convertible Notes and the execution of a guaranty by the Company of the obligations under the Tecstar Convertible Notes in January 2007, there was an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original Tecstar Convertible Notes, with an outstanding balance of $15.0 million just prior to the amendment, were accounted for as an early extinguishment of debt and the amended Tecstar Convertible Notes were accounted for as a new debt instrument and recorded at an estimated fair value of $21.3 million on the date of the January 2007 transaction. The replacement of the original debt instrument with a new debt instrument resulted in a charge of $6.3 million recorded during fiscal year 2007 that is included in loss from discontinued operations. The Company utilized the services of independent valuation consultants to assist in determining the fair value of the new debt instrument. The $6.3 million difference between the fair value and face value of the Tecstar Convertible Notes as of the January 2007 transaction date is being amortized against interest expense over the 65 month expected life (July 2012) of the notes to reflect the effective interest rate of the new debt instrument. In connection with the January 16, 2008 restructure, the amended Tecstar Convertible Notes that were satisfied with the transfer of Tecstar’s assets to the lender were replaced by the new Convertible Note executed by Quantum that had similar terms as the Tecstar Convertible Notes. The initial principal balance of the Convertible Note of $16.2 million consisted of the principal amount of the Tecstar Convertible Notes at the point just prior to the January 2008 restructure of $15.5 million plus unpaid interest owed on the Tecstar Convertible Notes of $0.7 million that was assumed by Quantum. The execution of the Convertible Note was also considered an implied exchange of debt instruments under EITF 96-19, but did not result in a substantial change in the fair value of the obligation as a result of the debt instruments having similar terms. Accordingly, the remaining unamortized balance and the expected remaining life of the premium, arising pursuant to the January 2007 restructure, were not affected by the January 2008 restructure.

The May 2008 modifications to the Convertible Note also now provide for the lender to be entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each coupon that would otherwise have been paid on the portion of the Convertible Note converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of the Company’s common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by $1.50. The maximum amount of the Convertible Note that the lender may convert during the first six months is limited to $8.0 million (Conversion Cap). Provided that, conversions effected on any trading day on which the Company’s shares are trading at a price in excess of $2.50 per share do not count against the Conversion Cap. The Conversion Cap expires after six months. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Term Note A, as amended on January 16, 2008 and on May 30, 2008, has required monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Principal reductions of $0.4 million are required commencing on October 15, 2008, until maturity, with an additional payment of $3.9 million required on March 15, 2009. The Company has the option to prepay the principal ahead of the scheduled payment dates without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume-weighted average price (VWAP) of the Company’s stock for the five business days prior to the payment date. If the Company elects to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules as further defined below, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

The Term Note B, as amended on May 30, 2008, requires monthly interest payments in arrears at a fixed rate of 6.5%. The Company and the holder of the Term Note B cannot prepay or call any part of the principal amount due until January 17, 2010. The Company has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. Although prior to the May 2008 amendment the maximum amount of principal that is payable under the multiplier was $37.5 million, the number of shares issuable in payment of the principal remained fixed at 15.0 million. Upon the reduction of principal of the Term Note B, any increase in the payment or payments resulting from the multiplier will be recorded as a charge to interest expense. In addition, any increase in fair value of the Term Note B, including an anticipated increase in fiscal 2009 as a result of the May 30, 2008 amendment, will be recorded as a charge to interest expense.

On May 30, 2008, the Company received $7.5 million in proceeds under a new term note that matures in August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues on the note at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. The Company may elect to pay the interest in cash or add it to the unpaid principal balance. The Company has the option to prepay the principal ahead of the scheduled payment dates without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the VWAP of its stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date. If the Company elects to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

Also on May 30, 2008, the Company secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at its option and also allows

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. The May 2008 Commitment replaced a $5.0 million commitment obtained in July 2007 with the lender that was unexercised and originally scheduled to expire on August 1, 2008. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment.

Should the Company choose to draw on the May 2008 Commitment, the lender has the option to choose between the three following structures: (i) in exchange for the Company’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in the Company’s common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, the Company granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into the Company’s common stock at a price equal to the market price.

Each of the outstanding debt instruments with the lender have structures that allow for the satisfaction of principal to be paid in shares of the Company’s common stock, either upon conversion, or at the Company’s option under the term notes. Although the Company anticipates that a significant portion or all of the principal obligations can be satisfied in shares in lieu of cash, all of the debt instruments with its lender prohibit the Company from issuing shares to the lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with or under the notes to exceed 19.99% of the Company’s issued and outstanding shares in violation of the Marketplace Rules of the Nasdaq Stock Market (Marketplace Rules).

The Company is currently evaluating the accounting treatment and the impact to the consolidated financial statements associated with the May 2008 modifications of the debt instruments.

Transaction fees associated with the execution of the credit facilities and amendments with the lender and reflected as deferred loan fees on the consolidated balance sheet at April 30, 2007 and 2008, are being amortized against interest expense over the remaining life of the debt instruments.

The Company’s obligations under the Convertible Note and the three term notes under the Credit Agreement are secured by substantially all the Company’s assets. The Company is in compliance with all material covenants, reporting and other requirements of the debt instruments with its lender as of April 30, 2008.

Maturities of long-term debt (excluding effects of new financing and debt modifications occurring on May 30, 2008) for each of the next five twelve-month periods ending April 30 and thereafter, are as follows:

	Scheduled Payments	Amortization of Premium on Convertible Notes	Total Maturities of Long-Term Debt
Fiscal year 2009	$7,162,068	$1,163,076	$8,325,144
Fiscal year 2010	29,703,994	1,163,076	30,867,070
Fiscal year 2011	75,568	1,163,076	1,238,644
Fiscal year 2012	82,877	1,163,076	1,245,953
Fiscal year 2013	77,185	193,850	271,035
Thereafter	896	—	896

	$37,102,588	$4,846,154	$41,948,742

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations:

	Year Ended April 30,
	2006	2007	2008
Income tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(5.1)%	(5.1)%	(5.1)%
Amortization of intangible asset	3.4%	2.9%	3.5%
Other	0.1%	0.8%	0.6%
Valuation allowance	35.6%	35.4%	35.0%

Effective tax rate	0.0%	0.0%	0.0%

The following table presents the provision for income taxes for continuing operations on a separate tax return basis:

	Year Ended April 30 ,
	2006	2007	2008
Current:
State and local	$1,600	$1,600	$1,600

Deferred:
Federal	(8,817,000)	(15,857,000)	(16,751,000)
State and local	(480,000)	(750,000)	(2,383,000)

	(9,297,000)	(16,607,000)	(19,134,000)
Less: Change in valuation allowance	9,297,000	16,607,000	19,134,000

Subtotal	—	—	—

Income tax expense	$1,600	$1,600	$1,600

The components of deferred tax assets and liabilities for continuing operations are as follows:

	Year Ended April 30,
	2007	2008
Deferred income tax assets:
Accrued compensation	$213,000	$290,000
Accrued warranty	182,000	260,000
Inventory	667,000	413,000
Loss on debt extinguishment	—	1,895,000
Share based compensation	1,059,000	1,801,000
Other	267,000	759,000
Tax credits	765,000	765,000
Net operating loss carryforwards	42,739,000	58,632,000

	45,892,000	64,815,000
Less: Valuation allowance	(45,422,000)	(64,555,000)

Total deferred income tax assets	470,000	260,000

Deferred income tax liabilities:
Equipment and leasehold improvements	(470,000)	(260,000)

Net deferred tax assets	$—	$—

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 30, 2008, the Company has federal net operating loss carryforwards of approximately $161.1 million available to offset future federal taxable income. The federal net operating losses expire between the years 2021 and 2028. The Company has state net operating loss carryforwards of approximately $75.6 million available to offset future state taxable income. The state net operating losses expire between 2014 and 2018. The Company has federal credit carryforwards of $0.4 million that do not expire and state credit carryforwards of $0.3 million that will expire within the next five years. The net operating loss carryforwards include approximately $0.8 million of deductions related to stock option exercises. If and when the Company reduces any portion of its valuation allowance related to the stock option compensation deduction, the benefit will be added to stockholders equity, rather than being shown as a reduction of future income tax expense.

The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. The Company has incurred such an event in the past which limits the future use of its losses and may result in expiration of a portion of the losses before utilization. The Company may also have incurred such an event or events over recent years; however, the Company has not completed a current study to determine the extent of the limitations. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position under FIN 48.

The Company has established a full valuation allowance against its deferred tax assets since based on the Company’s lack of earnings history and current evidence, it is unlikely that the assets will be fully realized.

13. Commitments and Contingencies

Leases

The Company leases its principal executive offices, located in Irvine, California, from Cartwright, LLC (Cartwright). Cartwright is owned by the Company’s Chief Executive Officer, the Company’s Chairman of the Board and parties unrelated to the Company. Cartwright acquired the real property from an unrelated third party on March 3, 2006. The Company’s lease terms were unchanged by the purchase of the property by Cartwright. On October 17, 2007, the Company entered into a Lease Termination Agreement with Cartwright, under which the parties agreed that the lease for the Company’s principal corporate offices will terminate one year earlier than originally scheduled. The lease was originally scheduled to terminate on August 31, 2009. Total payments under the lease agreement for fiscal years 2008 and 2007 amounted to $0.6 million and $0.6 million, respectively, and for the period March 3, 2006 to April 30, 2006 amounted to $0.1 million. The Company is obligated to pay Cartwright a lease termination fee of $0.2 million.

The Company has certain non-cancelable operating leases for facilities and equipment for continuing operations. Future minimum lease commitments under non-cancelable operating leases at April 30, 2008 are as follows:

Lease Obligation
2009	$1,489,242
2010	1,684,809
2011	1,724,841
2012	1,763,853
2013	1,813,313
Thereafter	3,953,917

Total minimum lease payments	$12,429,975

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense under the operating leases of continuing operations for fiscal years ended April 30, 2006, 2007 and 2008 was approximately $1.5 million, $1.3 million and $1.5 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

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

Compensation Plans

The Company sponsors a defined contribution plan (the “401K Plan”) that is qualified under Internal Revenue Service Code Section 401(k). The 401K Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Under the 401K Plan, all applicable employees who are at least age twenty-one or older are eligible to participate in the 401K Plan at the beginning of the next month after their first day of employment with the Company. Contributions to the 401K Plan are based on funding standards established by ERISA. The Company’s matching contributions under the 401K Plan are discretionary and match elective salary deferrals up to 3% of compensation.

Contributions attributable to the Company for continuing operations approximated $0.3 million, $0.3 million and $0.2 million for fiscal years ended April 30, 2006, 2007 and 2008, respectively.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. The Company’s obligation under the terms of these agreements for the fiscal year ending April 30, 2009 is approximately $2.7 million. The Company’s obligation beyond fiscal year 2009 totals approximately $2.3 million.

Strategic Alliance with General Motors

Pursuant to the strategic alliance with General Motors (see Note 4), the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2007, the Company anticipates that this commitment will be waived or partially waived in the future. During fiscal 2008, total spending on directed research and development projects with General Motors approximated $0.1 million.

The strategic alliance also requires the Company to pay royalties for products sold using certain technologies covered by the alliance. No royalty expense was incurred under the arrangement for any of the periods reported in the financial statements.

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

The Company considers common equivalent shares from the exercise of stock options, warrants and convertible debt payable in the instance where the shares are dilutive to net income of the Company by application of the treasury stock method. The effects of stock options, warrants and convertible debt were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30
	2006	2007	2008
Numerators for basic and diluted loss per share data—to common stockholders:
Loss from continuing operations	$(18,345,896)	$(22,636,701)	$(18,963,808)
Loss from discontinued operations	$(17,187,159)	$(117,892,596)	$(66,062,163)
Net loss	$(35,533,055)	$(140,529,297)	$(85,025,971)
Denominator for basic and diluted loss per share data—weighted-average shares	53,283,956	61,760,458	76,791,382
Basic and diluted per share data:
Loss from continuing operations	$(0.35)	$(0.37)	$(0.25)
Loss from discontinued operations	$(0.32)	$(1.91)	$(0.86)
Net loss	$(0.67)	$(2.28)	$(1.11)

For fiscal years ended April 30, 2006, 2007 and 2008, options to purchase approximately 5.0 million, 5.8 million and 6.0 million and warrants to purchase approximately zero, 3.3 million, and 19.7 million shares of common stock, respectively, were excluded in the computation of diluted per share data, as the effect would be anti-dilutive. In addition, for the fiscal years ended April 30, 2006, 2007 and 2008, a convertible note obligation convertible into approximately 2.6 million, 6.4 million and 12.0 million shares of common stock, respectively, were excluded in the computation of diluted per share data, as the effect would be anti-dilutive.

15. Stockholders’ Equity

Authorized Capital Stock

The Company’s authorized stock consists of 20.0 million shares of preferred stock and 250.0 million shares of common stock. Of the 250.0 million shares of common stock, 2.0 million are designated as Series B common stock.

Quantum Common Stock

Holders of common stock are entitled to one vote for each share on all matters voted on by stockholders. Holders of common stock do not have cumulative voting rights in the election of directors.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Holders of common stock do not have subscription, redemption or conversion privileges. Subject to the preferences or other rights of any preferred stock that may be issued from time to time, holders of common stock will be entitled to participate ratably in dividends of the Company’s common stock as declared by the board of directors. Holders of common stock will be entitled to share ratably in all assets available for distribution to stockholders in the event of liquidation or dissolution of the Company, subject to distribution of the preferential amount, if any, to be distributed to holders of preferred stock. No holder of any capital stock of the Company authorized at any such distribution date will have any preemptive right to subscribe for or purchase any securities of any class or kind of the Company.

Series B Common Stock

Shares of the Company’s Series B common stock, held entirely by General Motors, are not entitled to vote on any matters voted on by stockholders except as otherwise specifically required by law. In the event the Company issues additional shares of common stock as a dividend or other distribution on the Company’s outstanding common stock, or a subdivision or combination of common stock into a smaller or greater number of shares, the number of shares of Series B common stock will be adjusted to that number of shares of Series B common stock that is equal to the percentage of all outstanding shares of all series of the Company’s common stock (excluding shares issued pursuant to a board-approved stock option or equity incentive plan) that the holders of Series B common stock held prior to such event. Upon the transfer of any of the outstanding shares of Series B common stock to any person or entity that is not controlled by or under common control with General Motors, the transferred shares of Series B common stock will convert into an equal number of shares of the Company’s common stock. Subject to the preferences or other rights of any preferred stock that may be issued from time to time, holders of the Company’s Series B common stock will be entitled to participate ratably in dividends on the Company’s common stock as declared by the Company’s board of directors. Holders of the Company’s Series B common stock will be entitled to share ratably in all assets available for distribution to stockholders in the event of liquidation or dissolution of the Company, subject to distribution of the preferential amount, if any, to be distributed to holders of preferred stock.

Preferred Stock

The Company’s charter authorizes the board of directors, without any vote or action by the holders of common stock, to issue up to 20.0 million shares of preferred stock from time to time in one or more series. The Company’s board of directors are authorized to determine the number of shares and designation of any series of preferred stock and the dividend rights, dividend rate, conversion rights and terms, voting rights (full or limited, if any), redemption rights and terms, liquidation preferences and sinking fund terms of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of the Nasdaq Global Market or other organizations on whose systems the Company’s stock may then be quoted or listed. Depending upon the terms of preferred stock established by the Company’s board of directors, any or all series of preferred stock could have preference over the Company’s common stock with respect to dividends and other distributions and upon liquidation of the Company. Issuance of any such shares with voting powers, or issuance of additional shares of the Company’s common stock, would dilute the voting power of the Company’s outstanding common stock. The Company has no present plans to issue any preferred stock.

Restricted Stock

On May 1, 2005 the Company issued a total of 91,806 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $3.54, was approximately $0.3 million and was recorded as compensation expense ratably over the three year restricted period until they vested in full on May 1, 2008.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 14, 2008, the Company issued a total of 420,000 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and all non-employee Directors of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $0.80, was approximately $0.3 million and will be recorded as compensation expense ratably over the three year restricted period until they vested in full on March 14, 2011. There has been no other restricted stock granted, vested or forfeited during the three year period ended April 30, 2008.

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

In connection with the $18.75 million private placement transaction that was completed on June 22, 2007, investors received warrants to purchase 15.0 million shares of common stock at $2.09 per share, which included 2.5 million shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement. The warrants expire in December 2014 and have a fair value of $16.8 million. The June 2007 private placement triggered a contractual reset of the exercise price of the “A” warrants issued in October 2006 from $2.36 to $1.50 per share.

Pursuant to the private placement transactions, the Company entered into registration rights agreements that required the Company to file registration statements with the SEC registering the shares issued for resale. The Company evaluated the warrants and related registration rights agreements in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate due to the fact that the contracts are required to be physically settled in shares of the Company’s common stock. The proceeds from the transactions have been allocated to the stock and the warrants based on their relative fair values; however, the Company aggregated the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

There were no warrants outstanding as of April 30, 2006. During fiscal 2007, certain of the October 2006 private placement investors exercised “B” warrants and therefore received additional “A” warrants. Gross proceeds from the exercise amounted to $1.3 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant activity and warrants outstanding for the three years ended April 30, 2008 is as follows:

	Warrant Type				Totals
	June 2006 Warrants	October 2006 “A” Warrants	October 2006 “B” Warrants	June 2007 Warrants
Warrants outstanding at April 30, 2006	—	—	—	—	—
Issued—original number	880,506	2,134,146	1,829,179	—	4,843,831
Issued—additional number	—	268,728	—	—	268,728
Exercised	—	—	(767,797)	—	(767,797)
Expired	—	—	(1,061,382)	—	(1,061,382)

Warrants outstanding at April 30, 2007	880,506	2,402,874	—	—	3,283,380
Issued—additional number	—	1,377,648	—	15,000,000	16,377,648

Warrants outstanding at April 30, 2008	880,506	3,780,522	—	15,000,000	19,661,028

Exercise Price	$3.94	$1.50	$1.64	$2.09
Expiration Date	June 2011	April 2014	Feb 2007	Dec 2014

Stock Options

The Company has one stock option plan, the 2002 Stock Incentive Plan (the “Options Plan”), which provides that options to purchase shares of the Company’s unissued common stock may be granted to directors, employees, associates and consultants. Options expire ten years after the date of grant or 30 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. New shares are issued to satisfy stock option exercises under the Options Plan. Options awarded are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

Below is a summary of the options activity for the three-year period ending April 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2005	4,092,075	$4.96
Granted	1,461,000	4.27
Exercised	(132,050)	3.42
Forfeited	(452,333)	4.93

Options outstanding at April 30, 2006	4,968,692	4.78
Granted	1,582,000	2.76
Exercised	(10,400)	3.23
Forfeited	(563,650)	4.06
Expired	(205,448)	5.04

Options outstanding at April 30, 2007	5,771,194	4.30
Granted	1,770,000	0.80
Exercised	—	—
Forfeited(1)	(884,875)	4.18
Expired (1)	(687,625)	4.78

Options outstanding at April 30, 2008	5,968,694	$3.33	7.5	$929,400

Vested and expected to vest at April 30, 2008	5,501,873	$3.50	7.3	$749,672
Options exercisable at April 30, 2006	1,664,942	$4.75
Options exercisable at April 30, 2007	2,608,944	$4.73
Options exercisable at April 30, 2008	2,960,194	$4.65	5.9	$—

(1)	Includes options terminated in connection with the disposal of the Tecstar Automotive Group segment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.32 per share as of the last business day of the fiscal year ended April 30, 2008, which amount would have been received by the optionees had all options been exercised on that date.

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2008:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life Remaining	Average Price	Number of Shares	Average Price
$0.80 – $0.98	1,770,000	9.87	$0.80	—	$0.00
$0.98 – $1.96	10,000	8.70	1.68	2,500	1.68
$1.96 – $2.95	815,000	8.25	2.76	215,000	2.73
$2.95 – $3.93	992,125	4.84	3.37	980,625	3.37
$3.93 – $4.91	984,440	6.66	4.36	569,940	4.41
$4.91 – $5.89	852,826	6.68	5.76	647,826	5.76
$5.89 – $6.87	517,503	5.79	6.60	517,503	6.60
$6.87 – $7.86	20,000	5.96	7.46	20,000	7.46
$7.86 – $9.82	6,800	2.30	9.82	6,800	9.82

	5,968,694	7.45	3.33	2,960,194	4.65

A summary of the options activity of the Company’s non-vested options and changes during fiscal 2008 is as follows:

	Number of Shares	Weighted-Average		Remaining Unrecognized Compensation Cost
		Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2007	3,162,250	$3.04
Granted	1,770,000	0.57
Vested	(1,038,875)	3.34
Forfeited	(884,875)	2.92

Nonvested outstanding at April 30, 2008	3,008,500	$1.51	3.3	$3,206,813

On May 1, 2007, an additional 1,951,572 shares of common stock became available for future grant under the Options Plan pursuant to an “evergreen” provision contained in the Options Plan. On March 14, 2008, the Company granted 1,770,000 additional options under the Options Plan. The exercise price of $0.80 for the options granted equaled the market price of the underlying stock on the date of the grant. At April 30, 2008, there were 3,055,858 shares of common stock available for grant under the Options Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available

The number of undesignated shares available as of May 30, 2008, which represents the date the Company issued Term Note C and restructured its existing debt obligations, all of which are potentially payable in shares, is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares authorized	248,000,000	2,000,000	20,000,000
Less shares issued and outstanding	(77,972,399)	(999,969)	—
Less shares designated for issuance under:
Stock options	(5,968,694)	—	—
Warrants	(19,661,028)	—	—
Conversion of principal under Convertible Note(1)	(11,996,797)	—	—
Make-Whole Amount provision under Convertible Note(2)	(4,940,791)	—	—
Repayment of principal under Term Note A(3)	(4,331,817)	—	—
Repayment of principal under Term Note B(4)	(15,000,000)	—	—
Repayment of principal under Term Note C(3)	(3,248,863)	—	—

Total shares designated for future issuance	(65,147,990)	—	—

Undesignated shares available	104,879,611	1,000,031	20,000,000

(1)	Conversion price for repayment of principal in shares is fixed at $1.35 per share.
(2)	Conversion price for repayment of Make-Whole Amount in shares is fixed at $1.50 per share.
(3)	Repayment of principal in shares is at Company’s option at 95% of market price. Market price used is $2.43 per share which represents the Company’s closing share price on May 30, 2008.
(4)	Repayment of principal in shares is at Company’s option, but share price must be above $0.50 and number of shares is fixed at 15.0 million.

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statement of operations and in the financial information by reportable business segment in Note 16 for the years ended April 30, 2007 and 2008 is:

	Year Ended April 30, 2007
	Quantum Fuel Systems	Corporate	Discontinued Operations	Total
Continuing operations:
Cost of product sales	$157,115	$—	$—	$157,115
Research and development	244,079	—	—	244,079
Selling, general and administrative	129,888	3,010,590	—	3,140,478
Discontinued operations	—	—	913,387	913,387

Total share-based compensation	$531,082	$3,010,590	$913,387	$4,455,059

	Year Ended April 30, 2008
	Quantum Fuel Systems	Corporate	Discontinued Operations	Total
Continuing operations:
Cost of product sales	$96,216	$—	$—	$96,216
Research and development	169,490	—	—	169,490
Selling, general and administrative	22,117	2,570,797	—	2,592,914
Discontinued operations	—	—	98,181	98,181

Total share-based compensation	$287,823	$2,570,797	$98,181	$2,956,801

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

	Year Ended April 30,
	2006	2007	2008
Weighted average grant date fair value per share	$3.13	$1.96	$0.57
Intrinsic value of options exercised	$127,476	$12,335	n/a
Total fair value of options vested during the period	$3,911,622	$4,500,501	$3,467,308

The fair value of options granted was estimated using the following weighted–average assumptions:

	Year Ended April 30,
	2006	2007	2008
Dividend yield	0.0%	0.0%	0.0%
Expected life—years	6.6	5.5	5.8
Risk-free interest rate	5.0%	4.8%	2.4%
Expected volatility of common stock	84.4%	82.7%	85.1%

16. Business Segment and Geographic Information

Business Segments

The Company previously classified its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. As discussed further in Note 3, the Tecstar Automotive Group business segment ceased operations in connection with a series of transactions that were completed on January 16, 2008 that resulted in the transfer of all the Tecstar businesses to an affiliate of the Company’s lender. As a result, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations for all periods presented. The Quantum Fuel Systems business segment was not affected by the disposal of the Tecstar Automotive Group business segment. The product and contract revenues for continuing operations of the Company were all generated by the Quantum Fuel Systems segment for all periods presented. The Corporate reportable segment consists of general and administrative expenses incurred at the corporate level that indirectly support the Company’s ongoing Quantum Fuel Systems operating segment and the Company’s anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and the Company’s board of directors. Certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations as a result of the disposal of the Tecstar Automotive Group segment.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners. General Motors comprised 71%, 70% and 64% of the total Quantum Fuel Systems segment revenue reported for fiscal years 2006, 2007 and 2008, respectively.

Prior to its disposal, the Tecstar Automotive Group segment previously comprised of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency. The Tecstar Automotive Group primarily consisted of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks.

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions, prior to the write-off of the remaining unamortized balance in the first quarter of fiscal 2008 as disclosed in Note 3, were reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. The goodwill allocated to the Tecstar Automotive Group was determined to be impaired and written-off in the second quarter of fiscal 2007. Goodwill associated with the Regency acquisition was reported in the Tecstar Automotive Group business segment prior to its write-off in the first quarter of fiscal 2008.

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

Geographic Information

The Company’s long-lived assets as of April 30, 2008 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada, the Company’s affiliate, Asola, is based in Erfurt, Germany, and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

The Company’s revenue by country is as follows (in thousands):

	Year Ended April 30,
	2006	2007	2008
Germany	$5,848	$4,031	$12,186
United States	12,130	10,925	11,348
Japan	1,610	1,053	1,547
Iceland	—	—	949
Hungary	—	—	371
Norway	47	1,439	—
Other	147	231	96

Total	$19,782	$17,679	$26,497

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Year Ended April 30,
	2006	2007	2008
Operating Loss
Quantum Fuel Systems	$(13,383)	$(12,444)	$(7,340)
Corporate	(5,912)	(10,992)	(11,431)

Total	$(19,295)	$(23,436)	$(18,771)

Capital Expenditures
Quantum Fuel Systems	$1,335	$208	$1,629
Corporate	10	—	2

Total	$1,345	$208	$1,631

Depreciation
Quantum Fuel Systems	$2,063	$2,232	$2,109
Corporate	16	16	13

Gross Total	$2,079	$2,248	$2,122

Amortization of Intangibles
Quantum Fuel Systems	$1,661	$1,674	$1,676

Selected financial information for discontinued operations is as follows (in thousands):

	Year Ended April 30,
	2006	2007	2008
Discontinued Operations:
Capital Expenditures	$6,615	$5,362	$906
Depreciation	$4,342	$5,178	$1,577
Amortization of Intangibles	$2,422	$2,862	$698

Identifiable assets by reporting segment is as follows (in thousands):

	April 30,	April 30,
	2007	2008
Identifiable Assets
Quantum Fuel Systems	$54,284	$61,753
Corporate	8,337	7,033
Tecstar Automotive Group	104,922	—

	$167,543	$68,786

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Revenue and Purchase Concentrations

During fiscal years 2006, 2007 and 2008, General Motors and affiliated companies’ revenue comprised 71%, 70%, and 64% of the Company’s total revenue for continuing operations, respectively. As of April 30, 2007 and 2008, General Motors and affiliated companies’ accounts receivable comprised 60% and 83% of the Company’s total outstanding accounts receivable, respectively.

During fiscal years 2006, 2007 and 2008, respectively, purchases from one supplier constituted approximately 27%, 20% and 18% of net raw materials purchases. In fiscal year 2006, 2007 and 2008, 10 suppliers accounted for approximately 78%, 73% and 72% of net raw materials purchases, respectively.

18. Quarterly Results of Operations

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2007
Product sales	$4,561	$3,765	$765	$1,572
Contract revenue	2,515	1,477	1,496	1,528
Total revenue	7,076	5,242	2,261	3,100
Cost of product sales	3,835	3,896	548	1,205
Gross profit (loss) on product sales	726	(131)	217	367
Research and development expense	4,625	3,453	3,223	2,845
Loss from continuing operations	(5,565)	(6,009)	(5,541)	(5,521)
Loss from discontinued operations	(7,861)	(83,321)	(16,049)	(10,662)
Net loss	(13,426)	(89,330)	(21,590)	(16,183)
Net loss per share—basic and diluted	(0.23)	(1.50)	(0.33)	(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2008
Product sales	$1,455	$3,260	$2,521	$4,620
Contract revenue	2,054	2,917	4,625	5,045
Total revenue	3,509	6,177	7,146	9,665
Cost of product sales	1,591	2,544	2,009	3,871
Gross profit (loss) on product sales	(136)	716	512	749
Research and development expense	3,196	3,820	4,691	5,792
Loss from continuing operations	(5,825)	(4,611)	(3,843)	(4,685)
Income (loss) from discontinued operations	(61,021)	(7,526)	2,485	—
Net loss	(66,846)	(12,137)	(1,358)	(4,685)
Net loss per share—basic and diluted	(0.94)	(0.15)	(0.02)	(0.06)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts of the Company’s continuing operations are as follows:

Account Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions and Other Adjustments	Balance at End of Year
Allowance for doubtful accounts for the year ended:
April 30, 2006	$74,070	$48,001	$22,217	$144,288
April 30, 2007	144,288	40,944	(506)	184,726
April 30, 2008	184,726	643,178	(220,943)	606,961

Provision for obsolescence reserve for the year ended:
April 30, 2006	$1,845,832	$(453,103)	$(49,773)	$1,342,956
April 30, 2007	1,342,956	362,404	—	1,705,360
April 30, 2008	1,705,360	186,318	(836,130)	1,055,548

Warranty reserve for the year ended:
April 30, 2006	$667,564	$(185,967)	$(117,634)	$363,963
April 30, 2007	363,963	119,342	(16,932)	466,373
April 30, 2008	466,373	603,216	(403,983)	665,606

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2008

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	July 2, 2008

/s/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	July 2, 2008

/s/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	July 2, 2008

/s/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	July 2, 2008

/s/ JEFFREY P. BEITZEL Jeffrey P. Beitzel	Director and Chief Operating Officer	July 2, 2008

/s/ BRIAN A. RUNKEL Brian A. Runkel	Director	July 2, 2008

/s/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	July 2, 2008

/s/ CARL E. SHEFFER Carl E. Sheffer	Director	July 2, 2008

/s/ THOMAS J. TYSON Thomas J. Tyson	Director	July 2, 2008

/s/ PAUL GRUTZNER Paul Grutzner	Director	July 2, 2008