Form 10-Q
period 2008-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2008-09-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 5, 2008:

92,447,769 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	July 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,023,715	$9,011,323
Accounts receivable, net	9,664,751	5,545,546
Inventories, net	6,062,137	6,186,488
Prepaids and other current assets	990,925	739,857

Total current assets	22,741,528	21,483,214

Property and equipment, net	3,852,566	4,829,736
Deferred loan fees	343,711	—
Investment in affiliate	2,780,526	3,017,526
Intangible assets, net	7,020,606	6,605,662
Goodwill	30,400,000	30,400,000
Deposits and other assets	1,646,683	3,245,484

Total assets	$68,785,620	$69,581,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364,580	$2,617,834
Accrued payroll obligations	1,422,779	1,133,815
Deferred revenue	4,707,634	7,055,016
Accrued warranties	665,606	468,796
Obligation payable to affiliate	1,869,000	—
Other accrued liabilities	1,458,086	2,000,219
Current maturities of long-term debt	8,325,144	21,532,148

Total current liabilities	21,812,829	34,807,828

Long-term debt, net of current maturities	33,623,598	19,888,781

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2008 and July 31, 2008	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2008 and July 31, 2008	1,000	1,000

Common stock, $.001 par value; 248,000,000 shares authorized; 77,972,399 issued and outstanding at April 30, 2008 and 81,432,954 issued and outstanding at July 31, 2008	77,972	81,433
Additional paid-in-capital	309,901,962	358,587,852
Accumulated deficit	(296,631,741)	(343,785,272)

Total stockholders’ equity	13,349,193	14,885,013

Total liabilities and stockholders’ equity	$68,785,620	$69,581,622

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,
	2007	2008
Revenue:
Net product sales	$1,455,383	$213,713
Contract revenue	2,053,904	3,516,977

Total revenue	3,509,287	3,730,690

Costs and expenses:
Cost of product sales	1,591,053	653,708
Research and development	3,195,511	4,619,442
Selling, general and administrative	4,047,619	4,247,440
Amortization of intangibles	418,770	414,944

Total costs and expenses	9,252,953	9,935,534

Operating loss	(5,743,666)	(6,204,844)

Interest expense, net	(446,287)	(1,124,272)
Loss on modification of debt	—	(39,763,016)
Minority interest in losses of subsidiary	373,622	—
Equity in losses of affiliates, net	—	(60,750)
Other expense, net	(7,606)	(249)

Loss from continuing operations before income taxes	(5,823,937)	(47,153,131)

Income tax expense	(400)	(400)

Net loss from continuing operations	(5,824,337)	(47,153,531)

Loss from discontinued operations, net of tax effects	(61,021,233)	—

Net loss	$(66,845,570)	$(47,153,531)

Per share data - basic and diluted:
Loss from continuing operations	$(0.08)	$(0.59)
Loss from discontinued operations	(0.86)	—

Net loss	$(0.94)	$(0.59)

Number of shares used in per share calculation - basic and diluted	71,351,281	79,941,645

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended July 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(66,845,570)	$(47,153,531)
Add: net loss from discontinued operations, net of income tax	61,021,233	—

Loss from continuing operations	(5,824,337)	(47,153,531)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	883,642	936,077
Share-based compensation charges	735,583	577,104
Minority interest in losses of subsidiary	(373,622)	—
Loss on modification of debt	—	39,763,016
Other non-cash items	(307,578)	417,612
Changes in operating assets and liabilities:
Accounts receivable	(1,585,968)	4,119,205
Other assets	(1,200,083)	(1,472,084)
Accounts payable	673,890	(746,746)
Deferred revenue and other accrued liabilities	582,433	2,126,428

Net cash used in operating activities of continuing operations	(6,416,040)	(1,432,919)
Net cash used in operating activities of discontinued operations	(6,280,993)	—

Net cash used in operating activities	(12,697,033)	(1,432,919)

Cash flows from investing activities:
Purchases of property and equipment	(114,477)	(1,498,303)
Proceeds from sale of property and equipment	76,543	—
Investment in discontinued operations	(9,124,257)	—
Investment in affiliates	—	(2,166,750)

Net cash used in investing activities of continuing operations	(9,162,191)	(3,665,053)
Net cash provided by investing activities of discontinued operations	8,832,818	—

Net cash used in investing activities	(329,373)	(3,665,053)

Cash flows from financing activities:
Borrowings on notes and other obligations	—	7,500,000
Payments on notes and other obligations	(1,492)	(14,420)
Payments on revolving credit agreements	(3,880,514)	—
Proceeds from issuance of common stock, net of transaction fees	17,610,252	—
Proceeds from exercise of warrants	—	600,000
Contributions from minority interest holders	381,033	—

Net cash provided by financing activities of continuing operations	14,109,279	8,085,580
Net cash used in financing activities of discontinued operations	(155,770)	—

Net cash provided by financing activities	13,953,509	8,085,580

Effect of exchange rate changes on cash on continuing operations	(2,147)	—
Effect of exchange rate changes on cash of discontinued operations	7,702	—

Net effect of exchange rate changes on cash	5,555	—

Net increase in cash and cash equivalents	932,658	2,987,608
Cash and cash equivalents at beginning of period	4,018,986	6,023,715

Cash and cash equivalents at end of period	$4,951,644	$9,011,323

Cash and cash equivalents at end of period of continuing operations	$1,363,432	$9,011,323

Cash and cash equivalents at end of period of discontinued operations	$3,588,212	$—

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

July 31, 2008

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

On January 16, 2008, the Company completed a series of transactions that resulted in the disposal of substantially all the assets of the Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment comprised all of the business activities acquired via the acquisition of Tecstar Automotive Group, Inc. (Tecstar Automotive Group), formerly known as Starcraft Corporation, that occurred on March 3, 2005 and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency Conversions, Inc. (Regency). See Note 2.

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. See Note 3.

On August 7, 2007, the Company obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. The Company’s ownership interest in Fisker Automotive as of July 31, 2008 was 30.7% as a result of financing activities completed by Fisker Automotive. See Note 3.

On March 24, 2006, the Company obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. The Company’s ownership interest in ALP as of July 31, 2008, was 16.1% as a result of financing activities completed by ALP. See Note 3.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 due to the nature of the controlling voting interest the Company had secured in ALP during this period. Subsequent to this period and as a result of additional financing obtained by ALP that diluted the Company’s equity stake and voting interests, the Company no longer maintained its control of a majority of the voting interests in ALP and deconsolidated ALP. However, since the Company still has the ability to exert significant influence on ALP due to its board representation and its voting interests, the Company accounts for its ownership interest in ALP under the equity method of accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Capital Resources

On August 25, 2008, the Company completed a public offering of 9.0 million units, with each unit consisting of one share of common stock and one warrant to purchase an additional 1.5 shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share, are immediately exercisable and will expire on August 25, 2015 (see Note 9). The net proceeds to the Company from the public offering, after deducting placement agent fees and estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the public offering, were approximately $17.7 million.

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a new term note that matures on August 31, 2009 (Term Note C) and secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment. In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, the Company and its lender agreed on certain modifications to the existing Convertible Note, Term Note A and Term Note B. See Note 8.

Liquidity

The Company’s principal sources of liquidity amount to $36.7 million, consisting of $9.0 million of cash and cash equivalents at July 31, 2008, $17.7 million of net proceeds received from the public offering completed on August 25, 2008, and $10.0 million of available committed funding from its lender that the Company secured on May 30, 2008. Based on current projections and estimates, the Company believes that its working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least July 31, 2009.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company over the next twelve months, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of debt instruments, the realization of deferred taxes, useful lives for depreciation/ amortization of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as a charge for the modification of debt instruments, the impairment of certain long-lived assets and the classification of historical activities of the Tecstar Automotive Group business segment as discontinued operations.

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

New Accounting Pronouncements- Adopted

Fair Value Measurements

Effective May 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) for its financial assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is defined under a hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following: Level (1) unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level (2) quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or Level (3) prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies.

The Company does not have any financial assets or liabilities that are measured on a recurring basis; however, the Company measured the fair value of debt instruments (as discussed below) on the income approach during the first quarter of fiscal 2009 using unobservable inputs consistent with Level 3 that were significant to the fair value measurement of the debt.

On May 30, 2008, the Company and its lender agreed to certain substantial modifications to its Convertible Note and Term Note B debt instruments that are described further in Note 8. As a result of the modifications, there was an implied exchange of debt instruments. The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were recorded at their estimated fair values of $45.1 million and $26.3 million, respectively. The Company determined the fair values of the amended debt instruments primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. The Company used an estimated annual volatility rate of 77% based on historical share prices of its common stock and used risk free rates ranging from 3.2% to 3.7% for the amended debt instruments.

The Company did not adopt FAS 157 for non-financial assets and liabilities as the FASB has deferred the effective date of FAS 157 until January 1, 2009 for these instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FAS 157-2.

Effective May 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under SFAS 159 for any of its financial assets or liabilities.

New Accounting Pronouncements- Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for the Company at the beginning of its 2010 fiscal year. The Company does not believe that the adoption of FAS141R will have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company is currently assessing the impact that EITF 07-5 will have on its consolidated financial position and results of operations.

2) Discontinued Operations

As a result of the disposal of the Tecstar businesses during the third quarter of fiscal 2008, the historical activities and balances of the Tecstar Automotive Group business segment are reported as discontinued operations in the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

The historical operating results of the Tecstar Automotive Group business segment for the first quarter of fiscal year 2008, classified as discontinued operations, were as follows:

Three months ended July 31, 2007
Revenue:
Net product sales	$25,049,750
Contract revenue	1,877,198

Total revenue	26,926,948

Costs and expenses:
Cost of product sales	24,213,505
Research and development	1,887,043
Selling, general and administrative	6,316,200
Amortization of intangibles	698,570
Impairment of long-lived assets (1)	58,900,000

Total costs and expenses	92,015,318

Operating loss	(65,088,370)

Interest expense, net	(870,649)
Other expense, net	(5,086)

Loss from discontinued operations before taxes	(65,964,105)

Income tax benefit (2)	4,942,872

Loss from discontinued operations	$(61,021,233)

(1)	Represents impairment charges of $45.8 million related to intangibles, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.
(2)	Tax benefit realized mainly related to the elimination of a deferred tax liability in the amount of $4.9 million recognized in connection with the impairment of the remaining unamortized balances of intangibles assets.

3) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive) to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Through July 31, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s ownership interest to 30.7% (since diluted to 21.9% as of September 4, 2008). There are six members on Fisker Automotive’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of Fisker Automotive. Fisker Automotive will need to raise substantial additional capital in order to complete future phases of development, testing, and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in Fisker Automotive.

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

Fisker Automotive has incurred accumulated deficits from inception through July 31, 2008 for design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2008 and July 31, 2008 is zero and there is no activity to be reported in the Company’s consolidated statement of operations for the year ended April 30, 2008 and quarter ended July 31, 2008.

During the third quarter of fiscal 2008, the Company completed an initial concept analysis program on powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million contractual arrangement. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company is developing the powertrain and software control systems and will integrate its plug-in hybrid electric vehicle architecture known as “Q-Drive” for the Fisker Karma production model that is expected to have initial deliveries beginning in the fourth quarter of calendar 2009. The Company has received $8.5 million in cash from Fisker Automotive and has recognized $3.0 million in cumulative contract revenue through July 31, 2008 of which $0.8 million was recognized during the first quarter of fiscal 2009. The cash received and contract billings generated in excess of the revenue earned, of $4.3 million and $6.5 million as of April 30, 2008 and July 31, 2008, respectively, is included as part of deferred revenue on the condensed consolidated balance sheet.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture is established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro. The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008 and July 31, 2008. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN 46R.

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above that was classified as obligation payable to affiliate on the condensed consolidated balance sheet as of April 30, 2008.

Asola has reported total assets of 15.8 million euro; total liabilities of 11.9 million euros, including debt obligations of 1.1 million euros, as of July 31, 2008; revenues of 10.0 million euro and net profits of 0.6 million euro for the three months ending July 31, 2008. The Company’s equity in earnings of Asola was US$0.2 million for the three months ending July 31, 2008.

On November 7, 2007 the Company entered into an agreement with Asola under which it agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement dated November 1, 2007 to which Asola is a party. Asola’s obligations under the long-term solar cell supply agreement includes the required purchase by Asola of solar cells with a cumulative power of 155 mega watts peak (MWp) for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007 and agreed to pay up to 1.5 million euro of the prepayment due in September 2008 and up to 2.5 million euro of the prepayment due in September 2009. The Company’s payment to Asola in October 2007 in connection with the solar cell arrangement is included in deposits and other assets on the condensed consolidated balance sheets as of April 30, 2008 and July 31, 2008. The Company made an additional 1.0 million euro (US$1.6 million) prepayment on July 17, 2008. The Company anticipates that Asola will generate cash flows sufficient to cover a portion of the prepayments; however, if there is insufficient cash available within Asola operations, the Company will endeavor to raise funds specifically for Asola to cover the shortfall. The Company had not purchased any solar cells from Asola under the arrangement through July 31, 2008.

The long-term solar cell supply agreement secures a ten-year supply of silicon photovoltaic solar cells that Asola and the Company anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States.

The Company’s unconditional remaining obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in euros and in U.S dollars based on the currency exchange rate as of July 31, 2008) are as follows:

	Euros:	US Dollars:
Five months ended December 2008	€1,421,000	$2,217,000
Twelve months ended December 2009	5,844,000	9,117,000
Twelve months ended December 2010	8,110,000	12,652,000
Twelve months ended December 2011	15,720,000	24,523,000
Twelve months ended December 2012	15,220,000	23,743,000
Thereafter	68,495,000	106,852,000

Total	€114,810,000	$179,104,000

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize its share of the earnings of Asola after the date of acquiring the ownership interest. The activity in fiscal 2009 and the carrying balances of the Company’s investment in Asola as of July 31, 2008 are as follows:

U.S. Dollars:
Investment in affiliate at April 30, 2008	$2,780,526
Equity in earnings	237,000

Investment in affiliate at July 31, 2008	$3,017,526

Advanced Lithium Power

On March 24, 2006, the Company obtained an initial 35.5% ownership interest in Advanced Lithium Power, Inc (ALP). In addition to its direct ownership stake, the Company has certain voting arrangements in place and has protective rights for certain decisions made at the ALP board level, including third party use of ALP’s technology, that require approval by one of the Company’s board representatives. There are six members on ALP’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of ALP. The Company has also invested CAD$0.5 million in convertible debentures, which allows the Company to convert the debentures into shares of ALP’s common stock at an equivalent value of CAD$0.12 per share through December 31, 2008. On May 1, 2008, the Company invested CAD$0.3 million in exchange for 0.6 million common shares of ALP. The Company also received common stock purchase warrants that entitle the Company to purchase 0.3 million shares of ALP stock at $0.75 per share and 0.3 million shares of ALP stock at $1.00 per share. The warrants expire on June 11, 2011.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 (the “Consolidation Period”) due to the nature of the controlling voting interest the Company had secured in ALP during the Consolidation Period. As a result of additional financing obtained by ALP during the Consolidation Period and the ratification of a revised allotment and pricing of common shares by ALP’s Board of Directors on April 10, 2008, the Company’s equity stake (15.4% as of April 30, 2008 and 16.1% as of July 31, 2008) plus its voting interests declined to a level where it no longer maintained its control of a majority of the voting interests in ALP. Accordingly, the Company deconsolidated ALP and began accounting for its equity stake under the equity method of accounting.

Although ALP is a variable interest entity as defined by FIN 46R, the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s initial investment balance at the time of deconsolidation of ALP’s accounts was zero. The balance as of April 30, 2008 and July 31, 2008 is also zero. During the first quarter of fiscal 2009, the investment balance increased as a result of the May 1, 2008 purchase of ALP’s common shares by the Company, but was reduced to zero by the Company’s share of equity in losses for the three month period ending July 31, 2008.

The minority interest in losses of subsidiary reported on the consolidated statements of operations for the three months ended July 31, 2007 represent the minority interest position held by ALP’s Chief Executive Officer and other officers of ALP, along with other unaffiliated parties during the Consolidation Period. The reporting of minority interest positions of ALP ceased upon the deconsolidation of their accounts.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2008	July 31, 2008
Customer accounts billed	$8,023,981	$3,722,413
Customer accounts unbilled	2,247,731	2,263,364
Allowance for doubtful accounts	(606,961)	(440,231)

Accounts receivable, net	$9,664,751	$5,545,546

5) Inventories

Inventories consist of the following:

	April 30, 2008	July 31, 2008
Materials and parts	$5,609,388	$5,955,943
Work-in-process	12,085	84,831
Finished goods	1,496,212	1,239,978

	7,117,685	7,280,752
Less provision for obsolescence	(1,055,548)	(1,094,264)

Inventories, net	$6,062,137	$6,186,488

6) Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

Goodwill is not subject to amortization. There were no changes in the carrying value of goodwill allocated to the Quantum Fuel Systems segment during the three months ended July 31, 2008.

Amortization and Impairment of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Intangible assets consist of the following:

	Estimated Useful Life	April 30, 2008	July 31, 2008
GM Strategic Alliance Agreement:
Gross carrying value	120 months	$16,479,358	$16,479,358
Accumulated amortization		(9,458,752)	(9,873,696)

Net carrying value		$7,020,606	$6,605,662

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

Changes in the Company’s product warranty liability during the first quarter of fiscal 2009 are as follows:

Balance at April 30, 2008	$665,606
Warranties issued during the period	—
Adjustments to pre-existing warranties	105,138
Settlements made during the period	(301,948)

Balance at July 31, 2008	$468,796

8) Long-term Debt

Long-term debt consists of the following:

	April 30, 2008	July 31, 2008
Convertible Note; $16,195,676 principal, $4,846,154 unamortized conversion premium and $539,413 accrued interest in April 2008; $13,540,278 principal and $27,572 accrued interest in July 2008	$21,581,243	$13,567,850
Term Note A	10,000,000	10,000,000
Term Note B	10,000,000	10,000,000
Term Note C	—	7,500,000
Other obligations	367,499	353,079

Long-term debt, current and non-current	41,948,742	41,420,929
Less current maturities for scheduled payments and conversion premium amortization of debt	(8,325,144)	(21,532,148)

Long-term debt, non-current	$33,623,598	$19,888,781

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a new term note that matures in August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. The Company may elect to pay the interest in cash or add it to the unpaid principal balance. The Company has the right to prepay all or part of the principal without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the volume-weighted average price (VWAP) of its stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date. If the Company elects to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules (described further below), any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

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

In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, the Company and its lender agreed on certain modifications to the existing Convertible Note, Term Note A and Term Note B.

The Convertible Note, initially assumed in March 2005 when the Company acquired Tecstar Automotive Group and most recently amended on May 30, 2008, can be converted into shares of the Company’s common stock at a conversion price of $1.35 per share at any time, subject to the Conversion Cap discussed below, until maturity at the option of the note holder. As a result of certain modifications to the Convertible Note executed on May 30, 2008, the lender is now entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of the Company’s common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50. The maximum amount of the Convertible Note that the lender may convert through November 30, 2008 is limited to $8.0 million (Conversion Cap), provided that, conversions effected on any trading day on which the Company’s shares are trading at a price in excess of $2.50 per share do not count against the Conversion Cap. The Conversion Cap expires on November 30, 2008. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Convertible Note, as amended, has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%. The holder of the Convertible Note has the right to extend the scheduled maturity date of July 1, 2009 for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder. The fair value of the amended Convertible Note, including the value resulting from the principal conversion rate and the Make-Whole Amount provisions as described above, was estimated to be $45.1 million as of May 30, 2008 and $28.9 million as of July 31, 2008, respectively.

On June 30, 2008 and July 7, 2008, the lender converted $1.0 million and $2.0 million of principal under the Convertible Notes, respectively. In exchange, the Company issued the lender 2.2 million shares in satisfaction of the principal amount converted and 0.8 million shares in satisfaction of the Make-Whole Amount. Neither of these conversions counted against the Conversion Cap as the Company’s shares traded at a price in excess of $2.50 per share on the respective dates of the conversions.

The Term Note A, originated in January 2007 and as last amended on May 30, 2008, requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Monthly principal reductions of $0.4 million are required commencing on October 15, 2008 and thereafter, with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on January 31, 2010. The Company has the right to prepay all or part of the principal without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on 95% of the VWAP of the Company’s stock for the five business days prior to the payment date. If the Company elects to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

The Term Note B, originated in January 2008 and as amended on May 30, 2008, requires monthly interest payments in arrears at a fixed rate of 6.5%. The Company and the holder of the Term Note B cannot prepay or call any part of the principal amount due until January 17, 2010. Term Note B matures on January 16, 2015. The Company has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. Although prior to the May 2008 amendment the maximum amount of principal that is payable under the multiplier was $37.5 million, the number of shares issuable in payment of the principal remained fixed at 15.0 million. The fair value of the amended Term Note B, including the value resulting from the multiplier provisions as described above, was estimated to be $26.3 million as of May 30, 2008 and $22.5 million as of July 31, 2008.

The May 2008 modifications to the Convertible Note and Term Note B were considered in combination to be substantial and there was as an implied exchange of debt instruments as prescribed by Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were thus required to be recorded at their estimated fair values of $45.1 million and $26.3 million, respectively. The replacement of the debt instruments resulted in a total non-cash charge of $39.8 million recorded during the first quarter of fiscal 2009 that is included in loss from continuing operations. The charge represents the difference between the carrying balances of the notes and the estimated fair values of the notes as amended. The fair values of these two notes were significantly higher than their carrying values primarily as a result of the substantial premiums that result from the differences between the contractual conversion prices and principal multipliers in relation to the closing market price of the Company’s common stock ($2.43 per share) on the date of the May 2008 modifications. In accordance with Accounting Principals Board (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” if the implied premium is substantial, then the premium is presumed to represent equity and is allocated to additional paid-in-capital. As this modification resulted in the debt being issued at a substantial premium, the fair value of the amended Convertible Note was allocated $16.9 million to debt and $28.2 million to additional paid-in-capital and the fair value of the amended Term Note B was allocated $10.0 million to debt and $16.3 million to additional paid-in-capital. See discussion of EITF 07-5 under New Accounting Pronouncements – Not Yet Adopted at Note 1.

Each of the outstanding debt instruments allow the Company to pay the principal using shares of the Company’s common stock; provided, however, all of the debt instruments prohibit the Company from issuing shares to the lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with or under the Convertible Note and term notes to exceed 19.99% of the Company’s issued and outstanding shares in violation of the Marketplace Rules of the Nasdaq Stock Market.

The Company’s obligations under the Convertible Note and the three term notes are secured by substantially all the Company’s assets. The Company is in compliance with all material covenants, reporting and other requirements of the debt instruments with its lender as of July 31, 2008.

For purposes of disclosing the maturities of long-term debt, the scheduled maturity date of July 1, 2009 is utilized as an assumption for the Convertible Note.

Maturities of long-term debt for each of the next five twelve-month periods ending July 31 and thereafter, are as follows:

Maturities of Long-Term Debt
July 31, 2009	$21,532,148
July 31, 2010	19,670,514
July 31, 2011	77,332
July 31, 2012	84,812
July 31, 2013	56,123
Thereafter	—

$41,420,929

9) Stockholders’ Equity

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment”, (123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants, based on estimated fair values.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying unaudited condensed consolidated financial statements for the first quarters of fiscal 2008 and 2009.

The Company has included the following amounts for share-based compensation cost in the accompanying unaudited condensed consolidated statement of operations for the first quarter of fiscal 2008 and 2009:

	Three Months Ended July 31,
	2007	2008
Continuing operations:
Cost of product sales	$28,500	$24,967
Research and development	47,291	42,323
Selling, general and administrative	659,792	509,814
Discontinued operations	167,407	—

Total share-based compensation	$902,990	$577,104

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

Below is a summary of the options activity under the stock option plan for the first quarter of fiscal 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2008	5,968,694	$3.33
Granted	249,000	2.23
Exercised	—	—
Forfeited	(1,000)	4.24
Expired	—	—

Options outstanding at July 31, 2008	6,216,694	$3.28	7.3	$1,735,600

Vested and expected to vest at July 31, 2008	5,728,613	$3.44	7.1	$1,413,736
Options exercisable at July 31, 2008	3,131,444	$4.63	5.7	$250

On May 1, 2008, an additional 2,339,172 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At July 31, 2008, there were 5,147,030 shares of common stock available for grant under the Plan.

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

	Three months ended July 31,
	2007	2008
Dividend yield	n/a	0.0%
Expected life - years	n/a	5.8
Risk-free interest rate	n/a	3.4%
Expected volatility of common stock	n/a	85.1%

A summary of the grant date fair value and intrinsic value information is as follows:

	Three months ended July 31,
	2007	2008
Weighted average grant date fair value per share	none granted	$1.61
Intrinsic value of options exercised	$—	$—
Total fair value of options vested during the period	$708,162	$577,489

Warrants

Warrant activity and warrants outstanding for the first quarter ending July 31, 2008 were as follows:

	Warrant Type
	June 2006 Warrants	October 2006 "A" Warrants	June 2007 Warrants	Totals
Warrants outstanding at April 30, 2008	880,506	3,780,522	15,000,000	19,661,028
Exercised	—	(400,000)	—	(400,000)

Warrants outstanding at July 31, 2008	880,506	3,380,522	15,000,000	19,261,028

Exercise Price	$3.94	$1.50	$2.09
Expiration Date	June 2011	April 2014	Dec 2014

Net cash proceeds from the exercise of the October 2006 “A” Warrants on July 10, 2008 amounted to $0.6 million.

On August 25, 2008, the Company provided warrants to purchase up to 13.5 million shares of the Company’s common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and will expire on August 25, 2015. The exercise price of the warrants is subject to a weighted-average anti-dilution reset protection if the Company, in certain defined circumstances, issues securities in the future at a price less than $4.00 per share, provided that the exercise reset price has a floor of $1.93 per share (see Note 1).

Shares Available

The number of undesignated shares available as of the close of business on August 25, 2008, which represents the date the Company completed the sale of 9.0 million shares of its common stock in a public offering (see Note 1), is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		248,000,000	2,000,000	20,000,000
Less shares issued and outstanding		(92,447,769)	(999,969)	—
Less shares designated for issuance under:
Stock options		(6,216,694)	—	—
Warrants		(32,761,028)	—	—
Conversion of principal under Convertible Note	(1)	(8,548,354)	—	—
Make-Whole Amount provision under Convertible Note	(2)	(3,077,407)	—	—
Repayment of principal under Term Note A	(3)	(5,880,623)	—	—
Repayment of principal under Term Note B	(4)	(15,000,000)	—	—
Repayment of principal under Term Note C	(3)	(4,410,468)	—	—

Total shares designated for future issuance		(75,894,574)	—	—

Undesignated shares available		79,657,657	1,000,031	20,000,000

(1)	Conversion price for repayment of principal in shares is fixed at $1.35 per share.
(2)	Conversion price for repayment of Make-Whole Amount in shares is fixed at $1.50 per share.
(3)	Repayment of principal in shares is at Company’s option at 95% of market price. Market price used is $1.79 per share which represents the Company’s closing share price on August 25, 2008.
(4)	Repayment of principal in shares is at Company’s option, but share price must be above $0.50 and number of shares is fixed at 15.0 million.

Stockholders’ Equity Rollforward

The following table provides a condensed roll-forward of stockholders’ equity for the first quarter of fiscal 2009:

	Common Stock Shares	Total Stockholders’ Equity
Balance at April 30, 2008	77,972,399	$13,349,193
Share-based compensation on stock option and restricted stock awards	—	577,104
Conversions of principal under the Convertible Note, including shares provided under Make-Whole Amount provision	3,060,555	3,000,000
Fair value of Convertible Note and Term Note B allocated to additional paid-in-capital in connection with May 2008 modifications	—	44,512,247
Warrant exercises	400,000	600,000
Net loss	—	(47,153,531)

Balance at July 31, 2008	81,432,954	$14,885,013

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended July 31,
	2007	2008
Comprehensive loss, net of tax:
Net loss, as reported	$(66,845,570)	$(47,153,531)
Currency translation adjustments	89,358	—

Comprehensive loss, net of tax:	$(66,756,212)	$(47,153,531)

10) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2007	2008
Numerators for basic and diluted loss per share data - to common stockholders:
Loss from continuing operations	$(5,824,337)	$(47,153,531)
Loss from discontinued operations	$(61,021,233)	$—
Net loss	$(66,845,570)	$(47,153,531)

Denominator for basic and diluted loss per share data - weighted-average shares	71,351,281	79,941,645

Basic and diluted per share data:
Loss from continuing operations	$(0.08)	$(0.59)
Loss from discontinued operations	$(0.86)	$—
Net loss	$(0.94)	$(0.59)

For the first quarter of fiscal 2009, options to purchase approximately 6.2 million and warrants to purchase approximately 19.3 million shares of common stock, respectively, were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive. In addition, for the first quarter of fiscal 2009, convertible note obligation convertible into approximately 13.6 million shares of common stock were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive.

11) Income Taxes

Income taxes associated with continuing operations for the three months ended July 31, 2008 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At July 31, 2008, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since based on the Company’s lack of earnings history and current evidence; it is unlikely that the assets will be fully realized.

12) Business Segment and Geographic Information

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners. General Motors comprised 60% and 26% of the total Quantum Fuel Systems segment revenue reported for the first quarters of fiscal 2008 and 2009, respectively.

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

Geographic Information

The Company’s long-lived assets as of July 31, 2008 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and, the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

Financial Information by Business Segment

Financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended July 31,
	2007	2008
Operating Loss
Quantum Fuel Systems	$(2,872)	$(3,299)
Corporate	(2,872)	(2,906)

Total	$(5,744)	$(6,205)

Capital Expenditures
Quantum Fuel Systems	$114	$1,498
Corporate	—	—

Total	$114	$1,498

Depreciation
Quantum Fuel Systems	$462	$518
Corporate	3	3

Gross Total	$465	$521

Amortization of Intangibles
Quantum Fuel Systems	$419	$415

Selected financial information for discontinued operations is as follows (in thousands):

	Three Months Ended July 31,
	2007	2008
Discontinued Operations:
Capital Expenditures	$292	$—
Depreciation	1,272	—
Amortization of Intangibles	698	—

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2008	July 31, 2008
Identifiable Assets
Quantum Fuel Systems	$61,753	$59,416
Corporate	7,033	10,166
Tecstar Automotive Group	—

	$68,786	$69,582

13) Contingencies

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

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements take into consideration the disposal of the Tecstar Automotive Group business segment on January 16, 2008 and relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hydrogen vehicles and establishing infrastructure to support them; and the future growth of alternative energy industries, including the fuel cell and hybrid vehicle industries, and the solar industries. All statements included in this report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this quarterly report and in the other filings we make from time to time with the SEC.

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•	We have a history of operating losses and negative cash flow and anticipate continued losses as we execute our long-term strategic plan and commercialization plan for our products.

•

We anticipate that we will need to raise additional capital to take advantage of strategic business opportunities, to complete product and application development, to expand operations, to fund future operating activities and contractual commitments, and payoff or refinance debt.

•

Our shareholders are subject to significant dilution upon the occurrence of certain events such as the exercise of outstanding options, warrants and convertible debt and the issuance of shares to pay debt.

•	Future sales of substantial amounts of our common stock could affect its market price.

•

An increase in the principal amount due under a $10.0 million term note we issued on January 16, 2008 and amended on May 30, 2008 could have a material effect on our financial statements as a result of an upward adjustment clause contained in the credit facility.

•

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

•	We have a commitment to provide a 1.0 million euro guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

•	We do not expect to pay any dividends for the foreseeable future.

Other Risks Related to our Business:

•	Our business depends on the growth of hybrid and hydrogen based vehicles and the solar industry.

•	We may never be able to introduce commercially viable hydrogen products and hybrid propulsion systems.

•

Our ability to design and manufacture fuel systems and powertrains for fuel cell, hydrogen and hybrid applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

•	A mass market for hydrogen products and systems may never develop or may take longer to develop than anticipated.

•	We may not meet our product development and commercialization milestones.

•	We have limited experience manufacturing propulsion and fuel systems for fuel cell and hybrid applications on a commercial basis.

•

Our fuel cell vehicle development and production revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles.

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

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	New technologies could render our existing products obsolete.

•	Our inability to respond to changing technologies will harm our business.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Future acquisitions could harm our operating results and share price.

•	We could become subject to stockholder litigation associated with our merger with and subsequent disposition of the Tecstar Automotive Group business segment.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2008, in our Registration Statement on Form S-3 filed on July 3, 2008 and in our Prospectus Supplement on Form 424(b)(5) filed on August 21, 2008. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

All-forward looking statements contained in this quarterly report are made only as of the date hereof. We are under no obligation and we expressly disclaim any such obligation to update or alter our forward looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

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

We also intend to continue to expand our investments and alliances in solar operations, including a US-based solar photovoltaic module manufacturing operation. In January 2008, we acquired an equity stake in a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications. We plan to expand that operation along with the majority equity holder in Europe and involve alliance partners and business operations in Spain, Italy and other parts of Europe. We plan to assemble solar photovoltaic modules in the United States beginning in the first half of fiscal 2010 and assess strategic opportunities to manufacture thin film solar photovoltaic modules as well as opportunities in solar panel distribution and integration.

Business Segments and Other Equity Interests

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment. In prior years we had a third business segment—Tecstar Automotive Group business segment, which ceased operations on January 16, 2008, when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations.

We have also acquired or obtained ownership interests in three businesses that are not included in our current reporting segments:

•

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. We also have an option to acquire an additional 7.8% ownership interest in Asola in exchange for an additional payment of 0.1 million euro.

•

On August 7, 2007, we obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. Our ownership interest in Fisker Automotive as of July 31, 2008 was 30.7% (since diluted to 21.9% on September 4, 2008) as a result of financing activities completed by Fisker Automotive. Fisker Automotive is developing a production-intent high-performance plug-in hybrid electric vehicle that it calls the “Fisker Karma” that is expected to have initial deliveries beginning in the fourth quarter of calendar year 2009.

•

On March 24, 2006, we obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. Our ownership interest in ALP as of July 31, 2008, was 16.1% as a result of financing activities completed by ALP. We have also invested in convertible debentures that are convertible into ALP’s common stock through December 31, 2008 that, upon conversion, would increase our ownership interest to an estimated 32%.

For each of these three businesses, our ownership does not rise to the level of a controlling interest but we are considered to be able to exert significant influence over their respective operations and accordingly, we account for our equity interests in these businesses under the equity method of accounting. Our respective share of the results of their operations is discussed under Non-Reporting Segment Results.

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These hydrogen systems and products are not currently manufactured in high volumes and will require additional product development. We expect a commercial market to develop for our hydrogen and fuel cell vehicle products in the future if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis. We believe our hybrid propulsion system, referred to as the “Q-Drive”, will become a commercial product within the next two years.

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using fuel cells, hybrid systems or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. The U.S. Military has mandated a 5% per annum reduction in its internal fuel usage and is seeking fuel-efficient applications / vehicles to meet this mandate. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems and battery control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

In June 2008 we announced that we were awarded a contract by EDAG Engineering + Design AG (EDAG) to develop advanced hybrid vehicle powertrains for the Future Steel Vehicle program sponsored by WorldAutoSteel, the automotive group of the International Iron and Steel Institute (IISI). Under this contract, we will design, analyze, and develop hybrid vehicle powertrain architectures to include advanced plug-in hybrid electric vehicles (PHEV) and hydrogen fuel cell hybrid vehicles. We will work with our affiliate, ALP, to develop the advanced lithium-ion battery system and controls for each of the vehicle architectures.

In July 2008 we announced that we had designed, developed and shipped a new generation of ultra light weight advanced composite hydrogen storage units for Suzuki Motor Corporation’s Fuel Cell Vehicle Program. These unique systems for Suzuki were developed, analyzed, and tested to meet the Japanese Government requirements.

Our Quantum Fuel Systems segment revenues and cash flows in the future will be dependent on the success of the Fisker Karma, further advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hybrid hydrogen, plug-in electric hybrid, fuel cell, and other alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements, and consumer adoption of alternative fuel, hybrid and hydrogen technologies on a commercial scale.

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

Corporate Segment

Our Corporate reportable segment consists of general and administrative expenses incurred at the corporate level that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors.

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

For the first quarters of fiscal 2008 and 2009, consolidated revenue related to sales of our products to and contracts with General Motors and its affiliates represented 60% and 26%, respectively, of our total revenue for these periods.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of July 31, 2008, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

Effective May 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (FAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to our financial assets and financial liabilities only.

Effective May 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under SFAS 159 for any financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for us at the beginning of our 2010 fiscal year. We do not believe that the adoption of FAS141R will have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement" ("APB 14-1"). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for us at the beginning of our 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact adoption of this statement could have on its financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for us at the beginning of our 2010 fiscal year and cannot be adopted early. We are currently assessing the impact that EITF 07-5 will have on our consolidated financial position and results of operations.

Results of Operations

First quarter fiscal 2008 and 2009

Net revenues and operating loss for our business segments for the first quarters of fiscal 2008 and 2009 were as follows (in thousands):

	Revenue		Operating Loss
	Three Months Ended July 31,		Three Months Ended July 31,
	2007	2008	2007	2008
Quantum Fuel Systems	$3,509	$3,731	$(2,872)	$(3,299)
Corporate	—	—	(2,872)	(2,906)

Total	$3,509	$3,731	$(5,744)	$(6,205)

Although revenues increased slightly during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, our overall operating loss increased $0.5 million, from $5.7 million in the first quarter of fiscal 2008 to $6.2 million in the first quarter of fiscal 2009. The increase in operating losses was due in part to the consolidation of our engineering and manufacturing operations during fiscal 2009 to relocate our Quantum Fuel Systems engineering and production operations from Irvine to Lake Forest, California. The relocation limited product shipments and resulted in the incurrence of $0.4 million in non-recurring costs.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $1.3 million, or 87%, from $1.5 million in the first quarter of fiscal 2008 to $0.2 million in the first quarter of fiscal 2009. Product sales in the first quarter of fiscal 2008 included shipments of hydrogen fuel storage systems associated with General Motors’ Equinox fuel cell vehicle program. Product sales declined significantly in the first quarter of fiscal 2009 as a result of the last shipment of all units ordered under General Motors’ Equinox program at the end of the fourth quarter of fiscal 2008. Internal resources previously dedicated to the Equinox production program have now been redirected to the development of General Motors’ next generation vehicle programs, military programs and the Fisker Karma program.

Contract revenue for the Quantum Fuel Systems segment increased $1.4 million, or 67%, from $2.1 million in the first quarter of fiscal 2008 to $3.5 million in the first quarter of fiscal 2009. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

We anticipate product revenues for the remainder of fiscal 2009 to remain at levels below those achieved in the prior year due to the shift in internal resources to focus on development activities. We anticipate contract and total revenues to increase in the second quarter of fiscal 2009 and to be higher overall for the entire fiscal year as compared to fiscal 2008 as a result of our Fisker Automotive powertrain development program in addition to ongoing military and General Motors’ programs.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.9 million, or 56%, from $1.6 million in the first quarter of fiscal 2008 to $0.7 million in the first quarter of fiscal 2009. The decrease is mainly due to the lower overall sales volume.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.4 million from a negative $0.1 million in the first quarter of fiscal 2008 to a negative $0.5 million in the first quarter of fiscal 2009. The decrease is mainly attributable to the lower overall sales volume and reduced product margins as a result of higher absorption of fixed overhead costs per unit shipped.

Research and development expense associated with development contracts increased $1.7 million, or 170%, from $1.0 million in the first quarter of fiscal 2008 to $2.7 million in the first quarter of fiscal 2009. The increase is primarily related to an increased level of design and engineering activities associated with the Fisker Automotive Karma program and activities associated with General Motors’ next generation vehicle programs.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.3 million, or 14%, from $2.2 million in the first quarter of fiscal 2008 to $1.9 million in the first quarter of fiscal 2009 primarily as a result of shifting our internal resources to focus on funded development programs during the current period. We expect this trend to continue for the remainder of fiscal 2009 as compared to fiscal 2008.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.1 million, or 8%, from $1.2 million in the first quarter of fiscal 2008 to $1.3 million in the first quarter of fiscal 2009. In the first quarter of fiscal 2009, we incurred non-recurring costs of $0.4 million related to the relocation of our engineering and manufacturing operations. Selling, general and administrative expenses as a percentage of total Quantum Fuel Systems segment operating costs and expenses remained flat at 19% for both the first quarter of fiscal 2009 and the first quarter of fiscal 2008.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Corporate Alliance Agreement with General Motors. The expense in the first quarter of fiscal year 2009 was the same as in the first quarter of fiscal 2008 and amounted to $0.4 million.

Operating loss for the Quantum Fuel Systems segment increased $0.4 million, or 14%, from $2.9 million in the first quarter of fiscal 2008 to $3.3 million in the first quarter of fiscal 2009. We expect the Quantum Fuel Systems segment to incur continued operating losses in the remaining three quarters of fiscal 2009, although at lower levels than incurred in the first quarter due to anticipated higher revenues for the remaining of the fiscal year.

Corporate Segment

Corporate expenses remained at a similar level at $2.9 million in the first quarters of fiscal 2008 and fiscal 2009. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. The portion of historical corporate expenses that indirectly supported the operations of the Tecstar Automotive Group are not included in the Corporate reporting segment and have been classified as part of discontinued operations on the accompanying consolidated statements of operations. Corporate expenses as a percentage of total consolidated revenues decreased to 78% for the first quarter of fiscal 2009 as compared to 81% for the first quarter of fiscal 2008 due to the slightly higher overall revenue base in the current year. We expect the quarterly levels of corporate expenses for the remainder of fiscal 2009 to decline slightly from the level incurred in the first quarter.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $1.1 million in the first quarter of fiscal 2009 as compared to $0.4 million realized in the first quarter of fiscal 2008. Interest expense primarily relates to debt instruments payable to our current lender in which proceeds were initially provided in January 2007. The debt instruments have been subsequently modified or restructured on various dates through May 30, 2008. Interest expense in the first quarter of fiscal 2009 included a $0.3 million charge for the recognition of the remaining deferred debt issue fees related to debt instruments that were substantially modified during May 2008. Interest earned on cash deposits was nominal for the first quarters of both fiscal 2008 and 2009.

Loss on Modification of Debt. As a result of the substantial changes to the terms of the Convertible Notes and the Term Note B on May 30, 2008, there was an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the Convertible Note and Term B Note instruments, with outstanding carrying balances of $21.6 million and $10.0 million, respectively, just prior to the amendments, were considered replaced by the amended debt instruments. The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were thus required to be recorded at their estimated fair values of $45.1 million and $26.3 million, respectively. The replacement of the debt instruments resulted in a total non-cash charge of $39.8 million recorded during the first quarter of fiscal 2009 that is included in loss from continuing operations. The charge represents the difference between the carrying balances of the notes and the estimated fair values of the notes as amended. The fair values of these two notes were significantly higher than their carrying values primarily as a result of the substantial premiums that result from the differences between the contractual conversion prices and principal multipliers in relation to the closing market price of the Company’s common stock ($2.43 per share) on the date of the May 2008 modifications. In accordance with Accounting Principals Board (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” if the implied premium is substantial, then the premium is presumed to represent equity and is allocated to additional paid-in-capital. As the modifications resulted in the debt being issued at substantial premiums, the fair value of the amended Convertible Note was allocated $16.9 million to debt and $28.2 million to additional paid-in-capital and the fair value of the amended Term Note B was allocated $10.0 million to debt and $16.3 million to additional paid-in-capital.

Minority Interest in Losses of Subsidiaries. During the first quarter of fiscal 2008, our net losses were reduced by $0.4 million for the portion of losses incurred by our affiliate, ALP, which was allocated to ALP’s minority equity interests through the period that we consolidated our ownership interest in ALP. As a result of dilution in our equity voting interests in ALP below a controlling level on April 10, 2008, we disconsolidated ALP and began recording our ownership interest in ALP under the equity method of accounting.

Equity in Losses of Affiliates. During the first quarter of fiscal 2009 we recognized $0.2 million representing our equity share in earnings of our affiliate, Asola, and we recognized $0.3 million representing our equity share in losses of ALP. Our ownership in our affiliate, Fisker Automotive, since its formation in August 2007, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive under the equity method as our net investment balance in this affiliate is zero and we have no obligation to fund deficit balances of the business.

Income Taxes. Our income tax expense is minor for both periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can use to offset taxable earnings from the current first period or carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the remainder of fiscal 2009.

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

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $61.0 million in the first quarter of fiscal 2008.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities of our continuing operations during the first quarter of fiscal 2009 was $1.4 million as compared to $6.4 million used during the first quarter of fiscal 2008, which excludes cash used in discontinued operations. The cash used during the first quarter of fiscal 2009 is primarily due to a net loss from continuing operations of $5.4 million before the non-cash effects of loss on modification of debt, amortization of debt premium, depreciation and amortization, stock compensation charges, and other items. This was partially offset by an increase in cash of $4.0 million as a result of changes in operating assets and liabilities primarily due to reductions in accounts receivable. We expect the level of cash to be used in operations during the second quarter of fiscal 2009 to increase as a result of the expansion of development activities related to the Fisker Karma program and concurrent reduction in deferred revenues associated with the program.

Net cash used in investing activities of our continuing operations during the first quarter of fiscal 2009 was $3.7 million as compared to net cash used of $9.2 million during the first quarter of fiscal 2008. The cash used in fiscal 2008 primarily related to cash provided to the Tecstar Automotive Group segment now classified as discontinued in the amount of $9.1 million. Cash used for investing activities in fiscal 2009 relates in part to the payment on our obligation to Asola of $1.9 million that was required as part of our acquisition of the initial equity investment and $1.5 million in tenant improvements and equipment costs associated with the relocation of our manufacturing operations to a new facility in Lake Forest, California.

Net cash provided by financing activities of our continuing operations during the first quarter of fiscal 2009 was $8.1 million as compared to $14.1 million during the first quarter of fiscal 2008. Cash provided during fiscal 2009 consisted principally of $7.5 million in proceeds received under borrowings associated with Term Note C. We also received $0.6 million from the exercise of warrants of our common stock during the first quarter of fiscal 2009.

Capital Resources

On May 30, 2008, we received $7.5 million in proceeds from our lender under a new term note that matures on August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues on the note at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. We may elect to pay the interest in cash or add it to the unpaid principal balance. We have the option to prepay the principal ahead of the scheduled payment dates without penalty. We also have the option to repay the principal with shares of its common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the volume-weighted average price (VWAP) of our stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date. If we elect to make a payment in shares and cannot issue shares to the lender as a result of Nasdaq’s Marketplace Rules (described further below), any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

Also on May 30, 2008, we secured a $10.0 million unconditional commitment (May 2008 Commitment) from our lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. The May 2008 Commitment replaced a $5.0 million commitment obtained in July 2007 with the lender that was unexercised and originally scheduled to expire on August 1, 2008. To date, neither our lender nor us has exercised the option under the May 2008 Commitment.

Should we choose to draw on the May 2008 Commitment, our lender has the option to choose between the three following structures: (i) in exchange for our common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in our common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, we granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into our common stock at a price equal to the market price.

In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, we agreed with our lender to certain modifications to the existing Convertible Note, Term Note A and Term Note B.

The Convertible Note, initially assumed in March 2005 when we acquired Tecstar Automotive Group and most recently amended on May 30, 2008, can be converted into shares of our common stock at a conversion price of $1.35 per share at any time, subject to the Conversion Cap discussed below, until maturity at the option of the note holder. As a result of certain modifications to the Convertible Note executed on May 30, 2008, our lender is now entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of our common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50. The maximum amount of the Convertible Note that our lender may convert during the first six months is limited to $8.0 million (Conversion Cap), provided that, conversions effected on any trading day on which our shares are trading at a price in excess of $2.50 per share do not count against the Conversion Cap. The Conversion Cap expires on November 30, 2008. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Convertible Note, as amended, has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%. The holder of the Convertible Note has the right to extend the scheduled maturity date of July 1, 2009 for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by us without consent of the holder. The fair value of the amended Convertible Note, including the value resulting from the principal conversion rate and the Make-Whole Amount provisions as described above, was estimated to be $45.1 million as of May 30, 2008 and $28.9 million as of July 31, 2008.

On June 30, 2008 and July 7, 2008, our lender converted $1.0 million and $2.0 million of principal under the Convertible Notes, respectively. In exchange, we issued our lender 2.2 million shares in satisfaction of the principal amount converted and 0.8 million shares in satisfaction of the Make-Whole Amount provision. Neither of these conversions counted against the Conversion Cap as our shares traded at a price in excess of $2.50 per share on the respective dates of the conversions.

The Term Note A, originated in January 2007 and as last amended on May 30, 2008, requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Monthly principal reductions of $0.4 million are required commencing on October 15, 2008 and thereafter, with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on January 31, 2010. We have the option to prepay the principal ahead of the scheduled payment dates without penalty. We also have the option to repay the principal with shares of its common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on 95% of the VWAP of our stock for the five business days prior to the payment date. If we elect to make a payment in shares and cannot issue shares to our lender as a result of Nasdaq’s Marketplace Rules, any principal payment requirement is deferred under the note but must be made in cash on August 1, 2009 if the payment obligation is not satisfied by that date.

The Term Note B, originated in January 2008 and as amended on May 30, 2008, requires monthly interest payments in arrears at a fixed rate of 6.5%. We, along with the holder of the Term Note B, cannot prepay or call any part of the principal amount due until January 17, 2010. Term Note B matures on January 16, 2015. We have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. Although prior to the May 2008 amendment the maximum amount of principal that is payable under the multiplier was $37.5 million, the number of shares issuable in payment of the principal remained fixed at 15.0 million. The fair value of the amended Term Note B, including the value resulting from the multiplier provisions as described above, was estimated to be $26.3 million as of May 30, 2008 and $22.5 million as of July 31, 2008.

The May 2008 modifications to the Convertible Note and Term Note B were considered to be substantial and there was as an implied exchange of debt instruments as prescribed by Emerging Issues Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” and EITF 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.” The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were thus required to be recorded at their estimated fair values of $45.1 million and $26.3 million, respectively. The replacement of the debt instruments resulted in a total non-cash charge of $39.8 million recorded during the first quarter of fiscal 2009 that is included in loss from continuing operations. The charge represents the difference between the carrying balances of the notes and the estimated fair values of the notes as amended. The fair values of these two notes were significantly higher than their carrying values primarily as a result of the substantial premiums that result from the differences between the contractual conversion prices and principal multipliers in relation to the closing market price of our common stock ($2.43 per share) on the date of the May 2008 modifications. In accordance with Accounting Principals Board (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” if the implied premium is substantial, then the premium is presumed to represent equity and is allocated to additional paid-in-capital. As this modification resulted in the debt being issued at a substantial premium, the fair value of the amended Convertible Note was allocated $16.9 million to debt and $28.2 million to additional paid-in-capital and the fair value of the amended Term Note B was allocated $10.0 million to debt and $16.3 million to additional paid-in-capital. See discussion of EITF 07-5 under Recent Accounting Pronouncements.

Each of the outstanding debt instruments allow us to pay the principal using shares of our common stock; provided, however, all of the debt instruments prohibit us from issuing shares to our lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with or under the Convertible Note and term notes to exceed 19.99% of our issued and outstanding shares in violation of the Marketplace Rules of the Nasdaq Stock Market.

Our obligations under the Convertible Note and the three term notes are secured by substantially all our assets. We are in compliance with all material covenants, reporting and other requirements of the debt instruments with our lender as of July 31, 2008.

On August 25, 2008, we completed a public offering of 9,000,000 units, with each unit consisting of 1.0 shares of common stock and 1.5 warrants to purchase additional shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share, subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price and number of warrants held by a purchaser (or such purchaser's direct or indirect transferee) are subject to appropriate adjustment in the event of cash dividends or other distributions to holders of shares of our common stock. The exercise price is also subject to standard weighted average anti-dilution protections if we in certain defined circumstances issue (or we are deemed to have issued) securities in the future at a price less than $4.00 per share, provided that the exercise price can never be adjusted below $1.93, as adjusted for stock dividends, stock splits, reorganizations, and similar events. The warrants are immediately exercisable and expire on August 25, 2015.

The net proceeds to us from the public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Offering, were approximately $17.7 million. The common stock and warrants to purchase common stock were issued pursuant to a prospectus supplement dated August 20, 2008, in connection with a takedown from our shelf registration statement on Form S-3, which became effective on July 14, 2008.

Liquidity

The ratio of current assets to current liabilities decreased from 1.0 as of April 30, 2008 to 0.6 as of July 31, 2008. During fiscal 2009, our total working capital decreased by $14.2 million, from a positive $0.9 million at April 30, 2008 to a negative $13.3 million at July 31, 2008. The decline was mainly due to the revaluation of our debt instruments upon the modifications that were entered into on May 30, 2008 with our lender. As discussed above under Capital Resources, each of the outstanding debt instruments with our lender has structures that allow for the satisfaction of principal to be paid in shares of our common stock, either upon conversion, or at our option under the term notes. Specifically, the Convertible Note, with a book value of $13.6 million classified as a current liability and Term Note A, with scheduled principal reductions of $7.9 million required through July 31, 2009, are both anticipated to be satisfied with shares of our common stock.

Our principal sources of liquidity amount to $36.7 million, consisting of $9.0 million of cash and cash equivalents at July 31, 2008, $17.7 million net proceeds from the stock offering completed on August 25, 2008, and $10.0 million of available committed funding from our lender that we secured on May 30, 2008. Based on current projections and estimates, we believe that our working capital and principal sources of liquidity are sufficient to fund our operating activities and obligations through at least July 31, 2009. Our long-term future cash requirements will depend on numerous factors, including our revenue base, our profit margins, our product development activities, our ability to commercialize our fuel and hybrid propulsion systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our short and long-term debt obligations. We anticipate that we will need to raise additional funds for strategic business opportunities, to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. If we do not generate sufficient cash flow from operations or if we are unable to issue a sufficient number of shares of our common stock to satisfy our debt obligations, we may also need to raise additional funds to pay off or refinance these debt obligations. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues and control costs. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Additionally, we may sell certain long-lived assets to provide for a portion of our liquidity in the future.

Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments. However, we are exposed to market risk from changes in our common stock pursuant to terms of our amended $10.0 million (face value) Term Note B. The amount of the required payments under the note is subject to a multiplier as discussed under Capital Resources above. On May 30, 2008, the fair value of the Term Note B obligation was $26.3 million. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million if our share price is less than $0.67 and the maximum amount of principal that is payable under the multiplier is capped at $52.5 million if our share price reaches $3.50 or above. Specifically, we are at risk that for each increase of $0.10 in the per share price of our common stock, the payment required on outstanding principal will increase by $1.5 million. During the first quarter of fiscal 2009 we recorded a charge in our statement of operations of $39.8 million equal to the difference in the fair value of Term Note B from the date of issuance to the date of the May 30, 2008 amendment to the note. Any future change in the upward adjustment of Term Note B will require an interest charge to the statement of operations in the period such payments are made, and such interest charges could be substantial.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola. The conversion rate of one euro to one U.S. dollar was 1.56: 1 as of July 31, 2008. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp through December 31, 2017 at a fixed price of 115.8 million euro or US$180.7 million based on the currency exchange rate at July 31, 2008; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$20.1 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were negligible during the first quarter of fiscal 2009.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates or currency exchange rates. We are not a party to leveraged derivatives nor do we hold or issue financial investments for speculative purposes.

Off Balance Sheet Disclosures

We have an unconditional commitment under a November 2007 agreement with Asola to purchase solar cells from Asola and to provide our share of prepayments to Asola. As of July 31, 2008, we had provided Asola with 1.0 million euro of the 1.5 million euro required for our share of prepayments under our commitment through July 31, 2009.

As of July 31, 2008, we had no material commitments for capital expenditures.

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

We have a history of operating losses and negative cash flow and anticipate continued net losses as we execute our long-term strategic plan and commercialization plan for our products.

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from continuing operations of $18.3 million in fiscal 2006, $22.6 million in fiscal 2007, and $19.0 million in 2008. We expect to continue to make significant expenditures and incur substantial expenses as we continue our research and development efforts, further commercialize our products, expansion into other renewable energy industries such as solar, and develop facilities to expand the production capacity for our products. As a result, we expect to continue to incur significant losses as we execute our strategies and may never achieve or maintain profitability. We believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the alternative energy or hybrid vehicle market conditions or any other assumptions we used in formulating our business strategy, our long-term strategy many not be successful and we may not be able to achieve and maintain profitability. As a result, investors could lose confidence in our company and the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

Our shareholders are subject to significant dilution upon the occurrence of certain events.

As of August 25, 2008, the date we completed the offering of 9.0 million units as described under the Capital Resources section, we have approximately 51 million shares of our common stock that are issuable upon exercise of stock options, warrants and convertible debt. Under our credit facility, we also have the right to pay the principal amounts due under our credit agreement in shares of our common stock. Based on our outstanding obligations under the credit facility and our closing share price as of August 25, 2008, we would require approximately 25 million shares to satisfy the principal amounts due. The potential issuance of approximately 76 million shares upon exercise of stock options, warrants and convertible debt and as payment of the principal due under the term notes associated with our credit facility will be dilutive to our existing shareholders. In addition, the exercise price on certain of our outstanding warrants will be reset if we sell or issue securities at a price below $1.50. If such reset provisions are triggered, it will have a further dilutive effect on our existing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 10, 2008, the Company issued 0.4 million shares of our common stock upon exercise of common stock purchase warrants that were issued in connection with a private placement transaction that closed on October 27, 2006, which was previously reported to the Commission on October 31, 2006 on Current Report on Form 8-K. The exercise price was $1.50 per share resulting in the Company’s receipt of gross proceeds totaling $0.6 million. The gross proceeds will be used for general corporate purposes.

The transaction reported was with an accredited investor and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as not involving a public offering. The transaction was made without general solicitation or advertising and was not underwritten.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2008

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2008.

10.1	Fourth Amendment to Credit Agreement, dated May 30, 2008, between the Registrant and WB QT, LLC. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.2	Term C Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.3	Amended and Restated Term B Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.4	Investment Commitment Agreement, dated May 30, 2008, between the Registrant and WB QT, LLC. (Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.5	Amended and Restated Convertible Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC. (Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.