Form 10-Q
period 2008-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2008-12-10
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 5, 2008:

96,155,177 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	October 31, 2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,023,715	$15,575,118
Accounts receivable, net	9,664,751	5,589,109
Inventories, net	6,062,137	5,899,334
Prepaids and other current assets	990,925	3,715,165

Total current assets	22,741,528	30,778,726
Property and equipment, net	3,852,566	6,588,656
Deferred loan fees	343,711	—
Investment in and advances to affiliate	2,780,526	5,395,776
Intangible assets, net	7,020,606	6,190,718
Goodwill	30,400,000	30,400,000
Prepayments to affiliate	1,445,100	5,239,950
Deposits and other assets	201,583	256,405

Total assets	$68,785,620	$84,850,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364,580	$3,804,429
Accrued payroll obligations	1,422,779	1,221,582
Deferred revenue from affiliate	4,321,774	4,824,333
Deferred revenue from non-affiliates	385,860	459,289
Accrued warranties	665,606	447,091
Obligation payable to affiliate	1,869,000	—
Other accrued liabilities	1,458,086	1,159,825
Current maturities of long-term debt	8,325,144	24,391,379

Total current liabilities	21,812,829	36,307,928
Long-term debt, net of current maturities	33,623,598	11,041,427
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2008 and October 31, 2008	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2008 and October 31, 2008	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 77,972,399 issued and outstanding at April 30, 2008 and 96,155,177 issued and outstanding at October 31, 2008	77,972	96,155
Additional paid-in-capital	309,901,962	382,536,180
Accumulated deficit	(296,631,741)	(345,132,459)

Total stockholders’ equity	13,349,193	37,500,876

Total liabilities and stockholders’ equity	$68,785,620	$84,850,231

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Revenue:
Net product sales	$3,259,890	$384,548	$4,715,273	$598,261
Contract revenue from affiliate	—	4,213,148	—	4,997,441
Contract revenue from non-affiliates	2,916,517	2,806,477	4,970,421	5,539,161

Total revenue	6,176,407	7,404,173	9,685,694	11,134,863
Costs and expenses:
Cost of product sales	2,544,064	422,544	4,135,117	1,076,252
Research and development	3,820,007	6,774,090	7,015,518	11,393,532
Selling, general and administrative	3,944,482	2,451,686	7,992,101	6,699,126
Amortization of intangibles	418,962	414,944	837,732	829,888

Total costs and expenses	10,727,515	10,063,264	19,980,468	19,998,798

Operating loss	(4,551,108)	(2,659,091)	(10,294,774)	(8,863,935)
Interest expense, net	(503,676)	(869,696)	(949,963)	(1,993,968)
Loss on modification of debt	—	—	—	(39,763,016)
Minority interest in losses of subsidiary	447,826	—	821,448	—
Equity in earnings of affiliates, net	—	182,000	—	121,250
Other income (expense), net	(4,114)	2,000,000	(11,720)	1,999,751

Loss from continuing operations before income taxes	(4,611,072)	(1,346,787)	(10,435,009)	(48,499,918)
Income tax expense	(400)	(400)	(800)	(800)

Loss from continuing operations	(4,611,472)	(1,347,187)	(10,435,809)	(48,500,718)
Loss from discontinued operations, net of tax effects	(7,525,498)	—	(68,546,731)	—

Net loss	$(12,136,970)	$(1,347,187)	$(78,982,540)	$(48,500,718)

Per share data - basic and diluted:
Loss from continuing operations	$(0.06)	$(0.01)	$(0.14)	$(0.56)
Loss from discontinued operations	(0.09)	—	(0.91)	—

Net loss	$(0.15)	$(0.01)	$(1.05)	$(0.56)

Number of shares used in per share calculation - basic and diluted	78,552,368	92,070,234	74,951,825	86,005,940

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended October 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(78,982,540)	$(48,500,718)
Add back: Loss from discontinued operations, net of income tax	68,546,731	—

Net loss from continuing operations	(10,435,809)	(48,500,718)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	1,822,306	1,823,055
Share-based compensation charges	1,527,053	1,051,520
Minority interest in losses of subsidiaries	(821,449)	—
Loss on modification of debt	—	39,763,016
Other non-cash items	(128,240)	235,612
Changes in operating assets and liabilities:
Accounts receivable	(1,794,672)	4,075,642
Prepayments to affiliate	—	(3,794,850)
Other assets	(3,600,828)	(2,561,437)
Accounts payable	611,366	460,027
Deferred revenue and other accrued liabilities	1,383,382	(143,234)

Net cash used in operating activities of continuing operations	(11,436,891)	(7,591,367)
Net cash used in operating activities of discontinued operations	(11,053,813)	—

Net cash used in operating activities	(22,490,704)	(7,591,367)

Cash flows from investing activities:
Purchases of property and equipment	(397,574)	(3,729,257)
Investment in and payments associated with discontinued operations	(12,485,820)	—
Investment in and advances to affiliates	—	(4,363,000)
Other	—	(75,000)

Net cash used in investing activities of continuing operations	(12,883,394)	(8,167,257)
Net cash provided by investing activities of discontinued operations	11,850,417	—

Net cash used in investing activities	(1,032,977)	(8,167,257)

Cash flows from financing activities:
Borrowings on notes and other obligations	—	7,583,886
Payments on notes and other obligations	(2,021)	(662,493)
Borrowings on revolving credit agreements	4,410,682	—
Proceeds from issuance of common stock, net of transaction fees	17,587,072	17,788,634
Proceeds from exercise of warrants	—	600,000
Contributions from minority interest holders	1,200,525	—

Net cash provided by financing activities of continuing operations	23,196,258	25,310,027
Net cash used in financing activities of discontinued operations	(192,990)	—

Net cash provided by financing activities	23,003,268	25,310,027

Effect of exchange rate changes on cash of continuing operations	(6,841)	—
Effect of exchange rate changes on cash of discontinued operations	9,431	—

Net effect of exchange rate changes on cash	2,590	—

Net increase (decrease) in cash and cash equivalents	(517,823)	9,551,403
Cash and cash equivalents at beginning of period	4,018,986	6,023,715

Cash and cash equivalents at end of period	$3,501,163	$15,575,118

Cash and cash equivalents at end of period of continuing operations	$1,395,444	$15,575,118

Cash and cash equivalents at end of period of discontinued operations	$2,105,719	$—

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 31, 2008

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

The Company was incorporated in the state of Delaware in October 2000 as a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). The Company spun off from IMPCO and became a separate company on July 23, 2002.

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture owned 85.0% by the Company and 15.0% by the majority shareholder of our affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola). Quantum Solar was formed for the purpose of developing a solar panel distribution and manufacturing operation in Irvine, California.

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

On August 7, 2007, the Company obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. Fisker Automotive was formed for the purpose of producing premium plug-in hybrid automobiles. The Company’s ownership interest in Fisker Automotive as of October 31, 2008 was 21.9% as a result of financing activities completed by Fisker Automotive. See Note 3.

On March 24, 2006, the Company obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. The Company’s ownership interest in ALP as of October 31, 2008, was 16.1% as a result of financing activities completed by ALP. See Note 3.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its majority-owned subsidiary, Quantum Solar.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods amounts to conform to the current fiscal year 2009 presentation.

Capital Resources

On August 25, 2008, the Company completed a public offering of 9.0 million units, with each unit consisting of one share of common stock and one warrant to purchase an additional 1.5 shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share, are immediately exercisable and expire on August 25, 2015 (see Note 9). The net proceeds to the Company from the public offering, after deducting placement agent fees and estimated offering expenses, were approximately $17.8 million.

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note that matures on August 31, 2009 (Term Note C) and secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment. In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, the Company and its lender agreed to certain modifications to the existing Convertible Note, Term Note A and Term Note B. See Note 8.

Liquidity

The Company’s principal sources of liquidity approximates $25.6 million, consisting of $15.6 million of cash and cash equivalents at October 31, 2008, and $10.0 million of available committed funding from its lender that the Company secured on May 30, 2008.

As discussed in Note 8, each of the outstanding debt instruments with the lender has structures that, provided certain conditions are met, allow for the payment of scheduled principal payments with the issuance of shares of the Company’s common stock, either upon conversion, or at the Company’s option under the term notes. Specifically, the Convertible Note, with a book value of $8.1 million and scheduled to mature on July 1, 2009, and Term Notes A and C, with scheduled principal reductions of $8.7 and $7.5 million, respectively, required through October 31, 2009, are each anticipated by the Company to be paid with shares of its common stock; however, the lender could elect not to exercise its options under the Convertible Note to either extend the maturity date or to convert the principle into shares of the Company’s common stock which would then require the Company to pay the remaining obligation due under the note in cash.

Based on current projections and estimates, and management’s belief that current maturities of long-term debt can be sufficiently paid in shares of the Company’s common stock, management believes that its working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least October 31, 2009. If the Company does not generate sufficient cash flow from operations or if it is unable to issue shares of its common stock to satisfy a portion of its debt obligations, it may need to raise additional funds to pay off or refinance these debt obligations.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company over the next twelve months, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of debt instruments, the realization of deferred taxes, useful lives for depreciation, amortization of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for the Company at the beginning of its 2010 fiscal year. The Company does not believe that the adoption of FAS 141R will have a material impact on its financial position or results of operations.

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

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company is currently assessing the impact that EITF 07-5 will have on its consolidated financial position and results of operations.

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

The historical operating results of the Tecstar Automotive Group business segment for the three months and six months ended October 31, 2007, classified as discontinued operations, were as follows:

	Three Months Ended October 31, 2007	Six Months Ended October 31, 2007
Revenue:
Net product sales	$17,547,612	$42,597,362
Contract revenue	2,229,617	4,106,815

Total revenue	19,777,229	46,704,177
Costs and expenses:
Cost of product sales	18,941,288	43,154,793
Research and development	2,231,938	4,118,981
Selling, general and administrative	5,146,737	11,462,937
Amortization of intangibles	—	698,570
Impairment of long-lived assets (1)	—	58,900,000
Total costs and expenses	26,319,963	118,335,281

Operating loss	(6,542,734)	(71,631,104)
Interest expense, net	(902,643)	(1,773,292)
Other expense, net	—	(5,086)

Loss from discontinued operations before taxes	(7,445,377)	(73,409,482)
Income tax benefit (expense) (2)	(80,121)	4,862,751

Loss from discontinued operations	$(7,525,498)	$(68,546,731)

(1)	Represents impairment charges of $45.8 million related to intangibles, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.

(2)	Tax benefit realized in the six month period ended in 2007 mainly represents the elimination of a deferred tax liability in the amount of $4.9 million recognized in connection with the impairment discussed in (1) above.

3) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive) to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Through October 31, 2008, Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s ownership interest to 21.9%. There are six members on Fisker Automotive’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of Fisker Automotive. Fisker Automotive will need to raise substantial additional capital in order to complete future phases of development, testing, and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in the venture.

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

Fisker Automotive has incurred accumulated deficits from inception through October 31, 2008 for design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2008 and October 31, 2008 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the three and six month periods ended October 31, 2007 and 2008.

During the third quarter of fiscal 2008, the Company completed an initial concept analysis program on powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million contractual arrangement. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company is developing the powertrain and software control systems and will integrate its plug-in hybrid electric vehicle architecture known as “Q-Drive” for the Fisker Karma production model that is expected to have initial deliveries beginning in the fourth quarter of calendar 2009. The Company has received $12.0 million in cash from Fisker Automotive and has recognized $7.2 million in cumulative contract revenue through October 31, 2008 of which $4.2 million was recognized during the second quarter of fiscal 2009 and $5.0 million was recognized during the first half of fiscal 2009. The cash received and contract billings generated in excess of the revenue earned, of $4.3 million and $4.8 million as of April 30, 2008 and October 31, 2008, respectively, is reported as deferred revenue from affiliate on the accompanying condensed consolidated balance sheets.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture was established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro. The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008 and 1.29 to 1 as of October 31, 2008. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN 46R.

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above that was classified as obligation payable to affiliate on the condensed consolidated balance sheet as of April 30, 2008. In August 2008, the Company satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar Energy, Inc. to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

Asola reported total assets of 22.8 million euro and total liabilities of 18.4 million euro as of October 31, 2008 (unaudited); revenues of 10.9 million euro and 20.9 million euro and net profits of 0.5 million euro and 1.1 million euro for the three and six month periods ending October 31, 2008 (unaudited). The Company’s equity in earnings of Asola was US$0.2 million and US$0.4 million for the three and six month periods ending October 31, 2008.

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

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term solar cell supply agreement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007, representing the full amount of the November 17, 2007 prepayment requirement and agreed to pay up to 1.5 million euro of the prepayment due in September 2008 and up to 2.5 million euro of the prepayment due in September 2009. The Company anticipates that Asola will generate cash flows sufficient to cover a portion of the September 2009 prepayment; however, if there is insufficient cash available within Asola operations, the Company will endeavor to raise funds specifically for Asola to cover the shortfall.

On July 17, 2008 and September 26, 2008, the Company made additional prepayments of 1.0 million euro (US$1.6 million) and 1.5 million euro (US$2.2 million), respectively, to Asola under the agreement. The cumulative prepayments of 3.5 million euro (US$5.2 million) are reflected as prepayments to affiliate in the accompanying condensed consolidated balance sheet as of October 31, 2008.

The long-term solar cell supply agreement secures a ten-year supply of silicon photovoltaic solar cells that Asola and the Company anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States. The Company had not purchased any solar cells from Asola under the arrangement through October 31, 2008.

The Company’s unconditional remaining obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in euros and in U.S dollars based on the currency exchange rate as of October 31, 2008) are as follows:

	Euros:	US Dollars:
Two months ended December 2008	€—	$—
Twelve months ended December 2009	5,680,000	7,299,000
Twelve months ended December 2010	8,110,000	10,421,000
Twelve months ended December 2011	15,720,000	20,200,000
Twelve months ended December 2012	15,220,000	19,558,000
Twelve months ended December 2013	14,620,000	18,787,000
Thereafter	53,875,000	69,229,000

Total	€113,225,000	$145,494,000

The Company provided Asola with a loan in the amount of US$2.2 million on September 26, 2008. The loan is evidenced by a promissory note and is guaranteed by Asola’s majority shareholder, ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar Energy, Inc. The loan accrues interest at a 6.0% annualized rate and matures upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro and March 31, 2010.

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize its share of the earnings of Asola after the date of acquiring the ownership interest. The activity in fiscal 2009 and the carrying balances of the Company’s investment in and advances to Asola as of October 31, 2008 are as follows:

U.S. Dollars:
Investment in and advances to Asola - balance at April 30, 2008	$2,780,526
Equity in earnings for the six months ended October 31, 2008	419,000
Payment of advance in exchange for promissory note	2,196,250

Investment in and advances to Asola - balance at October 31, 2008	$5,395,776

Advanced Lithium Power

On March 24, 2006, the Company obtained an initial 35.5% ownership interest in Advanced Lithium Power, Inc (ALP). In addition to its direct ownership stake, the Company has certain voting arrangements in place and has protective rights for certain decisions made by the ALP Board of Directors, including third party use of ALP’s technology, which requires approval by one of the Company’s board representatives. There are six members on ALP’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of ALP. The Company has also invested CAD$0.5 million in convertible debentures, which allows the Company to convert the debentures into shares of ALP’s common stock at an equivalent value of CAD$0.12 per share through December 31, 2008. On May 1, 2008, the Company invested CAD$0.3 million in exchange for 0.6 million common shares of ALP. The Company also received common stock purchase warrants that entitle it to purchase 0.3 million shares of ALP stock at $0.75 per share and 0.3 million shares of ALP stock at $1.00 per share. The warrants expire on June 11, 2011.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 (the “Consolidation Period”) due to the nature of the controlling voting interest it had secured in ALP during the Consolidation Period. As a result of additional financing obtained by ALP during the Consolidation Period and the ratification of a revised allotment and pricing of common shares by ALP’s Board of Directors on April 10, 2008, the Company’s equity stake (15.4% as of April 30, 2008 and 16.1% as of October 31, 2008) plus its voting interests declined to a level where it no longer maintained its control of a majority of the voting interests in ALP. Accordingly, the Company deconsolidated ALP and began accounting for its equity stake under the equity method of accounting.

Although ALP is a variable interest entity as defined by FIN 46R, the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at the time of deconsolidation of ALP’s accounts was zero. The balance as of April 30, 2008 and October 31, 2008 is also zero. During the first half of fiscal 2009, the investment balance increased as a result of the May 1, 2008 purchase of ALP’s common shares by the Company, but was reduced to zero by the Company’s share of equity in losses for the six month period ending October 31, 2008.

The minority interest in losses of subsidiary reported on the accompanying condensed consolidated statements of operations for the three and six month periods ended October 31, 2007 represents the minority interest position held by ALP’s Chief Executive Officer and other officers of ALP, along with other unaffiliated parties during the Consolidation Period. The reporting of minority interest positions of ALP ceased upon the deconsolidation of their accounts.

The Company sources certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. The Company incurred costs of $0.3 million for the six month period ended October 31, 2008 associated with these purchases that are included in research and development expense. Also, included in deposits and other current assets at October 31, 2008 on the accompanying condensed consolidated balance sheet was $0.4 million in deposit payments made by the Company for products and services not yet received from ALP.

4) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2008	October 31, 2008
Customer accounts billed	$8,023,981	$2,658,492
Customer accounts unbilled	2,247,731	3,351,653
Allowance for doubtful accounts	(606,961)	(421,036)

Accounts receivable, net	$9,664,751	$5,589,109

Included in accounts receivable as of October 31, 2008 were $2.4 million of net receivables due from General Motors that are current within terms of the arrangements and that management expects to collect. The Company assesses the collectibility of receivables associated with General Motors and other customers on an ongoing basis.

5) Inventories

Inventories consist of the following:

	April 30, 2008	October 31, 2008
Materials and parts	$5,609,388	$5,653,331
Work-in-process	12,085	1,844
Finished goods	1,496,212	1,317,762

	7,117,685	6,972,937
Less provision for obsolescence	(1,055,548)	(1,073,603)

Inventories, net	$6,062,137	$5,899,334

6) Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

Goodwill is not subject to amortization. There were no changes in the carrying value of goodwill allocated to the Quantum Fuel Systems segment during the three or six months ended October 31, 2008.

Amortization and Impairment of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Intangible assets consist of the following:

	Estimated Useful Life	April 30, 2008	October 31, 2008
GM Strategic Alliance Agreement:
Gross carrying value	120 months	$16,479,358	$16,479,358
Accumulated amortization		(9,458,752)	(10,288,640)

Net carrying value		$7,020,606	$6,190,718

As a result of an indicator of potential impairment arising from public disclosures by General Motors of their deteriorating financial condition, the Company performed a review of the intangible asset relating to the strategic alliance as of October 31, 2008 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The strategic alliance agreement remains in place and it remains the intent of both parties to continue to execute upon the agreement, although at an estimated lower level of activity over the next 12-18 months than previously anticipated by the Company. Based on this review, including factoring in reduced estimates of future activities with General Motors and revenue streams associated with the strategic alliance on an undiscounted basis, the Company concluded that the carrying value of the intangible asset is recoverable over the remaining life of the arrangement and that the carrying value of the intangible asset is not impaired.

7) Warranties

The Company offers a warranty for all of its alternative fuel products. The specific terms and conditions of those warranties vary depending on the platform and model year. Warranty is provided for under terms similar to those offered by the original equipment manufacturer (OEM) to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.

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

Changes in the Company’s product warranty liability during the six month period ended October 31, 2008 is as follows:

Balance at April 30, 2008	$665,606
Warranties issued during the period	20,101
Adjustments to pre-existing warranties	85,037
Settlements made during the period	(323,653)

Balance at October 31, 2008	$447,091

8) Long-term Debt

Long-term debt consists of the following:

	April 30, 2008	October 31, 2008
Convertible Note; $16,195,676 principal, $4,846,154 unamortized conversion premium and $539,413 accrued interest as of April 2008; $7,840,277 principal and $303,637 accrued interest as of October 2008	$21,581,243	$8,143,914
Term Note A	10,000,000	9,600,000
Term Note B	10,000,000	10,000,000
Term Note C	—	7,500,000
Other obligations	367,499	188,892

Long-term debt, current and non-current	41,948,742	35,432,806
Less current maturities for scheduled payments and conversion premium amortization of debt	(8,325,144)	(24,391,379)

Long-term debt, non-current	$33,623,598	$11,041,427

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note that matures on August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. The Company may elect to pay the interest in cash or add it to the unpaid principal balance. The Company has the right to prepay all or part of the principal without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the volume-weighted average price (VWAP) of its stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date.

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

Should the Company choose to draw on the May 2008 Commitment, the lender has the option to choose between one of the following three investment structures: (i) receipt of Company’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in the Company’s common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, the Company granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into the Company’s common stock at a price equal to the market price.

In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, the Company and its lender agreed to certain modifications to the existing Convertible Note, Term Note A and Term Note B.

The Convertible Note, initially assumed in March 2005 when the Company acquired Tecstar Automotive Group and most recently amended on May 30, 2008, can be converted into shares of the Company’s common stock at a conversion price of $1.35 per share at any time until maturity at the option of the note holder. As a result of certain modifications to the Convertible Note executed on May 30, 2008, the lender is also entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of the Company’s common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Convertible Note, as amended, has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%. The holder of the Convertible Note has the right to extend the scheduled maturity date of July 1, 2009 for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder. The fair value of the amended Convertible Note, including the value resulting from the principal conversion rate and the Make-Whole Amount provisions as described above, was estimated to be $45.1 million as of May 30, 2008.

The lender has converted a total of $8.7 million of principal under the amended terms of the Convertible Note on various dates beginning on June 30, 2008 and most recently on October 16, 2008. In exchange, the Company issued the lender 6.4 million shares in satisfaction of the principal amount converted and 2.4 million shares in satisfaction of the Make-Whole Amount. The fair value of the remaining balance on the Convertible Note approximates it carrying value of $8.1 million as of October 31, 2008.

Term Note A, as amended, requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. The note requires monthly principal payments of $0.4 million beginning on October 15, 2008 with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on January 31, 2010. The Company has the right to prepay all or part of the principal without penalty and has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume weighted average price (VWAP) of the Company’s stock for the five business days prior to the scheduled payment date. The Company also has the option to delay any scheduled principal reductions for a period up to two months with proper notice to its lender as long as the VWAP of the Company’s stock is below $1.50 for the five business days prior to the scheduled payment date. The Company satisfied the October 15, 2008 requirement in cash and elected to defer the November 15, 2008 principal payment.

Term Note B, as amended, requires monthly interest payments in arrears at a fixed rate of 6.5%. The Company and the holder of the Term Note B cannot prepay or call any part of the principal amount due until January 17, 2010. Term Note B matures on January 16, 2015. The Company has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. The fair value of the amended Term Note B, including the value resulting from the multiplier provisions described above, was estimated to be $26.3 million as of May 30, 2008 and $10.7 million as of October 31, 2008.

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

Each of the outstanding debt instruments allow the Company to pay the principal using shares of the Company’s common stock; however, all of the debt instruments prohibit the Company from issuing shares to the lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with the notes to exceed 19.99% of the Company’s issued and outstanding shares which would violate the Marketplace Rules of the Nasdaq Stock Market (Marketplace Rules). On

September 18, 2008, the Company’s shareholders approved the potential issuance of shares of common stock upon conversion of the debt. As a result of the shareholder approval, the Company can now issue shares in satisfaction of the debt obligations in excess of 19.99% of the Company’s issued and outstanding shares and remain in compliance with the Marketplace Rules.

The Company’s obligations under the Convertible Note and the three term notes are secured by substantially all the Company’s assets. The Company is in compliance with all material covenants, reporting and other requirements of the debt instruments with its lender as of October 31, 2008.

For purposes of disclosing the maturities of long-term debt, the scheduled maturity date of July 1, 2009 is utilized as an assumption for the Convertible Note. Maturities of long-term debt for each of the next five twelve-month periods ending October 31 and thereafter, are as follows:

Maturities of Long-Term Debt
2009	$24,391,379
2010	10,951,390
2011	53,570
2012	25,905
2013	10,562
Thereafter	—

$35,432,806

9) Stockholders’ Equity

Share-Based Compensation

The Company has included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Continuing operations:
Cost of product sales	$25,757	$28,782	$54,257	$53,749
Research and development	44,908	56,573	92,199	98,896
Selling, general and administrative	720,805	389,061	1,380,597	898,875
Discontinued operations	210,920	—	378,328	—

Total share-based compensation	$1,002,390	$474,416	$1,905,381	$1,051,520

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

Below is a summary of the options activity under the stock option plan for the six months ended October 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2008	5,968,694	$3.33
Granted	249,000	2.23
Exercised	—	—
Forfeited	(288,000)	2.47
Expired	(2,000)	4.24

Options outstanding at October 31, 2008	5,927,694	$3.32	7.0	$—

Vested and expected to vest at October 31, 2008	5,523,417	$3.47	6.8	$—
Options exercisable at October 31, 2008	3,334,944	$4.52	5.6	$—

On May 1, 2008, an additional 2,339,172 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At October 31, 2008, there were 5,436,030 shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three months ended October 31,		Six months ended October 31,
	2007	2008	2007	2008
Dividend yield	n/a	n/a	n/a	0.0%
Expected life - years	n/a	n/a	n/a	5.8
Risk-free interest rate	n/a	n/a	n/a	3.4%
Expected volatility of common stock	n/a	n/a	n/a	85.1%

A summary of the grant date fair value and intrinsic value information is as follows:

	Three months ended October 31,		Six months ended October 31,
	2007	2008	2007	2008
Weighted average grant date fair value per share	none granted	none granted	none granted	$1.61
Intrinsic value of options exercised	$—	$—	$—	$—
Total fair value of options vested during the period	$986,532	$408,970	$1,694,694	$986,459

Warrants

Warrant activity for the six months ended October 31, 2008 and warrants outstanding as of October 31, 2008, reported in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Type
	June 2006 Warrants	October 2006 “A” Warrants	June 2007 Warrants	August 2008 Warrants	Totals
Warrants outstanding at April 30, 2008	880,506	3,780,522	15,000,000	—	19,661,028
Exercised	—	(400,000)	—	—	(400,000)
Issued	—	—	—	13,500,000	13,500,000

Warrants outstanding at October 31, 2008	880,506	3,380,522	15,000,000	13,500,000	32,761,028

Exercise Price	$3.94	$1.50	$2.09	$4.00
Expiration Date	June 2011	April 2014	December 2014	August 2015

Net cash proceeds from the exercise of the October 2006 “A” Warrants on July 10, 2008 amounted to $0.6 million.

In connection with the public offering completed on August 25, 2008 (see Note 1), the Company issued common stock purchase warrants entitling the investor to purchase up to 13.5 million shares of the Company’s common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable, will expire on August 25, 2015 and have an estimated fair value of $6.9 million. The exercise price of the warrants is subject to a weighted-average anti-dilution reset protection if the Company, in certain defined circumstances, issues securities in the future at a price less than $4.00 per share, provided that the exercise price cannot be reset below $1.93 per share, as may be adjusted for stock dividends, stock splits, reorganizations, and similar events.

There was no actively traded market for the warrants as of the closing date of the public offering. Accordingly, the fair value of the warrants was determined using a Black-Scholes valuation model utilizing the following assumptions: volatility of 40%, term of warrants of seven years, risk-free rate of 3.4% and no expected dividends. Expected volatility was based on the historical volatility of public companies in the energy sector (unaudited) as compiled by sources independent of the Company.

The Company evaluated the warrants in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate due to the fact that the warrants are required to be physically settled in shares of the Company’s common stock. The proceeds from the transaction have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregated the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

Shares Available

The number of undesignated shares available as October 31, 2008 is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		248,000,000	2,000,000	20,000,000
Less shares issued and outstanding		(96,155,177)	(999,969)	—
Less shares designated for issuance under:
Stock options		(5,927,694)	—	—
Warrants		(32,761,028)	—	—
Conversion of principal under Convertible Note	(1)	(5,807,613)	—	—
Make-Whole provision under Convertible Note	(2)	(2,090,741)	—	—
Repayment of principal under Term Note A	(3)	(13,473,684)	—	—
Repayment of principal under Term Note B	(4)	(15,000,000)	—	—
Repayment of principal under Term Note C	(3)	(10,526,316)	—	—

Total shares designated for future issuance		(85,587,076)	—	—

Undesignated shares available		66,257,747	1,000,031	20,000,000

(1)	Conversion price for repayment of principal in shares is fixed at $1.35 per share.

(2)	Conversion price for repayment of Make-Whole Amount in shares is fixed at $1.50 per share.

(3)	Repayment of principal in shares is at Company’s option at 95% of market price. Market price used is $0.75 per share which represents the Company’s closing share price on October 31, 2008.

(4)	Repayment of principal in shares is at Company’s option, but share price must be above $0.50 and number of shares is fixed at 15.0 million.

Stockholders’ Equity Rollforward

The following table provides a condensed roll-forward of stockholders’ equity for the six months ended October 31, 2008:

	Common Stock Shares	Total Stockholders’ Equity
Balance at April 30, 2008	77,972,399	$13,349,193
Share-based compensation on stock option and restricted stock awards	—	1,053,538
Forfeiture of restricted stock award and reversal of share-based compensation	(20,000)	(2,018)
Issuance of common stock, net of transaction fees	9,000,000	17,788,634
Conversions of principal under the Convertible Note, including shares provided under Make-Whole provision	8,802,778	8,700,000
Fair value of Convertible Note and Term Note B allocated to additional paid-in-capital in connection with May 2008 modifications	—	44,512,247
Warrant exercises	400,000	600,000
Net loss	—	(48,500,718)

Balance at October 31, 2008	96,155,177	$37,500,876

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Comprehensive loss, net of tax:
Net loss, as reported	$(12,136,970)	$(1,347,187)	$(78,982,540)	$(48,500,718)
Currency translation adjustments	283,282	—	372,640	—

Comprehensive loss, net of tax:	$(11,853,688)	$(1,347,187)	$(78,609,900)	$(48,500,718)

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Numerators for basic and diluted loss per share data - to common stockholders:
Loss from continuing operations	$(4,611,472)	$(1,347,187)	$(10,435,809)	$(48,500,718)
Loss from discontinued operations	(7,525,498)	—	(68,546,731)	—

Net loss	$(12,136,970)	$(1,347,187)	$(78,982,540)	$(48,500,718)

Denominator for basic and diluted loss per share data - weighted-average shares	78,552,368	92,070,234	74,951,825	86,005,940
Basic and diluted per share data:
Loss from continuing operations	$(0.06)	$(0.01)	$(0.14)	$(0.56)
Loss from discontinued operations	(0.09)	—	(0.91)	—

Net loss	$(0.15)	$(0.01)	$(1.05)	$(0.56)

For the six month period ended October 31, 2008, options to purchase 5.9 million shares and warrants to purchase 32.8 million shares of common stock, respectively, were excluded in the computation of diluted net loss per share, as the effects would be anti-dilutive. In addition, for the six month period ended October 31, 2008, a convertible note obligation convertible into 7.9 million shares of common stock and an estimated 39.0 million shares potentially issuable in satisfaction of term note obligations were excluded in the computation of diluted net loss per share, as the effects would be anti-dilutive.

11) Income Taxes

Income taxes associated with continuing operations for the three and six months ended October 31, 2008 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At October 31, 2008, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

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

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners. General Motors comprised 65% and 18% and Fisker Automotive comprised 0% and 45% of the total Quantum Fuel Systems segment revenue reported for the six months ended October 31, 2007 and 2008, respectively.

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

Geographic Information

The Company’s long-lived assets as of October 31, 2008 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

Financial Information by Business Segment

Financial information by business segment for continuing operations is as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Revenue
Quantum Fuel Systems	$6,176	$7,404	$9,686	$11,135
Corporate	—	—	—	—

Total	$6,176	$7,404	$9,686	$11,135

Operating Loss
Quantum Fuel Systems	$(2,033)	$(94)	$(4,905)	$(3,393)
Corporate	(2,518)	(2,565)	(5,390)	(5,471)

Total	$(4,551)	$(2,659)	$(10,295)	$(8,864)

Capital Expenditures
Quantum Fuel Systems	$283	$2,231	$398	$3,729
Corporate	—	—	—	—

Total	$283	$2,231	$398	$3,729

Depreciation
Quantum Fuel Systems	$516	$469	$977	$987
Corporate	3	3	7	6

Gross Total	$519	$472	$984	$993

Amortization of Intangibles
Quantum Fuel Systems	$419	$415	$838	$830

Selected financial information for discontinued operations is as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Discontinued Operations:
Capital Expenditures	$421	$—	$712	$—
Depreciation	176	—	1,449	—
Amortization of Intangibles	—	—	698	—

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2008	October 31, 2008
Identifiable Assets
Quantum Fuel Systems	$61,753	$53,861
Corporate	7,033	30,989

	$68,786	$84,850

13) Insurance Settlements

Property Damage Recovery

On September 22, 2007, a flood caused damages to the Company’s inventory, manufacturing equipment and warehouse facility that is insured by the Company. The settlement payments to be received under the insurance claim were finalized as of October 31, 2008 in the amount of $3.7 million. The Company received the insurance benefits in installments on various dates since the date of the incident. The final payment in the amount of $0.6 million was received in November 2008 and is included as part of deposits and other current assets on the condensed consolidated balance sheet as of October 31, 2008. The Company recognized a gain of $1.2 million in the second quarter of fiscal 2009 which is included as a reduction to selling, general and administrative expenses on the condensed consolidated statements of operations. The gain is primarily related to the difference between the insured values and carrying values of the damaged inventory and equipment.

Life Insurance Proceeds

The Company recorded other income of $2.0 million during the three months ended October 31, 2008 in connection with a life insurance settlement payment that was received in connection with the death of a Company executive in September 2008. The executive had served as the Company’s Chief Operating Officer and had been on paid medical leave since December 2007. The cash payment was received in November 2008. The receivable associated with the insurance settlement is reported as prepaids and other current assets on the accompanying condensed consolidated balance sheet as of October 31, 2008.

14) Fair Value Measurements

Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157) for its financial assets and liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is defined under a hierarchy based on three levels of inputs that may be used to measure fair value. The inputs for the first two levels are considered observable and the last is unobservable and include the following: Level (1) unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; Level (2) quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or Level (3) prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies.

The Company does not have any financial assets or liabilities that are measured on a recurring basis; however, the Company measured the fair value of debt instruments (as discussed below) on the income approach during the six months ended October 31, 2008 using unobservable inputs consistent with Level 3 that were significant to the fair value measurement of the debt.

On May 30, 2008, the Company and its lender agreed to certain substantial modifications to its Convertible Note and Term Note B debt instruments that are described further in Note 8. As a result of the modifications, there was an implied exchange of debt instruments. The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were recorded at their estimated fair values on May 30, 2008 of $45.1 million and $26.3 million, respectively. The estimated fair values of the Convertible Note and Term Note B has since declined to $8.1 million and $10.7 million, respectively, as of October 31, 2008, primarily as a result of a lower share price of the Company’s common stock and principal conversions to equity on the Convertible Note. The Company determines the fair values of the amended debt instruments primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. The Company used an estimated annual volatility rate of 77% to 82% based on historical share prices of its common stock and risk free rates ranging from 2.8% to 3.7% for the amended debt instruments.

The Company did not adopt FAS 157 for non-financial assets and liabilities as the FASB has deferred the effective date of FAS 157 until fiscal years beginning after November 15, 2008 for these instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FAS 157-2.

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

15) Contingencies

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

16) Subsequent Events

Facility Lease Arrangement with Related Party

On November 11, 2008, the Company entered into a new facility lease arrangement with Cartwright Real Estate Holdings, LLC (Cartwright LLC) and Klein Investments Family Limited Partnership for a facility that currently houses the Company’s corporate offices in Irvine, California and is anticipated to serve as Quantum Solar Energy’s manufacturing facility. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. The Company’s Chief Executive Officer owns a 50% interest in Cartwright LLC and an irrevocable trust established by the Company’s Chairman of the Board owns a 36.67% interest in Cartwright LLC. The Company made payments to Cartwright LLC of $0.3 million in both six month periods ended October 31, 2007 and 2008.

Stock Option Exchange Program

On November 17, 2008, the Company completed a value-for-value stock option exchange program which was approved by the Company’s stockholders on September 18, 2008. Pursuant to the option exchange, 3.9 million eligible options were canceled and replaced with 2.6 million replacement stock options. The exchange ratio was calculated such that the value of the replacement options would approximate the value of the canceled options, determined in accordance with the Black-Scholes option valuation model. Under SFAS No. 123 (revised 2004), “Share-Based Payment,” the Company will recognize excess value, if any, as compensation expense ratably over the vesting period of the replacement options. The Company expects the excess value, if any, to be nominal.

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

The following risks and other factors could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward-looking statements:

Risks Related to Liquidity and Capital Resources:

•	We have a history of operating losses and negative cash flow and anticipate continued losses as we execute our long-term strategic plan and commercialization plan for our products.

•	We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

•

We anticipate that we will need to raise additional capital to take advantage of strategic business opportunities, to complete product and application development, to fund Quantum Solar Energy, Inc. (Quantum Solar), to fund future operating activities and contractual commitments, and payoff or refinance debt.

•

Our shareholders are subject to significant dilution upon the occurrence of certain events such as the exercise of outstanding options, warrants and convertible debt and the issuance of shares to pay debt.

•	Future sales of substantial amounts of our common stock could adversely affect its market price.

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

•	We have a commitment to provide a 1.0 million euro guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

•	We do not expect to pay any dividends for the foreseeable future.

Other Risks Related to our Business:

•	Our business depends on the growth of hybrid, hydrogen and alternative fuel based vehicles and the solar industry.

•	We may never be able to introduce commercially viable hydrogen products and hybrid propulsion systems.

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

•

Fisker Automotive, Inc. (Fisker Automotive) represents a substantial portion of our anticipated revenues and will have to raise substantial additional capital for their business for us to be able to realize these potential revenue streams.

•	Our fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

•	Our revenue is highly concentrated among a small number of customers.

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

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	We depend on third-party suppliers for the supply of materials and components for our products, including our affiliate, Advanced Lithium Power, Inc. (ALP).

•	New technologies could render our existing products obsolete.

•	Our inability to respond to changing technologies will harm our business.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Future acquisitions could harm our operating results and share price.

•	We could become subject to stockholder litigation associated with our merger with and subsequent disposition of the Tecstar Automotive Group business segment.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

This list of factors above is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2008, in our Registration Statement on Form S-3 filed on July 3, 2008, in our Prospectus Supplement on Form 424(b)(5) filed on August 21, 2008, and in our Quarterly Report on Form 10-Q filed on September 9, 2008. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

All-forward looking statements contained in this quarterly report are made only as of the date hereof. We are under no obligation and we expressly disclaim any such obligation to update or alter our forward looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

Overview

We are a fully integrated alternative energy company and a leader in the development and production of advanced propulsion systems, energy storage technologies, and alternative fuel vehicles. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive and battery control system technologies for hydrogen and hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics and system integration.

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

We also intend to continue to expand our investments and alliances in solar operations, including a US-based solar photovoltaic module manufacturing operation. In January 2008, we acquired an equity stake in a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications. We plan to expand that operation along with the majority equity holder in Europe and involve alliance partners and business operations in Europe, Africa and Asia. Asola has formed joint ventures with alliance partners in Spain, South Korea, Italy, and Morocco to enable production and distribution of mono and poly-crystalline silicon solar modules with initial capacities of 30 MWp in each of the respective countries. We plan to assemble solar photovoltaic modules in the United States beginning in the first half of fiscal 2010 and assess strategic opportunities to manufacture thin film solar photovoltaic modules as well as opportunities in solar panel distribution and integration.

Business Segments and Other Equity Interests

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment. Prior to January 16, 2008, we had a third business segment—Tecstar Automotive Group business segment, which ceased operations on January 16, 2008, when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment have been reclassified and are reported as discontinued operations.

We have acquired or obtained ownership interests in three businesses that are not included in our current reporting segments:

•

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. We also have an option to acquire an additional 7.8% ownership interest in Asola in exchange for an additional payment of 0.1 million euro.

•

On August 7, 2007, we obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. Our ownership interest in Fisker Automotive as of October 31, 2008 was 21.9%. Fisker Automotive is developing a production-intent high-performance plug-in hybrid electric vehicle that it calls the “Fisker Karma” that is expected to have initial deliveries beginning in the fourth quarter of calendar year 2009.

•

On March 24, 2006, we obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. Our ownership interest in ALP as of October 31, 2008, was 16.1% as a result of financing activities completed by ALP. We have also invested in convertible debentures that are convertible into ALP’s common stock through December 31, 2008 that, upon conversion, would increase our ownership interest to an estimated 32%.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced gaseous fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs through funded research and development contracts and on a prototype and production intent basis. These hydrogen systems and products are not currently manufactured in high volumes and will require additional product development. We expect a commercial market to develop for our hydrogen and fuel cell vehicle products in the future if OEMs produce fuel cell applications and hydrogen products using our systems on a commercial basis. We believe our hybrid propulsion system, referred to as the “Q-Drive,” will become a commercial product within the next two years.

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

In April 2008, we completed shipments of our packaged hydrogen fuel systems to General Motors in support of their Equinox fuel cell vehicle program that consists of a fleet of approximately 100 vehicles and we continue to provide service support to General Motors under this active program.

In June 2008 we announced that we were awarded a contract by EDAG Engineering + Design AG (EDAG) to develop advanced hybrid vehicle powertrains for the Future Steel Vehicle program sponsored by World Auto Steel, the automotive group of the International Iron and Steel Institute (IISI). Under this contract, we are designing, analyzing, and developing hybrid vehicle powertrain architectures that include advanced plug-in hybrid electric vehicles (PHEV) and hydrogen fuel cell hybrid vehicles. We are working with our affiliate, ALP, in developing the advanced lithium-ion battery system and controls for each of the vehicle architectures.

In July 2008 we announced that we had designed, developed and shipped a new generation of ultra light-weight advanced composite hydrogen storage units for Suzuki Motor Corporation’s Fuel Cell Vehicle Program. These unique systems for Suzuki were developed, analyzed, and tested to meet the Japanese Government requirements.

In October 2008 we announced that we had designed, developed and shipped a new generation of hybrid electric vehicles incorporating hydrogen internal combustion engines to the US Army Tank Automotive Research Development and Engineering Center (TARDEC) for deployment at the Selfridge Air National Guard Base (SANGB). This deployment is part of a larger test and demonstration program involving TARDEC joint service partners around the country, in support of the US Army’s 21st Century Base Initiative. The hydrogen-powered vehicles will reduce emissions and provide an opportunity to verify and utilize the existing hydrogen refueling infrastructure.

Our Quantum Fuel Systems segment revenues and cash flows in the future will be dependent on the success of the Fisker Karma and other Fisker automotive PHEV’s, future hybrid vehicle programs, further advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hybrid hydrogen, plug-in electric hybrid, fuel cell, and other alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements, and consumer adoption of alternative fuel, hybrid and hydrogen technologies on a commercial scale.

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

Our Quantum Fuel Systems business is generally related to hybrid, fuel cell and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM and other customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell hybrid, fuel cell or alternative fuel vehicles depends on their marketing and distribution strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. In October 2008, we were awarded an initial purchase order to supply prototype compressed natural gas (CNG) tanks to an OEM of passenger sedans targeted for taxi fleets in the United States. This initial purchase order could lead to a production level arrangement beginning over the next 12-18 months that would increase our revenues from CNG applications significantly. We also anticipate that future programs for CNG applications can be established in international markets, specifically Europe, China and India. In April, 2007, we signed a memorandum of understanding to establish a cooperative joint venture with a major automaker in China for the development and commercialization of hybrid and alternative fuel vehicles, manufacture of gaseous fuel components, and integration of advanced propulsion systems. We also signed a memorandum of understanding in May 2007 for the marketing, sales, and distribution in India of its leading alternative fuel vehicle products and systems for CNG, blends of natural gas and hydrogen, and liquid petroleum gas (LPG). We are currently in discussions with other parties to modify existing components and systems to meet specific vehicle applications for those markets.

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

On August 27, 2008 start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture formed by us along with our affiliate Asola’s majority shareholder, ConSolTec GmbH, to enable production and distribution of mono and poly-crystalline silicon solar modules with initial capacity of 45 MWp in an operation to be based in Irvine, California. Ownership of Quantum Solar was allocated 85% to Quantum and 15% to Asola’s majority shareholder. All activities of the consolidated entity are included in our Corporate Segment and principally consist of deposits on long lead assembly equipment under construction for solar module production capability.

On November 11, 2008, we entered into a new facility lease arrangement with Cartwright Real Estate Holdings, LLC (Cartwright LLC) and Klein Investments Family Limited Partnership for a facility that currently houses our corporate offices in Irvine, California and is anticipated to serve as the manufacturing facility for our subsidiary Quantum Solar Energy, Inc. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. Our Chief Executive Officer owns a 50% interest in Cartwright LLC and an irrevocate trust established by our Chairman of the Board owns a 36.67% interest in Cartwright LLC.

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

For the first half of fiscal 2008 and 2009, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 65% and 18%, and revenue related to contracts with Fisker Automotive represented 0% and 45%, respectively, of our total consolidated revenue for these periods.

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

General Motors has represented a significant portion of our historical revenue streams and although our relationship with General Motors and our commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under the strategic alliance remains strong, certain existing programs are currently experiencing funding restraints as a result of General Motors’ deteriorating financial condition. Specifically, activities on certain next generation hydrogen fuel system programs with General Motors have recently been suspended with indications that the programs could experience extended delays of approximately 12-18 months. We and General Motors have expressed a mutual desire to continue the strategic alliance relationship, although at a significantly lower level of activity over the near term which includes the entire second half of our fiscal 2009. We continue to support development programs under the auspices of the strategic alliance and we believe that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the foreseeable future and once the financial condition of General Motors stabilizes, our contract revenues and product sales to General Motors will again be an important source of our revenue streams.

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

•

We conduct a major portion of our business with a limited number of customers. For the first half of fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. General Motors has also represented a significant portion of our historical revenue streams and accounts receivables. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We periodically evaluate for impairment our long-lived assets, particularly goodwill and intangible assets relating to acquisitions and the intangible asset relating to the strategic alliance with General Motors. Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry averages. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the second quarter of fiscal 2009, we performed a review of the intangible asset relating to the strategic alliance with General Motors as a result of public disclosures by General Motors of their deteriorating financial condition. Based on this review, including factoring in reduced estimates of future activities with General Motors and revenue streams associated with the strategic alliance on an undiscounted basis, we concluded that the carrying value of the intangible asset is recoverable over the remaining life of the arrangement and that the carrying value of the intangible asset is not impaired.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of October 31, 2008, our net deferred tax assets have been offset in full by a valuation allowance.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for us at the beginning of our 2010 fiscal year. We do not believe that the adoption of FAS 141R will have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of SFAS No. 133” (“FAS 161”). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for us at the beginning of the fourth quarter of our 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 161.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation. EITF 07-5 is effective for us at the beginning of our 2010 fiscal year and cannot be adopted early. We are currently assessing the impact that EITF 07-5 will have on our consolidated financial position and results of operations.

Results of Operations

First half of fiscal 2008 and 2009

Net revenues and operating loss for our business segments for the first half of fiscal 2008 and 2009 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Revenue
Quantum Fuel Systems	$6,176	$7,404	$9,686	$11,135
Corporate	—	—	—	—

Total	$6,176	$7,404	$9,686	$11,135

Operating Loss
Quantum Fuel Systems	$(2,033)	$(94)	$(4,905)	$(3,393)
Corporate	(2,518)	(2,565)	(5,390)	(5,471)

Total	$(4,551)	$(2,659)	$(10,295)	$(8,864)

Revenues increased $1.2 million, from $6.2 million in the second quarter of fiscal 2008 to $7.4 million in the second quarter of fiscal 2009 and increased $1.4 million, from $9.7 million in the first half of fiscal 2008 to $11.1 million in the first half of fiscal 2009. The increase in revenue for the respective periods is primarily related to engineering services provided under funded Fisker Automotive programs which began in the third quarter of fiscal 2008 which are partially offset by declines in revenue attributable to hydrogen fuel storage products and services provided to General Motors.

Our overall operating loss decreased $1.9 million, from $4.6 million in the second quarter of fiscal 2008 to $2.7 million in the second quarter of fiscal 2009 and decreased $1.4 million, from $10.3 million in the first half of fiscal 2008 to $8.9 million in the first half of fiscal 2009. The decrease in operating losses was due to the higher revenue base and in part to a gain recognized during the second quarter of fiscal 2009 in the Quantum Fuel Systems segment related to an insurance settlement associated with facility damages and costs stemming from a flooding incident occurring in September 2007.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $2.9 million, or 88%, from $3.3 million in the second quarter of fiscal 2008 to $0.4 million in the second quarter of fiscal 2009 and decreased $4.1 million, or 87%, from $4.7 million in the first half of fiscal 2008 to $0.6 million in the first half of fiscal 2009. Product sales in fiscal 2008 included shipments of hydrogen fuel storage systems associated with General Motors’ Equinox fuel cell vehicle program. Product sales declined significantly in the first half of fiscal 2009 as a result of the last shipment of all units ordered under General Motors’ Equinox program at the end of the fourth quarter of fiscal 2008. Internal resources previously dedicated to the Equinox production program were redirected near the beginning of fiscal 2009 to the development of General Motors’ next generation vehicle programs, military programs and development of the Q Drive for Fisker Automotive, Inc. We expect product revenue in the second half of fiscal 2009 to remain at a similar level to that realized in the first half of fiscal 2009.

Contract revenue for the Quantum Fuel Systems segment increased $4.1 million, or 141%, from $2.9 million in the second quarter of fiscal 2008 to $7.0 million in the second quarter of fiscal 2009 and increased $5.5 million, or 110%, from $5.0 million in the first half of fiscal 2008 to $10.5 million in the first half of fiscal 2009. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, General Motors and other OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. We believe that activities under the current Fisker Automotive program to develop the hybrid electric powertrain for the Fisker Karma in addition to new and ongoing military and aerospace programs should generate higher contract revenues in the second half of fiscal 2009 compared to the first half of fiscal 2009.

For the first half of fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, represents a significant portion of our revenues. We anticipate that Fisker Automotive will represent a majority of our revenues for the second half of fiscal 2009.

Cost of product sales for the Quantum Fuel Systems segment decreased $2.1 million, or 84%, from $2.5 million in the second quarter of fiscal 2008 to $0.4 million in the second quarter of fiscal 2009 and decreased $3.0 million, or 73%, from $4.1 million in the first half of fiscal 2008 to $1.1 million in the first half of fiscal 2009. The decrease is mainly due to the lower overall product sales volume.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.8 million from $0.8 million in the second quarter of fiscal 2008 to $0.0 million in the second quarter of fiscal 2009 and decreased $1.1 million from a positive $0.6 million in the first half of fiscal 2008 to a negative $0.5 million in the first half of fiscal 2009. The decrease is mainly attributable to the lower overall product sales volume and reduced product margins as a result of higher absorption of fixed overhead costs per unit shipped.

Research and development expense associated with development contracts increased $2.8 million, or 147%, from $1.9 million in the second quarter of fiscal 2008 to $4.7 million in the second quarter of fiscal 2009 and increased $4.3 million, or 134%, from $3.2 million in the first half of fiscal 2008 to $7.5 million in the first half of fiscal 2009. The increase is primarily related to increased levels of design and engineering activities associated with the Fisker Automotive Karma program and activities associated with General Motors’ next generation vehicle programs.

Internally funded research and development expense for the Quantum Fuel Systems segment increased $0.2 million, or 11%, from $1.9 million in the first quarter of fiscal 2008 to $2.1 million in the first quarter of fiscal 2009 and increased $0.1 million, or 3%, from $3.8 million in the first half of fiscal 2008 to $3.9 million in the first half of fiscal 2009. The increases are primarily a result of higher levels of indirect supporting costs associated with expanded engineering development programs for the current fiscal year.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $1.5 million from a cost of $1.4 million in the second quarter of fiscal 2008 to a net credit of $0.1 million realized in the second quarter of fiscal 2009 and decreased $1.4 million from $2.6 million in the first half of fiscal 2008 to $1.2 million in the first half of fiscal 2009. The decrease during fiscal 2009 primarily relates to a gain recognized during the second quarter of fiscal 2009 for an insurance settlement associated with facility damages and costs stemming from a flooding incident occurring in September 2007 that is included as an offset to selling, general and administrative expenses in the Quantum Fuel Systems segment. Included in the first half of fiscal 2009 is also non-recurring costs of $0.5 million related to the relocation of our engineering and manufacturing operations from Irvine to Lake Forest, California.

Amortization of intangibles for the Quantum Fuel Systems segment relates to the Strategic Alliance Agreement with General Motors. The expense in the second quarter of fiscal year 2009 was the same as in the second quarter of fiscal 2008 and amounted to $0.4 million and the expense in the first half of fiscal year 2009 was the same as in the first half of fiscal 2008 and amounted to $0.8 million.

Operating loss for the Quantum Fuel Systems segment decreased $1.9 million, or 95%, from $2.0 million in the second quarter of fiscal 2008 to $0.1 million in the second quarter of fiscal 2009 and decreased $1.5 million, or 31%, from $4.9 million in the first half of fiscal 2008 to $3.4 million in the first half of fiscal 2009. We expect the Quantum Fuel Systems segment to incur an operating loss for the second half of fiscal 2009 similar to the level realized in the first half of fiscal 2009.

Corporate Segment

Corporate expenses increased by $0.1 million in the second quarter of fiscal 2009 from $2.5 million in fiscal 2008 to $2.6 million in fiscal 2009 and increased by $0.1 million in the first half of fiscal 2009 from $5.4 million in fiscal 2008 to $5.5 million in fiscal 2009. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. The portion of historical corporate expenses that indirectly supported the operations of the Tecstar Automotive Group are not included in the Corporate reporting segment and have been classified as part of discontinued operations on the accompanying consolidated statements of operations. Corporate expenses as a percentage of total consolidated revenues decreased to 49% for the first half of fiscal 2009 as compared to 56% for the first half of fiscal 2008 mainly due to the slightly higher overall revenue base in the current year. We expect the level of corporate expenses for the second half of fiscal 2009 to be similar to the level incurred in the first half of fiscal 2009.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.9 million in the second quarter of fiscal 2009 as compared to $0.5 million realized in the second quarter of fiscal 2008 and amounted to $2.0 million in the first half of fiscal 2009 as compared to $0.9 million realized in the first half of fiscal 2008. Interest expense primarily relates to debt instruments payable to our current lender in which proceeds were initially provided in January 2007. The debt instruments have been subsequently modified or restructured on various dates through May 30, 2008. Interest expense in the first half of fiscal 2009 included a $0.3 million charge for the recognition of the remaining deferred debt issue fees related to debt instruments that were substantially modified during May 2008. Interest earned on cash deposits was nominal for the first half of fiscal 2008 and was $0.1 million for the first half of 2009.

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

Minority Interest in Losses of Subsidiaries. During the first half of fiscal 2008, our net losses were reduced by $0.8 million for the portion of losses incurred by our affiliate, ALP, which was allocated to ALP’s minority equity interests through the period that we consolidated our ownership interest in ALP. As a result of dilution in our equity voting interests in ALP below a controlling level on April 10, 2008, we deconsolidated ALP and began recording our ownership interest in ALP under the equity method of accounting.

Equity in Losses of Affiliates. During the first half of fiscal 2009 we recognized $0.4 million representing our equity share in earnings of our affiliate, Asola, and we recognized $0.3 million representing our equity share in losses of ALP. Our ownership in our affiliate, Fisker Automotive, since its formation in August 2007, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive under the equity method as our net investment balance in this affiliate is zero and we have no obligation to fund deficit balances of the business.

Other income. We recorded other income of $2.0 million during the three months ended October 31, 2008 in connection with a life insurance settlement payment that was received in connection with the death of our Chief Operating Officer in September 2008 who had been on paid medical leave since December 2007. The cash payment was received in November 2008. The receivable associated with the insurance settlement is reported as prepaids and other current assets on the accompanying condensed consolidated balance sheet as of October 31, 2008.

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

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $7.5 million for the second quarter of fiscal 2008 and $68.5 million for the first half of fiscal 2008.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities of our continuing operations during the first half of fiscal 2009 was $7.6 million as compared to $11.4 million used during the first half of fiscal 2008, which excludes cash used in discontinued operations. The cash used during the first half of fiscal 2009 is primarily due to a net loss from continuing operations of $5.6 million before the non-cash effects of loss on modification of debt, depreciation and amortization, stock compensation charges, and other items. We also used $2.0 million in cash as a result of net changes in operating assets and liabilities. These changes included cash inflows from net reductions in accounts receivable of $4.1 million and cash outflows related to an increase in deposits and other assets of $3.8 million associated with payments to Asola under the solar cell supply agreement and an increase of $2.6 million related to other assets. We expect the level of cash to be used in operations during the second half of fiscal 2009 to increase as a result of the expansion of development activities related to the Fisker Karma program and concurrent reduction in deferred revenues associated with the program.

Net cash used in investing activities of our continuing operations during the first half of fiscal 2009 was $8.2 million as compared to net cash used of $12.9 million during the first half of fiscal 2008. The cash used in fiscal 2008 primarily related to cash provided to the Tecstar Automotive Group segment now classified as discontinued in the amount of $11.9 million. Cash used for investing activities in fiscal 2009 relates in part to the payment on our obligation to Asola of $1.9 million that was required as part of our acquisition of the initial equity investment, an advance during the second quarter to Asola in the amount of $2.2 million, payments made on solar module manufacturing equipment under construction in the amount of $1.4 million, and $1.8 million in tenant improvements and new equipment purchases associated with the relocation of our engineering and manufacturing operations to a new facility in Lake Forest, California.

Net cash provided by financing activities of our continuing operations during the first half of fiscal 2009 was $25.3 million as compared to $23.2 million during the first half of fiscal 2008. Cash provided during fiscal 2009 consisted principally of $17.8 million in net proceeds received in connection with our sale of stock on August 25, 2008 and $7.5 million in proceeds received under borrowings associated with Term Note C. We also received $0.6 million from the exercise of warrants of our common stock during the first half of fiscal 2009 and made a principal reduction payment of $0.4 million on Term Note A.

Capital Resources

On August 25, 2008, we completed a public offering of 9,000,000 units, with each unit consisting of one share of common stock and 1.5 warrants to purchase additional shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share, subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price and number of warrants held by a purchaser (or such purchaser’s direct or indirect transferee) are subject to appropriate adjustment in the event of cash dividends or other distributions to holders of shares of our common stock. The exercise price is also subject to standard weighted average anti-dilution protections if we in certain defined circumstances issue (or we are deemed to have issued) securities in the future at a price less than $4.00 per share, provided that the exercise price can never be adjusted below $1.93, as adjusted for stock dividends, stock splits, reorganizations, and similar events. The warrants are immediately exercisable and expire on August 25, 2015.

The net proceeds to us from the public offering, after deducting placement agent fees and our estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued in the Offering, were approximately $17.8 million. The common stock and warrants to purchase common stock were issued pursuant to a prospectus supplement dated August 20, 2008, in connection with a takedown from our shelf registration statement on Form S-3, which became effective on July 14, 2008.

Debt Obligations

On May 30, 2008, we received $7.5 million in proceeds from our lender under a term note that matures on August 31, 2009 (Term Note C). Principal payments in monthly installments of $1.25 million commence on March 1, 2009 until maturity. Interest accrues at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. We may elect to pay the interest in cash or add it to the unpaid principal balance. We have the right to prepay all or part of the principal without penalty. We also have the option to repay the principal with shares of our common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the volume-weighted average price (VWAP) of our stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date.

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

Should we choose to draw on the May 2008 Commitment, the lender has the option to choose between one of the following three investment structures: (i) receipt of our common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in our common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, we granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into our common stock at a price equal to the market price.

In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, we agreed with our lender to certain modifications to the existing Convertible Note, Term Note A and Term Note B.

The Convertible Note, initially assumed in March 2005 when we acquired Tecstar Automotive Group and most recently amended on May 30, 2008, can be converted into shares of the our common stock at a conversion price of $1.35 per share at any time until maturity at the option of the note holder. As a result of certain modifications to the Convertible Note executed on May 30, 2008, the lender is also entitled to receive upon conversion of all or part of the balance due under the Convertible Note, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of our common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50. Additionally, the anti-dilution conversion price reset provision was eliminated in connection with the modifications.

The Convertible Note, as amended, has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%. The holder of the Convertible Note has the right to extend the scheduled maturity date of July 1, 2009 for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by us without consent of the holder. The fair value of the amended Convertible Note, including the value resulting from the principal conversion rate and the Make-Whole Amount provisions as described above, was estimated to be $45.1 million as of May 30, 2008.

The lender has converted a total of $8.7 million of principal under the amended terms of the Convertible Note on various dates beginning on June 30, 2008 and most recently on October 16, 2008. In exchange, we issued the lender 6.4 million shares in satisfaction of the principal amount converted and 2.4 million shares in satisfaction of the Make-Whole Amount. The fair value of the remaining balance on the Convertible Note approximates it carrying value of $8.1 million as of October 31, 2008.

Term Note A, as amended, requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. The note requires monthly principal payments of $0.4 million beginning on October 15, 2008 with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on January 31, 2010. We have the right to prepay all or part of the principal without penalty and have the option to repay the principal with shares of our common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume weighted average price (VWAP) of our stock for the five business days prior to the scheduled payment date. We also have the option to delay any scheduled principal reductions for a period up to two months with proper notice to our lender as long as the VWAP of our stock is below $1.50 for the five business days prior to the scheduled payment date. We satisfied the October 15, 2008 requirement in cash and elected to defer the November 15, 2008 principal payment.

Term Note B, as amended, requires monthly interest payments in arrears at a fixed rate of 6.5%. We and the holder of the Term Note B cannot prepay or call any part of the principal amount due until January 17, 2010. Term Note B matures on January 16, 2015. We have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million. Although prior to the May 2008 amendment the maximum amount of principal that is payable under the multiplier was $37.5 million, the number of shares issuable in payment of the principal remained fixed at 15.0 million. The fair value of the amended Term Note B, including the value resulting from the multiplier provisions described above, was estimated to be $26.3 million as of May 30, 2008 and $10.7 million as of October 31, 2008.

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

Each of the outstanding debt instruments allow us to pay the principal using shares of our common stock; provided, however, all of the debt instruments prohibit us from issuing shares to the lender in payment of any amounts if the issuance would cause the aggregate number of shares issued in connection with or under the Convertible Note and term notes to exceed 19.99% of our issued and outstanding shares in violation of the Marketplace Rules of the Nasdaq Stock Market (Marketplace Rules). On September 18, 2008, our shareholders approved the potential issuance of shares of common stock upon conversion of convertible debt and in payment of term debt. As a result of the shareholder approval, we can now issue shares in satisfaction of the debt obligations in excess of 19.99% of our issued and outstanding shares and remain in compliance with the Marketplace Rules.

Our obligations under the Convertible Note and the three term notes are secured by substantially all our assets. We are in compliance with all material covenants, reporting and other requirements of the debt instruments with our lender as of October 31, 2008.

Liquidity

The ratio of current assets to current liabilities decreased from 1.0 as of April 30, 2008 to 0.8 as of October 31, 2008. During fiscal 2009, our total working capital decreased by $6.4 million, from a positive $0.9 million at April 30, 2008 to a negative $5.5 million at October 31, 2008. The decline was mainly due to an increase in current maturities of long-term debt obligations from $8.3 million as of April 30, 2008 to $24.4 million as of October 31, 2008.

Our principal sources of liquidity approximate $25.6 million, consisting of $15.6 million of cash and cash equivalents at October 31, 2008 and $10.0 million of available committed funding from our lender that we secured on May 30, 2008.

As discussed above under Debt Obligations, each of the outstanding debt instruments with our lender have structures that, provided certain conditions are met, allow for the payment of scheduled principal payments with the issuance of shares of our common stock, either upon conversion, or at our option under the term notes. Specifically, the Convertible Note, with a book value of $8.1 million and scheduled to mature on July 1, 2009 and Term Notes A and C, with scheduled principal reductions of $8.7 and $7.5 million, respectively, required through October 31, 2009, are each anticipated by us to be paid with shares of our common stock; however, our lender could elect not to exercise its options under the Convertible Note to either extend the maturity date or to convert the principle into shares of our common stock which would then require us to pay the remaining obligation due under the note in cash.

Based on current projections and estimates, and our belief that current maturities of long-term debt can be sufficiently paid by the issuance of shares of our common stock, we believe that our working capital and principal sources of liquidity are sufficient to fund our operating activities and obligations through at least October 31, 2009. If we do not generate sufficient cash flow from operations or if we are unable to issue shares of our common stock to satisfy a portion of our debt obligations, we may need to raise additional funds to pay off or refinance these debt obligations. Our long-term future cash requirements will depend on numerous factors, including our revenue base, our profit margins, our product development activities, our ability to commercialize our fuel and hybrid propulsion systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our short and long-term debt obligations. We anticipate that we will need to raise additional funds for strategic business opportunities (including raising funds at the parent or subsidiary level to establish an operation to manufacture and distribute solar photovoltaic modules in the United States), to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues and control costs. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Additionally, we may sell certain long-lived assets to provide for a portion of our liquidity in the future.

Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments. However, we are exposed to market risk from changes in our common stock pursuant to terms of our amended $10.0 million (face value) Term Note B. The amount of the required payments under the note is subject to a multiplier as discussed under Capital Resources above. On May 30, 2008, our share price was $2.43 and the estimated fair value of the Term Note B obligation was $26.3 million. Our closing price as of October 31, 2008 was $0.75 per share. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million if our share price is less than $0.67 and the maximum amount of principal that is payable under the multiplier is capped at $52.5 million if our share price reaches $3.50 or above. Specifically, we are at risk that for each increase of $0.10 in the per share price of our common stock, the payment required on outstanding principal will increase by $1.5 million. During the first quarter of fiscal 2009 we recorded a charge in our statement of operations equal to the difference in the fair value of Term Note B from the date of issuance to the date of the May 30, 2008 amendment to the note. Any future change in the upward adjustment of Term Note B above the fair value on the date of the May 2008 amendment would require a charge to the statement of operations in the period such payments are made, and such charges could be substantial.

We are exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The conversion rate of one euro to one U.S. dollar was 1.29 to 1.0 as of October 31, 2008. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.2 million euro or US$145.5 million based on the currency exchange rate at October 31, 2008; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$14.5 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were insignificant during the first half of fiscal 2009.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of October 31, 2008, we had outstanding contractual commitments to purchase 0.6 million euros during November 2008 at a fixed conversion rate of 1.46 for one euro to one U.S. dollar.

Off Balance Sheet Disclosures

We have an unconditional commitment under a November 2007 agreement with Asola to purchase solar cells from Asola and to provide our share of prepayments to Asola. As of October 31, 2008, we had provided Asola with 3.5 million euro of the 5.0 million euro cumulative required by September 1, 2009 for our share of prepayments under the agreement. We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt. As of October 31, 2008, we had contractual commitments for capital expenditures of $1.2 million.

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

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from continuing operations of $18.3 million in fiscal 2006, $22.6 million in fiscal 2007, and $19.0 million in fiscal 2008. We expect to continue to make significant expenditures and incur substantial expenses as we continue our research and development efforts, further commercialize our products, expansion into other renewable energy industries such as solar, and develop facilities to expand the production capacity for our products. As a result, we expect to continue to incur significant losses as we execute our strategies and may never achieve or maintain profitability. We believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the alternative energy or hybrid vehicle market conditions or any other assumptions we used in formulating our business strategy, our long-term strategy many not be successful and we may not be able to achieve and maintain profitability. As a result, investors could lose confidence in our company and the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. NASDAQ’s Global Market continued listing standards include requirements addressing the number of shares publicly held, market value of publicly held shares, stockholder’s equity, number of round lot holders, and $1.00 minimum closing bid price. Our stock price has been below the $1.00 minimum bid requirement since October 7, 2008. Ordinarily, if a company’s closing bid price is below $1.00 for thirty consecutive trading days, it receives a notice from NASDAQ that it is subject to delisting if it fails to regain compliance within six months following the date of the notice letter by maintaining a minimum bid closing price of at least $1.00 for ten consecutive business days. However, on October 16, 2008, NASDAQ suspended the $1.00 minimum bid requirement through January 16, 2009. The minimum bid requirement is scheduled to be reinstated on January 19, 2009. If NASDAQ reinstates the $1.00 minimum bid price requirement on January 19, 2009 as scheduled and, thereafter, the closing bid price for our common stock is below $1.00 per share for 30 consecutive days, then we will not be in compliance with NASDAQ’s continued listing requirements and will receive a notice letter from NASDAQ stating that we will be delisted if we do not regain compliance. In order to regain compliance, we would have to attain a stock price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ, but Nasdaq may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of 10 consecutive business days. If we are unable to regain compliance with the minimum bid requirement, we would have the option to transfer to the NASDAQ Capital Market provided that we qualify for listing and our application for transfer is approved; in addition, we must satisfy the Capital Market’s initial listing standards, other than minimum bid price, as of that date we apply for such transfer. Our failure to regain compliance with the NASDAQ Global Market continued listing standards or our inability to transfer to the NASDAQ Capital Market by then (or to satisfy the applicable initial listing standards) or if we do successfully transfer to the Capital Market but thereafter fail to comply with that market’s minimum bid price standard when required, would result in the delisting of our common stock and would adversely affect the per share price of our common stock and impair our ability to raise capital that may be needed for future operations.

Future sales of substantial amounts of our common stock could adversely affect its market price.

Future sales of substantial amounts of our common stock into the public market, including shares issued upon exercise of options and warrants, issued in payment of debt obligations, and issued in subsequent offerings, could adversely affect the prevailing market price of our common stock. To the extent that holders of a significant number of shares of our common stock, including General Motors that holds approximately 4.5 million shares of our common stock and Series B common stock, choose to liquidate their investments in us, sales of such shares could have a negative impact upon the price of our common stock, particularly in the short term.

Fisker Automotive represents a substantial portion of our anticipated revenues and will have to raise substantial additional capital for their business for us to be able to realize these potential revenue streams.

We depend on our services to and contracts with our affiliate Fisker Automotive for a substantial portion of our revenue and our anticipated hybrid electric propulsion systems development and production revenue will depend to a significant extent on Fisker Automotive’s ability to raise substantial additional capital in order to complete future phases of development, testing and tooling for its new vehicle platform.

Our fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

Our fuel cell vehicle development and production revenue depends to a significant extent on our relationship with General Motors and General Motors’ commitment to the commercialization of fuel cell vehicles, which could be negatively impacted by the further deterioration of General Motors’ financial condition or a change in General Motors’ executive management.

We depend on third-party suppliers for the supply of materials and components for our products, including our affiliate, ALP.

We depend on third-party suppliers for the supply of materials and components for our products. In particular, we rely upon certain smaller, start-up companies for the supply of key components on our hybrid propulsion system, including our affiliate, ALP, for advanced battery systems and technologies. These companies may experience resource and funding constraints that could impact their ability to supply components in a timely manner, if at all.

Our shareholders are subject to significant dilution upon the occurrence of certain events.

As of October 31, 2008 we have approximately 46.6 million shares of our common stock that are issuable upon exercise of stock options, warrants and convertible debt. Under our credit facility, we also have the right to pay the principal amounts due under our credit agreement in shares of our common stock. Based on our outstanding obligations under the credit facility and our closing share price as of October 31, 2008, we would require approximately 39.0 million shares to satisfy the principal amounts due. The potential issuance of approximately 85.6 million shares upon exercise of stock options and warrants, conversion of convertible debt and in payment of the principal due under the term notes associated with our credit facility will be dilutive to our existing shareholders. In addition, the exercise price on certain of our outstanding warrants will be reset if we sell or issue securities, under certain conditions, at a price below $1.50 or $4.00, as applicable. If such reset provisions are triggered, it will have a further dilutive effect on our existing shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 16, 2008, WB QT, LLC, the holder of the Registrant’s $16.2 million convertible promissory note, converted $700,000 of principal at a conversion price of $1.35 per share.

As a result of such conversion, the Registrant issued to WB QT, LLC, a total of 705,815 shares of common stock, consisting of 518,519 shares to satisfy the principal amount converted and 186,666 shares to satisfy the Make-Whole Amount. As described in the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008 (“Prior Filing”), the Make-Whole Amount is the amount of interest that would have been paid through the maturity date of the convertible promissory note on the $700,000 of principal had WB QT, LLC not converted. As disclosed in the Prior Filing, the number of shares issuable in satisfaction of the Make-Whole Amount is based on a fixed price of $1.50 per share. The material conversion and other terms of the Registrant’s $16.2 million convertible promissory note are described in Item 1.01 of the Prior Filing.

The common shares issued by the Registrant as a result of the conversion described herein were issued to an accredited investor in a transaction exempt from Registration pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D. The transaction did not involve a public offering, was made without general solicitation or advertising, and there were no underwriting commissions or discounts.

In addition to the issuance of unregistered securities described above, during the quarter ended October 31, 2008, the holder of the Registrant’s $16.2 million convertible promissory note, converted a total of $5.0 million of principal and received a total of 5,037,038 shares of our common stock. The conversions occurred on August 7, 2008, September 23, 2008, and September 29, 2008, and were reported on a Current Report on Form 8-K filed with the Commission on August 13, 2008, September 29, 2008, and October 3, 2008, which filings are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on September 18, 2008.

The stockholders re-elected Paul E. Grutzner, Brian A. Runkel and Carl E. Sheffer as Class I directors for a term of three years or until their respective successors are duly elected and qualified. The number of shares voting as to the election of Paul E. Grutzner was: 63,905,718 shares “for” and 3,022,448 shares “withheld.” The number of shares voting as to the election of Brian A. Runkel was: 64,057,946 shares “for” and 2,870,220 shares “withheld.” The number of shares voting as to the election of Carl E. Sheffer was: 64,118,513 shares “for” and 2,809,653 shares “withheld.”

The stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending April 30, 2009 with voting as follows: 66,274,084 shares (81.4% of the votes cast) “for;” 498,426 shares (0.6%) “against;” and 155,656 shares (0.19%) abstaining.

The stockholders were asked to approve the potential issuance of shares of common stock upon conversion of convertible debt and in payment of term debt. This proposal was passed with voting as follows: 25,576,267 shares (91.3% of the votes cast) “for”, 2,085,435 shares (7.4%) “against,” 350,444 shares (1.3%) abstaining, and 38,916,020 broker non-votes.

The stockholders were asked to approve a value-for-value option exchange program. This proposal was passed with voting as follows: 17,142,840 shares (59.1% of the votes cast) “for”, 11,887,248 shares (41.0%) “against,” 408,211 shares (0.02%) abstaining, and 37,489,867 broker non-votes.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2008

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2008.

4.1	Warrant, dated August 19, 2008, issued by Registrant to Capital Ventures International (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on August 21, 2008).

10.1	Placement Agency Agreement, dated August 19, 2008, between the Registrant and Merriman Curhan Ford & Co. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2008).

10.2	Subscription Agreement, dated August 19, 2008, between the Registrant and Capital Ventures International. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2008).

10.3	Promissory Note, dated September 26, 2008, issued by asola Advanced and Automotive Solar Systems GmbH to Registrant (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2008).

10.4	Stock Pledge Agreement, dated September 26, 2008, between the Registrant and ConSolTec GmbH (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2008).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.