Form 10-Q
period 2009-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2009-03-12
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 10, 2009:

97,627,955 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	January 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,023,715	$7,661,730
Accounts receivable, net	9,664,751	5,386,103
Inventories, net	6,062,137	4,049,634
Prepayments to affiliate	—	871,600
Prepaids and other current assets	990,925	1,067,623

Total current assets	22,741,528	19,036,690
Property and equipment, net	3,852,566	6,941,729
Deferred loan fees	343,711	—
Investment in and advances to affiliate	2,780,526	5,103,776
Intangible assets, net	7,020,606	—
Goodwill	30,400,000	30,400,000
Prepayments to affiliate	1,445,100	5,239,950
Deposits and other assets	201,583	295,507

Total assets	$68,785,620	$67,017,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364,580	$2,987,900
Accrued payroll obligations	1,422,779	1,098,577
Deferred revenue from affiliate	4,321,774	1,479,665
Deferred revenue from non-affiliates	385,860	403,291
Accrued warranties	665,606	323,990
Obligation payable to affiliate	1,869,000	—
Other accrued liabilities	1,458,086	1,403,667
Current maturities of long-term debt	8,325,144	33,353,992

Total current liabilities	21,812,829	41,051,082
Long-term debt, net of current maturities	33,623,598	135,044
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2008 and January 31, 2009	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2008 and January 31, 2009	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 77,972,399 issued and outstanding at April 30, 2008 and 97,627,955 issued and outstanding at January 31, 2009	77,972	97,628
Additional paid-in-capital	309,901,962	384,440,801
Accumulated deficit	(296,631,741)	(358,707,903)

Total stockholders’ equity	13,349,193	25,831,526

Total liabilities and stockholders’ equity	$68,785,620	$67,017,652

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Revenue:
Net product sales	$2,521,053	$215,873	$7,236,326	$814,134
Contract revenue from affiliate	1,000,000	4,344,667	1,000,000	9,342,108
Contract revenue from non-affiliates	3,624,777	1,320,353	8,595,198	6,859,514

Total revenue	7,145,830	5,880,893	16,831,524	17,015,756

Costs and expenses:
Cost of product sales	2,009,188	1,047,850	6,144,305	2,124,102
Research and development	4,691,373	6,716,880	11,706,891	18,110,412
Selling, general and administrative	3,870,661	3,870,302	11,862,762	10,569,428
Amortization and impairment of intangible asset	419,081	6,190,719	1,256,813	7,020,607

Total costs and expenses	10,990,303	17,825,751	30,970,771	37,824,549

Operating loss	(3,844,473)	(11,944,858)	(14,139,247)	(20,808,793)

Interest expense, net	(589,131)	(836,936)	(1,539,093)	(2,830,904)
Loss on modification of debt	—	—	—	(39,763,016)
Minority interest in losses of subsidiary	496,247	—	1,317,695	—
Equity in earnings (losses) of affiliates, net	97,500	(793,250)	97,500	(672,000)
Other income (expense), net	(2,442)	—	(14,163)	1,999,751

Loss from continuing operations before income taxes	(3,842,299)	(13,575,044)	(14,277,308)	(62,074,962)

Income tax expense	(400)	(400)	(1,200)	(1,200)

Loss from continuing operations	(3,842,699)	(13,575,444)	(14,278,508)	(62,076,162)

Income (loss) from discontinued operations, net of tax effects	2,484,568	—	(66,062,163)	—

Net loss	$(1,358,131)	$(13,575,444)	$(80,340,671)	$(62,076,162)

Per share data—basic and diluted:
Loss from continuing operations	$(0.05)	$(0.14)	$(0.19)	$(0.69)
Income (loss) from discontinued operations	0.03	—	(0.87)	$—

Net loss	$(0.02)	$(0.14)	$(1.06)	$(0.69)

Number of shares used in per share calculation—basic and diluted	78,552,368	97,629,241	76,143,277	89,880,374

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended January 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(80,340,671)	$(62,076,162)
Add back: Loss from discontinued operations, net of income tax	66,062,163	—

Net loss from continuing operations	(14,278,508)	(62,076,162)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangible asset	2,826,787	2,693,944
Impairment of intangible asset	—	5,775,775
Share-based compensation charges	2,155,154	1,521,777
Minority interest in losses of subsidiaries	(1,317,696)	—
Loss on modification of debt	—	39,763,016
Provision for inventory obsolescence	112,410	1,013,945
Other non-cash items	(767,816)	1,624,535
Changes in operating assets and liabilities:
Accounts receivable	(4,105,615)	4,278,648
Prepayments to affiliates	(1,492,356)	(4,666,450)
Inventories	(898,189)	998,558
Other assets	(1,122,781)	(122,977)
Accounts payable	633,236	(356,502)
Deferred revenue and other accrued liabilities	3,629,490	(3,781,173)

Net cash used in operating activities of continuing operations	(14,625,884)	(13,333,066)
Net cash used in operating activities of discontinued operations	(12,374,485)	—

Net cash used in operating activities	(27,000,369)	(13,333,066)

Cash flows from investing activities:
Purchases of property and equipment	(782,772)	(4,538,276)
Advances to and payments associated with discontinued operations	(9,393,493)	—
Investment in and advances to affiliates	(503,973)	(4,863,000)
Other	—	(67,823)

Net cash used in investing activities of continuing operations	(10,680,238)	(9,469,099)
Net cash provided by investing activities of discontinued operations	6,112,467	—

Net cash used in investing activities	(4,567,771)	(9,469,099)

Cash flows from financing activities:
Borrowings on notes and other obligations	11,195,676	7,614,776
Payments on notes and other obligations	(5,385)	(1,499,067)
Proceeds from issuance of common stock, net of transaction fees	17,587,072	17,724,471
Proceeds from exercise of warrants	—	600,000
Contributions from minority interest holders	1,383,710	—

Net cash provided by financing activities of continuing operations	30,161,073	24,440,180
Net cash provided by financing activities of discontinued operations	4,757,014	—

Net cash provided by financing activities	34,918,087	24,440,180

Effect of exchange rate changes on cash of continuing operations	(6,823)	—
Effect of exchange rate changes on cash of discontinued operations	12,330	—

Net effect of exchange rate changes on cash	5,507	—

Net increase in cash and cash equivalents	3,355,454	1,638,015
Cash and cash equivalents at beginning of period	4,018,986	6,023,715

Cash and cash equivalents at end of period	$7,374,440	$7,661,730

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January 31, 2009

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

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. See Note 4.

On August 7, 2007, the Company obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. Fisker Automotive was formed for the purpose of producing premium plug-in hybrid automobiles. The Company’s ownership interest in Fisker Automotive as of January 31, 2009 was 21.9% as a result of financing activities completed by Fisker Automotive. See Note 4.

On March 24, 2006, the Company obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. The Company’s direct ownership interest in ALP as of January 31, 2009, and February 6, 2009 was 16.1% and 12.6%, respectively, as a result of financing activities completed by ALP. See Note 4.

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

Capital Resources

On August 25, 2008, the Company completed a public offering of 9.0 million units, with each unit consisting of one share of common stock and one warrant to purchase an additional 1.5 shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share that is subject to an anti-dilution price reset provision discussed further in Note 10, are immediately exercisable and expire on August 25, 2015. The net proceeds to the Company from the public offering, after deducting placement agent fees and estimated offering expenses, were approximately $17.8 million.

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note that matures on August 31, 2009 (Term Note C) and secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment. In connection with the incremental financing associated with Term Note C and the May 2008 Commitment, the Company and its lender agreed to certain modifications to the existing Convertible Note, Term Note A and Term Note B. See Note 9.

Liquidity

The Company’s principal sources of liquidity as of January 31, 2009 approximate $17.7 million, consisting of $7.7 million of cash and cash equivalents and $10.0 million of committed funding from its lender that is available to be drawn upon from its lender through August 31, 2009.

As discussed further in Note 9, each of the outstanding debt instruments with the Company’s lender have structures that allow for the payment of scheduled principal payments with the issuance of shares of the Company’s common stock; however, the lender can elect to forgo future conversions of principal under a convertible note and elect not to extend the scheduled maturity date of the convertible note. As such, a cash payment equal to the outstanding principal balance plus accrued interest, totaling approximately $7 million, could be required on the scheduled maturity date of July 1, 2009 for the convertible note. In addition, repayment of all or a portion of a $10.0 million term note referred to as Term Note B can be demanded by the lender beginning on January 17, 2009 and this obligation can only be satisfied in shares of common stock if the Company’s share price is greater than $0.50 for five consecutive business days prior to the payment date. Thus, it is possible that Term Note B will have to be satisfied in cash.

The Company has incurred recurring operating losses and negative cash flows from its continuing operating activities. The Company has used $13.9 million and $13.3 million in cash for its continuing operating activities during the twelve-month period of fiscal 2008 and the first nine months of fiscal 2009, respectively. From its inception through January 31, 2009, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its lender. The Company’s historical operating results, its capital resources and financial position in combination with current projections and estimates were considered in the Company’s plan and intentions to fund its operations over the next twelve months.

Although the Company’s current operating plan anticipates increased revenues and improved gross profits, the Company expects to continue incurring operating losses over the next twelve months. The Company’s plan anticipates that it will have to raise additional capital within the next twelve months to fund the operations and obligations of its business and to fund Quantum Solar Energy. The Company believes it will require approximately $5 million in additional capital for its operating requirements and $10 million to complete its solar module manufacturing operation in Irvine, California. In addition to these funding requirements, the Company may also need to raise up to $17 million in capital ($7 million associated with a convertible note and $10 million associated with Term Note B) over the next twelve months to satisfy debt requirements if the lender doesn’t convert or extend the maturity date of a convertible note or if the Company cannot use its shares to satisfy obligations under Term Note B that are contingently payable in cash as discussed above. The Company believes it can raise the necessary level of capital that will be required through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, the Company cannot provide any assurances that it will be able to secure additional funding on terms acceptable to the Company, if at all. The Company’s inability to achieve its current operating plan or raise capital to cover any shortfall would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. Additionally, the Company may sell certain long-lived assets to provide for a portion of its liquidity.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company over the next twelve months, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets, intangible assets, and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of debt instruments, the realization of deferred taxes, useful lives for depreciation, amortization of tangible and intangible assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

These consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges for the modification of debt instruments and impairment of an intangible asset in continuing operations, as well as the impairment of certain long-lived assets and the classification of historical activities associated with the discontinued operations of the Tecstar Automotive Group business segment.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement is effective for the Company at the beginning of its 2010 fiscal year. The Company does not believe that the adoption of FAS 160 will have a material impact on its financial position or results of operations.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (APB 14-1). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently evaluating the impact of the provisions of APB 14-1.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company is currently evaluating the impact of the provisions of EITF 07-5.

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

The historical operating results of the Tecstar Automotive Group business segment for the three months and nine months ended January 31, 2008, classified as discontinued operations, were as follows:

	Three Months Ended January 31, 2008	Nine Months Ended January 31, 2008
Revenue:
Net product sales	$11,141,499	$53,738,861
Contract revenue	916,597	5,023,412

Total revenue	12,058,096	58,762,273

Costs and expenses:
Cost of product sales	11,834,229	54,989,022
Research and development	1,331,862	5,450,843
Selling, general and administrative	3,741,519	15,204,456
Amortization of intangibles	—	698,570
Impairment of long-lived assets (1)	—	58,900,000

Total costs and expenses	16,907,610	135,242,891

Operating loss	(4,849,514)	(76,480,618)

Interest expense, net	(1,397,999)	(3,171,291)
Gain on disposal of business segment (2)	8,641,447	8,641,447
Other expense, net	10,913	5,827

Earnings (loss) from discontinued operations before taxes	2,404,847	(71,004,635)

Income tax benefit (3)	79,721	4,942,472

Earnings (loss) from discontinued operations	$2,484,568	$(66,062,163)

(1)	Represents impairment charges of $45.8 million related to intangible assets, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.
(2)	The components of the gain on disposal of the Tecstar Automotive Group business segment effective upon the cease of operations on January 16, 2008 consisted of the following:

Assets transferred to lender	$(36,385,894)
Current liabilities assumed by lender	24,529,439
Long term liabilities released by lender	20,501,145
Long term liabilities assumed by lender	2,867,785
Release fee paid to lender upon transfer	(1,000,000)
Transaction fees and other costs	(1,871,028)

Total gain on disposal	$8,641,447

(3)	Tax benefit realized in the nine month period ended in 2008 mainly represents the elimination of a deferred tax liability in the amount of $4.9 million recognized in connection with the impairment discussed in (1) above.

3) General Motors Relationship / Automotive Industry Deterioration

In 2002, the Company entered into a ten-year strategic alliance with General Motors. The Company believes that its strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of its gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, the Company and General Motors have co-developed technologies that are designed to accelerate the commercialization of fuel cell applications. This strategic alliance expanded the relationship that has been in place between General Motors and Quantum since 1993, through which we provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

General Motors has represented a significant portion of the Company’s historical revenue streams and although the Company’s relationship with General Motors and its commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under the strategic alliance remains strong, certain existing programs are currently experiencing funding restraints as a result of General Motors’ deteriorating financial condition. Specifically, activities on certain next generation hydrogen fuel system programs have declined or have been terminated by General Motors with indications that existing and proposed new programs could experience extended delays. The Company and General Motors have expressed a mutual desire to continue the strategic alliance relationship, although at a significantly lower level of activity over the near term which includes the remainder of fiscal 2009. The Company continues to support development programs under the auspices of the strategic alliance and it believes that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the future once the financial condition of General Motors stabilizes.

In connection with the strategic alliance, the Company has issued 3.5 million shares of Common Stock and 1.0 million shares of Series B Common Stock to General Motors. The Company recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the dates of their respective issuances. The Company had been amortizing this intangible asset over the ten-year term of the strategic alliance with General Motors until January 31, 2009, at which time the Company wrote-off the remaining unamortized carry balance of $5.8 million in connection with the performance of an updated impairment analysis discussed below.

In recent months, the U.S. and world economy and the automotive industry have deteriorated further and measures implemented by the federal government to stabilize the domestic credit markets and the economy in late 2008 and early 2009 have not yet been realized to the extent expected. On December 31, 2008, General Motors entered into a loan and security agreement with the United States Department of Treasury (UST), pursuant to which the UST agreed to provide General Motors with a $13.4 billion secured term loan facility. General Motors borrowed $4.0 billion on December 31, 2008, $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. On February 17, 2009, General Motors submitted its viability plan to the United States Government wherein General Motors requested a total of $22.5 billion (including the $13.4 billion already secured) in federal loan assistance and stated additional loan assistance could be needed if vehicle sales did not meet certain minimum levels. Furthermore, General Motors’s recently announced that sales for January 2009 and February 2009 were 49% and 53% lower than sales in the same period in 2008. On March 5, 2009, General Motors released its annual report for calendar 2008 in which their independent auditors raised substantial doubt about General Motors’ ability to continue as a going concern in their audit opinion. The January and February sales results for General Motors further support the fact that the automotive industry is continuing to deteriorate and suffering its worse economic conditions in decades as automakers are struggling due to the rise in unemployment, weakening consumer confidence, and lack of availability in the credit markets for consumer loans.

Therefore, pursuant to this continuing deterioration, the Company updated as of January 31, 2009, an impairment analysis that was most recently performed as of October 31, 2008, associated with the General Motors Strategic Alliance intangible asset, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (FAS 144). Although the Company believes the federal loan arrangement provided to General Motors in December 2008 and the remarks of President Obama on February 24, 2009 in his address at a joint session of the U.S. Congress are indicators that the federal government will be inclined to continue to provide assistance to

General Motors in maintaining sufficient liquidity in the near term, there is an increasing level of uncertainty for General Motors’ ability to fund future hydrogen fuel cell projects under the strategic alliance.

Given these increased uncertainties of General Motors’ viability and the state of the automotive industry, the Company believes that it can no longer reasonably forecast the long-term revenue streams under the strategic alliance and, as a result, the Company impaired the remaining carrying balance of the intangible asset as of January 31, 2009 (see Note 7). In addition, the Company increased its inventory reserves on specific hydrogen fuel system component parts and materials as it expects sales of automotive fuel system products utilizing hydrogen components to be negatively impacted as a result of current economic conditions (see Note 6).

4) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive) to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Through January 31, 2009, Fisker Automotive had raised a level of capital that has resulted in the dilution of the Company’s ownership interest to 21.9%. There are six members on Fisker Automotive’s Board of Directors, of which the Company has the right to appoint two of the members. The Company has appointed its Chairman of the Board of Directors and its Chief Executive Officer to serve as directors of Fisker Automotive. Fisker Automotive will need to raise substantial additional capital in order to complete future phases of development, testing, and tooling for the new vehicle platform, which will further reduce the Company’s ownership percentage in the venture.

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

Fisker Automotive has an accumulated deficit since inception through January 31, 2009 as a result of funding the design and development activities for the new vehicle platform. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2008 and January 31, 2009 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the three and nine month periods ended January 31, 2008 and 2009.

During the third quarter of fiscal 2008, the Company completed an initial concept analysis program on powertrain and software control systems for the production intent hybrid-electric vehicle under a $1.0 million contractual arrangement. On February 14, 2008, the Company was awarded a second contract for $13.5 million for the second phase of the development. Under the second phase, the Company is developing the powertrain and software control systems and is integrating its plug-in hybrid electric vehicle architecture known as “Q-Drive” for the Fisker Karma production model that is expected to have initial deliveries beginning near the end of calendar 2009. The Company anticipates beginning the next phase of the Fisker development program in April which includes system validation, certification and other pre-production development activities.

The Company has received $12.5 million in cash from Fisker Automotive and has recognized $11.5 million in cumulative contract revenue through January 31, 2009 of which $4.3 million was recognized during the third quarter of fiscal 2009 and $9.3 million was recognized during the first nine months of fiscal 2009. The cash received and contract billings generated in excess of the revenue earned, of $4.3 million and $1.5 million as of April 30, 2008 and January 31, 2009, respectively, is reported as deferred revenue from affiliate on the accompanying condensed consolidated balance sheets.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 mega watts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture was established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro. The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008 and 1.28 to 1 as of January 31, 2009. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN 46R.

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

Asola reported total assets of US$27.8 million and total liabilities of US$24.5 million as of January 31, 2009 (unaudited); revenues of US$8.3 million and US$39.4 million and net losses of US$1.2 million and net earnings of US$0.5 million for the three and nine month periods ending January 31, 2009 (unaudited). The Company’s equity in net losses was US$0.3 million and its equity in net earnings was US$0.1 million for the three and nine month periods ending January 31, 2009.

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

On July 17, 2008 and September 26, 2008, the Company made additional prepayments of 1.0 million euro (US$1.6 million) and 1.5 million euro (US$2.2 million), respectively, to Asola under the agreement. The cumulative prepayments of 3.5 million euro (US$5.2 million) are reflected as prepayments to affiliate in the accompanying condensed consolidated balance sheet as of January 31, 2009.

The long-term solar cell supply agreement secures a ten-year supply of silicon photovoltaic solar cells that Asola and the Company anticipate to utilize for the manufacture of solar modules for commercial, residential, and automotive applications in both Europe and the United States. The Company had not purchased any solar cells from Asola under the arrangement through January 31, 2009.

The Company’s unconditional remaining obligations to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in euros and in U.S dollars based on the currency exchange rate as of January 31, 2009) are as follows:

	Euros:	US Dollars:
Eleven months ended December 2009	€5,765,000	$7,388,000
Twelve months ended December 2010	8,110,000	10,394,000
Twelve months ended December 2011	15,720,000	20,147,000
Twelve months ended December 2012	15,220,000	19,506,000
Twelve months ended December 2013	14,620,000	18,737,000
Thereafter	53,875,000	69,046,000

Total	€113,310,000	$145,218,000

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

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize its share of the earnings of Asola after the date of acquiring the ownership interest. The activity in fiscal 2009 and the carrying balances of the Company’s investment in and advances to Asola as of January 31, 2009 are as follows:

U.S. Dollars:
Investment in and advances to Asola—balance at April 30, 2008	$2,780,526
Equity in earnings for the nine months ended January 31, 2009	127,000
Payment of advance in exchange for promissory note	2,196,250

Investment in and advances to Asola—balance at January 31, 2009	$5,103,776

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

On March 24, 2006 and August 8, 2006, the Company invested CAD$0.3 million and CAD$0.2 million, respectively, in convertible debentures, which allows the Company to convert the debentures, under an amended agreement dated December 28, 2008, into shares of ALP’s common stock at an equivalent value of CAD$0.12 per share through December 31, 2009.

On May 1, 2008, the Company invested CAD$0.3 million in exchange for common shares of ALP. The Company also received common stock purchase warrants that entitle it to purchase 0.3 million shares of ALP stock at $0.75 per share and 0.3 million shares of ALP stock at $1.00 per share. The warrants expire on June 11, 2011. On January 15, 2009 in connection with capital financing activities for ALP, the Company provided ALP with cash in exchange for a convertible note in the amount of US$0.5 million. Upon the closing of the financing activities on February 6, 2009, the Company’s note was converted into preferred shares of ALP. Our affiliate, Fisker Automotive, also provided capital to ALP in connection with this round of financing and received a 33.3% ownership interest.

As a result of financing activities completed by ALP from its inception through February 6, 2009, the Company’s direct ownership interest in ALP has declined to 16.1% as of January 31, 2009 and to 12.6% as of February 6, 2009. If the Company elects to convert the debentures, its direct ownership interest on a fully diluted basis would increase to 20.8% and Fisker Automotive’s would decline to 25.9%.

The accounts of ALP were included in the consolidated financial statements from the date of the Company’s initial ownership interest until April 10, 2008 (the “Consolidation Period”) due to the nature of the controlling voting interest it had secured in ALP during the Consolidation Period. As a result of additional financing obtained by ALP during the Consolidation Period and the ratification of a revised allotment and pricing of common shares by ALP’s Board of Directors on April 10, 2008, the Company’s equity stake (15.4% as of April 30, 2008) plus its voting interests declined below 50% to a level where it no longer maintained its control of a majority of the voting interests in ALP. Accordingly, the Company deconsolidated ALP and began accounting for its equity stake under the equity method of accounting.

Although ALP is a variable interest entity as defined by FIN 46R, the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at the time of deconsolidation of ALP’s accounts was zero. The balance as of April 30, 2008 and January 31, 2009 is also zero. During the first nine months of fiscal 2009, the investment balance increased as a result of the May 1, 2008 purchase of ALP’s common shares and on January 15, 2009 in connection with financing activities; however, the balance was reduced to zero as a result of the Company recognizing its share of equity in losses for the nine month period ending January 31, 2009.

The minority interest in losses of subsidiary reported on the accompanying condensed consolidated statements of operations for the three and nine month periods ended January 31, 2008 represents the minority interest position held by ALP’s Chief Executive Officer and other officers of ALP, along with other unaffiliated parties during the Consolidation Period. The reporting of minority interest positions of ALP ceased upon the deconsolidation of their accounts.

The Company sources certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. The Company incurred costs of $0.7 million for the nine month period ended January 31, 2009 associated with these purchases that are included in research and development expense. Also, included in current assets at January 31, 2009 on the accompanying condensed consolidated balance sheet was $0.9 million in payments made by the Company for products and services not yet received from ALP.

5) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2008	January 31, 2009
Customer accounts billed	$8,023,981	$4,983,947
Customer accounts unbilled	2,247,731	1,418,524
Allowance for doubtful accounts	(606,961)	(1,016,368)

Accounts receivable, net	$9,664,751	$5,386,103

Included in accounts receivable as of January 31, 2009 were $2.2 million of net receivables due from General Motors that management expects to collect in the normal course assuming that General Motors continues as a going concern (see Note 3). The Company assesses the collectibility of receivables associated with General Motors and other customers on an ongoing basis.

6) Inventories

Inventories consist of the following:

	April 30, 2008	January 31, 2009
Materials and parts	$5,609,388	$5,301,013
Work-in-process	12,085	—
Finished goods	1,496,212	1,150,695

	7,117,685	6,451,708
Less provision for obsolescence	(1,055,548)	(2,402,074)

Inventories, net	$6,062,137	$4,049,634

During the quarter ended January 31, 2009, the Company increased its provision for obsolescence reserves associated with specific hydrogen fuel system component parts and materials as it expects future sales to General Motors and other OEMs of its automotive fuel system products utilizing hydrogen components will be negatively impacted as a result of current economic conditions as discussed in Note 3.

7) Goodwill and Other Intangible Assets

Goodwill

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of independent valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

Goodwill is not subject to amortization. There were no changes in the carrying value of goodwill allocated to the Quantum Fuel Systems segment during the three or nine months ended January 31, 2009.

Effective as of January 31, 2009, the Company performed an interim impairment assessment of its goodwill recorded in the Quantum Fuel Systems (QFS) reporting segment as a result of certain indicators of potential impairment associated with the deterioration of General Motors’ financial condition and the automotive industry (see Note 3). QFS represents the Company’s only continuing non-corporate reporting unit. The goodwill for QFS has a carrying value of $30.4 million as of January 31, 2009. The Company followed the guidance prescribed by paragraph 19 of SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142), known as the two-step test for its interim impairment assessment. In performing step one of the two step assessment, the Company first estimated the fair value of QFS as of January 31, 2009 based on a number of different factors, namely, the market capitalization of the Company’s common stock and a discounted cash flow analysis under the income approach based on operating forecasts. Based on the factors analyzed, the Company determined that the fair value of QFS exceeded its book value and, thus, the recorded goodwill is not considered to be impaired under the first step of the impairment assessment. As a result, the Company believes no impairment existed as of January 31, 2009 and the step two test was not considered necessary.

Amortization and Impairment of Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Effective as of January 31, 2009, the Company performed an updated interim impairment assessment of its intangible assets as a result of certain indicators of potential impairment associated with the deterioration of General Motors’ financial condition and the automotive industry (see Note 3). Based on the assessment, the remaining carrying value of the intangible asset was written off in the amount of $5.8 million.

Intangible assets consist of the following:

	April 30, 2008	January 31, 2009
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(9,458,752)	(10,703,583)
Impairment	—	(5,775,775)

Net carrying value	$7,020,606	$—

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

Changes in the Company’s product warranty liability during the nine month period ended January 31, 2009 is as follows:

Balance at April 30, 2008	$665,606
Warranties issued during the period	20,101
Adjustments to pre-existing warranties	14,573
Settlements made during the period(1)	(376,290)

Balance at January 31, 2009	$323,990

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

9) Long-term Debt

Long-term debt consists of the following:

	April 30, 2008	January 31, 2009
Convertible Note; $16,195,676 principal, $4,846,154 unamortized conversion premium and $539,413 accrued interest in April 2008; $6,765,279 principal and $68,627 accrued interest in January 2009	$21,581,243	$6,833,906
Term Note A	10,000,000	8,800,000
Term Note B	10,000,000	10,000,000
Term Note C	—	7,671,922
Other obligations	367,499	183,208

Long-term debt, current and non-current	41,948,742	33,489,036
Less current maturities for scheduled payments and conversion premium amortization of debt	(8,325,144)	(33,353,992)

Long-term debt, non-current	$33,623,598	$135,044

Convertible Note

The Convertible Note, initially originated by Tecstar Automotive Group, Inc. in July 2004 and assumed by the Company in March 2005 in connection with the acquisition of Tecstar Automotive Group, was most recently amended on May 30, 2008. As amended, the note has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%, and is scheduled to mature on July 1, 2009.

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

The note can be converted into shares of the Company’s common stock at a fixed conversion price of $1.35 per share at any time until maturity at the option of the note holder. The lender is also entitled to receive upon conversion of all or part of the balance due under the note, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of the Company’s common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by a fixed amount of $1.50.

The lender has converted a total of $10.2 million of principal under the amended terms of the Convertible Note on various dates beginning on June 30, 2008 and most recently on January 16, 2009. In exchange, the Company issued the lender 7.6 million shares in satisfaction of the principal amount converted and 2.7 million shares in satisfaction of the Make-Whole Amount as required by the contractual terms of the amended debt instrument.

On January 31, 2007, debt instruments representing the Convertible Note were amended. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% PIK was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the note were provided the right to extend the maturity date of the note for an additional three years (if exercised, the PIK is thereafter lowered to 3.0%), (iv) the conversion price was reset from $5.77 to $2.36 per share, (v) an anti-dilution provision was added which provided that the current conversion price of $2.36 would reset to the level of the value of future shares issued, if the Company issued the shares for a value less than $1.50 per share, (vi) the holders of the note were prohibited from not converting prior to November 24, 2007, (vii) the Company guaranteed all of Tectar Automotive Group’s obligations under the Convertible Note; and (viii) the holders of the Convertible Note were granted a security interest in substantially all of the assets of the Company.

The Company determined that the amendments to the note on January 31, 2007 were substantial and represented an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original note, with an outstanding balance of $15.0 million just prior to the amendment, was accounted for as an early extinguishment of debt and the amended note was accounted for as a new debt instrument and recorded at its estimated fair value of $21.3 million. The deemed replacement of the original debt instrument with the new debt instrument resulted in a charge of $6.3 million recorded in the third quarter of fiscal 2007. The difference between the fair value and face value of the note of $6.3 million as of January 31, 2007 was being amortized against interest expense over the remaining 65 months of the expected life of the note to reflect the effective interest rate of the new debt obligation, until the remaining unamortized balance was eliminated in connection with a subsequent amendment on May 30, 2008 described below.

On June 22, 2007, in connection with the $18.75 million private placement transaction that was completed by the Company, the conversion price under the Convertible Note was reset from $2.36 to $1.35 due to the anti-dilution provision contained in the Convertible Note. The reset of the conversion price did not have any impact on our financial statements; however, the reset did increase the number of shares that the holder would receive upon conversion of the principal balance.

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment owed to holder of the Convertible Note. As a result of the default, the entire amount of principal and accrued interest due under the Convertible Note was immediately due and payable. On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of the holder of the Convertible Note pursuant to a strict foreclosure under Article 9 of the Uniform Commercial Code in satisfaction of the debt obligation due under the Convertible Note. In connection with the transfer of assets, the Company’s outstanding debt instruments payable to its lender were restructured (see Troubled Debt Restructuring discussed below). The restructure included the replacement of the Convertible Note’s existing debt instruments with a new debt instrument issued by the Company that had the same significant terms as the existing debt instruments. The existing debt obligation had a principal balance of $15.5 million and unpaid accrued interest of $0.7 million at the time of replacement on January 16, 2008 and the new debt obligation had a principal balance of $16.2 million, which included the assumption by the Company of the unpaid accrued interest under the existing debt instrument.

The Company determined that the execution of the new Convertible Note debt instrument on January 16, 2008 did not result in a substantial change in the fair value of the debt obligation as defined by EITF 96-19. Accordingly, the remaining unamortized balance and the expected remaining life of the premium, arising pursuant to the January 31, 2007 restructure, were not affected by the January 16, 2008 restructure.

On May 30, 2008, in connection with additional financing provided by the lender, the Company modified the Convertible Note. The significant amendments included: (i) the “Make-Whole Amount” provision was added which provides the lender with an incentive to convert all or part of the balance due under the note prior to its maturity and (ii) the anti-dilution conversion price reset provision that was originally added on January 31, 2007 was eliminated.

The Company determined that the amendments to the Convertible Note on May 30, 2008 in combination with modifications to the Term Note B (discussed below) that were negotiated together, were substantial and represented an implied exchange of debt instruments as prescribed in EITF 96-19. As such, the replacement of debt instruments was accounted for as an early extinguishment of debt and the amended

Convertible Note and the amended Term Note B were thus required to be recorded at their estimated fair values. The Convertible Note had an estimated fair value of $45.1 million as of May 30, 2008. The replacement of the debt instruments resulted in a total non-cash charge of $39.8 million recorded during the first quarter of fiscal 2009 of which the Convertible Note represented $23.5 million of the charge. The $23.5 million charge represents the difference between the carrying balance of the note and the estimated fair value of the note as amended. The fair value of the note was significantly higher than its carrying value primarily due to the substantial premium that resulted from the difference between the contractual conversion price ($1.35 per share) in relation to the closing market price of the Company’s common stock ($2.43 per share) on the date of the May 2008 modifications. In accordance with Accounting Principals Board (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” if the implied premium is substantial, then the premium is presumed to represent equity and is allocated to additional paid-in-capital. As this modification resulted in the debt being issued at a substantial premium, the fair value of the amended Convertible Note was allocated $16.9 million to debt and $28.2 million to additional paid-in-capital. See discussion of EITF 07-5 under New Accounting Pronouncements in Note 1.

The estimated fair value of the remaining balance on the Convertible Note approximates its carrying value of as of January 31, 2009.

Term Note A

Term Note A originated on January 31, 2007 and, as last amended on March 12, 2009, requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. Term Note A requires monthly principal payments of $0.4 million beginning on October 15, 2008 with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on February 28, 2010. The Company has the right to prepay all or part of the principal without penalty and has the option to repay the principal with shares of its common stock, subject to certain conditions. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume weighted average price (VWAP) of the Company’s stock for the five business days prior to the payment date. The Company also has the option to delay any scheduled principal reductions for a period up to two months with proper notice to its lender as long as the VWAP of the Company’s stock is below $1.50 per share for the five business days prior to the scheduled payment date. The portion of the outstanding principal that is deferred at the Company’s option accrues interest at a rate of 2.0% above the stated interest rates. If the VWAP of the Company’s stock is below $0.50 per share for the first three business days of the five business day VWAP measurement period or if the lender is unable to immediately trade such shares, the lender may instead choose to require the Company to add such payment to the outstanding principal amount by providing the Company proper notice. The portion of the outstanding principal that is deferred at the lender’s option accrues interest at a fixed rate of 9.0% from the date such amount is deferred.

The Company has satisfied the October, November and December 2008 principal requirements in cash and elected to defer the January and February 2009 principal requirements. The Company anticipates satisfying the January and February principal requirements in cash on or about March 15, 2009 and deferring the $4.3 million scheduled March 2009 principal requirement for at least one month.

On September 13, 2007, January 16, 2008, May 30, 2008 and most recently on March 12, 2009, the note was amended to revise interest rates, dates of scheduled principal reductions and maturity, and provisions under which the Company can use it shares to satisfy the payments of the outstanding principal. The Company determined that none of these modifications were substantial as defined by EITF 96-19.

The estimated fair value of Term Note A approximates its carrying value as of January 31, 2009.

Term Note B

Term Note B originated on January 16, 2008 and, as amended on May 30, 2008, requires monthly interest payments in arrears at a fixed rate of 6.5%. The Company and the holder of the Term Note B cannot prepay or call any part of the principal amount due until January 17, 2010. Term Note B matures on January 16, 2015. The Company has the option to repay the principal with shares of its common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million.

On May 30, 2008, the Company amended the note in connection with additional financing associated with Term Note C and the May 2008 Commitment discussed below. The significant amendments were: (i) the limit for the maximum amount of principal payable under the multiplier provision was increased from $37.5 million to $52.5 million and (ii) a provision that allowed for the Company to make prepayments under the note at any time was revised to restrict the Company from making prepayments under the note prior to January 17, 2010. Notwithstanding the change to the formula discussed above, the maximum number of shares issuable in payment of the principal remained fixed at 15.0 million.

As discussed above, the Company determined that the amendments to Term Note B on May 30, 2008 in combination with modifications to the Convertible Note Term that were negotiated together, were substantial and represented an implied exchange of debt instruments as prescribed in EITF 96-19. As such, the replacement of the Term Note B debt instrument was accounted for as an early extinguishment of debt and the amended note was required to be recorded at its estimated fair value of $26.3 million as of May 30, 2008. The portion of the non-cash charge in connection with the early extinguishment of debt related to Term Note B was $16.3 million. The charge represents the difference between the carrying balance of the note and the estimated fair values of the notes as amended. The fair value of the note was significantly higher than its carrying value primarily as a result of the substantial premium that resulted from the contractual principal multiplier that would be required based on the closing market price of the Company’s common stock ($2.43 per share) on the date of the May 2008 modifications. As this modification resulted in the amended debt instrument being issued at a substantial premium, the fair value of the amended Term Note B was allocated $10.0 million to debt and $16.3 million to additional paid-in-capital.

The fair value of the amended Term Note B, including the value resulting from the multiplier provisions described above, is estimated to be $13.3 million as of January 31, 2009.

Term Note C

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note that matures on August 31, 2009 (Term Note C). Term Note C calls for monthly principal payments of $1.25 million commencing on March 1, 2009 until paid in full. Interest accrues at 9.0% per annum and is due and payable on the first day of each month. The Company may elect to pay the interest in cash or add it to the unpaid principal balance. The Company has the right to prepay all or part of the principal at any time without penalty. The Company also has the option to repay the principal with shares of its common stock. If the Company chooses to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the VWAP of the Company’s stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date. The Company also has the option to delay any scheduled principal reductions for a period up to two months with proper notice to its lender as long as the VWAP of the Company’s stock is below $1.50 per share for the five business days prior to the scheduled payment date. The portion of the outstanding principal that is deferred at the Company’s option accrues interest at a rate of 2.0% above the stated interest rate. The Company elected to defer the March 1, 2009 principal requirement for at least one month.

The estimated fair value of Term Note C approximates its carrying value as of January 31, 2009.

Troubled Debt Restructuring

On January 11, 2008, the Company’s Tecstar Automotive Group subsidiary was in default of the January 1, 2008 semi-annual interest payment owed to holders of the existing Convertible Note. As a result of the default, the amount due under the Convertible Note was immediately due and payable. On January 16, 2008 and in connection with a strict foreclosure under Article 9 of the Uniform Commercial Code, the Company transferred the net assets of the Tecstar Automotive Group business segment to affiliates of its lender pursuant to satisfy the obligation in default and restructured its other debt obligations. The fair value of the net assets transferred to the lender approximated the carrying value of the net assets of $8.9 million on the date of the transfer, primarily as a result of impairments recorded in the quarter previous to the default that decreased the carrying balances of the assets to their estimated fair values. In connection therewith, the Company’s outstanding debt instruments payable to the lender were restructured in a manner that resulted in the elimination or release of $20.5 million of debt and provided the Company with incremental net borrowing capacity of $1.9 million. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under a revolving line of credit and a $5.0 million term note issued by Tecstar Automotive Group. The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with the $10.0 million Term Note B ($8.1 million available under the line of credit plus the $1.9 of additional borrowing capacity mentioned above). The debt instruments representing the existing Convertible Note that was in default beginning on January 11, 2008 were replaced by a new $16.2 million Convertible Note debt instrument.

These transactions were accounted for by the Company as a troubled debt restructuring in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (FAS 15), as a result of concessions granted by the lender by way of modifications to the terms of the existing debt structure and releases of certain debt obligations and guarantees of the Company.

The Company calculated a contingent gain of $1.1 million on the restructure of the debt obligations with the lender which represented the difference between the future cash payments under the restructured debt obligations and the carrying amount of the debt obligations just prior to the restructure, as reduced by the fair value of the net assets transferred to the lender. However, in accordance with FAS 15, the Company did not recognize the contingent gain in connection with the troubled debt restructuring because it was possible that the gain could have been offset by future interest charges resulting from the payment multiplier under the Term Note B.

Lender Commitment

On May 30, 2008, the Company secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at the Company’s option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party expires on August 31, 2009. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment.

Should the Company choose to draw on the May 2008 Commitment, the lender has the option to choose between one of the following three investment structures: (i) receipt of the Company’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in the Company’s common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year. In exchange for extending the commitment, the Company granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into the Company’s common stock at a price equal to the market price.

Shares in Lieu of Cash in Satisfaction of Principal Obligations

Each of the outstanding debt instruments allow the Company to pay the principal using shares of its common stock. On September 18, 2008, the Company’s shareholders approved the potential issuance of shares of common stock upon conversion of convertible debt and in payment of term debt, thus, allowing the Company to issue shares in satisfaction of those debt obligations even though such issuance would be in excess of 19.99% of its issued and outstanding shares and remain in compliance with the Marketplace Rules.

If the Company chooses to repay all or portions of principal under the Term Note A and/or Term Note C in shares of its common stock in the future, the value of the shares delivered will be determined based on 95% of the VWAP of the Company’s common stock for the five business days prior to the payment date pursuant to the terms of the debt instruments. In these instances, the Company will perform a separate calculation each time it makes a payment in shares. The calculation will determine whether the shares provided in satisfaction of principal resulted in value being transferred to the lender based on the intrinsic value of the shares provided. To the extent that there is additional value granted to the lender, the Company will record the amount immediately as interest expense with a concurrent increase in additional-paid-in-capital in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion features or Contingently Adjustable Conversion Ratios,” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

Collateral and Covenants

The Company’s obligations under the Convertible Note and the three term notes are secured by substantially all its assets. Although the Company has continued to satisfy the debt service requirements on the outstanding debt obligations under its Credit Agreement, the Company believes that it was not in compliance with certain affirmative and negative covenants as of January 31, 2009. The Company received a waiver from its lender on March 12, 2009 waiving all such existing and potential defaults that existed, whether known or unknown, as of March 12, 2009. In connection with the waiver, Term Note A was amended to (i) extend the stated maturity date from January 31, 2010 to February 28, 2010, (ii) to revise provisions under which the Company can use it shares to satisfy the payments of the outstanding principal, and (iii) to revise the interest rate for principal payments that are deferred at the lender’s option.

Debt Maturities

The table below shows maturities of the Company’s long-term debt for each of the next five twelve month periods ending January 31. For this purpose, it is assumed that the Convertible Note will mature on July 1, 2009 and that the holder will not extend the maturity date:

Maturities of Long-Term Debt
2009	$33,353,992
2010	52,306
2011	46,774
2012	24,611
2013	11,353
Thereafter	—

$33,489,036

10) Stockholders’ Equity

Stock Option Plan

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

Stock Option Exchange Program

On November 17, 2008, the Company completed a value-for-value stock option exchange program which was approved by the Company’s stockholders on September 18, 2008. Pursuant to the option exchange, 3.9 million eligible options were canceled and replaced with 2.6 million replacement stock options. The exchange ratio was calculated such that the value of the replacement options would approximate the value of the canceled options, determined in accordance with the Black-Scholes option valuation model. Under SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), the Company recognized the excess value of vested replacement options as compensation expense in the third quarter of fiscal 2009 and will recognize the excess value of non-vested replacement options as compensation expense ratably over their vesting periods. The excess value was nominal.

Share-Based Compensation

The Company has included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Continuing operations:
Cost of product sales	$24,811	$29,529	$79,068	$83,278
Research and development	33,831	60,868	126,030	159,764
Selling, general and administrative	576,165	379,860	1,956,762	1,278,735
Discontinued operations	(286,852)	—	91,475	—

Total share-based compensation	$347,955	$470,257	$2,253,335	$1,521,777

Below is a summary of the options activity under the stock option plan for the nine months ended January 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2008	5,968,694	$3.33
Granted (1)	3,013,673	$1.21
Exercised	—	—
Forfeited (2)	(1,222,250)	$3.26
Expired (3)	(2,967,082)	$4.50

Options outstanding at January 31, 2009	4,793,035	$1.29	7.2	$102,600

Vested and expected to vest at January 31, 2009	3,929,685	$1.37	6.9	$68,715
Options exercisable at January 31, 2009	2,257,754	$1.72	5.4	$—

(1)	Includes 2,574,673 options granted pursuant to the stock option exchange program
(2)	Includes 931,750 non-vested options canceled pursuant to the stock option exchange program
(3)	Includes 2,965,076 vested options canceled pursuant to the stock option exchange program

On May 1, 2008, an additional 2,339,172 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At January 31, 2009, there were 5,248,536 shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three months ended January 31,		Nine months ended January 31,
	2008	2009	2008	2009
Dividend yield	n/a	0.0%	n/a	0.0%
Expected life—years	n/a	5.2	n/a	5.3
Risk-free interest rate	n/a	2.2%	n/a	2.3%
Expected volatility of common stock	n/a	91.0%	n/a	90.5%

A summary of the grant date fair value and intrinsic value information is as follows:

	Three months ended January 31,		Nine months ended January 31,
	2008	2009	2008	2009
Weighted average grant date fair value per share	none granted	$0.43	none granted	$0.53
Intrinsic value of options exercised	$—	$—	$—	$—
Total fair value of options vested during the period	$3,091	$3,091	$1,697,784	$989,550

Warrants

Warrant activity for the nine months ended January 31, 2009 and warrants outstanding as of January 31, 2009, reported in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Type
	June 2006 Warrants	October 2006 “A” Warrants	June 2007 Warrants	August 2008 Warrants	Totals
Warrants outstanding at April 30, 2008	880,506	3,780,522	15,000,000	—	19,661,028
Exercised	—	(400,000)	—	—	(400,000)
Issued	—	—	—	13,500,000	13,500,000

Warrants outstanding at January 31, 2009	880,506	3,380,522	15,000,000	13,500,000	32,761,028

Exercise Price	$3.94	$1.50	$2.09	$4.00
Expiration Date	June 2011	April 2014	December 2014	August 2015

Net cash proceeds from the exercise of the October 2006 “A” Warrants on July 10, 2008 amounted to $0.6 million.

In connection with the public offering completed in August 2008 (see Note 1), the Company issued common stock purchase warrants entitling the investor to purchase up to 13.5 million shares of the Company’s common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and will expire on August 25, 2015.

The outstanding warrants to purchase 3.4 million shares issued in October 2006 and the outstanding warrants to purchase 13.5 million shares issued in August 2008 contain provisions which, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding the Company sells or issues shares of its common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of its common stock at a price below $1.50 for the October 2006 warrants or $4.00 for the August 2008 warrants, provided that the exercise price for the August 2008 warrants cannot be reset below $1.93.

In the event of a price reset to the October 2006 warrants and/or the August 2008 warrants, the number of shares of the Company’s common stock that is subject to such warrants will increase so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Therefore, any such reset to the exercise price of the October 2006 warrants and/or August 2008 warrants will have a dilutive effect on the Company’s existing shareholders.

The Company evaluates the warrants provided in connection with each of its private placements or public offerings in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and has concluded that equity classification is appropriate for all of its outstanding warrants due to the fact that (i) the warrants are required to be physically settled in shares of the Company’s common stock and (ii) the future issuance of shares that could trigger a potential reset of the exercise prices is within the control of the Company. The proceeds from the transactions have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregates the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

Shares Available

The number of undesignated shares available as January 31, 2009 is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		248,000,000	2,000,000	20,000,000
Less shares issued and outstanding		(97,627,955)	(999,969)	—
Less shares designated for issuance under:
Stock options		(4,793,035)	—	—
Warrants		(32,761,028)	—	—
Conversion of principal under Convertible Note	(1)	(5,011,318)	—	—
Make-Whole provision under Convertible Note	(2)	(1,544,739)	—	—
Repayment of principal under Term Note A	(3)	(10,771,114)	—	—
Repayment of principal under Term Note B	(4)	(15,000,000)	—	—
Repayment of principal under Term Note C	(3)	(9,179,927)	—	—

Total shares designated for future issuance		(79,061,161)	—	—

Undesignated shares available		71,310,884	1,000,031	20,000,000

(1)	Conversion price for repayment of principal in shares is fixed at $1.35 per share.
(2)	Conversion price for repayment of Make-Whole Amount in shares is fixed at $1.50 per share.
(3)	Repayment of principal in shares is at Company’s option at 95% of market price. Market price used is $0.86 per share which represents the Company’s closing share price on January 31, 2009.
(4)	Repayment of principal in shares is at Company’s option, but share price must be above $0.50 and number of shares is fixed at 15.0 million.

Stockholders’ Equity Rollforward

The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended January 31, 2009:

	Common Stock Shares	Total Stockholders’ Equity
Balance at April 30, 2008	77,972,399	$13,349,193

Share-based compensation on stock option and restricted stock awards	—	1,523,795
Forfeiture of restricted stock award and reversal of share-based compensation	(20,000)	(2,018)
Issue common stock, net of transaction fees	9,000,000	17,724,471
Conversions of principal under the Convertible Note, including shares provided under Make-Whole provision	10,275,556	10,200,000
Fair value of Convertible Note and Term Note B allocated to additional paid-in-capital in connection with May 2008 modifications	—	44,512,247
Warrant exercises	400,000	600,000
Net loss	—	(62,076,162)

Balance at January 31, 2009	97,627,955	$25,831,526

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Comprehensive loss, net of tax:
Net loss, as reported	$(1,358,131)	$(13,575,444)	$(80,340,671)	$(62,076,162)
Currency translation adjustments	(23,768)	—	348,872	—

Comprehensive loss, net of tax:	$(1,381,899)	$(13,575,444)	$(79,991,799)	$(62,076,162)

11) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Numerators for basic and diluted loss per share data - to common stockholders:
Loss from continuing operations	$(3,842,699)	$(13,575,444)	$(14,278,508)	$(62,076,162)
Earnings (loss) from discontinued operations	2,484,568	—	(66,062,163)	—

Net loss	$(1,358,131)	$(13,575,444)	$(80,340,671)	$(62,076,162)

Denominator for basic and diluted loss per share data - weighted-average shares	78,552,368	97,629,241	76,143,277	89,880,374

Basic and diluted per share data:
Loss from continuing operations	$(0.05)	$(0.14)	$(0.19)	$(0.69)
Earnings (loss) from discontinued operations	0.03	—	(0.87)	—

Net loss	$(0.02)	$(0.14)	$(1.06)	$(0.69)

For the nine month period ended January 31, 2009, options to purchase 4.8 million shares and warrants to purchase 32.8 million shares of common stock, respectively, were excluded in the computation of diluted net loss per share, as the effects would be anti-dilutive. In addition, for the nine month period ended January 31, 2009, a convertible note obligation convertible into 6.6 million shares of common stock and an estimated 35.0 million shares potentially issuable in satisfaction of term note obligations were excluded in the computation of diluted net loss per share, as the effects would be anti-dilutive.

12) Income Taxes

Income taxes associated with continuing operations for the three and nine months ended January 31, 2009 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At January 31, 2009, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

13) Business Segment and Geographic Information

Business Segments

The Company previously classified its business operations into three reporting segments: Quantum Fuel Systems, Tecstar Automotive Group, and Corporate. The Tecstar Automotive Group business segment ceased operations in connection with a series of transactions that were completed on January 16, 2008 that resulted in the transfer of all the Tecstar businesses to an affiliate of the Company’s lender. As a result, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations for all periods presented. The Quantum Fuel Systems business segment was not affected by the disposal of the Tecstar Automotive Group business segment. The product and contract revenues for continuing operations of the Company were all generated by the Quantum Fuel Systems segment for all periods presented. The Corporate reportable segment consists of general and administrative expenses incurred at the corporate level that indirectly support the Company’s ongoing Quantum Fuel Systems operating segment and the Company’s anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and the Company’s board of directors. Certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and reported as discontinued operations on the accompanying consolidated statements of operations.

The Quantum Fuel Systems business operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in fuel cell, hybrid, plug-in electric hybrid, hydrogen and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their fuel cell or hybrid applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners. General Motors comprised 61% and 16% and Fisker Automotive comprised 6% and 55% of the total Quantum Fuel Systems segment revenue reported for the nine months ended January 31, 2008 and 2009, respectively.

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

Geographic Information

The Company’s long-lived assets as of January 31, 2009 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

Financial Information by Business Segment

Financial information by business segment for continuing operations is as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Total Revenue
Quantum Fuel Systems	$7,146	$5,881	$16,832	$17,016
Corporate	—	—	—	—

Total	$7,146	$5,881	$16,832	$17,016

Operating Loss
Quantum Fuel Systems	$(1,367)	$(9,100)	$(6,272)	$(12,492)
Corporate	(2,477)	(2,845)	(7,867)	(8,317)

Total	$(3,844)	$(11,945)	$(14,139)	$(20,809)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$2,521	$216	$7,236	$814
Cost of product sales	(2,009)	(1,048)	(6,144)	(2,124)

Gross profit (loss)	$512	$(832)	$1,092	$(1,310)

Capital Expenditures
Quantum Fuel Systems	$382	$96	$781	$2,447
Corporate	2	713	2	2,091

Total	$384	$809	$783	$4,538

Depreciation
Quantum Fuel Systems	$582	$453	$1,560	$1,440
Corporate	3	3	10	9

Total	$585	$456	$1,570	$1,449

Amortization of Intangibles
Quantum Fuel Systems	$419	$415	$1,257	$1,245

Selected financial information for discontinued operations is as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Discontinued Operations:
Capital Expenditures	$205	$—	$916	$—
Depreciation	129	—	1,577	—
Amortization of Intangibles	—	—	698	—

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2008	January 31, 2009
Identifiable Assets
Quantum Fuel Systems	$61,753	$45,677
Corporate	7,033	21,341

	$68,786	$67,018

14) Insurance Settlements

Property Damage Recovery

On September 22, 2007, a flood caused damages to the Company’s inventory, manufacturing equipment and a warehouse facility that is insured by the Company. The settlement payments to be received under the insurance claim were finalized as of October 31, 2008 in the amount of $3.7 million. The Company received the insurance benefits in installments on various dates since the date of the incident. The final payment in the amount of $0.6 million was received in November 2008. The Company recognized a gain of $1.2 million in the second quarter of fiscal 2009 which is included as a reduction to selling, general and administrative expense on the condensed consolidated statements of operations. The gain is primarily related to the difference between the insured values and carrying values of the damaged inventory and equipment. Insurance proceeds on the settlements are included in cash flows from operating activities on the condensed consolidated statements of cash flows.

Life Insurance Proceeds

The Company recorded other income of $2.0 million during the second quarter of fiscal 2009 in connection with a life insurance settlement payment that was received during November 2008 that stemmed from the death of a Company executive in September 2008. The executive had served as the Company’s Chief Operating Officer and had been on paid medical leave since December 2007. Insurance proceeds on the settlement are included in cash flows from operating activities on the condensed consolidated statement of cash flows.

15) Fair Value Measurements

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

The Company does not have any financial assets or liabilities that are measured on a recurring basis; however, the Company measured the fair value of debt instruments (as discussed below) on the income approach during the nine months ended January 31, 2009 using unobservable inputs consistent with Level 3 that were significant to the fair value measurement of the debt.

On May 30, 2008, the Company and its lender agreed to certain substantial modifications to its Convertible Note and Term Note B debt instruments that are described further in Note 9. As a result of the modifications, there was an implied exchange of debt instruments. The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended Convertible Note and the amended Term Note B were recorded at their estimated fair values on May 30, 2008 of $45.1 million and $26.3 million, respectively. The estimated fair values of the Convertible Note and Term Note B has since declined to $6.9 million and $13.3 million, respectively, as of January 31, 2009, primarily as a result of a lower share price of the Company’s common stock and principal conversions to equity on the Convertible Note. The Company determines the fair values of the amended debt instruments primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of the Company’s common stock on the dates of measurement and the estimated annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments. The Company used an estimated annual volatility rate of 77% to 83% based on historical share prices of its common stock and risk free rates ranging from 1.9% to 3.7% for the amended debt instruments.

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

16) Contingencies

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

Forward-Looking Statements

Some of the information in this report and in the documents that we incorporate by reference contains “forward-looking statements” that involve risks and uncertainties. These forward-looking statements come within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. These statements take into consideration the disposal of the Tecstar Automotive Group business segment on January 16, 2008 and relate to, among other things: our market and business strategies; our plans to develop and commercialize our products; our ability to provide engineering and manufacturing services to our customers; our ability to integrate acquisitions and realize expected synergies thereof; our plans to expand our customer base; our ability to establish and maintain necessary strategic relationships; our ability to maintain our competitive advantage; our ability to secure the necessary certification of our products and comply with applicable standards; our ability to establish and effectively operate our assembly and manufacturing sites; our ability to attract and retain necessary employees; our ability to protect our intellectual property; our position in our markets; government support of hybrid vehicles; and the future growth of alternative energy industries, including the fuel cell and hybrid vehicle industries, and the solar industries. All statements included in this report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of risks and other factors, including those described below, elsewhere in this quarterly report and in the other filings we make from time to time with the SEC.

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

•

We anticipate that we will need to raise additional capital to take advantage of strategic business opportunities, to complete product and application development, to fund the solar initiatives of our subsidiary, Quantum Solar Energy, Inc., to fund future operating activities and contractual commitments, and/or payoff or refinance debt.

•

Our shareholders are subject to significant dilution upon the occurrence of certain events such as the exercise of outstanding options, warrants and convertible debt and the issuance of shares to pay debt.

•	Future sales of substantial amounts of our common stock could adversely affect its market price.

•

An increase in the principal amount due under a $10.0 million term note we issued on January 16, 2008, as amended could have a material effect on our financial statements as a result of an upward adjustment clause contained in the credit facility.

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

Other Risks Related to our Business:

•

Fisker Automotive, Inc. represents a substantial portion of our anticipated revenues and will have to raise substantial additional capital for their business for us to be able to realize these potential revenue streams.

•	We depend on third-party suppliers for the supply of materials and components for our products, including our affiliate, Advanced Lithium Power, Inc. for our plug-in electric drive system.

•	Our business depends on the growth of hybrid, hydrogen and alternative fuel based vehicles and the solar industry.

•

Our ability to design and manufacture fuel systems and powertrains for fuel cell, hydrogen and hybrid applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

•

Our future fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

•	Our revenue is highly concentrated among a small number of customers.

•	Decrease in demand or price for solar cells could have an adverse effect on our financial statements.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Future acquisitions could harm our operating results and share price.

•	We could become subject to stockholder litigation associated with our merger with and subsequent disposition of the Tecstar Automotive Group business segment.

•	We may never be able to introduce commercially viable hydrogen products and hybrid propulsion systems.

•	A mass market for hydrogen products and systems may never develop or may take longer to develop than anticipated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing propulsion and fuel systems for fuel cell and hybrid applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•	If we fail to maintain adequate internal controls we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.

•	Provisions of Delaware law and of our amended and restated certificate of incorporation and amended and restated bylaws may make a takeover or change in control more difficult.

The foregoing list of risk factors represents those material risks known to the Company but the list is not intended to be exhaustive. Reference should also be made to the factors set forth from time to time in our SEC reports, including but not limited to those set forth in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2008, in our Prospectus Supplement on Form 424(b)(5) filed on August 21, 2008, and in our amended Registration Statement on Form S-3/A filed on February 27, 2009. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update or revise any of these forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

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

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, system integration, and assembly. We intend to leverage our alternative fuel, battery system, electronic control, electric and hybrid electric drive system, fuel cell, and hydrogen handling and refueling capabilities and experience to support the growing hybrid vehicle market and the early introduction of other advanced vehicle technologies. We intend to utilize our tier-one OEM design and assembly capabilities to provide fast-to-market solutions to OEMs for the early limited production business as hydrogen-powered hybrid vehicles, hybrids and plug-in hybrids move toward commercialization. We intend to leverage our advanced hydrogen and battery storage technologies into broader energy storage applications, including hybrid electric vehicles and energy storage for renewable energy, such as solar photovoltaic applications, as we establish Quantum as a fully integrated alternative energy company.

We also intend to continue to expand our investments and alliances in solar operations, including a US-based solar photovoltaic module manufacturing operation. In January 2008, we acquired an equity stake in Asola Advanced and Automotive Solar Systems GmbH (Asola), a German solar energy technology company that develops and manufactures high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications. We expect Asola to continue to grow and expand in Europe, Africa and Asia. Asola has signed letters of intent for the formation of joint ventures with alliance partners in Spain, South Korea, Italy, and Morocco for the production and distribution of mono and poly-crystalline silicon solar modules with initial capacities of 30 MWp in each of the respective countries. Provided we can obtain funding at the Quantum Solar level, we plan to assemble solar photovoltaic modules in the United States beginning in fiscal 2010 and assess strategic opportunities to manufacture thin film solar photovoltaic modules as well as opportunities in solar panel distribution and integration.

Business Segments and Other Equity Interests

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment and our anticipated future operating segments. Prior to January 16, 2008, we had a third business segment—the Tecstar Automotive Group business segment, which ceased operations on January 16, 2008 when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and are reported as discontinued operations.

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

•

On August 7, 2007, we obtained a 62.0% interest in Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC. Our ownership interest in Fisker Automotive as of January 31, 2009 had declined to 21.9% as a result of financing activities completed by the joint venture. Fisker Automotive is developing a production-intent high-performance plug-in hybrid electric vehicle that it calls the “Fisker Karma” that is expected to have initial deliveries beginning in the fourth quarter of calendar year 2009.

•

On March 24, 2006, we obtained a 35.5% ownership interest in Vancouver, British Columbia-based Advanced Lithium Power Inc. (ALP). ALP is developing state-of-the-art lithium ion battery and control systems that control state-of-charge and provide for thermal management, resulting in high-performance energy storage. Our direct ownership interest in ALP as of January 31, 2009 was 16.1% as a result of financing activities completed by ALP. On February 6, 2009, we, along with Fisker Automotive and other investors, provided additional equity capital to ALP. As a result of this financing activity, Fisker Automotive received an ownership interest of 33.3% and our direct ownership interest decreased to 12.6%. We have also invested in convertible debentures that are convertible into ALP’s common stock through December 31, 2009 and have warrants to purchase shares of ALP common stock that, upon conversion and exercise, would increase our direct ownership interest to approximately 20.8% and decrease Fisker Automotive’s to 25.9%.

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

Quantum Fuel Systems Segment

Our Quantum Fuel Systems segment supplies our advanced propulsion and fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles, primarily to General Motors, which in turn have sold substantially all of these vehicles to its customers. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs and certain governmental agencies through funded research and development contracts and on a prototype and production intent basis. These hydrogen systems and products are not currently manufactured in high volumes and will require additional product development. We expect a commercial market to develop for our hydrogen and fuel cell vehicle products in the future only if OEMs produce fuel cell applications and hydrogen products on a commercial basis and use our systems. We believe our plug-in electric hybrid propulsion system, referred to as the “Q-Drive,” will become a commercial product within the next year.

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using fuel cells, hybrid systems or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. The U.S. Military has mandated a 5% per annum reduction in its internal fuel usage and is seeking fuel-efficient applications/vehicles to meet this mandate. Our products for these markets consist primarily of fuel storage, fuel delivery, electronic vehicle control systems and battery control systems, as well as system integration of our products into fuel cell, hybrid, and alternative fuel vehicles, and hydrogen refueling products, which includes the complete design of fuel cell and hybrid vehicles to demonstrate our advanced fuel systems expertise.

In April 2008, we completed shipments of our packaged hydrogen fuel systems to General Motors in support of their Equinox fuel cell vehicle program that consists of a fleet of approximately 100 vehicles and we continue to provide service support to General Motors under this program.

In June 2008, we announced that we were awarded a contract by EDAG Engineering + Design AG (EDAG) to develop advanced hybrid vehicle powertrains for the Future Steel Vehicle program sponsored by World Auto Steel, the automotive group of the International Iron and Steel Institute (IISI). Under this contract, we designed, analyzed, and developed hybrid vehicle powertrain architectures that included advanced plug-in hybrid electric vehicles (PHEV) and hydrogen fuel cell hybrid vehicles. We worked with our affiliate, ALP, in developing the advanced lithium-ion battery system and controls for each of the vehicle architectures.

In July 2008, we announced that we had designed, developed and shipped a new generation of ultra light-weight advanced composite hydrogen storage units for Suzuki Motor Corporation’s Fuel Cell Vehicle Program. These unique systems for Suzuki were developed, analyzed, and tested to meet the Japanese Government requirements.

In October 2008, we announced that we had designed, developed and shipped a new generation of hybrid electric vehicles incorporating hydrogen internal combustion engines to the US Army Tank Automotive Research Development and Engineering Center (TARDEC) for deployment at the Selfridge Air National Guard Base (SANGB). This deployment is part of a larger test and demonstration program involving TARDEC joint service partners around the country, in support of the US Army’s 21st Century Base Initiative. The hydrogen-powered vehicles will reduce emissions and provide an opportunity to verify and utilize the existing hydrogen refueling infrastructure.

In December 2008, we submitted an application to the Department of Energy (DOE) under the Advanced Technology Vehicles Manufacturer Assistance Program for a direct loan of approximately $175 million. The loan will support capital expenditures and engineering integration by Quantum to develop and manufacture second-generation versions of the “Q-Drive” plug-in hybrid propulsion system for use in economical light-duty vehicles. The proposed project aims to significantly increase the U.S. average fuel economy of vehicles and includes assembly and testing of lithium ion battery packs and traction motors in the U.S., and development and production of vehicle-integrated solar photovoltaic roof modules in the U.S. We are currently responding to comments and additional information requests from the DOE and expect to submit the data requested within the next few weeks.

In January 2009 our affiliate, Fisker Automotive, showcased its first production car, a plug-in hybrid sports sedan known as the Fisker KARMA, and a plug-in hybrid hardtop convertible concept vehicle known as the Fisker Karma S, at the 2009 North American International Auto Show in Detroit, Michigan. Both of these vehicles incorporated our proprietary first-generation high-performance plug-in-hybrid electric vehicle architecture that we call “Q Drive” and we anticipate that future production of these and other Fisker models will incorporate our “Q-Drive” architecture.

Our Quantum Fuel Systems segment revenues and cash flows in the future will be highly dependent on the success of our plug-in hybrid electric architecture, the incorporation of our architecture into the Fisker Karma and other Fisker Automotive PHEV’s, the success of the Fisker Automotive PHEVs and future hybrid vehicle programs, further advancement of OEM fuel cell technologies and our OEM customers’ internal plans, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hydrogen hybrid, plug-in electric hybrid, fuel cell, and other alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements (particularly battery technologies), and consumer adoption of alternative fuel, hybrid and hydrogen technologies on a commercial scale.

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

Our Quantum Fuel Systems business is generally related to hybrid, hydrogen and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM and other customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell hybrid, hydrogen or alternative fuel vehicles depends on their marketing and distribution strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business. In October 2008, we were awarded an initial purchase order to supply prototype compressed natural gas (CNG) tanks to an OEM of passenger sedans targeted for taxi fleets in the United States. This initial purchase order could lead to a production level arrangement beginning over the next 9-15 months that would increase our revenues from CNG applications significantly. We also anticipate that future programs for CNG applications can be established in international markets, specifically Europe, China and India. In April, 2007, we signed a memorandum of understanding to establish a cooperative joint venture with a major automaker in China for the development and commercialization of hybrid and alternative fuel vehicles, manufacture of gaseous fuel components, and integration of advanced propulsion systems. We also signed a memorandum of understanding in May 2007 for the marketing, sales, and distribution in India of its leading alternative fuel vehicle products and systems for CNG, blends of natural gas and hydrogen, and liquid petroleum gas (LPG). We are currently in discussions with other parties to modify existing components and systems to meet specific vehicle applications for those markets.

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

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture formed by us along with Asola’s majority shareholder, ConSolTec GmbH, based Irvine, CA for the production and distribution of mono and poly-crystalline silicon solar modules with initial capacity of 45 MWp. We own 85% of Quantum Solar and ConSolTec owns the remaining 15%. All activities of the consolidated entity are included in our Corporate Segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability.

On November 11, 2008, we entered into a new facility lease arrangement with Cartwright Real Estate Holdings, LLC (Cartwright LLC) and Klein Investments Family Limited Partnership for a facility that currently houses our corporate offices in Irvine, California which we plan to serve as the manufacturing facility for Quantum Solar’s business activities. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. Our Chief Executive Officer owns a 50% interest in Cartwright LLC and an irrevocable trust established by our Chairman of the Board owns a 36.67% interest in Cartwright LLC.

Tecstar Automotive Group Segment

On January 16, 2008 we transferred substantially all the assets of our Tecstar Automotive Group, Inc. subsidiary to an affiliate of our secured lender pursuant to a strict foreclosure under Article 9 of the Uniform Commercial Code. As a result of the transfer, the Tecstar Automotive Group business segment (formerly consisting of all of the Tecstar businesses and operating units) ceased operations for purposes of our financial reporting. The Tecstar Automotive Group segment, prior to its disposal, engineered and integrated specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles, provided vehicle build capabilities associated with military vehicle projects and provided design and powertrain services for high performance cars.

As a result of the disposal of the Tecstar businesses, all historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows. Additionally, certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and reported as discontinued operations.

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

For the first nine months of fiscal 2008 and 2009, revenue related to sales of our products to and contracts with General Motors and its affiliates represented 61% and 16%, and revenue related to contracts with Fisker Automotive represented 6% and 55%, respectively, of our total consolidated revenue for these periods.

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

General Motors Relationship / Impairment of Strategic Alliance Intangible Asset

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

We issued 3.5 million shares of Common Stock and 1.0 million shares of Series B Common Stock to General Motors in connection with entering the strategic alliance. We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the dates of their respective issuances, amounting to $16.5 million. We had been amortizing this intangible asset over the ten-year term of the strategic alliance with General Motors until January 31, 2009, at which time the Company wrote-off the remaining unamortized carry balance in connection with an updated impairment analysis discussed below.

General Motors has represented a significant portion of our historical revenue streams and although our relationship with General Motors and our commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under the strategic alliance remains strong, certain existing programs are currently experiencing funding restraints as a result of General Motors’ deteriorating financial condition. Specifically, activities on certain next generation hydrogen fuel system programs have declined or have been terminated by General Motors with indications that existing and proposed new programs could experience extended delays. We and General Motors have expressed a mutual desire to continue the strategic alliance relationship, although at a significantly lower level of activity over the near term which includes the remainder of our fiscal 2009. We continue to support development programs under the auspices of the strategic alliance and we believe that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the future once the financial condition of General Motors stabilizes.

In recent months, the U.S. and world economy and the automotive industry have deteriorated further and measures implemented by the federal government to stabilize the domestic credit markets and the economy in late 2008 and early 2009 have not yet been realized to the extent expected. On December 31, 2008, General Motors entered into a loan and security agreement with the United States Department of Treasury (UST), pursuant to which the UST agreed to provide General Motors with a $13.4 billion secured term loan facility. General Motors borrowed $4.0 billion on December 31, 2008, $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. On February 17, 2009, General Motors submitted its viability plan to the United States Government wherein General Motors requested a total of $22.5 billion (including the $13.4 billion already secured) in federal loan assistance and stated additional loan assistance could be needed if vehicle sales did not meet certain minimum levels. Furthermore, General Motors’s recently announced that sales for January 2009 and February 2009 were 49% and 53% lower than sales in the same period in 2008. On March 5, 2009, General Motors released its annual report for calendar 2008 in which their independent auditors raised substantial doubt about General Motors’ ability to continue as a going concern in their audit opinion. The January and February sales results for General Motors further support the fact that the automotive industry is continuing to deteriorate and suffering its worse economic conditions in decades as automakers are struggling due to the rise in unemployment, weakening consumer confidence, and lack of availability in the credit markets for consumer loans.

As a result of this continuing deterioration in the automotive industry and the increased uncertainty surrounding General Motors’ ability to continue as a going concern, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we performed an updated interim impairment analysis as of January 31, 2009 of our intangible asset associated with our strategic alliance with General Motors,. Although we believe the federal loan arrangement provided to General Motors in December 2008 and the remarks of President Obama on February 24, 2009 in his address at a joint session of the U.S. Congress are indicators that the federal government will be inclined to continue to provide assistance to General Motors in maintaining sufficient liquidity in the near term, there is an increasing level of uncertainty for General Motors’ ability to fund future hydrogen fuel cell projects under the strategic alliance. Given these increased uncertainties, we believe that we are no longer able to reasonably forecast the long-term revenue streams under the strategic alliance and, as a result, we impaired the remaining $5.8 million unamortized balance of the intangible asset as of January 31, 2009.

Communications with Securities and Exchange Commission

On January 16, 2009, we received written comments from the Securities and Exchange Commission (the “SEC Comment Letter”) in reference to their review of our recent filings. Comments were received on the following filings: (i) Form S-3 filed on December 22, 2008, (ii) Form 10-Q for the quarterly period ended October 31, 2008 filed on December 10, 2008, (iii) Definitive Proxy Statement on Schedule 14A filed on August 20, 2008 and, (iv) Form 10-K for the fiscal year ended April 30, 2008 filed on July 3, 2008. We filed a written response to the SEC Comment Letter on February 11, 2009 and received a follow up letter from the Securities and Exchange Commission on March 6, 2010 related to certain matters that remain open. Although, we anticipate that we will be able to satisfactory respond to the remaining open matters by the end of our fiscal fourth quarter, we cannot assure you that we will be able to satisfy the Securities and Exchange Commission with our responses.

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

•

We conduct a major portion of our business with a limited number of customers. For the first nine months of fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. General Motors represents a significant portion of our current accounts receivable and our historical revenue streams. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable, including amounts outstanding from General Motors. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by our engineering teams. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•

We periodically evaluate for impairment our long-lived assets, particularly goodwill and intangible assets relating to acquisitions and the intangible asset relating to the strategic alliance with General Motors (see General Motors Relationship / Impairment of Strategic Alliance Intangible Asset discussed above). Our identifiable finite-lived intangible assets are amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive industry and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the third quarter of fiscal 2009, in addition to the impairment analysis and write off in connection with the General Motors Stategic Alliance intangible asset, we also performed an interim impairment assessment of our goodwill recorded in the Quantum Fuel Systems reporting segment (our only continuing non-corporate reporting unit). The goodwill for this reporting unit has a carrying value of $30.4 million as of January 31, 2009. We followed the guidance prescribed by paragraph 19 of SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142), known as the two-step test for our interim impairment assessment. In performing step one of the two step assessment, we first estimated the fair value of the reporting unit as of January 31, 2009 based on a number of different factors, namely, the market capitalization of our common stock and a discounted cash flow analysis under the income approach based on operating forecasts. Based on the factors analyzed, we determined that the fair value of our reporting unit exceeded our book value and, thus, the recorded goodwill is not considered to be impaired under the first step of the impairment assessment. As a result, we believe no impairment existed as of January 31, 2009 and the step two test was not considered necessary.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of January 31, 2009, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R replaces FAS No. 141, Business Combinations (FAS 141). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for us at the beginning of our 2010 fiscal year. We do not believe that the adoption of FAS 141R will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. This statement is effective for us at the beginning of our 2010 fiscal year. We do not believe that the adoption of FAS 160 will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of SFAS No. 133” (FAS 161). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. This statement is effective for us at the beginning of the fourth quarter of our 2009 fiscal year. We are currently evaluating the impact of the provisions of FAS 161.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (APB 14-1). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for us at the beginning of our 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact adoption of this statement could have on our financial statements.

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

Results of Operations

First nine months of fiscal 2008 and 2009

Total revenues and operating loss for our continuing business segments and gross profit (loss) on our product sales for the first nine months of fiscal 2008 and 2009 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009
Total Revenue
Quantum Fuel Systems	$7,146	$5,881	$16,832	$17,016
Corporate	—	—	—	—

Total	$7,146	$5,881	$16,832	$17,016

Operating Loss
Quantum Fuel Systems	$(1,367)	$(9,100)	$(6,272)	$(12,492)
Corporate	(2,477)	(2,845)	(7,867)	(8,317)

Total	$(3,844)	$(11,945)	$(14,139)	$(20,809)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$2,521	$216	$7,236	$814
Cost of product sales	(2,009)	(1,048)	(6,144)	(2,124)

Gross profit (loss)	$512	$(832)	$1,092	$(1,310)

Revenues decreased $1.2 million, from $7.1 million in the third quarter of fiscal 2008 to $5.9 million in the third quarter of fiscal 2009 and increased $0.2 million, from $16.8 million in the first nine months of fiscal 2008 to $17.0 million in the first nine months of fiscal 2009. The decrease in revenue for the third quarter is primarily related to a significant decline in product shipments and engineering services provided to General Motors during the third quarter of fiscal 2009 versus the prior year period. These declines have been partially offset by increased development program activities provided to Fisker Automotive for the three and nine month periods in fiscal 2009 compared to the respective periods in fiscal 2008.

Our overall operating loss increased $8.1 million, from $3.8 million in the third quarter of fiscal 2008 to $11.9 million in the third quarter of fiscal 2009 and increased $6.7 million, from $14.1 million in the first nine months of fiscal 2008 to $20.8 million in the first nine months of fiscal 2009. The increase in operating losses was primarily due to the non-cash charge of $5.8 million in the third quarter of fiscal 2009 for the impairment of the unamortized balance of the intangible asset associated with our Strategic Alliance Agreement with General Motors, in addition to lower revenues generated during the third quarter of fiscal 2009 as compared to the same prior year period.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $2.3 million, or 92%, from $2.5 million in the third quarter of fiscal 2008 to $0.2 million in the third quarter of fiscal 2009 and decreased $6.4 million, or 89%, from $7.2 million in the first nine months of fiscal 2008 to $0.8 million in the first nine months of fiscal 2009. Product sales in fiscal 2008 included shipments of hydrogen fuel storage systems associated with General Motors’ Equinox fuel cell vehicle program. Product sales declined significantly in the first nine months of fiscal 2009 as a result of the last shipment of all units ordered under General Motors’ Equinox program at the end of the fourth quarter of fiscal 2008. Internal resources previously dedicated to the Equinox production program were redirected near the beginning of fiscal 2009 to the development of General Motors’ next generation vehicle programs, military programs and development of the Q-Drive for Fisker Automotive. We expect product revenue in the fourth quarter of fiscal 2009 to remain at a similar level to that realized in the third quarter of fiscal 2009.

Contract revenue for the Quantum Fuel Systems segment increased $1.1 million, or 24%, from $4.6 million in the third quarter of fiscal 2008 to $5.7 million in the third quarter of fiscal 2009 and increased $6.6 million, or 69%, from $9.6 million in the first nine months of fiscal 2008 to $16.2 million in the first nine months of fiscal 2009. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. Near the beginning of our third quarter of fiscal 2009, activities on behalf of General Motors associated with next generation hydrogen fuel system programs have declined or have been terminated by General Motors with indications that existing and proposed new programs could experience extended delays. Activities under the current Fisker Automotive program to develop the hybrid electric powertrain for the Fisker Karma have increased over the course of the first nine months of fiscal 2009 but we anticipate fourth quarter development revenue for Fisker Automotive will be comparable to third quarter revenues. We also anticipate beginning the next phase of this development program in April 2009 which includes system validation, certification and other pre-production development activities.

For the first nine months of fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, represents a significant portion of our revenues. We anticipate that Fisker Automotive will represent a majority of our revenues during the fourth quarter of fiscal 2009.

Cost of product sales for the Quantum Fuel Systems segment decreased $1.0 million, or 50%, from $2.0 million in the third quarter of fiscal 2008 to $1.0 million in the third quarter of fiscal 2009 and decreased $4.0 million, or 66%, from $6.1 million in the first nine months of fiscal 2008 to $2.1 million in the first nine months of fiscal 2009. The decrease is mainly due to the lower overall product sales volume, partially offset by an increase in inventory reserves and write-offs related to certain hydrogen and fuel cell vehicle programs.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $1.3 million from positive $0.5 million in the third quarter of fiscal 2008 to negative $0.8 million in the third quarter of fiscal 2009 and decreased $2.4 million from a positive $1.1 million in the first nine months of fiscal 2008 to a negative $1.3 million in the first nine months of fiscal 2009. The decrease is mainly attributable to the lower overall product sales volume, increases in inventory reserves, and reduced product margins as a result of higher absorption of fixed overhead costs per unit shipped.

Research and development expense associated with development contracts increased $2.1 million, or 88%, from $2.4 million in the third quarter of fiscal 2008 to $4.5 million in the third quarter of fiscal 2009 and increased $7.0 million, or 140%, from $5.0 million in the first nine months of fiscal 2008 to $12.0 million in the first nine months of fiscal 2009. The increase is primarily related to increased levels of design and engineering activities associated with the Fisker Automotive Karma program during the first three quarters of fiscal 2009 and activities associated with General Motors’ next generation vehicle programs in the first half of fiscal 2009.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.1 million, or 4%, from $2.3 million in the third quarter of fiscal 2008 to $2.2 million in the third quarter of fiscal 2009 and decreased $0.6 million, or 9%, from $6.7 million in the first nine months of fiscal 2008 to $6.1 million in the first nine months of fiscal 2009.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $0.4 million or 29%, from $1.4 million in the third quarter of fiscal 2008 to $1.0 million realized in the third quarter of fiscal 2009 and decreased $1.7 million or 43%, from $4.0 million in the first nine months of fiscal 2008 to $2.3 million in the first nine months of fiscal 2009. The decrease during fiscal 2009 primarily relates to a $1.2 million gain recognized during the second quarter of fiscal 2009 for an insurance settlement associated with facility damages and costs stemming from a flooding incident occurring in September 2007 that is included as an offset to selling, general and administrative expenses in the Quantum Fuel Systems segment.

Amortization and impairment of intangibles for the Quantum Fuel Systems segment relates to the Strategic Alliance Agreement with General Motors. The amortization expense in the third quarter of fiscal year 2009 was the same as in the third quarter of fiscal 2008 and amounted to $0.4 million and the amortization expense in the first nine months of fiscal year 2009 was comparable to the first nine months of fiscal 2008 and amounted to $1.2 million. On January 31, 2009, the remaining unamortized balance of the intangible asset was written off in connection with an updated impairment analysis (see General Motors Relationship / Impairment of Strategic Alliance Intangible Asset). As a result of the impairment, there will be no further amortization expense reported in the fourth quarter or thereafter associated with the Strategic Alliance Agreement.

Operating loss for the Quantum Fuel Systems segment increased $7.7 million in the quarter, from $1.4 million in the third quarter of fiscal 2008 to $9.1 million in the third quarter of fiscal 2009, and increased $6.2 million year to date, from $6.3 million in the first nine months of fiscal 2008 to $12.5 million in the first nine months of fiscal 2009. The increased losses were primarily due to the impairment of the intangible asset in the third quarter of fiscal 2009 and lower levels of revenues generated. We expect the Quantum Fuel Systems segment to incur an operating loss in the fourth quarter of fiscal 2009 at a similar level as realized in the third quarter of fiscal 2009 after excluding the non-recurring impairment of the intangible asset.

Corporate Segment

Corporate expenses increased by $0.3 million in the third quarter of fiscal 2009 from $2.5 million in fiscal 2008 to $2.8 million in fiscal 2009 and increased by $0.4 million in the first nine months of fiscal 2009 from $7.9 million in fiscal 2008 to $8.3 million in fiscal 2009. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and reported as discontinued operations on the accompanying consolidated statements of operations. Corporate expenses as a percentage of total consolidated revenues increased slightly to 49% for the first nine months of fiscal 2009 as compared to 47% for the first nine months of fiscal 2008. We expect the level of corporate expenses for the fourth quarter of fiscal 2009 to be similar to the level incurred in the third quarter of fiscal 2009.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.8 million in the third quarter of fiscal 2009 as compared to $0.6 million realized in the third quarter of fiscal 2008 and amounted to $2.8 million in the first nine months of fiscal 2009 as compared to $1.5 million realized in the first nine months of fiscal 2008. Interest expense primarily relates to debt instruments payable to our current lender in which proceeds were initially provided in January 2007, as amended. Interest expense in the first nine months of fiscal 2009 included a $0.3 million charge for the recognition of the remaining deferred debt issue fees related to debt instruments that were deemed to be extinguished as a result of substantial modifications made in May 2008. Interest earned on cash deposits was nominal for the first nine months of fiscal 2008 and was $0.2 million for the first nine months of 2009.

Loss on Modification of Debt. As a result of the substantial changes made on May 30, 2008 to the terms of a convertible note and a $10 million term loan, there was an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the convertible note and term note, with outstanding carrying balances of $21.6 million and $10.0 million, respectively, just prior to the amendments, were considered replaced by the amended debt instruments. The replacement of debt instruments was accounted for as an early extinguishment of debt and the amended convertible note and the amended term note were required to be recorded at their estimated fair values of $45.1 million and $26.3 million, respectively. The replacement of the debt instruments resulted in a total non-cash charge of $39.8 million recorded during the first quarter of fiscal 2009 that is included in loss from continuing operations. The charge represents the difference between the carrying balances of the convertible note and term note and the estimated fair values of those notes, after given effect to the amendments. The fair values of these two notes were significantly higher than their carrying values primarily as a result of the substantial premiums that result from the differences between the contractual conversion prices and principal multipliers in relation to the closing market price of the Company’s common stock ($2.43 per share) on May 2008, the date the modifications occurred. In accordance with Accounting Principals Board (APB) 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” if the implied premium is substantial, then the premium is presumed to represent equity and is allocated to additional paid-in-capital. As the modifications resulted in the debt being issued at substantial premiums, the fair value of the amended convertible note was allocated $16.9 million to debt and $28.2 million to additional paid-in-capital and the fair value of the amended term note was allocated $10.0 million to debt and $16.3 million to additional paid-in-capital.

Minority Interest in Losses of Subsidiaries. During the first nine months of fiscal 2008, our net losses were reduced by $1.3 million for the portion of losses incurred by our affiliate, ALP, which was allocated to ALP’s minority equity interests through the period that we consolidated our ownership interest in ALP. As a result of dilution in our equity voting interests in ALP below a controlling level on April 10, 2008, we deconsolidated ALP and began recording our ownership interest in ALP under the equity method of accounting.

Equity in Earnings (Losses) of Affiliates. During the first nine months of fiscal 2009 we recognized $0.1 million representing our equity share in earnings of our affiliate, Asola, and we recognized negative $0.8 million representing our equity share in losses of ALP. Our ownership in our affiliate, Fisker Automotive, since its formation in August 2007, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive under the equity method as our net investment balance in this affiliate is zero and we have no obligation to fund deficit balances of the business.

Other income. We recorded other income of $2.0 million during the nine months ended January 31, 2009 in connection with a life insurance settlement payment that was received in connection with the death of our Chief Operating Officer in September 2008 who had been on paid medical leave since December 2007.

Income Taxes. Our income tax expense is minor for both periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the fourth quarter of fiscal 2009.

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

The discontinued operations of the Tecstar Automotive Group business segment generated income (losses), net of tax effects, of $2.5 million of income for the third quarter of fiscal 2008 and $66.1 million of losses for the first nine months of fiscal 2008. Included in the third quarter of fiscal 2008 was a gain of $8.6 million recognized in connection with the disposal.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities of our continuing operations during the first nine months of fiscal 2009 was $13.3 million as compared to $14.6 million used during the first nine months of fiscal 2008, which excludes cash used in discontinued operations. The cash used during the first nine months of fiscal 2009 is primarily due to a net loss from continuing operations of $9.7 million before the non-cash effects of loss on modification of debt, depreciation, and amortization, impairment of intangible asset, share-based compensation charges, and other items. We also used $3.6 million in cash as a result of net changes in operating assets and liabilities. These changes included cash inflows from net reductions in accounts receivable of $4.3 million; net reduction in inventories of $1.0 million; cash outflows related to an increase in prepayments to affiliates of $4.7 million primarily associated with payments to Asola under the solar cell supply agreement; and a decrease of $3.8 million related to deferred revenue and other accrued liabilities. We expect the level of cash to be used in operations during the fourth quarter to be consistent with the average levels of cash used over the first three quarters of fiscal 2009.

Net cash used in investing activities of our continuing operations during the first nine months of fiscal 2009 was $9.5 million as compared to net cash used of $10.7 million during the first nine months of fiscal 2008. Cash used for investing activities in fiscal 2009 relates in part to the payment on our obligation to Asola of $1.9 million that was required as part of our acquisition of the initial equity investment, a loan to Asola during the second quarter in the amount of $2.2 million, payments made on solar module manufacturing equipment under construction in the amount of $2.0 million for the U.S. based solar facility, and $1.8 million in tenant improvements and new equipment purchases associated with the relocation of our engineering and manufacturing operations to a new facility in Lake Forest, California. During fiscal 2009 we also invested $0.8 million in our affiliate Advanced Lithium Power, Inc.

Net cash provided by financing activities of our continuing operations during the first nine months of fiscal 2009 was $24.4 million as compared to $30.2 million during the first nine months of fiscal 2008. Cash provided during fiscal 2009 consisted principally of $17.8 million in net proceeds received in connection with our sale of stock in a registered direct offering that closed on August 25, 2008 and $7.5 million in proceeds received from our lender under a new term loan. We also received $0.6 million from the exercise of warrants of our common stock during the first nine of fiscal 2009 and made principal payments of $1.2 million on our outstanding term debt.

Capital Resources

Public Offering

On August 25, 2008, we completed a public offering of 9,000,000 units, with each unit consisting of one share of common stock and 1.5 warrants to purchase additional shares of common stock, at a purchase price of $2.12 per unit. The warrants have an initial exercise price of $4.00 per share, subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price and number of warrants held by a purchaser (or such purchaser’s direct or indirect transferee) are subject to appropriate adjustment in the event of cash dividends or other distributions to holders of shares of our common stock. The warrants also contain a provision which, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $4.00; provided, however, the exercise price for the warrants cannot be reset below $1.93 (as adjusted for stock dividends, stock splits, reorganizations and similar corporate events). In the event of any such reset, the number of shares of our common stock that are subject to such warrants will be increased so that the aggregate purchase price applicable to the warrants is the same before and after the reset in the exercise price. The warrants expire on August 25, 2015.

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

Lender Commitment and Debt Obligations

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

As of January 31, 2009, we have outstanding debt obligations to our lender totaling $33.3 million, consisting of (i) a convertible note dated May 30, 2008, as amended, with an initial principal balance of $16.2 (Convertible Note), (ii) a term note dated January 31, 2007, as amended, with an initial principal balance of $10 million (Term Note A), (iii) a term note dated January 16, 2008, as amended, with an initial principal balance of $10 million (Term Note B), and (iv) a term note dated May 30, 2008, with an initial principal balance of $7.5 million (Term Note C).

As of January 31, 2009, the Convertible Note, as amended, has an outstanding principal balance of approximately $6.8 million. The Convertible Note has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind of 5.0% and a cash or PIK option of 6.5%. The Convertible Note matures on July 1, 2009 but the holder has the right to extend the scheduled maturity date to July 1, 2012. If the maturity date is extended, then the interest rate is reduced to 9.5% (3% minimum payment-in-kind and 6.5% cash or payment-in-kind). The Convertible Note has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by us without consent of the holder.

The principal due under the Convertible Note can be converted into shares of our common stock at a conversion price of $1.35 per share at any time until maturity at the option of the note holder. If the holder converts prior to the maturity date, then the holder is also entitled to receive upon conversion of all or part of the balance due, the sum of each interest coupon that the holder would otherwise have been paid through the extended maturity date (July 1, 2012) on the portion of the principal converted (referred to as the “Make-Whole Amount”). The Make-Whole Amount is payable in shares of our common stock. The number of shares issuable in payment of the Make-Whole Amount is determined by dividing the Make-Whole Amount by $1.50.

Through January 31, 2009, the lender has converted a total of $10.2 million of principal on various dates beginning on June 30, 2008 and most recently on January 16, 2009. In exchange, we have issued a total of 7.6 million shares in satisfaction of the principal amount converted and 2.7 million shares in satisfaction of the Make-Whole Amount.

Term Note A, as amended, was originally issued on January 31, 2007 in the face amount of $10 million. The outstanding principal balance as of January 31, 2009 is $8.8 million. Term Note A requires monthly interest payments in cash in arrears at 12.0% through September 15, 2008, increasing by 1.0% each month thereafter, up to a maximum rate of 18.0%. The note requires monthly principal payments of $0.4 million which began on October 15, 2008 with an additional payment of $3.9 million required on March 15, 2009. Term Note A matures on February 28, 2010. We have the right to prepay all or part of the principal without penalty and have the option to repay the principal with shares of our common stock, subject to certain conditions. If we choose to repay in common stock, the value of the shares delivered will be determined based on 95% of the volume weighted average price (VWAP) of our stock for the five business days prior to the scheduled payment date. We also have the option to delay any scheduled principal reductions for a period up to two months with proper notice to our lender as long as the VWAP of our stock is below $1.50 for the five business days prior to the scheduled payment date. The portion of the outstanding principal that is deferred at our option accrues interest at a rate of 2.0% above the stated interest rates. If the VWAP of our stock is below $0.50 per share for the first three business days of the five business day VWAP measurement period or if the lender is unable to immediately trade such shares, our lender may instead choose to require us to add such payment to the outstanding principal amount by providing us with proper notice. The portion of the outstanding principal that is deferred at our lender’s option accrues interest at a fixed rate of 9.0% from the date such amount is deferred.

We have satisfied the October, November and December 2008 principal requirements in cash and we elected to defer the January and February 2009 principal requirements. We anticipate satisfying the January and February principal requirements in cash on or about March 15, 2009 and deferring the $4.3 million scheduled March 2009 principal requirement for at least one month.

Term Note B, as amended, was originally issued on January 16, 2008 in the face amount of $10 million. The outstanding principal balance as of January 31, 2009 is $10 million. Term Note B requires monthly interest payments in arrears at a fixed rate of 6.5%. The note cannot be called by or put to the Company until January 17, 2010, at which time all or part of the note can be called by or put to the Company at any time and from time to time Term Note B matures on January 16, 2015. We have the option to repay the principal with shares of our common stock, provided certain conditions are met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50. Under this formula, the minimum amount of principal due can never be less than $10 million and the maximum amount of principal due can never be greater than $52.5 million. Under any repayment scenario, if we elected to pay the balance due under Term Note B in shares of our common stock, the maximum number of shares issuable in payment thereof cannot exceed 15.0 million shares.

Term Note C, in the face amount of $7.5 million, was issued on May 30, 2008. Term Note C calls for principal payments in monthly installments of $1.25 million commencing on March 1, 2009 until maturity. Interest accrues at 9.0% per annum and is due and payable on the first day of each month commencing on July 1, 2008. We may elect to pay the interest in cash or add it to the unpaid principal balance. We have the right to prepay all or part of the principal without penalty. We also have the option to repay the principal with shares of our common stock. If we choose to repay in common stock, the value of the shares delivered will be determined based on the lower of: (i) 95% of the volume-weighted average price (VWAP) of our stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date.

On September 18, 2008, our shareholders approved the potential issuance of shares of common stock upon conversion of convertible debt and in payment of three term notes. As a result of such shareholder approval, we can issue shares in satisfaction of the debt obligations in excess of 19.99% of our issued and outstanding shares and remain in compliance with applicable NASDAQ Marketplace Rules.

Although each of the outstanding debt instruments with our lender have structures that allow for the payment of scheduled principal payments with the issuance of shares of our common stock, the holder of our Convertible Note may chose not to execute any additional conversions and elect not to extend the scheduled maturity date. In such case, the remaining principal and accrued interest due under the Convertible Note must be settled in cash on July 1, 2009. In addition, in order for us to be able to use shares of our common stock to satisfy the amount due under Term Note B, our share price must be greater than $0.50 for five consecutive business days prior to the payment date. If our share price is below that $0.50 threshold at the time all or part of the amount due under Term Note B is demanded by our lender, then we would be obligated to settle the amount so demanded in cash. As a result, we may be required to use up to approximately $17 million of additional cash over the next twelve months to service the Convertible Note and Term Note B.

Our obligations under the Convertible Note and the three term notes are secured by substantially all of our assets. Although we have continued to satisfy the debt service requirements on the outstanding debt obligations under our Credit Agreement, we believe that we were not in compliance with certain affirmative and negative covenants as of January 31, 2009. We received a waiver from our lender on March 12, 2009 waiving all such existing and potential defaults that existed, whether known or unknown, as of March 12, 2009. In connection with the waiver, Term Note A was amended to (i) extend the stated maturity date from January 31, 2010 to February 28, 2010, (ii) to revise provisions under which we can use our shares to satisfy the payments of the outstanding principal, and (iii) to revise the interest rate for principal payments that are deferred at our lender’s option.

Liquidity

Our principal sources of liquidity as of January 31, 2009 approximate $17.7 million, consisting of $7.7 million of cash and cash equivalents and $10.0 million of committed funding from our lender that is available to be drawn through August 31, 2009.

The ratio of current assets to current liabilities decreased from 1.0 as of April 30, 2008 to 0.5 as of January 31, 2009. During fiscal 2009, our total working capital decreased by $22.9 million, from a positive $0.9 million at April 30, 2008 to a negative $22.0 million at January 31, 2009. The decline was mainly due to an increase in current maturities of long-term debt from $8.3 million as of April 30, 2008 to $33.4 million as of January 31, 2009.

Each of the outstanding debt instruments with our lender have structures that allow for the payment of scheduled principal payments with the issuance of shares of our common stock; however, our lender can elect to forgo future conversions of principal under the Convertible Note and elect not to extend the scheduled maturity date of the Convertible Note. As such, a cash payment equal to the outstanding principal balance plus accrued interest, totaling approximately $7 million, could be required on the scheduled maturity date of July 1, 2009 for the Convertible Note. In addition, repayment of all or a portion of the $10.0 million Term Note B can be demanded by our lender beginning on January 17, 2009 and this obligation can only be satisfied in shares of common stock if our share price is greater than $0.50 for five consecutive business days prior to the payment date. Thus, it is possible that Term Note B will have to be satisfied in cash.

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $13.9 million and $13.3 million in cash for continuing operating activities during the twelve-month period of fiscal 2008 and the first nine months of fiscal 2009, respectively. From our inception through January 31, 2009, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plan and intentions to fund operations over the next twelve months.

Although our current operating plan anticipates increased revenues and improved gross profits, we expect to continue incurring operating losses over the next twelve months. Our plan anticipates that we will have to raise additional capital within the next twelve months to fund the operations and obligations of our business and to fund Quantum Solar Energy, Inc. We believe we will require approximately $5 million in additional capital for our operating requirements and $10 million to complete our solar module manufacturing operation in Irvine, California. In addition to these funding requirements, we may also need to raise up to approximately $17 million in capital ($7 million associated with the Convertible Note and $10 million associated with Term Note B) over the next twelve months to satisfy debt requirements if the lender doesn’t convert or extend the maturity date of the Convertible Note or if we cannot use our shares to satisfy obligations under Term Note B that are contingently payable in cash. We believe we can raise the necessary level of capital that will be required through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

Our long-term future cash requirements will depend on numerous factors, including our revenue base, our profit margins, our product development activities, our ability to commercialize our fuel and hybrid propulsion systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our debt obligations. Additionally, we anticipate that we will need to raise additional funds for strategic business opportunities (including raising funds at the parent or subsidiary level to establish the operations of Quantum Solar Energy), to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. The amount of additional financing that we may need to raise for our long-term cash requirements cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues, control costs, secure Department of Energy and other governmental grants and loans, in addition to the contingent nature of funds that will be required to satisfy existing debt obligations. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities and/or through governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Additionally, we may sell certain long-lived assets to provide for a portion of our liquidity in the future.

Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments. However, we are exposed to market risk from changes in our common stock pursuant to the terms of our Term Note B note, as amended. The amount of the required payments under the note is subject to a multiplier as discussed under Lender Commitment and Debt Obligations above. On May 30, 2008, our share price was $2.43 and the estimated fair value of the Term Note B obligation was $26.3 million. Our closing price as of January 31, 2009 was $0.86 per share. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million if our share price is less than $0.67 and the maximum amount of principal that is payable under the multiplier is capped at $52.5 million if our share price reaches $3.50 or above. Specifically, we are at risk that for each increase of $0.10 in the per share price of our common stock, the payment required on the outstanding principal will increase by $1.5 million. During the first quarter of fiscal 2009 we recorded a charge of $16.3 million equal to the difference in the fair value of Term Note B from the January 16, 2008 issuance date to the date of the May 30, 2008 amendment to the note. Any future change in the upward adjustment of Term Note B above the fair value on the date of the May 2008 amendment would require a charge to the statement of operations in the period such payments are made, and such charges could be substantial.

We are also exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The exchange rate was one euro equal to 1.28 U.S. dollars as of January 31, 2009. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro or US$145.2 million based on the currency exchange rate at January 31, 2009; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$14.5 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were not significant during the first nine months of fiscal 2009.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of January 31, 2009, we had outstanding contractual commitments to purchase 0.6 million euros for the months of March 2009 (0.3 million euro) and September 2009 (0.3 million euro) at fixed exchange rates of one euro equal to 1.30 and 1.26 U.S. dollars, respectively.

Off Balance Sheet Disclosures

We have an unconditional commitment under a November 2007 agreement with Asola to purchase solar cells from Asola and to provide our share of prepayments to Asola. As of January 31, 2009, we had provided Asola with 3.5 million euro of the 5.0 million euro cumulative required by September 1, 2009 for our share of prepayments under the agreement. We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt.

We anticipate establishing a solar photovoltaic module manufacturing operation in Irvine, California during fiscal 2010. As of January 31, 2009, this operation will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational. We do not plan to acquire these assets until we raise a level of additional capital to be able to fund these new assets and provide for sufficient levels of working capital for our overall business (see Liquidity).

We provided warrants to investors in connection with a private placement in October 2006 and a public offering completed in August 2008. We believe the issuance of warrants in these transactions provide us with an additional source of future equity capital. The outstanding warrants to purchase 3.4 million shares issued in October 2006 and the outstanding warrants to purchase 13.5 million shares issued in August 2008 contain provisions which, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $1.50 for the October 2006 warrants or $4.00 for the August 2008 warrants, provided that the exercise price for the August 2008 warrants cannot be reset below $1.93.

In the event of a price reset to the October 2006 warrants and/or the August 2008 warrants, the number of shares of the Company’s common stock that is subject to such warrants will increase so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Therefore, any such reset to the exercise price of the October 2006 warrants and/or August 2008 warrants will have a dilutive effect on the Company’s existing shareholders.

We evaluate warrants provided in connection with each of our private placements or public offerings in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and have concluded that equity classification is appropriate for all of our outstanding warrants due to the fact that (i) the warrants are required to be physically settled in shares of our common stock and (ii) the future issuance of shares that could trigger a potential reset of the exercise prices is within our control. The proceeds from the transactions have been allocated to the stock and the warrants based on their relative fair values. We aggregate the values for financial reporting purposes as both types of instruments have been classified as permanent equity.

The classification as equity for the outstanding warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new instruments that could be converted into an increased or unlimited number of shares. If a change in classification is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their estimated fair value, and marked to market at every period end.

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

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from continuing operations, of $18.3 million in fiscal 2006, $22.6 million in fiscal 2007, $19.0 million in fiscal 2008, and $62.1 million for the nine month period ending January 31, 2009. We expect to continue to make significant expenditures and incur substantial expenses as we continue our research and development efforts, further commercialize our products, expansion into other renewable energy industries such as solar, and develop facilities to expand the production capacity for our products. As a result, we expect to continue to incur significant losses as we execute our strategies and may never achieve or maintain profitability. We believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the alternative energy or hybrid vehicle market conditions or any other assumptions we used in formulating our business strategy, our long-term strategy many not be successful and we may not be able to achieve and maintain profitability. As a result, investors could lose confidence in our company and the value of our common stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

We must comply with NASDAQ’s continued listing requirements in order to maintain our listing on NASDAQ’s Global Market. NASDAQ’s Global Market continued listing standards include a requirement that the minimum closing bid price for a share of our common stock not be less than $1.00 per share for thirty consecutive business days. During the past several months, the closing bid price for a share of our common stock has been consistently near or below $1.00 per share including a period of forty six consecutive trading days, from October 7, 2008 through December 11, 2008, where it was below $1.00, which, ordinarily, would have been a violation of NASDAQ’s continued listing requirements. However, on October 16, 2008, NASDAQ suspended the $1.00 minimum bid rule due to market conditions. The rule is scheduled to be reinstated on April 20, 2009. If NASDAQ reinstates the $1.00 minimum bid requirement on April 20, 2009 as scheduled and, thereafter, the closing bid for our common stock is below $1.00 per share for thirty consecutive days, then we will not be in compliance with NASDAQ’s continued listing requirements and will receive a notice letter from NASDAQ stating that we will be delisted if we do not regain compliance. In order to regain compliance, we would have to attain a closing stock price of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of six months from the date of the notice letter from NASDAQ, but the NASDAQ may in its discretion require that we maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days. If we are unable to regain compliance with the minimum bid requirement, we would have the option to transfer to the NASDAQ Capital Market provided that we qualify for listing and our application for transfer is approved; in addition, we must satisfy the Capital Market’s initial listing standards, other than minimum bid price, as of that date we apply for such transfer. Our failure to regain compliance with the NASDAQ Global Market continued listing standards could result in the delisting of our common stock and could adversely affect the per share price of our common stock and impair our ability to raise capital that may be needed for future operations.

Our shareholders are subject to significant dilution upon the occurrence of certain events.

As of January 31, 2009, we had approximately 79.1 million shares of our common stock designated for future issuance consisting of: (i) 4.8 million shares subject to outstanding stock options issued under our 2002 Stock Incentive Plan, (ii) 32.8 million shares subject to outstanding common stock purchase warrants, (iii) 6.6 million shares issuable upon conversion of our outstanding convertible debt, and (iv) 35.0 million shares issuable in payment of the principal amount due under the terms notes issued under our credit facility based on our common stock price as of January 31, 2009. The actual number of shares issued in payment of our term notes could be much higher or lower depending on our share price at the time such payment is made. The potential issuance of the shares described above will be dilutive to our existing shareholders.

In addition, the outstanding warrants to purchase 3.4 million shares issued on October 27, 2006 (“October 2006 Warrants”) and the outstanding warrants to purchase 13.5 million shares issued on August 25, 2008 (“August 2008 Warrants”) contain a provision which, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $1.50 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93.

In the event of a price reset to the October 2006 Warrants and/or the August 2008 Warrants, the number of shares of our common stock that are subject to such warrants will increase so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Therefore, any such reset to the exercise price of the October 2006 Warrants and/or August 2008 Warrants will have a further dilutive effect on our existing shareholders.”

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

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our shareholders for the foreseeable future. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.

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

We depend on third-party suppliers for the supply of materials and components for our products, including our affiliate, ALP, particularly for our plug-in electric drive system.

We depend on third-party suppliers for the supply of materials and components for our products. In particular, we rely upon certain smaller, start-up companies for the supply of key components on our hybrid propulsion system, including our affiliate, ALP, for advanced battery systems and technologies. These companies may experience resource and funding constraints that could impact their ability to supply components in a timely manner, if at all. Also, some of these technologies, in particular ALP’s battery technologies, are unproven and have not been mass produced. Further, it is anticipated that a failure of one of the OEMs could have a crippling effect on the automotive supplier chain which, in turn, could impact our supplier base. A delay in the delivery of components, such as battery packs for our hybrid propulsion system or materials used in our other products, such as high-strength fiber, from our current suppliers or a change to other suppliers or the failure of such components to perform as anticipated would likely delay the production of our products that use those components or materials, which could negatively impact our business, results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2009, WB QT, LLC, the holder of our $16.2 million convertible promissory note, converted $0.5 million of principal at a conversion price of $1.35 per share.

As a result of such conversion, we issued to WB QT, LLC, a total of 484,537 shares of our common stock, consisting of 370,370 shares to satisfy the principal amount converted and 114,167 shares to satisfy the Make-Whole Amount. As described in the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008 (“Prior Filing”), the Make-Whole Amount is the amount of interest that would have been paid through the maturity date of the convertible promissory note on the $500,000 of principal had WB QT, LLC not converted. As disclosed in the Prior Filing, the number of shares issuable in satisfaction of the Make-Whole Amount is based on a fixed price of $1.50 per share. The material conversion and other terms of the Registrant’s $16.2 million convertible promissory note are described in Item 1.01 of the Prior Filing.

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

In addition to the issuance of unregistered securities described above, during the quarter ended January 31, 2009, the holder of the $16.2 million convertible promissory note, converted a total of $1.0 million of principal (two separate conversions of $0.5 million each) and received a total of 988,241shares of our common stock. The conversions occurred on January 9, 2009 and December 11, 2008, and were reported in the aggregate on a Current Report on Form 8-K filed with the Commission on January 15, 2009, which filing is incorporated herein by reference.

Item 5.	Other Information.

On March 12, 2009, we executed a Fifth Amendment to Credit Agreement (“Fifth Amendment”) and a Waiver and Agreement (the “Waiver”) with our lender. Under the Fifth Amendment, the following material amendments were made with respect to Term Note A: (i) the maturity date was changed from January 31, 2010 to February 28, 2010; (ii) if we elect to make principal payments in shares of our common stock, the shares so issued must be delivered on the payment date and be freely tradeable immediately; and (iii) if we are unable to deliver freely tradeable shares or if the volume weighted average price of our common stock is below $.50 per share for a specified three day measurement period, then the lender has the option to by proper notice to have the amount of the principal payment added to the outstanding principal balance, in which case it must be paid in cash on the maturity date; and (iv) interest on any principal amounts deferred until the maturity date at the option of the lender will accrue interest at a rate of 9% rather than the stated interest rate then in effect.

In consideration of our execution of the Fifth Amendment to Credit Agreement, the lender gave us a waiver of all existing and potential defaults, known or unknown, that existed on March 12, 2009 and gave us a continuing waiver for a period of ten days with respect to a particular default related to account control agreements.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2009

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended January 31, 2009.

10.1	Lease Agreement, dated November 11, 2008, between the Registrant and Cartwright Real Estate Holdings, LLC (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2008).

10.2	Fifth Amendment to Credit Agreement, dated March 12, 2009, between the Registrant and WB QT, LLC.

10.3	Waiver and Agreement, dated March 12, 2009, between the Registrant and WB QT, LLC.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.