Form 10-K
period 2009-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2010-01-26
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009 OR

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 31, 2008 was approximately $72.4 million, based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of January 15, 2010: 144,987,490 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

FORWARD-LOOKING STATEMENTS

Some of the information in this 2009 Annual Report and in the documents that we incorporate by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. All statements included in this Annual Report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology.

Various risks and other factors, including those identified in this Annual Report under the “Risk Factors” section and those included in our other public filings, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

All forward-looking statements contained in this Annual Report are made only as of the date hereof. We are under no obligation and we expressly disclaim any such obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should not place any reliance on forward-looking statements.

ii

PART I

Item 1.	Business.

Overview

We are a fully integrated alternative energy company and a leader in the development and production of alternative fuel propulsion systems, energy storage technologies, and alternative fuel vehicles. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and battery control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics, system control strategies and system integration.

We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems for vehicles and other applications including fuel cells, hybrids, plug-in electric hybrid, alternative fuels, and hydrogen refueling stations and systems. We also design, engineer and manufacture hybrid and fuel cell vehicles.

Our portfolio of technologies includes advanced lithium-ion battery systems, electronic controls, hybrid electric drive and control systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in hybrid electric, fuel cell and other alternative fuel vehicles.

Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment and our anticipated future operating segments. Prior to January 16, 2008, we also had a Tecstar Automotive Group business segment, which ceased operations on January 16, 2008 when we transferred substantially all of that segment’s business operations to an affiliate of our lender. As a result of such transfer, the historical activities of the Tecstar Automotive Group business segment are now classified as discontinued operations. In addition, certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and are reported as discontinued operations.

Restatement of Financial Statements

In this Annual Report, we have restated our consolidated financial statements for fiscal years ended April 30, 2007 and April 30, 2008 on Form 10-K, and each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended October 31, 2006 through January 31, 2009 (collectively, the “Restated Periods”) to reflect certain accounting adjustments. During meetings held on October 9, 2009 and October 14, 2009, our management and the Audit Committee of our Board of Directors, in consultation with Ernst & Young LLP (“Ernst & Young”), our independent registered public accounting firm, concluded that our previously filed consolidated financial statements for the Restated Periods, and the independent registered public accounting firm’s reports on the financial statements and the effectiveness of internal control over financial reporting for the fiscal years ended April 30, 2007 and 2008, should no longer be relied upon. Our decision to restate was made in connection with a review by the accounting staff of the Securities and Exchange Commission’s, Division of Corporate Finance (“SEC Staff”), of our: (i) Form S-3 filed on December 22, 2008, (ii) Form 10-Q for the quarterly period ended October 31, 2008 filed on December 10, 2008, (iii) Definitive Proxy Statement on Schedule 14A filed on August 20, 2008 and, (iv) Form 10-K for the fiscal year ended April 30, 2008 filed on July 3, 2008.

The restated consolidated financial statements for the Restated Periods contained in this Annual Report include corrections to reflect the bifurcation of certain derivative liabilities associated with conversion features contained within two debt instruments that we issued in January 2008 and to reflect the derivative liabilities associated with warrants that we issued in October 2006, June 2007 and August 2008. The restatements also include the effects of reclassifying a debt premium that resulted from the modification of a convertible debt instrument on January 31, 2007 to equity that was previously reported as a liability. The impact of the accounting corrections to the consolidated financial statements for the Restated Periods is described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our restated consolidated financial statements included in Part II, Item 8 and Part IV, Item 15 of this Annual Report.

In connection with the restatement, management identified and reported to the Audit Committee certain control deficiencies that constituted a material weaknesses in internal control over financial reporting. As a result of the identification of the material weakness, we have identified certain control enhancements and improvements that, once fully implemented, will strengthen our internal control over financial reporting. The material weakness and the identified control improvements and enhancements to be implemented are described more fully in “Controls and Procedures” included in Part II, Item 9A of this Annual Report.

We have not amended our previously filed Annual Reports on Form 10-K for the fiscal years ended April 30, 2007 and April 30, 2008 or the Quarterly Reports on Form 10-Q for the periods ended October 31, 2006 through January 31, 2009 to reflect the restatements and the financial statements and related financial statement information contained in those reports should no longer be relied upon. Throughout this Annual Report, all amounts presented from prior periods and prior period comparisons that have been revised are labeled as “restated” and reflect the balances and amounts on a restated basis.

Background

We were incorporated in the state of Delaware in October 2000 as a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). We spun off from IMPCO and became a separate company on July 23, 2002.

On November 24, 2009, we executed a definitive business combination agreement under which we agreed to acquire in a stock-for-stock exchange all of the outstanding common shares of Schneider Power Inc. (Schneider Power), an alternative energy company based in Toronto, with a portfolio of clean electricity generation development projects and advanced exploration projects and land positions on prospective wind and solar power areas in North America and the Caribbean. The transaction is subject to customary closing conditions including receipt of all necessary court, shareholder and regulatory approvals, including the approval of the TSX Venture Exchange and NASDAQ and approval by the holders of at least two-thirds of the common shares of Schneider Power.

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola). On October 30, 2009, we executed a non-binding letter of intent to transfer a 34% ownership interest in Quantum Solar to an investor for $20 million, the proceeds of which are to be used exclusively for the future operations of Quantum Solar. If and when that transaction closes, our ownership percentage will be reduced to 51%. If we successfully complete the transaction contemplated under the non-binding letter of intent, we anticipate that Quantum Solar will begin manufacturing solar panels in calendar 2010.

On January 16, 2008, we completed a series of transactions that resulted in the disposal of substantially all the assets of our former Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment consisted of all of the business activities we acquired on March 3, 2005 when we completed our merger with Tecstar Automotive Group, Inc. (Tecstar Automotive Group) as well as subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency Conversions, Inc. (Regency).

Business Operations

Hybrid and Fuel System Operations

We provide hybrid drivetrain and advanced fuel system design, powertrain engineering, electronic control and software strategies, system integration, manufacturing and assembly of propulsion systems and sub-systems for a variety of automotive applications including plug-in hybrid electric, hybrid electric, fuel cell and other alternative fuel vehicles. We also design, engineer and manufacture hybrid and fuel cell concept vehicles and hydrogen refueling systems primarily for use in the transportation, aerospace, and military industries. Our hybrid drive system, which we refer to as Q-DriveTM is comprised of a lithium-ion battery pack, an optimized generator, traction motor(s), transmission/transaxle, inverters, DC-DC converter, hybrid controller, controls strategies and software subsystems designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging. We also have other variants within our family of hybrid drives that have evolved from the Q-Drive hybrid drive system, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as the “Q-Force.” Our packaged fuel systems comprise the powertrain, alternative fuel storage, injection, regulation, monitoring, and electronics and control systems to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines and hydrogen fuel cell vehicles.

We supply our hybrid electric drive systems and packaged fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 systems for alternative fuel vehicles, primarily to General Motors Corporation and its affiliates (General Motors). We believe that a commercial market will begin to develop for our Q-Drive system within the next year, especially for luxury high performance vehicle applications due to our relationship with Fisker. We believe this is the first step to market introduction and to demonstrate the technical feasibility and fuel economy advantages of plug-in electric vehicle (PHEV) technology. Within the next two years, we plan to begin engineering and development of a “2nd Generation” scaled version of the Q-Drive that is specifically directed at lower-cost light duty vehicles, including mid-size cars and trucks, to significantly advance PHEVs and the average fuel economy in the near term.

We also provide our hybrid electric propulsion systems, gaseous hydrogen fuel systems and refueling products for fuel cell applications, and compressed natural gas fuel systems to major OEMs through funded research and development contracts and on a prototype basis. These hydrogen fuel cell systems and hydrogen refueling products are not currently manufactured in high volumes and will require additional product development. We expect a commercial market to develop for our hydrogen and fuel cell vehicle products further in the future.

Our products and engineering services are designed to meet the demand for vehicles to achieve better fuel economy, which in turn will decrease fuel costs, lessen dependence on crude oil, reduce harmful emissions and meet a growing demand for “green vehicle” technology. Our products and services include:

•

Hybrid electric powertrain systems—advanced electric propulsion vehicle drive systems that incorporate lithium-ion batteries, an optimized generator, traction motors, transmission/transaxle, inverters, DC-DC converter, hybrid controller, battery recharging via on-board optimized generator powered by an internal combustion engine or via home-based plug-in capabilities, and integrated hybrid electric control architecture and strategy designed to achieve for most daily commuters a battery-only, zero emission range of 50 miles per day and average fuel economy of approximately 100 miles per gallon per year under combined electric-gasoline hybrid operation;

•

Lithium ion and advanced battery control systems—battery management systems, control algorithms, and fully integrated battery packs developed for automotive hybrid and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications;

•	Electronic vehicle control systems and software—solid-state components, electronic controls and proprietary software designed to precisely control powertrain, fuel delivery and vehicle performance.

These control systems and software monitor and optimize electrical control strategies or gaseous fuel flow to drive systems to meet manufacturers’ hybrid electric, fuel cell, or engine requirements. These hybrid control software systems optimize the operation of all vehicle subsystems including the engine, generator, motor, inverters, battery system, power converters, and charger to maximize fuel economy while minimizing emissions;

•	Fuel storage—advanced composite, ultra-lightweight tanks that provide cost-effective storage of hydrogen or natural gas;

•	Fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and metering of gaseous fuels; and

•

Systems integration—services to integrate advanced electronic vehicle control components, electric drive and battery control systems, power electronics, fuel storage, fuel delivery, and other ancillary components to meet OEM requirements, including the complete design of fuel cell and hybrid concept vehicles.

The current market for our hybrid drive systems and packaged fuel systems for PHEVs, electric, fuel cell and hydrogen hybrid applications is the emerging world market for passenger, fleet, industrial and military vehicles. We plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities. We are focusing our enabling technology marketing efforts on North America, Europe and Asia-Pacific.

Industry Overview and Recent Developments

Hybrid and Plug-in Hybrid Electric Vehicle Industry

The emerging hybrid and plug-in hybrid electric vehicle industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Hybrid electric vehicles use both an electric motor and an internal combustion engine to propel the vehicle. A hybrid is designed to capture energy that is normally lost through braking and coasting to recharge the batteries (regenerative braking), which in turn powers the electric motor without the need for plugging in. The hybrid market is growing. There is a variety of hybrid electric vehicles available to consumers today with more models on the way. Cities across the country are already benefiting from the use of hybrid electric buses in their communities. Advantages of hybrid electric vehicles include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, lower fuel costs, and they are able to use the existing gas station infrastructure. The main challenges include the limited availability of components (batteries, powertrains, power electronics) and the higher initial cost. Even with these challenges, the demand for hybrid electric vehicles has continued to increase. J.D. Powers & Associates reports that hybrid electric vehicle sales are expected to triple in eight years and they project that these vehicles will represent 7% of the total car market in 2015. In addition, the U.S. Military has mandated a 5% per annum reduction in its internal fuel usage and is seeking fuel-efficient applications/vehicles to meet this mandate. Further, in May 2009, the Obama administration announced new Corporate Average Fuel Economy (CAFE) standards mandating automakers to increase the average fuel economy of their U.S. vehicle fleets to 35.5 miles per gallon (mpg) by 2016, accelerating the previous timeline for compliance by four years to 2016 from 2020. The CAFE standards raise the average fuel economy for passenger vehicles from 27.5 mpg to 39.0 mpg and increase the standard for light trucks from 23.0 mpg to 30.0 mpg. The accelerated timeframe provides further clarity to automakers to accelerate development of hybrid/electric vehicle platforms.

Recent advances in batteries and other components have resulted in the emergence of PHEVs. As with other hybrids, a PHEV vehicle has the ability to run on either electricity or an internal combustion engine. PHEVs have a larger battery than the batteries used in conventional electric hybrids and they can be recharged by plugging into an appropriate outlet. Recharged vehicles are designed to provide 20-60 miles of all electric, zero emission range without engine power. PHEVs are currently being tested in prototype form and we anticipate will soon be available for sale. Advantages of plug-in hybrids include: reduced fuel consumption and tailpipe emissions, optimized fuel efficiency and performance, recovered energy from regenerative braking, unchanged gas station infrastructure, grid connection potential, “home based” battery recharging at a fraction of the cost of petroleum equivalent, pure zero emission capability, even lower fueling costs compared to battery sustaining hybrids, and possible use in secondary markets for used batteries and reduced waste. But, challenges still remain, including cost and complexity of two powertrains, limited supplier base and component availability (batteries, powertrains, power electronics), higher initial cost, cost of batteries and battery replacement, unproven technologies and added vehicle weight. Advanced battery technologies and systems, specifically lithium-ion batteries, are considered to be the key enabling technology for the commercial viability of PHEVs. Such advanced battery technologies are currently under development but are not yet available on a commercial basis.

In January 2009, Fisker Automotive, showcased its first production car, a plug-in hybrid sports sedan called the Fisker Karma, and a plug-in hybrid hardtop convertible concept vehicle called the Fisker Karma S, at the 2009 North American International Auto Show in Detroit, Michigan. Both of these vehicles incorporated our Q-DriveTM hybrid electric vehicle architecture. We have been providing development services to Fisker Automotive for their Fisker Karma vehicle since November 2007 and recently began the third phase of such development program in April 2009. The third phase of development includes system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle near the end of Calendar 2010. Including the work being performed under the Phase III development, we have received $25.5 million in cumulative contract awards from Fisker Automotive to date. On January 14, 2010, we executed a letter of intent with Fisker Automotive which sets forth the terms of a definitive supply agreement pursuant to which we would be the exclusive supplier of key sub-systems and control systems of our Q-Drive powertrain system and would receive a royalty for each Fisker Karma vehicle sold that incorporates our Q-Drive technology. On January 15, 2010, Fisker Automotive announced that it had completed an equity raise in the amount of $115 million. In connection with the equity raise and our desire to transition into a role as an independent supplier of key sub-systems to Fisker Automotive, we agreed to relinquish one of our two seats on Fisker Automotive’s board of directors. Our Chief Executive Officer is serving as our board representative. We have agreed to relinquish our remaining board seat if, and when, an independent nominee is elected to serve on Fisker Automotive’s board.

Our first-generation Q-Drive system evolved over several years of innovation and development. Our Q-Drive system takes full advantage of the performance potential of electric drive systems while achieving high fuel mileage and low emissions through its integrated PHEV design. Benefits of our Q-Drive system include optimized fuel efficiency and superior performance, unchanged gas station infrastructure, and convenient battery recharging with any 110-volt outlet, 220/240-volt fast-charging, or possibly using a solar energy powered re-charging station.

In December 2008, we submitted an application to the Department of Energy (DOE) under the Advanced Technology Vehicles Manufacturer Assistance Program (ATVM Program) for a direct loan of approximately $175 million. The DOE accepted our application as substantially complete and we are currently in the review stage of the DOE’s loan approval process. If we receive the loan, we anticipate using the loan proceeds to support capital expenditures and engineering integration to develop and manufacture a second-generation version of the Q-Drive system for use in economical light-duty and passenger vehicles.

In addition to the ATVM program, the DOE reported on its website in March 2009 that President Barrack Obama announced the availability of $2.4 billion in federal funding for vehicle battery and plug-in electric vehicle development projects. According to the DOE, these projects will be funded through the American Recovery and Reinvestment Act of 2009 (ARRA). This initiative aims to advance the Obama administration’s stated goals of putting 1.0 million plug-in hybrid vehicles on the road by 2015. The federal funding is expected to be distributed via grants as follows: i) $1.5 billion to U.S. based manufacturers to produce highly efficient batteries and their components; ii) $500 million to U.S. based manufacturers to produce other components needed for electric vehicles; and iii) $400 million to demonstrate and evaluate plug-in hybrids and electric infrastructure concepts.

In addition to providing incentives to businesses to advance the development of hybrid and electric vehicles, the U.S. government has provided and is expected to continue to provide incentives to taxpayers to purchase and place in service qualified hybrid vehicles through the use of tax credits.

Advanced batteries, capable of meeting standards for durability, performance, and weight, are a key technology for plug-in hybrid electric vehicles and other electric vehicles. The DOE reported that they plan to provide assistance to construct or upgrade battery manufacturing, component, and recycling plants for lithium-ion and other advanced batteries, as well as for production factories for electric drive vehicle power electronics. These grants are expected to help lower the cost of battery packs, batteries, and electric propulsion systems, enabling manufacturers to establish a thriving domestic electric vehicle industry. These advanced battery factories will also support battery manufacturing for consumer products, as well as military and utility applications. The DOE has also pledged to support demonstration, evaluation, and education projects to help develop the market for advanced electric drive vehicles.

Other recent hybrid electric projects include:

In November 2009, we announced that we had designed, developed and shipped diesel hybrid electric vehicles to the U.S. Army—Tank Automotive Research Development and Engineering Center (TARDEC). We developed the Clandestine Extended Range Vehicle (CERV) for TARDEC, which is a hybrid electric vehicle targeted for quick-paced special operations-type missions involving reconnaissance, surveillance, and targeting. The CERV design incorporates our “Q-Force” architecture, which is a new advanced all-wheel-drive diesel hybrid electric powertrain.

In October 2008, we announced that we had designed, developed and shipped a new generation of hybrid electric vehicles incorporating hydrogen internal combustion engines to TARDEC for deployment at the Selfridge Air National Guard Base (SANGB). This deployment is part of a larger test and demonstration program involving TARDEC joint service partners around the country, in support of the US Army’s 21st Century Base Initiative. The hydrogen-powered vehicles will reduce emissions and provide an opportunity to verify and utilize the existing hydrogen refueling infrastructure.

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

In March 2007, we were awarded a contract with California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate PHEVs. Under this program, we are currently developing, manufacturing, and deploying 20 Ford Escape PHEVs for demonstration in Southern California. Under the program, we are utilizing our OEM system engineering and vehicle integration methodologies in the development of a plug-in hybrid version of the 2008 Ford Escape Hybrid. The PHEV system is based on integrating a lithium-ion battery pack and management system.

Fuel Cell and Hydrogen Vehicle Industry

The fuel cell and hydrogen vehicle industry also offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell and hydrogen-based internal combustion engine vehicles have emerged as a potential alternative to existing conventional internal combustion engine vehicles because of their higher efficiency, reduced noise and lower tailpipe emissions. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

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

There are now over 100 hydrogen-refueling stations worldwide, with essentially all the stations dispensing compressed hydrogen. In California alone, where Governor Schwarzenegger is actively promoting a “Hydrogen Highway Network,” the aim is to establish 40 hydrogen stations by 2013 of which there are currently 26 stations operational. In addition to signing an executive order that calls for a hydrogen refueling infrastructure throughout California, the Governor continues to support hydrogen technologies and claims that hydrogen is one of the “environmental technologies [that] will allow us to conserve energy, cut pollution and protect our natural resources.” Other states that have established statewide initiatives to encourage the implementation of hydrogen and fuel cells include Colorado, Florida, Illinois, Michigan, New Mexico, New York and Ohio.

Other examples of fuel cell and hydrogen demonstration programs include the California Fuel Cell Partnership, California Stationary Fuel Cell Collaborative, Compressed Hydrogen Infrastructure Program, Clean Energy Partnership in Berlin, Controlled Hydrogen Fleet & Infrastructure Demonstration and Validation Project, Fuel Cell Bus Club, Japan Hydrogen & Fuel Cell Demonstration Project, Hydrogen Highway Network in California, BC Hydrogen Highway in British Columbia, AQMD Test Fleet, Hi Way Initiative, Ruhr-Alps-Milan Hydrogen Supply Chain Integrated Project, Hydrogen Corridor in Canada, Norwegian HyNor Project, Illinois Hydrogen Highway, The Northern H in the Upper Midwest, Singapore’s Initiative in Energy Technology, Iceland’s SMART-H2 project, and projects in Hungary, Spain, and the United Kingdom.

Fuel cell and hydrogen-powered hybrid vehicles are being designed to provide clean, quiet power for a variety of applications in transportation, fleet, industrial and military vehicles. The commercialization of fuel cells in all of these markets will require cost reductions for the entire system, including the fuel cell stack, fuel system, balance-of-plant, and assembly.

Many OEMs, including Daimler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation have unveiled prototypes of fuel cell vehicles. Although the number of years required before mass production of fuel cell vehicles will be available to the public cannot be reasonably predicted due to the required advances necessary to reduce the costs of the technology and the cost of developing the required infrastructure, Daimler, Toyota Motor Corporation and General Motors have each announced their intentions to sell fuel cell vehicles to the public within the coming decade.

In April 2008, we completed shipments of our packaged hydrogen fuel systems to General Motors in support of their Equinox fuel cell vehicle program that consists of a fleet of approximately 100 vehicles and we continue to provide service support to General Motors under this program. In addition, from November 2007 through October 2008 we provided engineering development services to General Motors under their next generation hydrogen fuel system until the program was delayed due to the deteriorating financial condition of General Motors as further discussed under General Motors Relationship / Impairment of Strategic Alliance Intangible Asset in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In July 2008, we announced that we had designed, developed and shipped a new generation of ultra light-weight advanced composite hydrogen storage units for Suzuki Motor Corporation’s Fuel Cell Vehicle Program. These unique systems for Suzuki were developed, analyzed, and tested to meet the Japanese Government requirements.

We believe that a market for hybrid vehicles and internal combustion engines powered by hydrogen may also be an enabling strategy to prepare for the emerging hydrogen fuel cell vehicle market. Hydrogen-powered hybrid and other hydrogen vehicles can begin to drive the demand for the refueling infrastructure of this clean fuel, which is a critical component to fuel cell vehicle commercialization. South Coast Air Quality Management District in Southern California is positioning the region to be ready for fuel cell vehicles by initiating a hydrogen-powered hybrid program. In 2006, we began delivery of 30 hydrogen hybrid Priuses to participating fleets located in Southern California. The objective of this effort, funded by the South Coast Air Quality Management District, is to stimulate the early demand for hydrogen, expedite the development of infrastructure, and provide a bridge to fuel cell vehicles. We believe this program will help expedite the expansion of a hydrogen infrastructure and bridge the technology gap between conventional gasoline vehicles and fuel cell vehicles, as this technology of the future is being commercialized. We believe that this can be the model for other markets where fuel cell vehicles will emerge, e.g., North America, Europe and Asia-Pacific, and thus we intend to initially focus our marketing efforts of hydrogen hybrid systems in these areas.

Commercialization of fuel cell vehicles is dependent upon establishing cost-effective on-board fuel storage solutions, hydrogen storage and handling codes and standards, and a hydrogen-refueling infrastructure. These technologies will require across-the-board cost reductions for the entire system, including the fuel cell stack, fuel system, balance-of-plant, and assembly. As cost reduction targets are achieved in higher volume production, we believe that the fuel subsystem will ultimately represent approximately 20% of the cost of a fuel cell or hydrogen system. Safety is also a primary concern when dealing with highly compressed gases. The fuel storage systems must be able to withstand rigorous testing as individual components and as part of the fuel system on the vehicle. Safety concerns apply to the fuel system as a whole, including the tank, regulator and fuel lines, all of which need to comply with applicable safety standards. Our operations are ISO/TS 16949 certified and we have performed extensive testing of our fuel storage components and systems which comply with applicable safety standards, including standards developed by the European Integrated Hydrogen Project (EIHP). Additionally, to ensure widespread commercialization, the fuel storage and delivery systems need to provide adequate range, be of acceptable size and shape, and perform similarly to conventionally fueled vehicles without unacceptably high cost.

Although the “hydrogen economy” is not developing as quickly as previously anticipated due to the emergence of hybrid and plug-in hybrid electric vehicle technologies, we believe interim steps will continue to be taken by governments to provide initial refueling infrastructure for demonstration fleets that could include mobile refueling units, compact stationary refueling units and bulk transport trailers in addition to the continuing efforts by OEM’s to advance the development of fuel cell vehicle platforms that can be commercialized within this decade.

Products

Our products relate primarily to hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, electronic vehicle control systems and software, fuel storage and fuel delivery products and control systems for use in hybrid, fuel cell, and other alternative fuel vehicles. We also design and manufacture computerized controls, regulators and automatic shut-off equipment, and lightweight, high-pressure hydrogen and natural gas storage tanks using advanced composite technology. We continue to improve our products and develop new systems to meet increasingly stringent vehicle operational and durability requirements in automotive OEM hybrid electric and fuel cell powered vehicles. We are currently developing an advanced hybrid control strategy to optimize the overall powertrain efficiency by enhancing the interaction between the engine/generator, traction battery and traction drive. The categories of our hybrid electric and fuel systems products include:

Hybrid Electric Powertrain Systems. Our hybrid electric powertrain systems primarily comprise an advanced electric propulsion vehicle drive system that incorporates lithium-ion batteries, an optimized generator, traction motors, transmission/transaxle, inverters, DC-DC converter, hybrid controller, battery recharging via on-board optimized generator powered by an internal combustion engine or via home-based plug-in capabilities, and integrated hybrid electric control architecture and strategy designed to achieve battery-only, zero emission range of 50 miles per day and average fuel economy of approximately 100 miles per gallon per year under combined electric-gasoline hybrid operation for most daily commuters. The current version of our Q-Drive has been designed to be integrated into the Fisker Karma production vehicle and can be scaled and adopted to integrate into other OEM hybrid vehicle platforms. We expect a certain portion of any future development costs to be funded by customer-sponsored programs or government funding.

Lithium Ion and Advanced Battery Control Systems. Our lithium ion and advanced battery control and software products and fully integrated battery packs are currently in the developmental stage by our affiliate, Advanced Lithium Power, and by our other battery partners. We have partnered with ALP and our other battery suppliers to further develop these products for use in automotive hybrid, plug-in hybrids and fuel cell applications as well as for energy storage applications for renewable energy, such as solar photovoltaic applications. The development of advanced battery control systems is partially funded internally as well as by a specific application or customer-sponsored programs or government funding.

Electronic Vehicle Control Systems and Software. Our electronic vehicle controls, coupled with our proprietary software are used to optimize fuel flow and drive systems of hybrid and hybrid-electric (Q-Drive), fuel cell, and internal combustion engine applications. Functions including power management, driver inputs, motor control, generator control, engine operation, battery subsystem operation, vehicle charging, and cooling system operation are controlled by this software. Our controller and software products range from eight- to 32-bit architecture. Certain control system products precisely control the flow and pressure of gaseous fuels such as natural gas, hydrogen and other gases such as air. The development of electronic controls and software is partially funded internally as well as by a specific application or customer-sponsored programs.

Fuel Storage Products. Our fuel storage products include primarily cylindrical tanks and other advanced design storage products that store gaseous fuel at high pressures. We provide lightweight, all-composite storage tank technologies for compressed hydrogen and natural gas. The lightweight nature of the tank, coupled with high hydrogen mass by volume, improves the range of hydrogen-powered fuel cell vehicles. Our high-pressure tank maximizes hydrogen storage in a given space, optimizing the volume of hydrogen stored on board. These fuel storage products are production ready and are currently on OEM produced vehicles. As we continue to advance these technologies, our efforts will be OEM customer driven with a focus on cost reductions, storage efficiencies and weight. We expect a certain portion of any future development costs to be funded by customer-sponsored programs.

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

Services

We provide services in the areas of design, development, validation, certification, manufacturing, and after-sales service support. Services we provide to our customers to support their programs for hybrid and plug-in hybrid vehicles, fuel cell vehicles, hydrogen and internal combustion engine vehicles, alternative fuel vehicles and hydrogen refueling applications include:

•

Vehicle Design and Prototype Vehicle Builds. We design complete concept and low-volume production vehicles to demonstrate hybrid, plug-in hybrid, and fuel cell vehicle architecture. We also provide complete vehicle builds on a concept and prototype basis.

•

Systems Integration. We integrate our advanced hybrid drive systems, battery control systems, advanced fuel storage, fuel delivery, and electronic vehicle control components into hybrid vehicles, hydrogen fueled vehicles, fuel cell applications, as well as hydrogen refueling products. We also employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

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

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, system integration, and assembly and to expand our capabilities and products to become a fully integrated alternative energy company. We also intend to expand our business into solar, wind and other renewable energy industries.

Our strategy for achieving these objectives includes the following:

Commercialize Our Proprietary Q-Drive Hybrid Vehicle Propulsion System and Sub-Systems

We intend to commercialize and supply our Q-Drive system to Fisker Automotive and newly developed variations thereof into production programs with other OEMs. We delivered our initial Q-Drive system to Fisker Automotive and integrated these systems into the first Fisker Karma sports sedan production vehicle and into the Fisker Karma S convertible concept vehicle that were first showcased at the Detroit auto show in January 2008 and 2009, respectively. Over the past two years, we have performed substantial development work on our Q-Drive system for incorporation into the Fisker Automotive line of PHEVs. We are currently working on the third phase of that development which will include system validation, certification and other pre-production development activities. We expect that the successful completion of these development activities will culminate in a certified, saleable, production release vehicle near the end of calendar 2010.

Additionally, we plan to commercialize certain proprietary hybrid drivetrain subsystems including hardware and software controls by selling these subsystems to automotive OEMs, large heavy-duty vehicle manufactures, integrators, and other providers of hybrid vehicle technologies. We believe our internally funded and developed hybrid control strategies, software and technologies can be effectively and efficiently leveraged into these growing market opportunities.

Increase Our Participation in the Hybrid and Plug-in Hybrid OEM Vehicle Markets by Securing Government Funding and Advancing Technology

We plan to leverage our hybrid drivetrain technology and systems integration capabilities in the hybrid and plug-in hybrid OEM vehicle markets to expand our customer base and enter new international markets. We have requested a loan in the amount of $175 million in a proposal to the DOE under their ATVM Program to partially finance future development of a “2nd Generation” scaled version of the Q-Drive that is specifically directed at lower-cost light duty vehicles, including mid-size cars and trucks, to significantly advance plug-in hybrid electric vehicles and the average fuel economy in the near term. This proposal with the DOE is currently pending. We expect to continue to seek out government grants and other loan programs in our efforts to further develop advanced and lower cost hybrid drive system component parts. We plan to continue to develop and refine our hybrid drive packages to capture new customers in a growing hybrid vehicle market.

We have delivered a hybrid powered light-duty all-terrain vehicle and several hybrid vehicles, including a diesel hybrid version of our military special operations vehicle containing a battery dominant, series hybrid electric propulsion system, to the U.S. Army for evaluation. We are also currently developing, manufacturing, and deploying 20 Ford Escape PHEVs for demonstration in Southern California under a contract with California’s South Coast Air Quality Management District (AQMD). Under this contract, we are utilizing our OEM system engineering and vehicle integration methodologies to develop a plug-in hybrid version of the 2008 Ford Escape Hybrid. The PHEV system is based on integrating a lithium ion battery pack and management system. We believe these programs will help expedite the expansion of a new generation of lithium ion-based hybrid vehicles and at the same time bridge the technology gap between conventional gasoline hybrid vehicles and hybrid fuel cell vehicles, as this technology of the future is being commercialized. We believe that significant opportunities for growth exist in the market for hybrids, PHEVs, and hydrogen-powered hybrids. Based on the anticipated market size and projected growth rate for hybrid vehicles across the globe, we have prioritized our business development efforts in North America, Asia-Pacific and Europe.

Design, Integrate and Assemble Packaged Fuel Systems and Re-Fueling Units for Hydrogen and Fuel Cell Vehicles, Alternative Fuel and Other Emerging Applications

We plan to continue to develop our advanced fuel systems, and other alternative vehicle technologies to assist OEMs in expediting the commercialization of hydrogen, fuel cell and other alternative fuel and specialized vehicle applications. We also plan to develop systems and complete vehicles to assist the military in adopting hydrogen and fuel cell technologies. We intend to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to early development and emerging OEM and military vehicle programs to capture early limited production and assembly of new vehicles.

We plan to leverage our hydrogen storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units. We believe there are significant opportunities to work with OEMs and energy and petroleum companies in providing the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers. In April 2008, we delivered our second transportable hydrogen refueler to the U.S. Army. We have grown our programs with the U.S. military to develop advanced fuel cell and hybrid electric vehicle technologies. We plan to continue assisting the military in developing their fuel cell, hybrid electric, and other advanced propulsion system technologies.

In June 2008, we delivered the third of three operational stationary hydrogen refueling units located in the City of Rochester, New York under contracts with General Motors and the New York State Energy Research and Development Authority (NYSERDA). On July 14, 2009, one of our stationary hydrogen refueling units also opened to the public at JFK Airport in New York. We plan to continue seeking out opportunities to add hydrogen refueling infrastructure to further advance the transition to and adoption of alternative fuels.

Expand Our Solar Investments, Relationships, and Alliances

On November 24, 2009, we entered into a definitive business combination agreement with Schneider Power, Inc., a renewable energy company located in Toronto, Canada with a portfolio of over 1,000 MW of wind and solar development projects, which, subject to customary closing conditions and approval by the Schneider Power shareholders, is expected to close in the second quarter of 2010. We intend to support Schneider Power in its efforts to develop, construct and manage various wind and solar projects in North America and the Caribbean.

We also expect to continue to support the growth and expansion of Asola, which recently opened a state-of- the- art facility in Erfurt, Germany which tripled its capacity to 45 MWp. We expect Asola to continue to grow and expand in Europe, Africa and Asia. Asola has signed letters of intent for the formation of joint ventures with alliance partners in Italy, South Korea, and Morocco for the production and distribution of mono and poly-crystalline silicon solar modules with initial capacities of 30 MWp.

We also intend to use Asola’s expertise, technologies and know-how to enter the solar panel manufacturing industry in the United States. In August 2008, we, along with Asola’s majority shareholder, formed Quantum Solar. It was formed for the purpose of developing a 45 MWp solar panel manufacturing, assembly and distribution operation in Irvine, California. On October 30, 2009, we signed a non-binding letter of intent for a $20 million investment in Quantum Solar. We plan to use the proceeds to commission the 45 MW solar module manufacturing and assembly plant in Irvine, California. Through Quantum Solar, we also plan to assess strategic opportunities in thin film modulization as well as opportunities in solar panel distribution and integration.

Focus Research and Development on Hybrid and Hydrogen Fuel System Technologies and Securing Outside Funding to Support These Programs

We intend to focus our research and development efforts on advancing our hybrid and hydrogen enabling technologies and systems to succeeding generations to further improve performance and reduce cost. We plan to actively seek to establish joint development programs and strategic alliances with the major lithium ion battery producers, fuel cell developers, and other industry leaders in these markets and secure outside funding to support these programs. We are working with certain aerospace companies, and government agencies in advancing hybrid and hydrogen technologies and developing new applications and solutions.

Leverage Our Battery Storage Technologies and Hydrogen Storage Systems into Broader Energy Storage Applications

We plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry. The storage of energy is becoming more important with the emergence of renewable energies and the concept of distributed energy. We believe our industry-leading hydrogen storage systems and our lithium-ion battery system technologies can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options. Our advanced storage technologies provide energy users with the ability to store and utilize energy on demand.

Strategic Relationships

Affiliates

We evaluate on an ongoing basis the benefits of joint ventures, acquisitions and strategic alliances with our customers and other parties to strengthen our global business position and to expand our business operations. We have focused our strategic alliances on expanding our market opportunities and advancing the development of our technologies. We have acquired or obtained ownership interests in three strategic businesses through April 30, 2009 (Fisker Automotive, Asola, and ALP) that are not included in our current reporting segments. For each of these businesses discussed below, our ownership does not rise to the level of a controlling interest but we are considered to be able to exert significant influence over their respective operations and accordingly, we account for our equity interests in these businesses under the equity method of accounting. Our respective share of the results of their operations is discussed in Non-Reporting Segment Results under Results of Operations. In addition to these three businesses, we recently acquired ownership interests in two other strategic businesses, Power Control and Design, Inc. and Shigan Quantum Technologies PVT LTD that are discussed below.

Fisker Automotive

On August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. We owned 6.2 million shares of Fisker Automotive’s common stock on April 30, 2009, which represented 21.5% of the issued and outstanding shares of Fisker Automotive’s capital stock. On January 15, 2010, Fisker Automotive completed a $115.3 million private equity raise, which reduced our ownership interest to approximately 1.5% on a fully diluted basis. In January 2009, Fisker Automotive showcased its first production-intent vehicle, the Fisker Karma at the Detroit Auto Show. The Fisker Karma is a 4-door luxury sports sedan PHEV that incorporates our Q-Drive system.

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. Asola has been developing and manufacturing high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications for over 20 years. Asola developed the solar roof panel that is incorporated into the Fisker Karma PHEV. In May 2009,

Asola moved their manufacturing operations to a new expanded facility that is designed to increase its annual manufacturing capacity in Germany to approximately 45 MWp.

On December 28, 2009, we provided Asola with written notice that we were exercising our right to increase our ownership interest to 32.66% in exchange for payment of 0.1 million euro. We are currently evaluating the impact such exercise may have on certain material contracts to which Asola is a party and reserved our right to withdraw the exercise until our evaluation is complete.

Advanced Lithium Power, Inc.

On March 24, 2006, we obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. Our direct ownership interest in ALP as of April 30, 2009 was 12.6%. ALP is currently undergoing a corporate restructuring and recapitalization. We anticipate that upon completion of the restructuring and recapitalization, our ownership percentage will be approximately 16% on a fully diluted basis. ALP supplied the lithium ion battery packs for our CERV military program and other hybrid and plug-in hybrid concept vehicle programs, including the Fisker Karma vehicle.

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (“PCD”). PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets.

Shigan Quantum

On September 3, 2009, we acquired at 25% interest in Shigan Quantum Technologies PVT LTD (“Shigan Quantum”), a start-up company organized under India’s Corporate Act. Shigan Quantum intends to manufacture and sell gas injectors using the Company’s technologies and variants thereof.

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

Although General Motors’ financial condition has significantly deteriorated over the past few years and culminated in General Motors’s filing for Chapter 11 bankruptcy protection on June 1, 2009, we continue to support development programs under the auspices of the strategic alliance, although at significantly reduced levels as compared to prior years. We believe that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the future once General Motors’ financial condition stabilizes. General Motors has taken steps to improve its financial condition and emerged from bankruptcy on July 10, 2009. In connection with the bankruptcy proceedings, General Motors designated us as an important supplier and assumed all contracts and purchase orders with us, including agreements comprising the strategic alliance. See “General Motors Relationship / Impairment of Strategic Alliance Intangible Asset” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Alliance for Distribution in India

In May 2007, we announced that we had signed an agreement for the marketing, sales and distribution in India of our alternative fuel vehicle products and systems for natural gas, blends of natural gas and hydrogen, and liquid propane gas. In March 2009, we announced that we were awarded a contract to upgrade Volvo-Eicher Commercial Vehicles Ltd.’s (Volvo’s) four and six cylinder engine platforms, using our gaseous fuel injection systems and powertrain engineering expertise, to meet certain new stringent emissions regulations in India that come into effect beginning April 2010. We believe that India holds one of the highest natural gas vehicle growth potentials in the world and we intend to continue to pursue opportunities to expand our business in this market. This strategic alliance led to our equity investment in Shigan Quantum in September 2009.

Customers and Development Programs

A substantial portion of our revenue in fiscal 2009 related to system development and application engineering services provided to Fisker Automotive and General Motors. During fiscal year 2009, revenues from Fisker Automotive, General Motors and U.S. Army—Tank Automotive Research, Development and Engineering Center (TARDEC) comprised 59%, 13% and 13%, respectively, of our total consolidated revenue.

We have had prototype development projects or programs in our continuing operations with the following entities:

Adam Opel AG	Lockheed Martin Space Systems

AeroVironment	Miljobil Grenland A/S

Air Resources Board	Missle Defense Agency SBIR

Alion Science and Technology	NYSERDA

American Wind Power & Hydrogen	Proton Energy Systems, Inc.

Ballard Power Systems	Roush Performance Products

Daimler	Saleen, Inc.

EDAG Inc.	Select Engineering Services

Energy Conversion Devices	Shell Hydrogen LLC

Fisker Automotive	South Coast Air Quality Management District

Ford Motor Company	Suzuki Motor Corporation

General Motors (Fuel Cell Activities)	The State University of New York - Buffalo

General Motors Corporation	Toyota Motor Corporation

General Motors of Canada, Limited	U.S. Army—National Automotive Center

Hyundai America Technical Center	U.S. Army—Tank Automotive Research, Development and Engineering Center

Hyundai Motor Company	U.S. Department of Energy

ISE Research	VistOrka hf (Eco Energy Ltd.)

Lawrence Livermore National Laboratory	Yamaha Motor Company

We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in hybrid propulsion drive systems, lithium ion battery control systems, electronic control systems, fuel storage, and fuel delivery.

Research and Product Development

We conduct research and product development in the following areas, with corresponding technical capabilities:

•

Vehicle Engineering and Build. Specialization in designing, engineering and building concept or early adoption type vehicles using hybrid electric drive system, vehicle and powertrain engineering, vehicle and system integration, and vehicle packaging.

•	Lithium Ion and Advanced Battery Control Systems. Specialization in developing electronic control systems and software to maximize efficiency and energy storage in lithium ion battery applications.

•	Electronic Controls and Software Systems. Specialization in automotive hardware design and selection, engine modeling, calibration and software design for engine and emission controls.

•

Fuel Storage. Composite pressure vessel design and analysis, carbon fiber filament winding, and hydraulic, pneumatic, burst and fatigue testing. Evaluation, testing and integration capabilities for advanced hydrogen storage, including hydride, conformable and other emerging compressed and solid state storage.

•	Mechanical Design and Development. Specialization in pneumatics, kinematics, hydraulic components and systems, and advanced materials, structural, flow and thermal analysis.

•

Advanced Emissions Testing. Testing facility that utilizes California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) approved advanced technology to test Super Ultra Low Emission Vehicles. EPA/CARB certification testing, vehicle development testing including catalyst efficiency, diagnostics, calibration, engine durability testing, and engine mapping.

•

Advanced Products. Injectors, fuel management, fuel storage, and fuel supply for fuel cell power systems, mass flow sensors for natural gas flow measurement and “smart” sensors using microcontrollers and microprocessors.

•

Component and Subsystem Test Facilities. Extended vibration, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F, thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations, and pneumatic leak checks.

•	Concept Vehicle Development. Specialization in concept vehicle design and development using powertrain engineering, CAD engineering, and other vehicle development and tooling processes.

We believe we are uniquely positioned, based on our research and product development capabilities, as a Tier-1 automotive supplier in providing hybrid propulsion systems, vehicle-level design, powertrain engineering, power electronics and wheel motor interfacing, system integration, and manufacturing and assembly of packaged fuel systems for automotive applications including hybrids, PHEVs, hydrogen electric vehicles, electric only vehicles, fuel cell vehicles, other alternative fuel vehicles, and hydrogen refueling.

Our research and development activities include both customer-funded research and development and company-sponsored research and development that are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations. We will continue to require significant research and development expenditures over the next several years in order to commercialize our products for hybrid, hydrogen fuel cell and alternative fuel applications.

Automotive Industry and the Worldwide Economy

Our business is generally related to hybrid, hydrogen and alternative fuel vehicle development programs and product sales, which vary directly with the program timing and production schedules of our OEM and other customers. The market for these vehicles is sensitive to general economic conditions, government agency and commercial fleet spending and consumer preferences. The rate at which our customers sell hybrid, hydrogen or alternative fuel vehicles depends on their marketing and distribution strategy, as well as company specific inventory and incentive programs. Any significant reduction or increase in production of these vehicles by our OEM customers may have a material effect on our business.

Over the second half of calendar 2008 and into 2009, the U.S. and world economy and the automotive industry has deteriorated significantly and measures implemented by the federal government to stabilize the domestic credit markets and the economy in late 2008 and 2009 have not been realized to the extent expected. The automotive industry in particular has continued to deteriorate and is suffering its worse economic conditions in decades as automakers struggle due to the decrease in consumer demand, weakening consumer confidence, and a lack of availability in the credit markets for consumer loans. In the U.S. alone, both General Motors and Chrysler required billions of dollars in loans from our federal government and were forced to file for Chapter 11 bankruptcy protection.

Competition

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using lithium-ion batteries, hybrid systems, fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.

The demand for hybrid electric and plug-in hybrid electric vehicles has been increasing in response to consumer demand for vehicles that both meet performance expectations and are fuel efficient. Many of the major automotive OEMs (including General Motors, Ford, Toyota and Honda) have rolled out prototypes of electric and/or hybrid electric vehicles over the past year that will compete with us, via our association with our affiliate, Fisker Automotive. We believe our expertise with technologies employed on our hybrid propulsion systems together with our system integration experience offers a competitive advantage to OEM hybrid vehicle manufacturers.

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

We believe that our competitive advantage over current and potential future competitors is our technology leadership and integration expertise derived from many years of experience with vehicle development and assembly programs. Our current competitors typically focus on individual components. We offer complete packaged fuel systems based on our own control strategies and advanced technologies, including gaseous fuel storage, fuel metering and electronic controls.

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

Like other automotive OEMs and manufacturers of automotive component parts, we may be subject to claims that our products caused or contributed to damage or injury sustained in vehicle accidents or may be required to recall products deemed to contain defects related to motor vehicle safety. We believe that we are adequately insured for any claims. However, any such claims in excess of our insurance coverage or material product recall expenses could adversely affect our financial condition and results of operations. Promulgation of additional safety standards in the future could require us to incur additional testing and engineering expenses that could adversely affect our results of operations.

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

Backlog

As of April 30, 2009, our total backlog was $13.5 million as compared to $22.2 million as of April 30, 2008. Our backlog consists of product orders that we believe are firm plus revenue associated with development service programs under contract that has not yet been recognized under the percentage of completion method. We anticipate that substantially all of the current backlog will be completed by the end of fiscal 2010.

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

In connection with our strategic alliance with General Motors, each party retains the ownership of its existing technology and jointly owns technology that is jointly created under the alliance. No jointly owned patents have been received or applied for under the alliance. Under the alliance, each party granted the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of the alliance and also with respect to the jointly owned intellectual property. During the term of the alliance, we are subject to certain transfer restrictions with respect to the pledge, hypothecation, encumbrance, sale or licensing of certain intellectual property. Further, we are obligated to share with General Motors a portion of our revenues generated from the sale of our gaseous storage, handling and control products for fuel cell systems for both automotive and non-automotive applications. The revenue sharing payments continue for a period of 45 years. We do not expect the revenue sharing payments to begin until at least the 2011 fiscal year. Given the uncertainty of the amount of revenues we will generate from the sale of our gaseous storage, handling and control products in future years, we are unable to quantify the amount of revenue sharing payments we will be required to make to General Motors, if any.

Employees

As of January 15, 2010, we had 101 full-time employees and one part-time employee. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

You may also read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy statements and other information we file with the SEC. The address of the SEC’s web site is www.sec.gov.

Executive Officers

Our executive officers as of April 30, 2009 and their respective ages and positions were as follows:

Name	Age	Position
Alan P. Niedzwiecki	52	Chief Executive Officer; President; Director
Dale L. Rasmussen	59	Chairman of the Board of Directors
W. Brian Olson	45	Chief Financial Officer; Treasurer
David Mazaika	45	Chief Operating Officer
Kenneth R. Lombardo	43	Vice President-Legal; General Counsel and Corporate Secretary
Bradley J. Timon	46	Corporate Controller; Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers:

Alan P. Niedzwiecki has served as President and as one of our directors since February 2002 and was appointed as Chief Executive Officer in August 2002. Mr. Niedzwiecki served as Chief Operating Officer from November 2001 until he was appointed as Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology. Mr. Niedzwiecki has also served on the board of directors of Fisker Automotive since its formation in November 2007 and on the board of directors of Advanced Lithium Power Inc. since its formation in March 2006.

Dale L. Rasmussen has served as a member of our Board of Directors since October 2000, and was appointed as Chairman of the Board in February 2002. On May 1, 2006, Mr. Rasmussen became a full time employee of the Company. His responsibilities include acquisitions, joint ventures, strategic alliances and investor and shareholder relations. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies from 1989 through 2005, joining the Company in 1984 as Vice President of Finance and Administration and Corporate Secretary. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years at two banks, both acquired by Key Bank and U.S. Bank, responsible for managing the bank’s investment portfolio, branch and corporate development, and served as corporate secretary. Mr. Rasmussen is a graduate of Western Washington University; upon graduating he received the marketing student of the year award. Mr. Rasmussen is also a graduate of Pacific Coast Banking School, University of Washington. Mr. Rasmussen also served on the board of directors, as Chairman, of Fisker Automotive from November 2007 until January 2010 and has served on the board of directors of Advanced Lithium Power, Inc. since its formation in March 2006.

W. Brian Olson has served as Chief Financial Officer and Treasurer since August 2002. From July 1999 to August 2002, Mr. Olson served as Treasurer, Vice President and Chief Financial Officer of IMPCO. He originally joined IMPCO in October 1994 and held various financial positions with IMPCO, including serving as Corporate Controller. Prior to joining IMPCO, Mr. Olson was with the public accounting firm of Ernst & Young LLP and its Kenneth Leventhal Group. Mr. Olson holds a Bachelor of Science degree in business and operations management from Western Illinois University and a Masters of Business Administration degree in finance and economic policy from the University of Southern California. Mr. Olson is a Certified Financial Manager and a Certified Management Accountant.

David M. Mazaika has served as Chief Operating Officer since December 2008. Prior to joining us, Mr. Mazaika served as Chairman and CEO for ISE Corporation, a company which he co-founded in 1994. Prior to this, Mr. Mazaika was Vice President of Business Development for International Space Enterprises. From 1985 to 1993, Mr. Mazaika held senior positions with Convair and Space Systems Divisions of General Dynamics. Mr. Mazaika holds a Bachelor of Science in Electrical Engineering from Cornell University.

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

Bradley J. Timon has served as Corporate Controller and Chief Accounting Officer since April 2004. Prior to joining us, Mr. Timon worked as a financial consultant. From June 1998 to October 2001, Mr. Timon was with CORE, INC. serving as the Corporate Controller and then later as Acting Chief Financial Officer. Between September 1995 and May 1998, Mr. Timon served as a Controller for James Hardie Industries. Before entering private industry, Mr. Timon was with the public accounting firm KPMG from 1989 to 1995. Mr. Timon has a Bachelor of Arts degree in accounting from California State University, Fullerton and is a Certified Public Accountant.

Financial Information about Segments, Customer Concentrations and Geographic Areas

Additional information regarding our business segments, certain customer concentrations and geographic areas where we have revenues is contained in Notes 16 and 19 to our Consolidated Financial Statements in Part IV, Item 15(a)(1) of this Annual Report.

Item 1A.	Risk Factors.

This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events. We discuss all known material risks to our business below. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the following risks actually occur, our business, our financial condition or our results of operations would likely suffer significantly. In such case, the value of our Common Stock could decline and adversely affect our ability to raise additional capital.

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow and we anticipate that we will need to raise additional funds to finance operations

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $13.2 million and $16.9 million in cash for continuing operating activities during fiscal 2008 and fiscal 2009, respectively. From our inception through April 30, 2009, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our Common Stock and borrowings with financial institutions and our lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plan and intentions to fund operations through at least April 30, 2010.

Although our current operating plan anticipates increased revenues and improved profit margins over the next two years, we have experienced a decline in revenues during the first three quarters of fiscal 2010 that has required us to continue to use a significant amount of cash in our operations and may require us to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, we believe that our working capital and principal sources of liquidity are sufficient to fund the operating activities and obligations through at least April 30, 2010. To meet these funding requirements, we may have to draw down on some or all of the unconditional commitment from our lender or alternatively raise capital through public or private offerings of equity or debt securities.

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

If we are not able to secure the additional funding we need, we may need to curtail our operations or take other action in order to continue to operate as a going concern.

We have a history of operating losses and negative cash flow and anticipate continued net losses as we execute our long-term strategic plan and commercialization plan for our products.

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from continuing operations of $21.7 million in fiscal 2007 (as restated), $19.9 million in fiscal 2008 (as restated), and $28.0 million in fiscal 2009. We expect to continue to make significant expenditures and incur substantial expenses as we continue our research and development efforts, further commercialize our products, expand into other renewable energy industries such as solar, and develop facilities to expand the production capacity for our products. As a result, we expect to continue to incur significant losses as we execute our strategies and may never achieve or maintain profitability. We believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the alternative energy or hybrid vehicle market conditions or any other assumptions we used in formulating our business strategy, our long-term strategy many not be successful and we may not be able to achieve and maintain profitability. As a result, investors could lose confidence in our company and the value of our Common Stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.

We anticipate that we will need to raise additional funds to take advantage of strategic business opportunities, to complete product and application development, to fund our solar initiatives, future operating activities and contractual commitments, and/or pay off or refinance debt.

Our long-term future cash requirements will depend on numerous factors, including increasing our revenues, completion of our product development activities, our ability to commercialize our advanced propulsion and fuel systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and solar plant and meeting our debt obligations.

We anticipate that we will need to raise additional funds for strategic business opportunities, to achieve commercialization of our products, to develop facilities or suppliers for mass production of those products, and to fund future operating activities and contractual commitments. If we do not generate sufficient cash flow from operations or if we are unable to issue a sufficient number of shares of our Common Stock to satisfy our debt obligations, we may also need to raise additional funds to pay off or refinance these debt obligations. The amount of additional financing that we may need to raise cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues, improve profit margins, secure Department of Energy and other governmental grants and loans, and control costs. We believe such financing can be adequately sourced through public or private offerings of equity or debt securities and/or through governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced. If adequate funds are not available to satisfy long-term operating and capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could adversely affect operations in future periods.

We are currently not in compliance with Nasdaq’s continued listing requirements and, if we are unable to regain compliance, we are at risk of being delisted from Nasdaq, which could adversely affect the market for, and liquidity and price of, our common stock and our ability to raise capital

Our Common Stock is currently listed on the Nasdaq Global Market. In order to maintain our listing, we must comply with Nasdaq’s continued listing requirements which require, among other things, timely submission of our Annual Report and Quarterly Reports as set forth in Rule 5250(c)(1). We are currently not in compliance with Nasdaq’s continued listing requirements because we did not timely file this Annual Report on Form 10-K for fiscal year 2009 and, subsequently, have not filed our quarterly reports on Form 10-Q for the quarterly periods ended July 31, 2009 and October 31, 2009, as is required under Rule 5250(c)(1). Nasdaq granted us an exception until January 25, 2010 to file all of our delinquent reports and regain compliance with Rule 5250(c)(1). Since we were not able to file our delinquent Quarterly Reports for fiscal 2010 by January 25, 2010, we will receive a staff determination notice from Nasdaq stating that our Common Stock will be delisted from Nasdaq. At that time, we will have the right to request a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting and request continued listing and additional time to file our Quarterly Reports. We cannot provide any assurances, however, that our appeal will be successful or that our Common Stock will not be delisted.

The delisting of our Common Stock from trading on Nasdaq may have a material adverse effect on the market for, and liquidity and price of, our Common Stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our Common Stock is delisted from trading on Nasdaq and if our Common Stock is not eligible for quotation on another market or exchange, trading of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our Common Stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our Common Stock to decline further.

We need to increase our authorized shares in order to raise capital, pay term debt using shares of our Common Stock and execute our business plan and strategy

We need to increase our authorized shares of Common Stock in order to raise capital, pay term debt and execute on our business strategy.

Under our Amended and Restated Certificate of Incorporation, as presently in effect, we have 250 million shares of Common Stock, $0.001 par value, authorized for issuance, of which 2 million shares are designated as non-voting Series B. As of January 15, 2010, we had 146.0 million shares of Common Stock issued and outstanding (including 1.0 million non-voting Series B), had reserved approximately 79.6 million shares for future issuance, and had not yet reserved for approximately 14.1 million shares that are potentially issuable under a commitment letter received from our lender. Accordingly, as of January 15, 2009, we only had approximately 10.3 million common shares available for future issuance (of which 1.0 million are non-voting Series B).

In addition, pursuant to the terms of certain of our term debt obligations, we have the right, subject to certain conditions, to pay the principal amount due under those debt instruments using shares of our Common Stock. As of January 15, 2010, the number of shares of Common Stock that we would have to issue in order to pay those term debt obligations in full was 11.8 million. We have not reserved any shares for issuance in payment of those debt obligations.

Under Delaware law, stockholder approval is required in order to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock. We intend to include a proposal to amend our Certificate of Incorporation to increase our authorized shares of Common Stock at our next annual meeting of stockholders. However, we cannot provide any assurances that our stockholders will approve the proposal. If our stockholders do not approve the proposal, it would have a material adverse affect on our ability to raise sufficient capital in order to fund our operations, pay our term debt obligations using shares of our Common Stock and execute on our business strategy.

Our shareholders are subject to significant dilution upon the occurrence of certain events.

As of January 15, 2010, we had approximately 79.6 million shares of our common stock reserved for future issuance consisting of: (i) 4.4 million shares subject to outstanding stock options issued under our 2002 Stock Incentive Plan; (ii) 41.9 million shares subject to outstanding common stock purchase warrants; (iii) 14.0 million shares issuable upon conversion of our outstanding convertible debt; and (iv) 19.3 million shares issuable upon closing of our acquisition of Schneider Power, Inc. In addition, pursuant to the terms of certain of our term debt obligations, we have the right, subject to certain conditions, to pay the principal amount due under those debt instruments using shares of our Common Stock and we do intend to pay using shares of our Common Stock. As of January 15, 2010, the principal amount due under those specific debt instruments was approximately $9.1 million which, based on our stock price on January 15, 2010, would require us to issue approximately 11.8 million shares of our Common Stock to satisfy those debt obligations. The actual number of shares issued in payment of our term debt could be much higher or lower depending on our share price at the time such payment is made. The potential issuance of the shares described above will be dilutive to our existing shareholders.

Included in the shares designated for future issuance discussed above are 6.4 million shares of our Common Stock that are subject to warrant contracts issued on October 27, 2006 that are currently exercisable at $0.612 per share (the “October 2006 Warrants”) and 16.7 million shares of our Common Stock that are subject to warrant contracts issued on August 25, 2008 that are currently exercisable at $3.245 per share (the “August 2008 Warrants”). The October 2006 warrants and the August 2008 Warrants also contain provisions which, subject to certain exceptions, resets the exercise prices of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our Common Stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our Common Stock at a price below the current exercise price per share for these respective warrants; provided, however, the exercise price for the August 2008 Warrants cannot be reset below $1.930. In the event of future price resets, the number of shares of our Common Stock that are subject to such warrants increase so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Any future resets to the exercise price of the October 2006 Warrants and/or the August 2008 Warrants will have a further dilutive effect on our existing shareholders.

See additional information regarding shares designated for future issuance at Notes 11, 14 and 22 of the Notes to Consolidated Financial Statements.

We may not be able to maintain compliance with Nasdaq’s continued listing requirements in the future.

As a Nasdaq listed company, we are subject to all of Nasdaq’s continued listing requirements including maintaining a $1.00 minimum bid price. During the past six months, the closing bid price for a share of our Common Stock has been consistently near or below $1.00 per share. If the closing bid price for our Common Stock drops below $1.00 per share for thirty consecutive days, then we will not be in compliance with Nasdaq’s minimum bid continued listing requirements and could be subject to delisting.

Our failure to maintain compliance with the Nasdaq’s continued listing requirements could result in the delisting of our Common Stock and could adversely affect the per share price of our Common Stock and impair our ability to raise capital.

Future sales of substantial amounts of our Common Stock could adversely affect its market price.

Future sales of substantial amounts of our Common Stock into the public market, including shares issued upon exercise of options and warrants, issued in payment of debt obligations, and issued in subsequent offerings, could adversely affect the prevailing market price of our Common Stock. To the extent that holders of a significant number of shares of our Common Stock, including General Motors, which holds approximately 4.5 million shares of our Common Stock and Series B Common Stock, choose to liquidate their investments in us, sales of such shares could have a negative impact upon the price of our Common Stock, particularly in the short term.

From April 30, 2009 through September 4, 2009, we have issued a cumulative total of 27.1 million shares in connection with a private placement transaction and for payments on our long-term debt obligations. We anticipate that we will use additional shares in the future to satisfy additional debt obligations and other commitments and that the number of shares so issued will be substantial. Sales of such shares could have a negative impact upon the price of our Common Stock.

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

The market price of our Common Stock may decline below currently prevailing levels. The market price of our Common Stock may be adversely affected by numerous factors, including:

•	actual or anticipated fluctuations in our operating results;

•	delays by Fisker Automotive in the launch of their first production vehicle;

•	changes in financial estimates by securities analysts;

•	gains or losses recognized in our consolidated statements of operations related to our derivative warrant and derivative debt instruments that are marked to market each period, and

•	general market and industry conditions and other factors.

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

We received waivers of defaults from our lender on March 12, 2009, January 16, 2008 and December 14, 2007 related to our non-compliance with certain required debt service payments and covenants. We cannot provide any assurance that our lender would provide us with a waiver should we not be in compliance in the future. A failure to maintain compliance along with our lender not agreeing to a waiver for the non-compliance would cause the outstanding borrowings to be in default and payable on demand which would have a material adverse effect on us.

We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

In connection with our acquisition of an ownership interest in our German solar affiliate, Asola, we committed to provide a 1.0 million euro guaranty to Asola’s bank to support an increase in Asola’s bank debt. Once the guaranty is put in place, if Asola were to default on the credit facility in the future, we could be called upon to repay the credit facility up to the limit of our guaranty.

OTHER RISKS RELATED TO OUR BUSINESS

Fisker Automotive represents a substantial portion of our existing and anticipated future revenues and these future revenues will depend on our ability to enter into future development programs and a long-term supply agreement with Fisker Automotive and Fisker Automotive’s success.

We depend on our services to and contracts with Fisker Automotive for a substantial portion of our revenue and our anticipated hybrid electric propulsion systems development and production revenue will depend to a significant extent on our ability to enter into future development programs and a long-term supply agreement with Fisker Automotive and, if such agreements are obtained, the number of vehicles sold by Fisker Automotive. If we are unable to secure these programs and agreements, if there are changes or delays in Fisker Automotive’s internal plans for vehicle commercialization, or if the number of vehicles sold by Fisker Automotive is not substantial, our financial results would be adversely affected.

Fisker Automotive will have to raise substantial additional capital for their business in order to have a chance to be successful.

Fisker Automotive will have to raise substantial additional capital in order to complete future phases of development, testing and tooling for its Karma vehicle platform and future vehicle platforms. Fisker Automotive announced in September 2009 that they had received a conditional commitment from the U.S. Department of Energy (DOE) for $528 million in low interest loans that will be used by Fisker Automotive to complete the development of the Fisker Karma program and to develop a next-generation lower-cost plug-in hybrid vehicle. Proceeds from the DOE loan commitment had not yet been made available to Fisker Automotive as of January 15, 2010. Release of the DOE loan proceeds is conditional on the occurrence of a number of events and we cannot provide any assurances when those events will occur, if at all. If Fisker Automotive is unable to raise sufficient capital, finalize the DOE loan, or meet the conditions required to access the DOE loan, they may not be able to fund the Karma development and production programs, and our business, results of operations and financial condition would be negatively impacted.

Our fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

General Motors has represented a significant portion of our historical revenues and although our relationship with General Motors and our commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under our strategic alliance with General Motors continues, certain of our programs with General Motors have been delayed indefinitely and others have experienced funding restraints as a result of General Motors’ financial condition and the downturn in the automotive industry generally. Although we continue to provide services to General Motors, the level of such services was significantly reduced in fiscal year 2009 and through the first half of fiscal 2010 compared to prior years and we cannot determine when such activities and revenues will increase, if ever.

Our ability to sell our products to the fuel cell automotive OEM markets depends to a significant extent upon General Motors’ and its partners’ worldwide sales and distribution network and service capabilities. Any change in strategy by General Motors with respect to fuel cells could harm our business by reducing or eliminating a substantial portion of our future sales, whether as a result of market, economic or competitive pressures, including any decision by General Motors:

•	to alter its commitment to our fuel storage, fuel delivery and electronic control technology in favor of other competing technologies;

•	to exit the automotive OEM alternative fuel or fuel cell markets;

•	to develop fuel cells or alternative fuel systems targeted at different application markets from ours; or

•	to focus on different energy product solutions.

We have commitments under a corporate alliance agreement with General Motors that require us to spend up to $4 million annually for research and development projects directed by General Motors.

Pursuant to our corporate alliance agreement with General Motors, we are required to spend up to $4.0 million annually on joint research and development projects directed by General Motors over a ten-year term that commenced in July 2002. Although this commitment was waived or partially waived by General Motors for calendar years 2002 through 2009 and is expected to be fully or partially waived for 2010, we cannot provide any assurance that General Motors will continue to waive this commitment in whole or part in the future. The annual commitment under our agreement with General Motors could be financially burdensome and may impact our ability to achieve profitability in the future.

We depend on third-party suppliers for the supply of materials and components for our products.

We depend on third-party suppliers for the supply of materials and components for our products. In particular, we rely upon certain smaller, start-up companies for the supply of key components on our Q-Drive hybrid propulsion system. These companies may experience product development, resource and funding constraints that could impact their ability to supply components in a timely manner, if at all. Further, a prolonged downturn in the automotive industry could have a crippling effect on the automotive supplier chain which, in turn, could result in failures and disruptions in the supply of parts and components to us and our materially affect our ability to meet our supply obligations to Fisker Automotive and other customers.

Our business depends on the growth of hybrid electric, hydrogen, and alternative fuel based vehicles and the solar industry.

Our future success depends on the continued expansion of hybrid electric, hydrogen and alternative fuel based vehicles and the solar industry. The market for these types of vehicles and for solar technologies and products is influenced by and our sales may be negatively impacted by a number of factors some of which include the level of oil prices, battery durability improvements, levels of investment tax credits and regulation, availability of raw materials for photovoltaic module production, capital formation, interest rates and consumer disposable income.

The adoption of alternative fuel based vehicles and green energy initiatives are highly dependent on macro-economic conditions, specifically oil prices and the overall health of the economy. We believe when oil prices fall, the general attention placed on the development of advanced technology vehicles diminishes. Similarly, we believe consumers are less willing to spend a “technology premium” when faced with economic uncertainty. The downturn in the world economy is placing a tremendous strain on the automotive industry, including slowing demand for vehicles and limited funding for alternative fuel vehicle programs outside of governmental grant and loan programs.

Additionally, we cannot provide any assurances that the markets for hybrid electric vehicles and other alternative energy based vehicles will gain broad acceptance in any economic environment or, if they do, that they will result in increased sales of our hybrid vehicles and advanced fuel system products. Our business depends on auto manufacturers’ timing for pre-production development programs and commercial production. If there are delays in the advancement of OEM alternative fuel technologies or in our OEM customers’ internal plans for advanced vehicle commercialization, our financial results could be adversely affected.

Our ability to design and manufacture powertrain and fuel systems for hybrid, hydrogen and fuel cell, hydrogen applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

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

To be commercially viable, our products and systems generally must be integrated into products manufactured by OEMs. We can offer no assurance that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our hybrid and fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our hybrid and fuel cell products and systems, and our business, results of operations and financial condition.

Our revenue is highly concentrated among a small number of customers.

A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue. During fiscal year 2009, our revenues from Fisker Automotive comprised 59% of our total revenues and we expect our revenues from Fisker Automotive in fiscal year 2010 to again represent a substantial portion of our total revenues. Our customer arrangements, including our arrangements with Fisker Automotive, generally are non-exclusive, have no long-term volume commitments and are often done on a purchase order basis. We cannot be certain that customers that have accounted for significant revenue in past periods will continue to purchase our products and services. Accordingly, our revenue and results of operations may vary substantially from period to period. We are also subject to credit risk associated with the concentration of our accounts receivable from our customers. If one or more of our significant customers were to cease doing business with us, significantly reduce or delay its purchases from us or fail to pay us on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Decrease in demand or price for solar cells could have an adverse effect on our financial statements.

We, through our affiliate Asola, have entered into a long-term supply agreement under which we have agreed to purchase solar cells with a cumulative power of 77.5 mega watts peak (MWp) through December 31, 2017 at pre-determined quantities that could cause us to hold larger than expected quantities of inventory on hand as a result of future decreased demand, and at pre-determined prices that could be above market rates in the future that could cause us to incur losses on the sale of products manufactured utilizing the solar cells. The spot trading prices for solar cell deliveries in calendar 2009 have decreased to levels that are currently below prices that we have secured for this applicable period under our long-term supply agreement. Asola has engaged in negotiations with the supplier of the solar cells to adjust the stated pricing under the supply agreement in a fair and reasonable manner to account for the change in economic circumstances under a “loyalty clause” of the supply agreement. These negotiations have not been successful and the supplier of the solar cells and Asola is pursuing legal recourse against Asola. It is possible that these negotiations and legal outcomes will determine that the contract pricing will either not be amended or that the amended prices could result in future losses on the sale of products manufactured utilizing the solar cells. If it is determined that a loss is probable on our remaining commitments to purchase the solar cells, we will be required to record a charge in the future for the difference between our remaining unconditional commitments and our estimated net realizable value and that charge could be material. See further discussion at Off Balance Sheet Disclosures in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We cannot provide any assurance that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that those transactions or relationships will be successful.

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

•	the impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;

•	the risk that there could be deficiencies in the internal controls of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole;

•	the potential loss of key employees of an acquired company; and

•	the potential dilution of earnings through acquisitions and options granted to employees of acquired companies or businesses.

Future acquisitions or investments could result in our incurrence of additional debt and contingent liabilities, including environmental, tax or other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and ability to make required payments on our debt.

Failure to secure financing for Quantum Solar could adversely affect our operating results

We have a long-term lease agreement for our 88,000 square foot facility located in Irvine, California, which is currently underutilized. We intend for our subsidiary, Quantum Solar, to use that facility as its solar panel manufacturing facility. We also have made deposits totaling approximately $2.1 million on solar manufacturing equipment to be used by Quantum Solar.

If we are unable to secure sufficient capital to fund the commissioning of solar manufacturing plant and Quantum Solar’s operations, the cost associated with maintaining the Irvine facility will adversely affect our operations as long as it continues to be underutilized and we could forfeit the equipment deposits.

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

We may never be able to introduce commercially viable hybrid propulsion systems and hydrogen products.

We do not know whether or when we will successfully introduce commercially viable hybrid propulsion systems and hydrogen products. We have produced and are currently demonstrating a number of test and evaluation systems and are continuing efforts to decrease the costs of these products and systems and to improve their overall functionality and efficiency. However, we must complete substantial additional product development and engineering validation on these hybrid propulsion and hydrogen products and systems before we can introduce commercially viable hybrid propulsion and hydrogen products and systems. Even if we are able to do so, these efforts will still depend upon the success of other companies in producing related and necessary products for use in conjunction with commercially viable hybrids, fuel cells and other hydrogen applications.

A mass market for hybrid, plug-in electric hybrid and hydrogen products and systems may never develop or may take longer to develop than anticipated.

Plug-in electric hybrid, fuel cell and hydrogen systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether OEMs will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for plug-in electric hybrid and hydrogen powered transportation applications, we may be unable to recover our expenditures to develop our fuel systems for hydrogen applications and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Estimates for the development of a mass market for fuel cell products and systems have lengthened in recent years and we believe may continue to lengthen as a result of the success of hybrid and electric-based vehicle technologies. Many factors that are beyond our control may have a negative effect on the development of a mass market for fuel cells and our fuel systems for hydrogen applications. These factors include the following:

•	downturn in the economic environment which may continue to put downward pressure on the price of oil and negatively impact hydrogen and fuel cell vehicle development spending;

•	cost competitiveness and physical size of fuel cell systems and “balance of plant” components (fuel metering and regulation, bi-directional flow monitoring, sensors, etc.);

•	availability, future costs and safety of hydrogen, natural gas and other potential fuel cell fuels;

•	consumer acceptance of hydrogen or alternative fuel products;

•	government funding and support for the development of hydrogen vehicles and hydrogen fuel infrastructure;

•	the willingness of OEMs to replace current technology;

•	consumer perceptions of hydrogen systems;

•	regulatory requirements; and

•	emergence of newer, breakthrough technologies and products within the automotive industry.

Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

We have experienced delays in shipping our products in the past as a result of changing customer specifications and testing procedures. Due to the dynamic nature of hybrid and hydrogen fuel cell technology, changes in specifications are common and may result in delayed shipments, order cancellations or higher production costs. Evolving design requirements or product specifications may adversely affect our business or financial results.

The terms and enforceability of many of our strategic partner relationships are uncertain.

We have entered into relationships with strategic partners for design, product development and distribution of our existing products, and products under development, some of which may not have been documented by a definitive agreement. Where definitive agreements govern the relationships between us and our partners, the terms and conditions of many of these agreements allow for termination by the partners. Termination of any of these agreements could adversely affect our ability to design, develop and distribute these products to the marketplace. Although substantially all of our current revenues are attributable to enforceable written or verbal agreements, we do have several strategic relationships that are governed by a nonbinding memorandum of understanding or letters of intent. We cannot provide any assurance that we will be able to successfully negotiate and execute definitive agreements with any of these potential partners, and failure to do so may effectively terminate the relevant relationship.

We currently face and will continue to face significant competition.

Our products face and will continue to face significant competition. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially greater resources, are currently engaged in the development of plug-in electric hybrid, hydrogen and electric hybrid propulsion products and technologies that are similar to, or may be competitive with, certain of our products and technologies.

Because the plug-in electric hybrid, fuel cell and hybrid propulsion technologies have the potential to replace existing power sources, competition for plug-in electric, fuel cell and hybrid products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies. Increases in the market for alternative fueled vehicles may cause OEMs to find it advantageous to develop and produce their own hybrid propulsion or fuel management equipment rather than purchase the equipment from us. In addition, greater acceptance of plug-in electric hybrid, electric vehicles and alternative fuel engines or fuel cells may result in new competitors. Furthermore, there are competitors, including OEMs, working on developing other plug-in electric, fuel cell and hybrid vehicle technologies in our targeted markets. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan possess plug-in electric, fuel cell and hybrid vehicle technology and/or are actively engaged in the development and manufacture of plug-in electric, fuel cells and hybrid vehicles. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our business, results of operations and financial condition. Many of our competitors have financial resources, customer bases, businesses or other resources which give them significant competitive advantages.

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

We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure you that any of the patents we have filed or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others or that any of our pending or future patent applications will be issued with the breadth of claim coverage we seek, if issued at all.

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

We have limited experience manufacturing hybrid propulsion and fuel systems for fuel cell applications on a commercial basis.

To date, we have limited experience manufacturing propulsion and fuel systems for hybrid, plug-in electric hybrid, fuel cell and hydrogen applications on a commercial basis. In order to produce propulsion systems for hybrid and fuel cell applications at affordable prices, we will have to produce hybrid and fuel cell drive systems through high volume automated processes. We do not know whether we, or our suppliers, will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our propulsion systems for hybrid and fuel cell applications. Even if we, or our suppliers, are successful in developing our high volume manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedules or to satisfy the requirements of customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

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

We may be subject to increased warranty claims as our products go to production due to longer warranty periods. In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. A range of other technologies could compete with plug-in electric hybrid, fuel cell, hydrogen, hybrid or other technologies on which our automotive business is currently focused. Our success depends upon our ability to design, develop and market new or modified hybrid and fuel cell products and systems. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

Changes in environmental policies could hurt the market for our products.

The market for plug-in electric hybrid, fuel cell, hybrid and other forms of alternative fuel vehicles and equipment and the demand for our products are driven, to a significant degree, by local, state and federal regulations that relate to air quality, greenhouse gases and pollutants, and that require the purchase of motor vehicles and equipment operating on alternative fuels or fuel cells. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in alternative fuel and fuel cell powered vehicles or equipment. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products.

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

The recently completed restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our resources and may have a material adverse effect on our business and stock price.

In October 2009, we announced that our previously issued consolidated financial statements for the fiscal years ended April 30, 2007 and April 30, 2008 on Form 10-K and each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended October 31, 2006 through January 31, 2009 could no longer be relied upon due to errors identified in the accounting for and classification of derivative instruments associated with debt arrangements and warrant contracts. The restatement process was highly time and resource-intensive and involved substantial attention from management and significant legal and accounting costs. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NASDAQ regarding our restated financial statements or matters relating thereto.

Further, many companies that have been required to restate their historical financial statements have experienced stockholder lawsuits related thereto. Any future inquiries from the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As described in greater detail elsewhere in this Annual Report, in connection with the restatement process, we identified a material weakness in our internal control over financial reporting. This material weakness primarily relates to our misapplication of Statement of Financial Accounting Standards No. 133, “Accounting For Derivative Instruments and Hedging Activities” (FAS 133), and Emerging Issues Task Force (EITF) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), as it related to the accounting for and classification of embedded features contained within certain debt instruments and warrant instruments dating back to October 2006 that we had previously classified as equity. Upon a reassessment of those financial instruments, we determined that we had incorrectly accounted for certain derivative liabilities contained in those financial instruments. Given this material weakness, management was unable to conclude that we maintained effective internal control over financial reporting as of April 30, 2009.

Since the determination regarding our material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting for derivative instruments. In particular, we have expanded our knowledge of the application of FAS 133 and EITF 00-19 and revised our internal review process to better identify derivative financial instruments. Although we believe that these efforts and resources have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of April 30, 2009, we cannot be certain that our expanded knowledge and revised internal control practices will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, there could result a material adverse affect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Provisions of Delaware law and of our Certificate of Incorporation and Bylaws may make a takeover or change in control more difficult.

Provisions in our Certificate of Incorporation and Bylaws, and of Delaware corporate law, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and Board of Directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. Our Certificate of Incorporation and Bylaws provide for the following:

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

•

requiring the affirmative vote of holders of at least two-thirds of our outstanding voting stock to amend certain provisions in our Certificate of Incorporation and Bylaws, and requiring the affirmative vote of 80% of our outstanding voting stock to amend certain other provisions of our Certificate of Incorporation and Bylaws, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or to change our management and the Board of Directors.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters is located in Irvine, California. The facility in Irvine is leased from Cartwright, LLC (Cartwright). Cartwright is owned by our chief executive officer, our chairman of the board and parties unrelated to us.

Our facility in Lake Forest, California conducts the research and development for our Q-Drive hybrid electric propulsion system and other hybrid technologies, production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells, including hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation.

As of January 15, 2010, we utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Irvine, California	88,000	Leased	10/31/15	Corporate offices
Lake Forest, California	156,000	Leased	5/31/15	Manufacturing, assembly, design, research and development, and testing

We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production; however, our existing facilities are currently underutilized. Specifically, our facilities in Lake Forest, California include a 60,000 light industrial building that is unoccupied and we only utilize approximately 20% of our available space in our Irvine, California facility for our corporate offices. We anticipate that the unoccupied portions of our facilities will be fully utilized as we expand our operations in the hybrid vehicle and solar industries. If we require additional facilities, we believe we will be able to obtain suitable space on commercially reasonable terms.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended April 30, 2009.

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

Our Common Stock has been traded on the Nasdaq Global Market (f/k/a the Nasdaq National Market) under the symbol “QTWW” since July 23, 2002. Our Series B Common Stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our Common Stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended April 30, 2008
Quarter ended July 31, 2007	$2.30	$1.17
Quarter ended October 31, 2007	1.49	1.01
Quarter ended January 31, 2008	1.30	0.37
Quarter ended April 30, 2008	1.48	0.55

Fiscal Year Ended April 30, 2009
Quarter ended July 31, 2008	$3.22	$1.15
Quarter ended October 31, 2008	2.24	0.64
Quarter ended January 31, 2009	1.33	0.53
Quarter ended April 30, 2009	0.95	0.58

On January 15, 2010, the last reported sale price for our Common Stock as reported by the Nasdaq Global Market was $1.09 per share and there were approximately 787 holders of record of our Common Stock and one holder of record of our Series B Common Stock.

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

We did not repurchase any securities during the fourth quarter of fiscal 2009. Item 12 of Part III of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles and gives effect to the restatements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements. The Consolidated Statement of Operations data for the years ended April 30, 2007 (as restated), 2008 (as restated) and 2009 and the Consolidated Balance Sheet data as of April 30, 2007 (as restated) and 2008 (as restated) and 2009 have been derived from our audited consolidated financial statements included elsewhere in this 2009 Annual Report. The Consolidated Statement of Operations data for the year ended April 30, 2005 and 2006 and the Balance Sheet data as of April 30, 2005 and 2006 have been derived from audited financial statements not included in this 2009 Annual Report. Certain reclassifications have been made to amounts for fiscal years 2005 through 2008 to conform to the fiscal 2009 presentation. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this 2009 Annual Report.

	Year Ended April 30,
	2005	2006	2007	2008	2009
			(As Restated)	(As Restated)
	(all amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$10,672	$8,830	$10,663	$11,856	$975
Contract revenue from affiliate	—	—	—	2,178	13,752
Contract revenue from non-affiliates	12,310	10,952	7,016	12,463	8,531

Total revenue	22,982	19,782	17,679	26,497	23,258

Cost and expenses:
Cost of product sales	9,744	9,308	9,484	10,016	2,288
Research and development	15,735	17,775	14,146	17,499	25,177
Selling, general and administrative	9,996	10,333	15,811	16,077	13,889
Amortization and impairment of intangibles	1,660	1,661	1,674	1,676	7,021

Operating loss	(14,153)	(19,295)	(23,436)	(18,771)	(25,117)

Interest income (expense), net	951	894	(16)	(2,557)	(3,691)
Fair value adjustments of derivatives	—	—	1,248	(611)	27,693
Loss on modification of derivative instruments	—	—	—	—	(23,834)
Loss on settlement of derivative instruments	—	—	(281)	—	(4,294)
Minority interest in losses of subsidiary	—	56	811	1,719	—
Equity in earnings (losses) of affiliates		—	—	335	(733)
Other income (expense), net	80	1	7	(27)	1,985
Income tax expense	(7)	(2)	(2)	(2)	(2)

Loss from continuing operations	(13,129)	(18,346)	(21,669)	(19,914)	(27,993)
Income (loss) from discontinued operations(1)	30	(17,187)	(118,184)	(66,886)	—

Net loss	$(13,099)	$(35,533)	$(139,853)	$(86,800)	$(27,993)

Per share data—basic and diluted:
Loss from continuing operations	$(0.37)	$(0.35)	$(0.35)	$(0.26)	$(0.30)
Income (loss) from discontinued operations	0.00	(0.32)	(1.91)	(0.87)	—

Net Loss	$(0.37)	$(0.67)	$(2.26)	$(1.13)	$(0.30)

Weighted average number of shares outstanding— basic and diluted(2)	35,048	53,284	61,760	76,791	92,013

(1)	Consists of the operations of Tecstar Automotive Group, Inc. since the acquisition date of March 3, 2005. All of the historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in connection with the disposal of the businesses on January 16, 2008.
(2)	See Note 15 of the notes to the consolidated financial statements included elsewhere in this Annual Report for an explanation of the method used to determine the number of shares used to compute the net loss per share.

	April 30,
	2005	2006	2007	2008	2009
			(As Restated)	(As Restated)
	(all amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,134	$4,769	$2,526	$6,024	$2,621
Marketable securities held-to-maturity	36,103	15,000	—	—	—
Working capital (deficit)	58,369	26,435	15,159	(14,317)	(24,434)
Total assets	283,752	282,309	167,543	68,786	59,883
Derivative instruments	—	—	3,340	16,409	15,198
Long-term debt, less current portion	—	—	22,311	29,941	18,540
Total equity	219,208	191,593	80,198	1,786	5,132

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with the consolidated financial statements and related notes included elsewhere in this 2009 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described under “Risk Factors” and elsewhere in this 2009 Annual Report.

Restatement of Financial Statements

We have restated our previously issued consolidated financial statements to reflect certain accounting adjustments. Our restated consolidated financial statements include corrections to reflect the bifurcation of certain derivative liabilities associated with conversion features contained within two debt instruments that we issued in January 2008 and to reflect the derivative liabilities associated with warrants that we issued in October 2006, June 2007 and August 2008.

Our Convertible Note I debt instrument (issued on January 16, 2008) contains contract provisions that require us to (1) cause the shares delivered upon conversion of principal due under the convertible note to be duly listed for trading on the Nasdaq Global Market (or any successor trading market, as defined) concurrently with the issuance of such shares and (2) ensure that the holder may resell such shares pursuant to Rule 144 of the Securities Act (subject to any applicable holding period). Further, our Term Note B debt instrument contains a contract provision that requires us to deliver shares that may be resold pursuant to Rule 144 of the Securities Act (subject to any applicable holding period), if we elect to make the payment of the multiplier amount feature contained within the note using shares of our Common Stock. Based on further review of the contract provisions and communications with the Office of the Chief Accountant of the SEC (the “OCA”), we determined in our reassessment of the Convertible Note I and Term Note B debt instruments that compliance with these contractual requirements is not within our control. Paragraphs 12 and 13 of EITF 00-19 states that contracts that include any provision that could require net-cash settlement cannot be accounted for as equity, except in those limited circumstances in which holders of the underlying shares also would receive cash. Therefore, under EITF 00-19 we must assume net cash settlement because noncompliance is not considered to be an option. As a result, we concluded that the embedded features should be bifurcated, classified as liabilities, measured at fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair values being recognized in the respective period’s statement of operations.

We again reviewed all our warrant contracts and determined that we also misapplied the provisions of EITF 00-19 with respect to the warrants we issued in October 2006, June 2007 and August 2008. The warrants issued in October 2006, June 2007 and August 2008 contain certain provisions that could potentially require us to net cash settle the contracts in the event that a “change in control” transaction occurs and the holders of our Common Stock would not receive cash in connection with the transaction. Accordingly, we have determined in our reassessment that the warrants issued in October 2006, June 2007 and August 2008 should be considered derivatives, classified as liabilities, measured at fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair values being recognized in the respective period’s statement of operations.

The restatement also includes the effects of reclassifying a debt premium that resulted from the modification of a convertible debt instrument on January 31, 2007 to equity that was previously reported as a liability. The impact of the restatement on our previously issued financial statements is described more fully in Note 3 to our consolidated financial statements included elsewhere in this 2009 Annual Report.

The following table sets forth the effect of the restatement on our previously reported selected consolidated financial data:

	Year Ended April 30,
	2007	2007	2008	2008
	As previously reported	As restated	As previously reported	As restated
	(all amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$10,663	$10,663	$11,856	$11,856
Contract revenue from affiliate	—	—	2,178	2,178
Contract revenue from non-affiliates	7,016	7,016	12,463	12,463

Total revenue	17,679	17,679	26,497	26,497

Cost and expenses:
Cost of product sales	9,484	9,484	10,016	10,016
Research and development	14,146	14,146	17,499	17,499
Selling, general and administrative	15,811	15,811	16,077	16,077
Amortization and impairment of intangibles	1,674	1,674	1,676	1,676

Operating loss	(23,436)	(23,436)	(18,771)	(18,771)

Interest expense, net	(16)	(16)	(2,218)	(2,557)
Fair value adjustments of derivative instruments	—	1,248	—	(611)
Loss on settlement of derivative instruments	—	(281)	—	—
Minority interest in losses of subsidiary	811	811	1,719	1,719
Equity in earnings of affiliates	—	—	335	335
Other income (expense), net	7	7	(27)	(27)
Income tax expense	(2)	(2)	(2)	(2)

Loss from continuing operations	(22,636)	(21,669)	(18,964)	(19,914)
Loss from discontinued operations	(117,893)	(118,184)	(66,062)	(66,886)

Net loss	$(140,529)	$(139,853)	$(85,026)	$(86,800)

Per share data—basic and diluted:
Loss from continuing operations	$(0.37)	$(0.35)	$(0.25)	$(0.26)
Loss from discontinued operations	(1.91)	(1.91)	(0.86)	(0.87)

Net Loss	$(2.28)	$(2.26)	$(1.11)	$(1.13)

Weighted average number of shares outstanding—basic and diluted	61,760	61,760	76,791	76,791

	April 30,
	2007	2007	2008	2008
	As previously reported	As restated	As previously reported	As restated
	(all amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,526	$2,526	$6,024	$6,024
Working capital (deficit)	17,336	15,159	929	(14,317)
Total assets	167,543	167,543	68,786	68,786
Derivative instruments	—	3,340	—	16,409
Long-term debt, less current portion	27,157	22,311	33,624	29,941
Total equity	77,529	80,198	13,349	1,786

Company Overview

We are a fully integrated alternative energy company and a leader in the development and production of advanced propulsion systems, energy storage technologies, and alternative fuel vehicles. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and battery control system technologies for hybrid and hydrogen vehicles based on our years of experience in vehicle-level design, vehicle electronics, control strategies and system integration.

Our portfolio of technologies includes electronic controls, hybrid electric drive and control systems, hydrogen storage and metering systems, and alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in electric hybrid, fuel cell and other alternative fuel vehicles. We provide powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems for vehicles and other applications including hybrids, plug-in electric hybrids, fuel cell, other alternative fuels and hydrogen refueling. We also design, engineer and manufacture hybrid and fuel cell vehicles.

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

Execution of Business Combination Agreement

Subsequent to our fiscal year end, we entered into a definitive business combination agreement with Schneider Power, Inc. (Schneider Power) on November 24, 2009, under which we agreed to acquire all of the outstanding shares of Schneider Power in a stock-for-stock exchange. The purchase price payable by the Company is 0.236 of a common share of Quantum for each common share of Schneider Power. We will also assume all of Schneider Power’s outstanding warrants. As of November 24, 2009, Schneider Power had 70.3 million common shares outstanding, 1.4 million common shares subject to in-the-money stock options and 10.7 million common shares subject to the assumed warrants. As a result, upon closing of the transaction, we will issue approximately 16.8 million of its common shares and reserve an additional 2.5 million common shares for issuance upon exercise of the assumed warrants. Schneider Power is an alternative energy company based in Toronto, Ontario, Canada, with a wind and solar power generation development portfolio. The transaction is subject to the approval of at least two-thirds of the common shareholders of Schneider Power, government approvals and various customary terms and conditions. Upon closing, we have agreed to appoint an individual nominated by Schneider Power to serve on Quantum’s Board of Directors. In connection with the definitive business combination agreement, we agreed to loan Schneider Power up to $1.0 million to be used by Schneider Power for the purposes of paying the application fee and providing application security under Ontario’s feed-in-tariff program. Advances under the loan will accrue interest at 10.5% per year and the loan must be repaid on or before November 23, 2010. On November 25, 2009, $0.6 million was advanced to Schneider Power under the loan arrangement.

Financial Operations Overview

In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which current programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ vehicle applications. We also assess the degree to which we secure additional programs or new programs from our current or new OEM customers and the level of government funding we receive for propulsion systems and storage solutions. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our affiliates.

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

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest and income taxes.

Quantum Fuel Systems Segment

All product and contract revenues for continuing operations of the Company were generated by our Quantum Fuel Systems segment for all periods presented.

Our Quantum Fuel Systems segment supplies our advanced propulsion and fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs and certain governmental agencies through funded research and development contracts and on a prototype and production intent basis. This segment’s business operations primarily consist of design, integration and supply of electric drive and battery system technologies and manufacture and supply of packaged fuel for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Quantum Fuel Systems segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications.

Our Quantum Fuel Systems segment also generates contract revenue by providing engineering design and support to the OEMs, primarily Fisker Automotive in fiscal 2009 and to General Motors in prior fiscal years, so that our advanced propulsion systems integrate and operate with the OEM’s hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners.

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and the our board of directors.

In connection with the transfer of the Tecstar Automotive Group’s assets to our lender in January 2008, certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar

Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and are reported as discontinued operations.

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture based in Irvine, California and formed by us along with Asola’s majority shareholder, ConSolTec GmbH, for the production and distribution of mono and poly-crystalline silicon solar modules with initial an capacity of 45 MWp. Although we currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola), we executed a non-binding letter of intent on October 30, 2009 to transfer a 34% stake of Quantum Solar to an investor upon their investment of $20.0 million to be used exclusively for the future operations of Quantum Solar. Upon receipt of the investment, our controlling ownership stake will decline to 51%. All activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability.

Tecstar Automotive Group Segment

Prior to its disposal in January 2008, the Tecstar Automotive Group segment was comprised of virtually all of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions. In January 2008, we transferred substantially all the assets of our Tecstar Automotive Group segment to an affiliate of our secured lender pursuant to a strict foreclosure under Article 9 of the Uniform Commercial Code. As a result of the transfer, the Tecstar Automotive Group business segment (formerly consisting of all of the Tecstar businesses and operating units) ceased operations for purposes of our financial reporting. The Tecstar Automotive Group segment, prior to its disposal, engineered and integrated specialty equipment products into motor vehicle applications, primarily General Motors’ pick-up trucks and sport utility vehicles, provided vehicle build capabilities associated with military vehicle projects and provided design and powertrain services for high performance cars.

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

General Motors Relationship / Impairment of Strategic Alliance Intangible Asset

In 2002, we entered into a ten-year strategic alliance with General Motors. The agreements with General Motors comprising the strategic alliance were assumed by General Motors LLC when it purchased certain assets of the “Old GM” out of bankruptcy in July 2009 and remain in effect. We believe that our strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of our gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors have co-developed technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum since 1993, through which we provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

We issued 3.5 million shares of Common Stock and 1.0 million shares of Series B Common Stock to General Motors in connection with entering the strategic alliance. We recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the dates of their respective issuances, amounting to $16.5 million. We had been amortizing this intangible asset over the ten-year term of the strategic alliance with General Motors until January 31, 2009, at which time we wrote-off the remaining unamortized carry balance in connection with an impairment analysis discussed below.

General Motors has represented a significant portion of our historical revenue streams and although our relationship with General Motors and our commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under the strategic alliance continues, certain of our programs with General Motors experienced funding restraints as a result of General Motors’ deteriorating financial condition which ultimately culminated in General Motors filing for Chapter 11 in a U.S. bankruptcy court on June 1, 2009. Specifically, activities on certain next generation hydrogen fuel system programs have declined or have been terminated by General Motors with indications that existing and proposed new programs could experience extended delays.

Over the course of our fiscal 2009, the U.S. and world economy and the automotive industry had significantly deteriorated and measures implemented by the federal government to stabilize the domestic credit markets and the economy in late 2008 and early 2009 had not yet been realized to the extent expected. Beginning in December 2008, General Motors began receiving loans from the U.S. Treasury to avoid a financial collapse of their business. Furthermore, in early 2009, General Motors announced that vehicle sales for January 2009 and February 2009 were 49% and 53% lower than vehicle sales in the same period in 2008. On March 5, 2009, General Motors released its annual report for calendar 2008 in which their independent auditors raised substantial doubt about General Motors’ ability to continue as a going concern in their audit opinion. The January and February vehicle sales results for General Motors further supported the fact that the automotive industry was continuing to deteriorate and suffering its worse economic conditions in decades as automakers struggled due to the rise in unemployment, weakening consumer confidence, and lack of availability in the credit markets for consumer loans.

As a result of the deterioration in the automotive industry and the increased uncertainty surrounding General Motors’ ability to fund future hydrogen fuel cell projects under the strategic alliance, we believed that we were no longer able to reasonably forecast the long-term revenue streams under the strategic alliance and, as a result, we impaired the remaining $5.8 million unamortized balance of the intangible asset as of January 31, 2009 in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Although we impaired the remaining balance of the strategic alliance in January 2009, we continue to support development programs under the auspices of the strategic alliance and we believe that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the future once General Motors’ financial condition stabilizes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles and are included elsewhere in this report. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to bad debts, inventories, goodwill and intangible asset impairment valuations, warranty and recall obligations, debt obligations, derivatives, long-term service contracts, and contingencies and litigation, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We conduct a major portion of our business with a limited number of customers. For fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. General Motors represented a significant portion of our accounts receivable at April 30, 2009 and our historical revenue streams. Prior to filing this Annual Report, we collected substantially all of the amounts that were previously outstanding from General Motors at April 30, 2009. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We account for our ownership interests in Fisker Automotive, ALP (since April 10, 2008), and Asola under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” (APB 18) as a result of our ability to exercise significant influence over the operating and financial policies of these affiliates. Under APB 18, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

•

We periodically evaluate for impairment our long-lived assets, particularly goodwill and intangible assets relating to acquisitions and the intangible asset relating to the strategic alliance with General Motors (see General Motors Relationship / Impairment of Strategic Alliance Intangible Asset discussed above). Prior to the impairment of our remaining identifiable finite-lived intangible assets during fiscal 2009, these intangible assets were amortized over their estimated useful lives. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, goodwill and identifiable finite-lived intangible assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive industry and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the third quarter of fiscal 2009, in addition to the impairment analysis and write off in connection with the General Motors Strategic Alliance intangible asset, we also performed an interim impairment assessment of our goodwill recorded in the Quantum Fuel Systems reporting segment (our only continuing non-corporate reporting unit). The goodwill for this reporting unit had a carrying value of $30.4 million as of January 31, 2009 and April 30, 2009. We followed the guidance prescribed by paragraph 19 of SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142), known as the two-step test for our interim impairment assessment. In performing step one of the two step assessment, we first estimated the fair value of the reporting unit as of January 31, 2009 based on a number of different factors, namely, the market capitalization of our Common Stock and a discounted cash flow analysis under the income approach based on operating forecasts. Based on the factors analyzed, we determined that the fair value of our reporting unit exceeded our book value and, thus, the recorded goodwill is not considered to be impaired under the first step of the impairment assessment. As a result, we believe no impairment existed as of January 31, 2009 and the step two test was not considered necessary. We updated our impairment assessment as of April 30, 2009 and again determined that no impairment exists.

•

We account for embedded conversion features within certain of our debt instruments and provisions contained within certain of our warrant contracts as derivative instrument liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as further discussed in Notes 11 and 14. The share price of our Common Stock represents the underlying variable that gives rise to the value of the derivative instruments. In accordance with SFAS 133, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our Common Stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense.

•

We evaluate whether modifications to and restructuring of existing debt instruments result in substantial changes as defined by EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and/or in troubled debt restructurings as defined by FAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Significant management judgment is required and we use the assistance of independent valuation consultants to assist in these determinations and to estimate the fair value of the original and amended debt instruments as part of our evaluation. Different judgments could yield different results. If we determine that a substantial change has occurred with respect to the modifications, we treat the transaction as an extinguishment of the original debt and recognize a gain or loss on the debt retirement. If we determine that our lender has for economic or legal reasons related to our financial condition, granted us a concession that our lender would not otherwise consider, we treat the modifications as a troubled debt restructuring and analyze whether a gain should be recorded in connection with the concession.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of April 30, 2009, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R replaces FAS No. 141, Business Combinations (FAS 141). FAS 141R retains the fundamental requirements of FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. This statement is effective for us at the beginning of our 2010 fiscal year. We do not believe that the adoption of FAS 141R will have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of SFAS No. 133” (FAS 161). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, FAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. We adopted the disclosure requirements pursuant to SFAS 161 effective February 1, 2009. The adoption of SFAS 161 did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (APB 14-1). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash

(or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for us at the beginning of our 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We have not yet finalized our assessment of APB 14-1 but we do not believe the adoption of APB 14-1 will have a material impact on our financial position or results of operations based on our preliminary evaluation.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation. EITF 07-5 is effective for us at the beginning of our 2010 fiscal year and cannot be adopted early. We have not yet finalized our assessment of EITF 07-5 and have not yet determined whether the adoption of EITF 07-5 will have a material impact on our financial position or results of operations.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” (FAS 168). FAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under FAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

Results of Operations

Years Ended April 30, 2008 and 2009

Total revenues and operating loss for our continuing business segments and gross profit (loss) on our product sales for the years ended April 30, 2008 and 2009 were as follows (in thousands):

	Year Ended April 30
	2008	2009
	(in thousands)
Total Revenue
Quantum Fuel Systems	$26,497	$23,258
Corporate	—	—

Total	$26,497	$23,258

Operating Loss
Quantum Fuel Systems	$(7,340)	$(14,398)
Corporate	(11,431)	(10,719)

Total	$(18,771)	$(25,117)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	11,856	975
Cost of product sales	(10,016)	(2,288)

Gross profit (loss)	$1,840	$(1,313)

Revenues decreased in fiscal 2009 primarily related to a significant decline in product shipments and engineering services provided to General Motors in fiscal 2009 compared to fiscal 2008. The decline has been partially offset by increased development program activities provided to Fisker Automotive in fiscal 2009 versus the prior fiscal year.

Fisker Automotive comprised 8% and 59%, General Motors comprised 64% and 13%, and U.S. Army—TARDEC comprised 10% and 13%, of the total Quantum Fuel Systems segment revenue reported for the fiscal years ended April 30, 2008 and 2009, respectively.

Our overall operating loss increased $6.3 million, from $18.8 million in fiscal 2008 to $25.1 million in fiscal 2009 primarily as a result of a non-cash charge of $5.8 million in the third quarter of fiscal 2009 for the impairment of the unamortized balance of the intangible asset associated with our Strategic Alliance Agreement with General Motors, in addition to our overall lower revenues generated in fiscal 2009 as compared to the prior year.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment decreased $10.9 million, or 92%, from $11.9 million in fiscal 2008 to $1.0 million in fiscal 2009. Product sales in fiscal 2008 included shipments of hydrogen fuel storage systems associated with General Motors’ Equinox fuel cell vehicle program. Product sales declined significantly in fiscal 2009 as a result of the last shipment of all units ordered under General Motors’ Equinox program at the end of the fourth quarter of fiscal 2008. Internal resources previously dedicated to the Equinox production program were redirected near the beginning of fiscal 2009 to the development of General Motors’ next generation vehicle programs, military programs and development of the Q-Drive for Fisker Automotive.

Cost of product sales for the Quantum Fuel Systems segment decreased $7.7 million, or 77%, from $10.0 million in fiscal 2008 to $2.3 million in fiscal 2009 mainly due to the lower overall product sales volume, partially offset by an increase in inventory reserves and write-offs related to certain discontinued or cancelled hydrogen and fuel cell vehicle programs.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $3.1 million from positive $1.8 million in fiscal 2008 to negative $1.3 million in fiscal 2009 mainly attributable to the lower overall product sales volume, increases in inventory reserves, and reduced product margins as a result of higher absorption of fixed overhead costs per unit shipped.

Contract revenue for the Quantum Fuel Systems segment increased $7.7 million, or 53%, from $14.6 million in fiscal 2008 to $22.3 million in fiscal 2009. Contract revenue is derived primarily from system development and application engineering of our products under funded Fisker Automotive contracts, OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion. Near the beginning of our third quarter of fiscal 2009, activities on behalf of General Motors associated with next generation hydrogen fuel system programs declined or were terminated by General Motors with indications that existing and proposed new programs could experience extended delays. For fiscal 2009 and for the foreseeable future, our affiliate, Fisker Automotive, represents a significant portion of our revenues. We anticipate that Fisker Automotive will represent a majority of our revenues during fiscal 2010. Activities under the Fisker Automotive program to develop the hybrid electric powertrain for the Fisker Karma were expanded during fiscal 2009 and current year revenues represent twelve months of services provided to Fisker Automotive as compared to approximately four months of services provided to this affiliate in the prior fiscal year. We began the third phase of the Fisker Karma development program in April 2009 that includes system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle near the end of Calendar 2010. We anticipate that overall contract revenue in fiscal 2010 will decline over the level realized in fiscal 2009 primarily due to reduced levels of activities on the Fisker Karma development program during the first three quarters of fiscal 2010 resulting from delays in funding at Fisker Automotive related to the finalization of their Department of Energy loan. Although Fisker Automotive announced in September 2009 that they had received a conditional commitment from the U.S. Department of Energy (DOE) for $528 million in low interest loans that will be used by Fisker Automotive to complete the development of the Fisker Karma program and to develop a next-generation lower-cost plug-in hybrid vehicle, proceeds from the DOE loan commitment had not yet been made available to Fisker Automotive as of January 15, 2010.

Research and development expense associated with development contracts increased $8.1 million, or 92%, from $8.8 million in fiscal 2008 to $16.9 million in fiscal 2009 primarily related to increased levels of design and engineering activities associated with the Fisker Automotive Karma program during fiscal 2009 and activities associated with General Motors’ next generation vehicle programs in the first half of fiscal 2009.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.4 million, or 5%, from $8.7 million in fiscal 2008 to $8.3 million in fiscal 2009. Our internally funded research effort has shifted away from hydrogen storage, injection and regulation programs and is now more focused on solid-state components, hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance.

To further our research and development efforts in hybrid propulsion technologies, we submitted loan and grant requests with the DOE during the second half of fiscal 2009. If we are successful in obtaining proceeds under federal programs administered by the DOE, our research and development expense could increase significantly in future fiscal years as proceeds under these federal programs would allow us to expand our efforts to develop an advanced hybrid control strategy that optimizes the overall powertrain efficiency by enhancing the interaction between the engine/generator, traction battery and traction drive.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $1.4 million or 30%, from $4.6 million incurred in fiscal 2008 to $3.2 million incurred in fiscal 2009 and primarily related to a $1.2 million gain recognized during the second quarter of fiscal 2009 for an insurance settlement associated with facility damages and costs stemming from a flooding incident occurring in September 2007 that is included as an offset to selling, general and administrative expenses in the Quantum Fuel Systems segment. We anticipate that selling, general and administrative expenses for fiscal 2010 will be consistent (exclusive of the gain from the insurance settlement) with levels incurred during fiscal 2009.

Amortization and impairment of intangibles for the Quantum Fuel Systems segment relates to the Strategic Alliance Agreement with General Motors. The amortization expense in the first nine months of fiscal year 2009 was comparable to the first nine months of fiscal 2008 and amounted to $1.2 million. On January 31, 2009, the remaining unamortized balance of the intangible asset of $5.8 million was written off in connection with an impairment analysis (see General Motors Relationship / Impairment of Strategic Alliance Intangible Asset). As a result of the impairment, there was no amortization expense recognized in the fourth quarter of fiscal 2009 nor will there be any thereafter associated with the Strategic Alliance Agreement.

Operating loss for the Quantum Fuel Systems segment increased $7.1 million, from $7.3 million in fiscal 2008 to $14.4 million in fiscal 2009, primarily due to the impairment of the intangible asset in the third quarter of fiscal 2009 and lower levels of revenues generated during fiscal 2009. We expect the Quantum Fuel Systems segment to incur reduced levels of operating losses in fiscal 2010 as compared to fiscal 2009 primarily as a result of the non-recurrence of $7.0 million of impairment and amortization charges related to intangible assets recognized in fiscal 2009.

Corporate Segment

Corporate expenses decreased by $0.7 million in fiscal 2009 from $11.4 million in fiscal 2008 to $10.7 million in fiscal 2009. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and reported as discontinued operations on the accompanying consolidated statements of operations. Corporate expenses as a percentage of total consolidated revenues increased slightly to 46% for fiscal 2009 as compared to 43% for fiscal 2008. We expect the level of corporate expenses in fiscal 2010 to increase as compared to fiscal 2009 primarily as a result of certain proceeds from a life insurance settlement recorded in fiscal 2009 as an offset to Corporate Segment general and administrative expenses that are not expected to be recurring in nature and additional audit and consulting costs to be incurred in fiscal 2010 to analyze and restate our consolidated financial statements to correct errors in accounting for derivative instruments.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $3.7 million in fiscal 2009 as compared to $2.6 million incurred in fiscal 2008 (as restated) and primarily relates to debt instruments, as amended, payable to our current lender in which proceeds were initially provided in January 2007. Interest expense for fiscal 2009 includes $0.2 million of additional expense related to amortization of debt origination costs which equaled the amortization expense incurred in fiscal 2008. Interest earned on cash deposits was nominal during fiscal 2008 and was $0.3 million for fiscal 2009.

Fair Value Adjustments of Derivative Instruments. Derivative instruments consist of embedded features contained within our Convertible Note I and Term Note B debt instruments and warrant contracts referred to as the October 2006 Warrants, the June 2007 Warrants and the August 2008 Warrants. Fair value adjustments of derivative instruments amounted to a gain of $27.7 million in fiscal 2009 as compared to a loss of $0.6 million in fiscal 2008 (as restated). The share price of our Common Stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with SFAS 133, changes in fair value of the derivatives resulting from a movement in the share price of our Common Stock or the passage of time are recognized each period. In fiscal 2009, the gain was primarily attributable to the significant decline in our share price over the course of the fiscal year that reduced the fair value of the derivative instrument liabilities.

Loss on Modification of Derivative Instruments. As a result of contractual modifications executed on May 30, 2008 to the embedded derivative feature contained within Term Note B that immediately increased the fair value of the derivative instrument liability by $23.8 million, a loss on modification of debt was recognized in fiscal 2009 (see further discussion of the nature of the changes in Note 11 of Notes to Consolidated Financial Statements).

Loss on Settlement of Derivative Instruments. During fiscal 2009, our lender requested conversions of $10.2 million of debt principal under the provisions of a convertible note. In connection with the issuance of our common shares (which had a fair value of $18.8 million on the settlement dates) in satisfaction of the principal converted and shares required pursuant to a Make-Whole Amount provision contained in the note, portions of the derivative instrument liability associated with the conversion feature were also extinguished in the total amount of $4.2 million. The difference between the fair value of the shares issued and the extinguishment of the liabilities during fiscal 2009 was recognized as a loss on settlement of $4.4 million. There were no conversions by the lender or warrant exercises associated with derivative instruments in fiscal 2008 and therefore, no gain or loss was recognized in the prior year for settlements of derivative instruments.

Minority Interest in Losses of Subsidiaries. During fiscal 2008, our net losses were reduced by $1.7 million for the portion of losses incurred by our affiliate, ALP, which was allocated to ALP’s minority equity interests through the period that we consolidated our ownership interest in ALP. As a result of dilution in our equity voting interests in ALP below a controlling level on April 10, 2008, we deconsolidated ALP and began recording our ownership interest in ALP under the equity method of accounting.

Equity in Earnings (Losses) of Affiliates. During fiscal 2009 we recognized negative $0.8 million representing our equity share in losses of ALP as compared to zero recognized in fiscal 2008. We recognized $0.1 million in fiscal 2009 representing our share of Asola’s profits for the 12 month period ending April 30, 2009 as compared to $0.3 million that we recognized in the prior fiscal year representing our share of Asola’s profits for the four month period subsequent to our acquisition of our equity interest in Asola in January 2008. Our ownership in our affiliate, Fisker Automotive, since its formation in August 2007, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive under the equity method as our net investment balance in this affiliate is zero and we have no obligation to fund deficit balances of the business.

Other income. We recorded other income of $2.0 million during fiscal 2009 in connection with a life insurance settlement payment that was received in connection with the death of our Chief Operating Officer in September 2008 who had been on paid medical leave since December 2007. No other income was recognized for fiscal 2008.

Income Taxes. Our income tax expense is minor for both fiscal periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for fiscal 2010.

Discontinued Operations—Tecstar Automotive Group Segment

The Tecstar Automotive Group business segment ceased operations on January 16, 2008 in connection with the transfer of substantially all of its assets. Accordingly, the activities of the Tecstar Automotive Group reporting segment are reported as a single line item in the accompanying consolidated statements of operations as loss from discontinued operations.

The discontinued operations of the Tecstar Automotive Group business segment generated income (losses), net of tax effects, of $66.9 million of losses for fiscal 2008 (as restated). Included in fiscal 2008 (as restated) was a gain of $8.6 million recognized in connection with the disposal.

Results of Operations

Years Ended April 30, 2007 and 2008

Total revenues and operating loss for our continuing business segments and gross profit (loss) on our product sales for the years ended April 30, 2007 and 2008 were as follows (in thousands):

	Year Ended April 30
	2007	2008
	(in thousands)
Total Revenue
Quantum Fuel Systems	$17,679	$26,497
Corporate	—	—

Total	$17,679	$26,497

Operating Loss
Quantum Fuel Systems	$(12,444)	$(7,340)
Corporate	(10,992)	(11,431)

Total	$(23,436)	$(18,771)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	10,663	11,856
Cost of product sales	(9,484)	(10,016)

Gross profit (loss)	$1,179	$1,840

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

Fisker Automotive comprised 0% and 8%, General Motors comprised 70% and 64%, and U.S. Army—TARDEC comprised 5% and 10%, of the total Quantum Fuel Systems segment revenue reported for the fiscal years ended April 30, 2007 and 2008, respectively.

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

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.6 million, or 50%, from $1.2 million in fiscal 2007 to $1.8 million in fiscal 2008. The increase in fiscal 2008 is mainly attributable to higher margins associated with hydrogen fuel storage systems shipped in fiscal 2008 compared to margins on less technologically-advanced compressed natural gas fuel systems shipped in fiscal 2007.

Contract revenue for the Quantum Fuel Systems segment increased $7.6 million, or 109%, from $7.0 million in fiscal 2007 to $14.6 million in fiscal 2008. Contract revenue is derived primarily from system development and application engineering of our products under funded automotive OEM contracts, and other funded contract work with the U.S. military and other government agencies. During fiscal 2008, we completed concept development services for a production intent hybrid-electric vehicle for our affiliate, Fisker Automotive, under a $1.0 million contract. Under a $13.5 million vehicle development contract with Fisker Automotive that ran though March 2009, we also developed powertrain and software control systems for our plug-in hybrid electric vehicle architecture that will be integrated into the Fisker Karma. Contract revenue is recognized as work progresses on fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenue is subject to revisions as the contracts progress to completion.

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

Amortization of intangibles for the Quantum Fuel Systems segment primarily related to the Corporate Alliance Agreement with General Motors. The expense in fiscal year 2008 was the same as in fiscal 2007 and amounted to $1.7 million.

Operating loss for the Quantum Fuel Systems segment decreased $5.1 million, or 41%, from $12.4 million in fiscal 2007 to $7.3 million in fiscal 2008. This improvement mainly related to higher margins earned on product shipments and customer development programs due to the shift in product mix and technology focus over fiscal 2007.

Corporate

Corporate expenses increased by $0.4 million, or 4%, from $11.0 million in fiscal 2007 to $11.4 million in fiscal 2008. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Certain historical indirect expenses of the Corporate segment that were directly attributable to the Tecstar Automotive Group business activities and would not have been incurred had the Tecstar Automotive Group business segment not existed, have been reclassified and reported as discontinued operations on the accompanying consolidated statements of operations. Corporate expenses as a percentage of total consolidated revenues decreased to 43% for fiscal 2008 as compared to 62% for fiscal 2007.

Non-Reporting Segment Results

Interest Income and Expense. Interest expense, net of interest income, amounted to $2.6 million in fiscal 2008 (as restated) as compared to net interest expense of $16,000 realized in fiscal 2007. Interest expense primarily relates to debt instruments payable to our current lender in which proceeds were initially provided in January 2007. Interest earned on investments has been insignificant since we liquidated our existing portfolio in December 2006. Interest expense for fiscal 2008 includes $0.2 million of additional expense related to amortization of debt origination costs.

Fair Value Adjustments of Derivative Instruments. Derivative instruments in fiscal 2007 and fiscal 2008 consist of embedded features contained within our Convertible Note I and Term Note B debt instruments originating on January 16, 2008 and warrant contracts referred to as the October 2006 Warrants and the June 2007 Warrants. Fair value adjustments of derivative instruments amounted to a loss of $0.6 million in fiscal 2008 (as restated) as compared to a gain of $1.2 million in fiscal 2007 (as restated). The share price of our Common Stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with SFAS 133, changes in fair value of the derivatives resulting from a movement in the share price of our Common Stock or the passage of time are recognized each period.

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

Equity in Earnings of Affiliate. We account for our ownership interest in Asola, acquired on January 4, 2008, under the equity method of accounting. During fiscal 2008, we recorded our share of Asola’s earnings for the period subsequent to the transaction, which amounted to $0.3 million. Our ownership interest in Fisker Automotive, since the formation on August 7, 2007 and our ownership interest in ALP, since April 10, 2008, are also accounted for under the equity method of accounting; however, we did not recognize any losses realized by these two affiliates in fiscal 2008 under the equity method as our net investment balance in these two affiliates was zero and we had no obligation to fund deficit balances of the businesses.

Income Taxes. Our income tax expense was nominal for both fiscal 2007 and fiscal 2008 primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future.

Discontinued Operations—Tecstar Automotive Group Segment

The Tecstar Automotive Group business segment ceased operations on January 16, 2008 in connection with the transfer of substantially all of its assets. Accordingly, the activities of the Tecstar Automotive Group reporting segment are reported as a single line item in the accompanying consolidated statements of operations as loss from discontinued operations.

The discontinued operations of the Tecstar Automotive Group business segment generated losses, net of tax effects, of $118.2 million and $66.9 million in fiscal 2007 (as restated) and fiscal 2008 (as restated), respectively. The Tecstar Automotive Group business segment incurred a loss from business operations of $75.5 million during fiscal 2008 (as restated) prior to the date of disposal and a gain of $8.6 million was recognized in connection with the disposal.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities of our continuing operations during fiscal 2009 was $16.9 million as compared to $13.2 million used during fiscal 2008, which excludes cash used in discontinued operations. The cash used during fiscal 2009 is primarily due to a net loss from continuing operations of $13.6 million before the non-cash effects of changes in fair value of derivative instruments, depreciation, and amortization, impairment of intangible asset, share-based compensation charges, and other items. We also used $3.3 million in cash as a result of net changes in operating assets and liabilities. These changes included cash inflows from net reductions in accounts receivable of $4.3 million; net reduction in inventories of $1.6 million; cash outflows related to an increase in prepayments to affiliates of $4.7 million primarily associated with payments to Asola under the solar cell supply agreement; and a decrease of $4.8 million related to deferred revenue and other accrued liabilities. During the fourth quarter of fiscal 2009, we used $3.5 million in cash from operating activities of continuing operations. We expect the net cash to be required for operating activities during fiscal 2010 will be at a similar level as compared to the amount used for operating activities in fiscal 2009.

Net cash used in investing activities of our continuing operations during fiscal 2009 was $9.7 million as compared to net cash used of $12.6 million during fiscal 2008. The cash used for investing activities in fiscal 2009 relates in part to the payment on our obligation to Asola of $1.9 million that was required as part of our acquisition of the initial equity investment, a loan to Asola in the amount of $2.2 million, payments made on solar module manufacturing equipment under construction in the amount of $2.1 million for the U.S. based solar facility, and $1.9 million in tenant improvements and new equipment purchases associated with the relocation of our engineering and manufacturing operations to a new facility in Lake Forest, California. During fiscal 2009 we also invested $0.8 million in our affiliate Advanced Lithium Power, Inc. A significant portion of the cash used during fiscal 2008, amounting to $9.6 million for the prior year period, was provided to Tecstar Automotive Group and its subsidiaries in the form of equity advances to fund operating losses of this discontinued business segment. These equity advances ceased in connection with the disposal of the business segment in January 2008.

Net cash provided by financing activities of our continuing operations during fiscal 2009 was $23.2 million as compared to $29.2 million during fiscal 2008. Cash provided during fiscal 2009 consisted principally of $17.7 million in net proceeds received in connection with our sale of stock and issuance of warrants in a registered direct offering that closed on August 25, 2008. The net proceeds from the transaction were allocated $10.4 million to the stock issued and $7.3 million to the warrants that are classified as derivative instruments. We also received $7.5 million in proceeds from our lender under a new term loan and $0.6 million from the exercise of warrants of our Common Stock during fiscal 2009 and made principal payments of $2.7 million on our outstanding term debt.

Capital Resources

Private Placement Transaction

Subsequent to our fiscal year end, on September 4, 2009, we completed a private placement transaction that yielded cumulative gross proceeds of $12.3 million ($3.9 million received in the first tranche completed on August 3, 2009 and $8.4 million received in the second tranche) from the sale of 20.1 million shares of our Common Stock at a price of $0.61 per share. The net amount raised from the transactions, after deducting placement agent fees and offering expenses, was approximately $10.8 million.

In connection with the private placement, investors received warrants to purchase 2.0 million shares of our Common Stock at an exercise price of $0.85 per share to the investors. The warrants can be exercised beginning in February 2010 of which 0.6 million relate to warrants issued in August 2009 that expire in August 2016 and 1.4 million relate to warrants issued in September 2009 that expire in September 2016. In connection with the transaction, the placement agent also received 1.0 million in warrants to purchase shares of our Common Stock at an exercise price of $0.85 per share that can be exercised beginning in March 2010 of which 0.7 million expire in September 2012 and 0.3 million expire in September 2014.

Public Offering

On August 25, 2008 we completed a public offering transaction to a single investor that yielded gross proceeds of $19.1 million from the sale of 9.0 million shares of our Common Stock at a price of $2.12 per share. The Common Stock and warrants to purchase Common Stock were issued pursuant to a prospectus supplement dated August 20, 2008, in connection with a takedown from our shelf registration statement on Form S-3, which became effective on July 14, 2008.

The investor also received warrants in connection with the transaction to purchase 13.5 million shares of our Common Stock at an initial exercise price of $4.00 per share. The warrants can be exercised at any time and expire in August 2015. The warrants contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change in Quantum in the future. Since the contractual provisions that could require us to net-cash settle the warrants are not within our control, equity classification is precluded under EITF 00-19. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair value being recognized in the respective period’s statement of operations.

Further, the warrants contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our Common Stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our Common Stock at a price below $4.00, provided that the exercise price cannot be reset below $1.93. The exercise price of the warrants was reset to $3.78 per share in connection with the incremental borrowings received from our lender on July 10, 2009 that is discussed further below, and reset to $3.59 per share and then to $3.25 per share in connection with the closing of the first and second tranches of the private placement transaction that closed on August 3, 2009 and September 4, 2009, respectively.

As a result of exercise price resets to date and in the event of further price resets to the warrants, the number of shares of our Common Stock that is subject to such warrants contractually increases so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the warrants increased by 0.8 million on July 10, 2009, 0.8 million on August 3, 2009 and 1.6 million on September 4, 2009. Any resets to the exercise price of the warrants in the future will have an additional dilutive effect on our existing shareholders.

Lender Commitment and Debt Obligations

As of April 30, 2009, we have outstanding debt obligations to our lender totaling $32.5 million, consisting of (i) a convertible note dated May 30, 2008, as amended, with an initial principal balance of $16.2 (Convertible Note I), (ii) a term note dated January 31, 2007, as amended, with an initial principal balance of $10 million (Term Note A), (iii) a term note dated January 16, 2008, as amended, with an initial principal balance of $10 million (Term Note B), and (iv) a term note dated May 30, 2008, with an initial principal balance of $7.5 million (Term Note C). The contractual terms of the outstanding notes as of April 30, 2009 and the subsequent period modifications and other significant transactions that have affected our debt obligations is more fully described in Notes 11 and 22 of the Notes to Consolidated Financial Statements.

On July 10, 2009, we and our lender agreed to a series of modifications to our credit facilities and incremental borrowings. In connection with the modifications, the amount of outstanding principal and unpaid interest on Term Note A of $6.6 million on that date was replaced with a new convertible note in that amount issued to our lender (Convertible Note II) and we received an additional $3.0 million in proceeds in exchange for a new convertible note issued to the lender (Convertible Note III).

Since April 30, 2009, the lender has converted $2.9 million; $2.7 million and $1.2 million of principal under Convertible Note I, Convertible Note II and Convertible Note III, respectively, through November 24, 2009 and we issued 7.5 million common shares in connection with the conversions. In addition, we issued 5.9 million shares to satisfy $3.9 million pursuant to a lender principal demand under Term Note B made on November 24, 2009 and we repaid the entire principal balance of $7.9 million on Term Note C that was outstanding on April 30, 2009 by issuing a total of 9.1 million common shares to the lender in transactions completed during May, October and November of 2009.

On November 24, 2009, we and our lender agreed to modify the maturity date for each of the three convertible notes referred to above to March 31, 2011 in connection with a consent fee arrangement. Under the consent fee arrangement that is more fully described in Note 22 of the Notes to Consolidated Financial Statements, our lender agreed to give its consent to us to enter into a definitive business combination agreement to acquire all the shares of Schneider Power in a stock-for-stock exchange. The consent fee is $3.0 million unless the acquisition arrangement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid in exchange for a promissory note (the “Consent Fee Note”) that we issued to the lender. The Consent Fee Note is subject to upward adjustment (up to a maximum of $6.0 million) and we have the option to pay the amount due under the Consent Fee Note in cash or in shares of our Common Stock; provided, however, to pay using shares the volume weighted average share price for the five (5) business days immediately preceding the date that a demand or call is made (“VWAP Price”) must be at least $0.50. The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if our VWAP Price would be below $0.50 at the time of the demand.

As discussed above and in the notes to our consolidated financial statements, we have modified and/or repaid all or portions of the debt obligations that were outstanding at April 30, 2009 subsequent to our fiscal year end. All principal reductions on our debt obligations since April 30, 2009 have been made in shares of our Common Stock as allowed under the terms of each of the notes. In addition, all of our outstanding debt instruments at the time of filing this 2009 Annual Report have structures that allow for the payment of future required principal reductions in shares of our Common Stock, subject to certain conditions, until at least March 31, 2011. Further, we believe the amended terms of our debt obligations results in the elimination of any contractual requirement for us to use our cash or other working capital to satisfy any scheduled principal maturities, lender principal demands or lender conversions prior to March 31, 2011, which assumes the issuance of our shares will continue to satisfactorily settle any required debt extinguishments that allow for share settlement.

Effective with the modifications executed on July 10, 2009 and November 24, 2009 with our lender, we also have a $10.0 million unconditional commitment that was initially secured on May 30, 2009 from our lender (May 2008 Commitment) that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party under the commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither the lender nor us has exercised the option under the May 2008 Commitment.

Should we choose to draw on the amended May 2008 Commitment, our lender has the option to choose between either of the following two investment structures: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principle at our option under a PIK provision and (ii) a senior secured straight note that redeems in cash at 130% of face value after one year. In addition, we may only exercise up to $2.5 million in any 30 day period and is required to provide our lender with a five day notice period of our intent to draw on the commitment. In exchange for extending the commitment, we granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into our Common Stock at a price equal to the market price.

Liquidity

Our principal sources of liquidity amount to $26.4 million, consisting of $2.6 million of cash and cash equivalents at April 30, 2009, $3.0 million in proceeds obtained from our lender in connection with a convertible note issued on July 10, 2009; $10.8 million in net proceeds obtained in the private placement transaction that was completed on September 4, 2009, and $10.0 million of committed funding from our lender that is available to be drawn through March 31, 2011.

The ratio of current assets to current liabilities decreased from 0.6 as of April 30, 2008 (as restated) to 0.3 as of April 30, 2009. Our current liabilities exceed our current assets as of April 30, 2008 and 2009 primarily as a result of debt principal obligations and derivative instruments that are classified as current liabilities because there is a chance that they may require cash settlement over the next 12 months; however, we do not anticipate that we will be required to use cash to settle the debt principal and derivative instruments thru at least April 30, 2010. During fiscal 2009, our total working capital deficit increased by $10.1 million, from a deficit of $14.3 million at April 30, 2008 (as restated) to a deficit of $24.4 million at April 30, 2009. The change was mainly due to an increase in the portion of our debt obligations that are classified as current from $7.2 million as of April 30, 2008 (as restated) to $14.1 million as of April 30, 2009.

As discussed further in Notes 11 and 22 in the Notes to Consolidated Financial Statements, we had $32.5 million of outstanding principal and interest balances on debt instruments with our lender as of April 30, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of our common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside the control of the Company and as such, require us to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in Chapter 3A, Working Capital, of Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins” (ARB 43), because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that we potentially default on certain provisions contained within the debt instruments. As such, the debt obligations with our lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by ARB 43, even though liquidation is not expected to be required within that period. Further, SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced an amendment of ARB No. 43, Chapter 3A,” amends ARB 43 and allows for a short-term obligation that is scheduled to mature during the ensuing fiscal year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at April 30, 2009, amounting to $18.4 million, was settled in shares of our common stock subsequent to the fiscal 2009 year end. As a result, we have classified the portion of our debt settled in shares after the year end as a non-current liability at April 30, 2009 and the remaining principal amounts owed of $14.1 million, in addition to the fair value of the derivative instruments associated with the debt of $3.8 million, as current liabilities on the Consolidated Balance Sheet at April 30, 2009. We also have derivative instruments associated with warrant contracts with a fair value of $11.4 million at April 30, 2009 that we classify as current liabilities consistent with the guidance in ARB 43, even though liquidation is not expected to be required within one year of the balance sheet date.

For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments. Even though we have classified a total of $29.3 million of debt obligations and derivative instrument liabilities as current liabilities, we do not anticipate that we will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to April 30, 2010. We also expect to be able to maintain compliance with the provisions of our debt instruments through at least April 30, 2010.

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $13.2 million and $16.9 million in cash for continuing operating activities during fiscal 2008 and fiscal 2009, respectively. From our inception through April 30, 2009, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our Common Stock and borrowings with financial institutions and our lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plan and intentions to fund operations through at least April 30, 2010.

Although our current operating plan anticipates increased revenues and improved profit margins over the next two years, we have experienced a decline in revenues during the first three quarters of fiscal 2010, primarily due to delays by Fisker Automotive in the development and production launch of the Fisker Karma vehicle, that has required us to continue to use a significant amount of cash in our operations and may require us to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, we believe that our working capital and principal sources of liquidity are sufficient to fund the operating activities and obligations through at least April 30, 2010. To meet these funding requirements, we may have to draw down on some or all of the unconditional commitment from our lender or alternatively raise capital through public or private offerings of equity or debt securities.

We also believe additional financing, if required, can be adequately sourced; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. If we are unable to secure the additional funding we need, we may need to curtail our operations or take other actions in order to continue to operate as a going concern. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

Although we believe we have sufficient available capital to cover our existing operations and obligations, we will need to raise additional capital in order to complete our planned $12 million solar module manufacturing operation in Irvine, California and to further develop the next generation of our Q-Drive hybrid electric propulsion system. In addition, our long-term future cash requirements will depend on numerous factors, including our revenue base, our profit margins, our product development activities, our ability to commercialize our hybrid and fuel propulsion systems, market acceptance of our products and controlling costs. We expect to devote substantial capital resources to fund expected losses, continue development programs, developing a manufacturing infrastructure for our products and meeting our debt obligations. Additionally, we anticipate that we will need to raise additional funds for strategic business opportunities to achieve commercialization of our products, to develop facilities for mass production of those products, and to fund future operating activities and contractual commitments. The amount of additional financing that we may need to raise for our long-term cash requirements cannot be reasonably estimated at this time but will be directly related to our ability to increase revenues, control costs, and secure governmental grants and loans. We believe we can raise the necessary level of additional capital that will be required for our expansion through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of April 30, 2009 (see Notes 5, 11 and 13 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$17,813,579	$2,530,859	$5,562,105	$5,907,564	$3,813,051
Long-Term Debt	32,667,667	46,112	32,592,446	29,109	—
Scheduled Interest Payments	4,736,301	2,500,431	2,235,870	—	—
Employment Agreements(1)	5,123,020	4,788,910	334,110	—	—
Purchase Obligations(2)	150,419,025	7,653,038	31,634,325	39,612,600	71,519,063

Total	$210,759,592	$17,519,350	$72,358,856	$45,549,273	$75,332,114

(1)	Includes agreements in place as of May 1, 2009 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executive officers, see the text of the employment agreements, the filing dates of which are referenced as exhibits to this report.
(2)	Consists of our unconditional obligations to purchase solar cells from Asola and to provide our share of prepayments to Asola associated with a solar cell purchase arrangement (see Off Balance Sheet Disclosures below).

Research and Development Funding Commitment. Pursuant to our Corporate Alliance Agreement with General Motors that remains in place and was not affected by the June 2009 bankruptcy filing of General Motors (which they exited on July 10, 2009 with the assumption of the agreements comprising the strategic alliance), we have committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of our fuel cell related products. Since this commitment was waived or partially waived by General Motors for each of the calendar years 2002 through 2008, we anticipate that this commitment will be waived or partially waived in the future. During fiscal 2009, there were no directed research and development activities pursuant to the agreement.

Royalties. Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, we are obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the Corporate Alliance Agreement. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, we will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. As of April 30, 2009, no revenue sharing payments have been applicable.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in our Common Stock pursuant to the terms of our derivative instrument liabilities associated with our convertible note and our Term Note B debt obligations (as further described in Notes 11 and 22 of the Notes to Consolidated Financial Statements) and warrants issued in October 2006, June 2007 and August 2008 (as further described in Notes 14 and 22 of the Notes to Consolidated Financial Statements). The share price of our Common Stock represents the “underlying” variable that gives rise to the value of our derivative instruments. In accordance with SFAS 133, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our Common Stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.72 per share on April 30, 2009, the fair value of our derivative instruments would increase and a charge in the amount of $1.8 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at April 30, 2009	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value
Embedded conversion feature under Convertible Note I	$305,000	$52,000	$357,000
Embedded principal multiplier feature under Term Note B	3,493,000	750,000	4,243,000
Warrant contracts issued in October 2006	4,395,000	33,000	4,428,000
Warrant contracts issued in June 2007	3,630,000	608,000	4,238,000
Warrant contracts issued in August 2008	3,375,000	405,000	3,780,000

	$15,198,000	$1,848,000	$17,046,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The exchange rate was one euro equal to 1.33 U.S. dollars as of April 30, 2009. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro or US$150.4 million based on the currency exchange rate at April 30, 2009; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$15.0 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar. Net foreign currency transaction gains or losses were not significant during fiscal 2009.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of April 30, 2009, we had outstanding contractual commitments to purchase 0.3 million euros for the month of September 2009 at fixed exchange rates of one euro equal to 1.26 U.S. dollars.

Off Balance Sheet Disclosures

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (the “Supply Agreement”) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments to Asola in connection the Supply Agreement. As of November 30, 2009, we had provided Asola with 3.0 million euro of the 4.5 million euro cumulative required by September 1, 2009 for our share of prepayments under the Supply Agreement. We have not purchased any solar cells under the Asola Arrangement and we are still obligated to provide an additional 1.5 million euros to Asola to satisfy its share of the prepayment requirement that was scheduled to be remitted by September 1, 2009. Asola has not initiated or threatened to take any action against us in connection with our obligations to Asola under the Asola Arrangement in light of Asola’s extensive dialogue with its cell supplier over the course of calendar 2009 that remains unresolved and is discussed further below.

Over the first half of calendar 2009, the worldwide supply of solar cells has increased and suppliers in the industry have been lowering prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these recent price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through April 30, 2009 and November 30, 2009, Asola has only taken delivery of cells with approximately 0.1 million watts of power and has not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that we anticipate would allow Asola and us to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they become unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $9.5 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at April 30, 2009.

We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt.

We anticipate establishing a $12 million solar photovoltaic module manufacturing operation in Irvine, California during fiscal 2010. As of April 30, 2009, this operation has used approximately $2 million to initiate construction of manufacturing equipment and will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational. We do not plan to acquire these assets until we raise a level of additional capital to be able to fund these new assets and maintain sufficient levels of working capital for our overall business (see Liquidity).

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our Common Stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our Common Stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. A private placement completed in June 2007 triggered a contractual reset of the exercise price of the remaining outstanding October 2006 Warrants to $1.50 per share. The exercise price of the October 2006 Warrants was further reset to $0.68 per share as a result of the issuance of shares to satisfy principal reduction obligations under Term Note C on May 1, 2009 and reset to $0.61 per share in connection with the closing of the first tranche of the private placement transaction that closed on August 3, 2009. The exercise price of the August 2008 Warrants was reset to $3.78 per share in connection with the incremental borrowings received on July 10, 2009, and reset to $3.59 per share and then to $3.25 per share in connection with the closing of the first and second tranches of the private placement transaction that closed on August 3, 2009 and September 4, 2009, respectively.

As a result of exercise price resets to date and in the event of further price resets to the October 2006 Warrants and/or the August 2008 Warrants, the number of shares of our Common Stock that is subject to such warrants contractually increases so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants increased by 1.4 million, 4.0 million and 0.9 million on June 22, 2007, May 1, 2009 and August 3, 2009, respectively, and the number of shares subject to the August 2008 Warrants increased by 0.8 million on July 10, 2009, 0.8 million on August 3, 2009 and 1.6 million on September 4, 2009. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

We evaluate the warrants provided in connection with each of our private placements or public offerings in accordance with EITF 00-19 and SFAS 133 and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007 and August 2008. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006 due to the fact that these warrants are required to be physically settled in shares of our Common Stock and there are no provisions that could require net-cash settlement. The proceeds from the transaction that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments have been classified as permanent equity. The classification as equity for the June 2006 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair values being recognized in the respective period’s statement of operations. We have not yet concluded on the classification of and the accounting for the August 2009 Warrants and the September 2009 Warrants that were issued subsequent to the fiscal 2009 period end.

On November 24, 2009 and in connection with a definitive business combination agreement, we agreed to loan Schneider Power up to $1.0 million to be used by Schneider Power for the purposes of paying the application fee and providing application security under Ontario’s feed-in-tariff program. Advances under the loan will accrue interest at 10.5% per year and the loan must be repaid on or before November 23, 2010. On November 25, 2009, we advanced $0.6 million to Schneider Power under the loan arrangement.

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

Based on their evaluation as of April 30, 2009, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of April 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2009, we identified a material weakness over the accounting for and disclosure of derivatives associated with debt and warrant instruments because we lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities,” and other relevant guidance was appropriate. Procedures related to identifying derivative instruments and disclosing derivative instruments in accordance with SFAS No. 133 did not operate properly and this material weakness resulted in a restatement of our prior financial statements. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of April 30, 2009 based on the criteria in Internal Control - Integrated Framework.

Ernst & Young LLP, our independent registered public accounting firm, audited the effectiveness of our internal controls over financial reporting and, based on that audit, issued their report which follows on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Quantum Fuel systems Technologies Worldwide, Inc.

We have audited Quantum Fuel systems Technologies Worldwide, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Quantum Fuel systems Technologies Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness over the accounting for and disclosure of warrants and derivative instruments due to a lack of technical expertise and adequate procedures to ensure that warrants and derivative instruments are accounted for in accordance with relevant generally accepted accounting principles. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Quantum Fuel systems Technologies Worldwide, Inc. as of April 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated January 25, 2010 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Quantum Fuel systems Technologies Worldwide, Inc. has not maintained effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Orange County, California

January 25, 2010

(c) Changes in Internal Control Over Financial Reporting

Since April 30, 2009, we have developed and implemented a remediation plan to address the identified material weakness as follows: (i) we increased our technical expertise of the generally accepted accounting principles associated with accounting for derivative instruments, including the appropriate application of SFAS No. 133 and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” to embedded features within certain of our debt instruments and provisions within certain of our warrant contracts and (ii) we enhanced internal procedures to better identify derivative financial instruments. Based on the foregoing, we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as it relates to accounting for derivative instruments.

We believe that the actions described above will remediate the material weakness control deficiency we have identified and strengthen our control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may determine to supplement or modify the remediation measures described above.

Other than with respect to the identification of the material weakness over the accounting for derivatives instruments discussed above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On July 8, 2009, we received a notice from our landlord asserting that we were in default under the terms of our Lake Forest, California, facility lease agreement. On September 18, 2009, the facility lease was amended and the defaults that were previously asserted were waived by the landlord.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Amended and Restated Certificate of Incorporation (Certificate of Incorporation) gives our board of directors the authority to fix from time to time the size of our board; provided, that, the number shall not be less than four nor more than eleven. The size of our board is currently fixed at seven members. In accordance with our Certificate of Incorporation and Amended and Restated Bylaws, the terms of office of our board of directors is divided into three classes as nearly equal in size as possible with staggered three-year terms: Class I, whose term will expire at the Annual Meeting of stockholders for fiscal year 2011, Class II, whose term expires at the Annual Meeting of stockholders for fiscal year 2009, and Class III, whose term will expire at the Annual Meeting of stockholders for fiscal year 2010. Our Class I directors are Paul E. Grutzner, Brian A. Runkel and Carl E. Sheffer, our Class II directors are G. Scott Samuelsen and Thomas J. Tyson, and our Class III directors are Alan P. Niedzwiecki and Dale L. Rasmussen.

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

Pursuant to our strategic alliance with General Motors , we agreed to nominate one individual designated by General Motors to our board of directors during the term of the strategic alliance. In addition, General Motors is also entitled to designate a non-voting “ex-officio” member of the board of directors during the term of our strategic alliance. The non-voting observer has no authority to exercise the powers of a director in the management of our company. As of the date of this Form10-K filing, General Motors has not presented a director nominee for stockholder vote, nor have they designated a non-voting observer.

On November 24, 2009, we entered into an arrangement agreement to acquire all the outstanding shares of Schneider Power Inc. (see Note 22 of Notes to Consolidated Financial Statements). The completion of the arrangement agreement is subject to various customary terms and conditions, including the approval by the holders of at least two-thirds of the common stock of Schneider and receipt of any necessary U.S., Canadian and other governmental approvals. Upon closing of the transaction, we agreed to appoint an individual nominated by Schneider Power Inc. to our Board of Directors.

Below is the name, age, term of service, principal occupation and certain other pertinent information of our board members:

Directors Whose Term Continues Until the Annual Meeting for fiscal year 2009

G. Scott Samuelsen, age 66, has served as one of our directors since July 2002. Since 1970, Dr. Samuelsen has been a professor of Mechanical and Aerospace Engineering at the University of California, Irvine, where he serves as the director of the National Fuel Cell Research Center and as the director of the Advanced Power and Energy Program. He also leads the Pacific Rim Consortium on Energy, Combustion, and the Environment and serves as co-Chair of the California Stationary Fuel Cell Collaborative. Dr. Samuelsen received B.S., M.S., and

Ph.D. degrees in Mechanical Engineering from the University of California, Berkeley.

Thomas J. Tyson, age 76, has served as one of our directors since July 2002. Dr. Tyson served as Chief Executive Officer of Energy & Environmental Research Corp., a developer of advanced technologies to control nitrogen oxide emissions, from 1980 until it was acquired by General Electric in 1999. From July 1999 to July 2004, he held various positions for GE Energy & Environmental Research Corp., including Chief Executive Officer, Director of Special Projects, and consultant. Dr. Tyson received a M.S. in Nuclear Engineering from the University of California, Berkeley and received a B.S. in Mechanical Engineering and a Ph.D. in Aeronautical

Engineering from the California Institute of Technology.

Directors Whose Term Continues Until the Annual Meeting for fiscal year 2010

Alan P. Niedzwiecki, age 52, has served as our President and as one of our directors since February 2002, and was appointed as our Chief Executive Officer in August 2002. Mr. Niedzwiecki served as our Chief Operating Officer from November 2001 until he was appointed as our Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology.

Dale L. Rasmussen, age 59, has served as a member of our board of directors since October 2000, and was appointed as chairman of the board of directors in February 2002. On May 1, 2006, Mr. Rasmussen became a full time employee of the Company. From April 1984 to December 2005, Mr. Rasmussen held various positions at IMPCO Technologies, Inc. (“IMPCO”), our previous parent company, including Senior Vice President and Secretary, as well as Vice President of Finance and Administration. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for 12 years. He received a B.A. in Business Administration and Economics from Western Washington University and is a graduate of the Pacific Coast Banking School.

Directors Whose Term Continues Until the Annual Meeting for fiscal year 2011

Paul E. Grutzner, age 44, has served as one of our directors since July 2005. Mr. Grutzner founded ClearPoint Financial, an independent pension consulting firm in 2002, and currently serves as the Managing Partner thereof. Prior to founding ClearPoint Financial, Mr. Grutzner held positions consulting on retirement plans with RBC Dain Rauscher and CIBC Oppenheimer. He received a B.S. in Agricultural Economics and Sociology from the University of Wisconsin, Madison.

Brian A. Runkel, age 47, has served as one of our directors since July 2002. Since 1993, Mr. Runkel has served as President of Runkel Enterprises, an environmental consulting firm. Mr. Runkel also serves as Executive Director of the California Environmental Business Council, a non-profit trade and business association representing the California environmental technology and services industries. He received a B.A. in International Relations from George Washington University, and a J.D. from Harvard Law School.

Carl E. Sheffer, age 63, has served as one of our directors since March 2005. Mr. Sheffer is President of Sheffer Enterprises, LLC., a consulting organization focused on the automotive industry, and has over 35 years of experience in the automotive industry. Prior to forming Sheffer Enterprises, Mr. Sheffer most recently was Vice President, OEM Relations for the Specialty Equipment Market Association (“SEMA”). During his 8  1/2 years with SEMA, Mr. Sheffer was responsible for all of the association’s interaction with the original equipment manufacturers (OEMs), including trade show participation, technology transfer programs, new vehicle measuring sessions and various dealer relations initiatives. Between 1972 and 1999, Mr. Sheffer held a variety of roles in human resources management, manufacturing, public relations and public policy for General Motors Corporation. Mr. Sheffer received a B.S. in business administration from Central Michigan University and a Master’s degree from Oakland University.

Executive Officers

A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

Board Independence

Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. After review of all the relevant transactions or relationships between each director (and his family members) and the Company, senior management, and our independent auditors, our board of directors has affirmatively determined that five of our seven directors (Messrs. Grutzner, Runkel, Samuelsen, Sheffer and Tyson) are independent directors within the meaning of applicable Nasdaq rules.

Committees of the Board of Directors

Audit Committee. The members of our Audit Committee are Messrs. Runkel, Samuelsen, and Tyson (Chair). During fiscal year 2009, there were nine meetings of the Audit Committee. The Audit Committee reviews our accounting and auditing procedures, reviews our audit and examination results and procedures and consults with our management and our independent auditors prior to the presentation of our financial statements to stockholders. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors and reviews the independence of the independent auditors as a factor in making these determinations. The Audit Committee meets alone with our independent auditors and with management in separate executive sessions and grants our independent auditors free access to the Audit Committee at any time.

The board has determined that each current member of the Audit Committee (i) meets the criteria for independence set forth in applicable SEC rules and regulations, including Rule 10A-3(b) under the Exchange Act, (ii) is “independent” as defined in applicable Nasdaq rules, including Rule 4200(a)(15) thereof, (iii) has not participated in the preparation of our financial statements at any time during the past three years, and (iv) is able to read and understand fundamental financial statements.

The board has determined that Thomas J. Tyson has the requisite financial sophistication required under Rule 4350(d)(2) of the Nasdaq Rules and has the requisite attributes of an “audit committee financial expert” in accordance with Item 407(d)(5) of Regulation S-K. Additionally, the board of directors has determined that Mr. Tyson is an “independent director” as that term is defined in Nasdaq Rule 4200(a)(15).

The board of directors has adopted a formal Audit Committee Charter, which is available on our website at www.qtww.com.

Compensation Committee. The current members of our Compensation Committee are Messrs. Grutzner, Runkel and Samuelsen (Chair). During fiscal year 2009, there were eighteen meetings of the Compensation Committee. The Compensation Committee reviews and makes recommendations to our board of directors concerning salaries and incentive compensation for our directors, officers, and employees, identifies performance measures for our executive officers, oversees the administration of our employee benefit plans and approves new plans. The Compensation Committee administers our 2002 Stock Incentive Plan.

The board of directors has adopted a formal Compensation Committee Charter, which is available on our website at www.qtww.com.

Nominating and Governance Committee. The members of our Nominating and Governance Committee are Messrs. Grutzner, Runkel (Chair) and Sheffer, each of whom are “independent” under applicable Nasdaq rules. During fiscal year 2009, there were four meetings of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for identifying and recommending qualified individuals to become members of our board of directors, determining the composition of the board and its committees, reviewing board compensation and benefits, reviewing our compliance with the applicable Nasdaq corporate governance listing standards, evaluating compliance with our code of ethics, and implementing processes for effective communication with our stockholders, including reviewing proposals properly submitted to us.

The policy of the Nominating and Governance Committee is to consider properly submitted stockholder nominations for candidates for membership on our board of directors. In evaluating such nominations, the Nominating and Governance Committee will address membership criteria set forth below under “Director Qualifications.” Any stockholder nominations proposed for consideration should include the nominee’s name and qualifications for membership on the board of directors and should be addressed to:

Board of Directors of

Quantum Fuel Systems Technologies Worldwide, Inc.

c/o Corporate Secretary

17872 Cartwright Road

Irvine, CA 92614

In addition, our bylaws permit stockholders to nominate directors at an annual stockholder meeting. For information about suggesting candidates for consideration at the 2009 Annual Stockholder meeting, see “2009 Annual Meeting of Stockholders” below.

The board of directors has adopted a formal Nominating and Governance Committee Charter, which is available on our website at www.qtww.com.

2009 Annual Meeting of Stockholders

Our board of directors has set March 30, 2010 as the date for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”). Because the date of the 2009 Annual Meeting has been moved by more than 30 days from the date of the Company’s 2008 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company’s proxy materials for the 2009 Annual Meeting must be received by the Company prior to the close of business on February 6, 2010. Such proposals must be sent to the Corporate Secretary at 17872 Cartwright Road, Irvine, California 92614. All proposals must comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Stockholder proposals failing to comply with the procedures of Rule 14a-8 will be excluded.

Stockholders also have the right under the Company’s Amended and Restated Bylaws (the “Bylaws”) to directly nominate director candidates and make other stockholder proposals by following specified procedures in advance notice provisions in the Bylaws. A stockholder proposal not included in the Company’s proxy materials for the 2009 Annual Meeting will not be eligible for presentation at the 2009 Annual Meeting unless the stockholder gives timely notice of the proposal in proper written form to the Corporate Secretary at the address above and otherwise complies with the provisions in the Bylaws pertaining to stockholder proposals. Pursuant to the Bylaws, in order for notice of a stockholder proposal to be timely given, such notice must be received by the Corporate Secretary not later than the close of business on the tenth calendar day following the date of this release. Such notice must set forth for each matter proposed to be brought before the 2009 Annual Meeting (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner, and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com/about/corporate_goverance/coc.php.

Compliance with Section 16(a) of the Securities and Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2009 all directors, executive officers, and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

This discussion and analysis addresses the Company’s and the Compensation Committee’s compensation philosophy and the material elements of compensation packages for the Company’s named executive officers. As used in this proxy statement, the term “named executive officers” means the Company’s Chief Executive Officer, Chairman of the Board, Chief Financial Officer, Vice President-Legal, and Corporate Controller.

Compensation Objectives and Philosophy

The objective of the Company’s executive compensation program is to create long-term value for the Company’s stockholders by offering a compensation package to the Company’s named executive officers that is designed to (i) attract talented individuals with unique skill sets and experience in the renewable energy sector, (ii) incentivize and motivate those talented individuals to apply their unique skill sets at a superior level and in furtherance of the Company’s strategic plan, (iii) reward those individuals for extraordinary contributions to the Company and major achievements, and (iv) retain those talented and motivated individuals to lead the Company’s future development, growth and success.

The Compensation Committee believes that in order to achieve the Company’s compensation objectives it is important to offer the named executive officers a compensation package that will provide total compensation that is competitive to packages offered by other companies in the same or similar industries. To ensure competitiveness, the Compensation Committee considers benchmarking data, internet-based compensation information and resources, and, as needed, the advice of one or more compensation consultants. All compensation consultants are engaged directly by the Compensation Committee. In 2005, ECG Advisors, LLC prepared a compensation study which included benchmarking data of a select “peer” group of comparable companies such as Hydrogenics, FuelCell Energy, Ballard, Featherlite, Collins Industries, Miller Industries, R&B, Inc., TransPro, Inc. and Noble International. The Compensation Committee used the ECG Advisors report to establish the current compensation program. In October 2008, the Compensation Committee engaged Semler Brossy Consulting Group, LLC to provide updated benching data with respect to the compensation package offered to the Company’s Chief Executive Officer and to provide the Committee with advice on sound Committee governance practices. The report prepared by Semler Brossy included a select “peer” group of comparable companies such as PMFG, Inc., American Superconductor Corp., TASER International, Inc., Graham Corporation, Fuel Cell Energy, Inc., Evergreen Solar, Inc., Maxwell Technologies, Inc., Satcon

Technology Corporation, Verenuim Corporation, MOCON, Inc., Valence Technology, Inc., Plug Power, Inc., Syntroleum Corporation, and Ener1, Inc. The benchmarking data used by the Compensation Committee includes overall compensation and each of the salary, cash bonus and stock incentive components thereof.

The primary elements of the compensation package provided to the named executive officers consists of a base salary, discretionary cash bonus, discretionary grant of equity awards under the Company’s 2002 Stock Incentive Plan, employment-related benefits, and certain limited perquisites. On an annual basis, the Compensation Committee performs a review of the compensation package for each of the named executive officers and makes any adjustments or modifications that it deems reasonable and necessary in light of the Company’s compensation philosophy and objectives. In performing its review, the Compensation Committee first receives a proposal from the Chief Executive Officer which sets forth the Chief Executive Officer’s recommendations for (i) salary increases, (ii) the amount of discretionary cash bonus, if any, and (iii) the number of equity incentive awards, if any, for each of the other named executive officers. The Compensation Committee then considers such recommendations along with various other objective and subjective factors, such as the named executive officer’s individual performance and extraordinary contributions during the year, the Company’s performance, stock performance, and the desire or need to ensure that the named executive officer remains in the Company’s employ. The Compensation Committee package for the Chief Executive Officer is determined solely by the Compensation Committee. The Compensation Committee reviews each element of compensation separately and in the aggregate when making its decisions. In years when discretionary cash bonuses and equity awards are granted, the Compensation Committee also considers the Company’s cash resources and short-term needs in determining the appropriate allocation between cash bonus and stock awards.

Each of the named executive officers has an Employment Agreement with the Company. The Compensation Committee establishes and approves all Employment Agreements based on input from the Chief Executive Officer, Chief Operating Officer, Chairman of the Board, and/or General Counsel and the recommendations of outside compensation consultants as required and engaged by the Compensation Committee.

Components of Executive Compensation

Base Salary

The overall compensation package is weighted toward a high base salary. The Committee believes that a high base salary is necessary to attract individuals that possess the unique skill set needed for the development and growth of a young company in an emerging industry, and to assure retention of that unique skill set and associated experience, relationships and competitive advantage. The base salaries of the executive officers are determined on the basis of each individual’s responsibilities, qualifications, experience and extraordinary contributions to the Company during the preceding year, as well as the salary practices of peer group and other companies with which the Company competes for executive talent.

The Committee reviews the base salaries of the Company’s executive officers at least annually in accordance with the criteria set forth above; provided, however, the terms of the Employment Agreements prohibit any decrease in the executive’s base salary. The weight that the Committee places on different factors may vary from individual to individual, and necessarily involves both objective (e.g., new contracts awarded during the fiscal year) and subjective (e.g., successful external relationships established) measurements of individual performance.

For fiscal year 2009, the named executive officers received the same base salary that they received in fiscal year 2008, except that the Company’s Vice President-Legal, who also serves as General Counsel and Corporate Secretary, and the Company’s Corporate Controller, each received a merit increase of 4%.

Discretionary Cash Bonus

Each executive officer is eligible to receive a discretionary cash bonus on an annual basis. Cash bonuses are awarded solely at the discretion of the Compensation Committee and are intended to reward outstanding efforts and contributions made during the applicable fiscal year. As a general policy, discretionary cash bonuses, if any, are awarded at or near the end of the fiscal year. However, on occasion the Compensation Committee may award a cash bonus during the course of the fiscal year to reward exemplary and outstanding performance on a particular transaction or project. The Compensation Committee makes its determination as to whether to grant a discretionary annual cash bonus based on the recommendations made by the Chief Executive Officer (for each of the other named executive officers) as well as various individual and Company performance factors such as (i) revenue and EBITDA for the fiscal year compared to prior year and budget, (ii) stock performance, (iii) the executive’s individual performance during the year, (iv) extraordinary efforts made by an executive during the fiscal year, (v) major strategic accomplishments, (v) the desire or need to retain the executive in the face of competition for executive talent in the industry, and (vi) the Company’s liquidity.

Historically, discretionary cash bonuses have not been awarded on a regular basis. When granted, the amount of such cash bonuses has been in the range of 5% to 25% of the named executive officer’s base salary. No discretionary cash bonuses were awarded for the 2009 fiscal year.

Stock Awards

The Compensation Committee believes that an important component of the compensation paid to the Company’s named executive officers should be derived from equity-based compensation. These awards take the form of stock options and, under certain circumstances, restricted stock. The Compensation Committee believes that stock appreciation and stock ownership in the Company are valuable incentives to executives, that the granting of equity-based awards serves to align their interests with the interests of the stockholders as a whole, and that it encourages them to manage the Company in its best long-term interests.

The Compensation Committee grants stock options to the Company’s named executive officers on a discretionary basis under the Company’s 2002 Stock Incentive Plan. The Committee generally makes such grants on an annual basis in connection with the Compensation Committee’s annual review of the named executive officer’s compensation package. In making its determination as to whether to grant an equity award, the Committee reviews the recommendation made by the Chief Executive Officer (for each of the other named executive officers) as well as objective and subjective performance factors discussed in the Discretionary Cash Bonus section, plus the named executive officer’s expected future contributions to the Company and the named executive officer’s stock option grant history. However, the Compensation Committee does not give quantitative weight to any particular performance measure.

The Compensation Committee also approves grants of restricted stock to named executive officers on a selective basis. Awards of restricted stock are generally given only if the Compensation Committee determines that the executive has made an extraordinary contribution to the Company’s and stockholders’ interests, and/or whether retaining the executive for at least the period of the restrictions is critical to the Company. However, restricted stock awards may also be granted in lieu of a cash bonus when the Company’s cash position and needs prohibit the payment of a discretionary cash bonus.

The Compensation Committee’s policy is to price stock options at the closing bid price on the date of grant. The Committee’s policy also treats any proposed re-pricing or exchange of stock options, including by amending outstanding options to lower their exercise price or by canceling any outstanding options and replacing them with new options, as a material amendment to the 2002 Stock Incentive Plan, thus, requiring stockholder approval under applicable laws, rules and regulations. The Compensation Committee’s policy is also to require the option and stock awards to vest ratably over a period of time, typically four years for stock options and three years for restricted stock awards.

For fiscal year 2009, the Committee did not grant any equity-based awards to the Company’s named executive officers.

Officer Benefits

The named executive officers receive a range of other benefits, including, but not limited to, participation in a 401(k) savings plan and a non-qualified deferred compensation plan, health and dental coverage, Company-paid term life insurance, and standard and supplemental long-term disability coverage. The Company’s focus with respect to benefits for each named executive officer is to provide or offer the individual adequate financial protection (i) against the “catastrophes” that will interrupt his or her income, i.e. the executive’s death or disability, or the illness or injury of the executive or his or her spouse or dependent children, and (ii) for the individual to afford to be able to retire; that is, to be able to stop working, after a career in the workforce, without suffering a significant decline in his or her standard of living. The Company expects the individual to share in the costs of providing certain of these protections, and intends that the individual’s wealth accumulation from participating in the Company’s stock plans will be a significant source of retirement income.

The Company also provides its named executive officers with severance benefits in the event of an involuntary termination of employment. A description of those severance benefits is described under the heading “Employment Agreements and Change-in-Control Arrangements.”

Perquisites

The Company provides its named executive officers with a limited range of perquisites on a case-by-case basis that it believes is reasonable, competitive and business-justified. These perquisites may include, but are not limited to, a monthly car allowance, term life insurance, and memberships in clubs that are used for business purposes.

Employment Agreements and Change-in-Control Arrangements

Alan P. Niedzwiecki serves as our President and Chief Executive Officer pursuant to an Amended and Restated Employment Agreement entered into on May 1, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $725,000, subject to annual review. The Employment Agreement also provides Mr. Niedzwiecki with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The Employment Agreement further provides for severance benefits upon Mr. Niedzwiecki’s termination of employment by the Company without Cause or by Mr. Niedzwiecki for Good Reason. The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Niedzwiecki obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

Dale L. Rasmussen serves as our Chairman of the Board pursuant to an Employment Agreement entered into on May 1, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $600,000, subject to annual review. The agreement also provides Mr. Rasmussen with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Rasmussen’s termination of employment by the Company without Cause or by Mr. Rasmussen for Good Reason. The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Rasmussen obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

W. Brian Olson serves as our Chief Financial Officer pursuant to an employment agreement entered into on January 10, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $450,000, subject to annual review. The Employment Agreement also provides Mr. Olson with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks paid vacation per year, (v) a car allowance of $1,500 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The Employment Agreement further provides for severance benefits upon Mr. Olson’s termination of employment by the Company without Cause or by Mr. Olson for Good Reason. The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Olson obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code. On July 28, 2008, the Compensation Committee granted Mr. Olson a deferred compensation award of $75,000, which is reflected in the Summary Compensation table below.

Kenneth R. Lombardo serves as our General Counsel, Vice President-Legal, and Corporate Secretary pursuant to an employment agreement entered into on July 12, 2005. The agreement provides for an annual base salary of $225,000, subject to annual review. During fiscal year 2008, Mr. Lombardo’s annual base salary was $250,000. On July 28, 2008, Mr. Lombardo’s annual base salary was increased to $260,000. The Employment Agreement also provides Mr. Lombardo with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks paid vacation per year, (v) a car allowance of $700 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The Employment Agreement further provides for severance benefits upon Mr. Lombardo’s termination of employment by the Company without Cause or by Mr. Lombardo for Good Reason. The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Lombardo obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

Bradley J. Timon serves as our Corporate Controller pursuant to an Employment Agreement that was effective May 1, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $160,000, subject to annual review. During fiscal year 2008, Mr. Timon’s annual base salary was $185,000. On July 28, 2008, Mr. Timon’s annual base salary was increased to $191,091. The Employment Agreement also provides Mr. Timon with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) three weeks paid vacation per year, (v) the use of a Company owned or lease vehicle or a car allowance of $700 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The Employment Agreement further provides for severance benefits upon Mr. Timon’s termination of employment by the Company without Cause or by Mr. Timon for Good Reason. The severance benefits, as amended on July 28, 2008. include: (i) a lump sum cash payment equal to two times his base salary,

(ii) continuation of medical benefits and term life insurance for two years or until Mr. Timon obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

A summary of the Company’s potential severance and other post-termination obligations can be found in the Potential Payments Upon Termination or Change-In-Control table on page XX.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid to the CEO or any of the Company’s other four most highly compensated executive officers. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Stock options granted under the Company’s 2002 Stock Incentive Plan will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit provided stock options are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Given the Company’s changing industry and business, as well as the competitive market for outstanding executives, the Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with the Company’s overall executive compensation program, even if some executive compensation is not fully deductible by the Company. Accordingly, the Committee may from time to time approve elements of compensation for certain officers that are not fully deductible by the Company, and reserves the right to do so in the future when appropriate.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Samuelsen (Chair), Runkel and Grutzner. None of our executive officers serves as a director or member of the Compensation Committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our Compensation Committee.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

G. Scott Samuelsen, Chairman

Brian A. Runkel

Paul E. Grutzner

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered for fiscal years 2007, 2008 and 2009 for each individual who served as Chief Executive Officer during the last completed fiscal year, the Chief Financial Officer and the three other most highly compensated executive officers. These individuals are referred to in this Proxy Statement as the “named executive officers.”

Fiscal Year 2009 Summary Compensation Table(1)

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(2)	Option Awards(3)	All Other Compensation		Total
Alan P. Niedzwiecki	2009	$725,000	$—	$3,333	$350,067	$40,203	(4)	$1,118,603
President; Chief Executive Officer; Director	2008	$725,000	$75,000	$53,332	$623,236	$30,699	(5)	$1,507,267
	2007	$725,000	$—	$49,999	$831,082	$41,036	(6)	$1,647,117

Dale L. Rasmussen	2009	$600,000	$—	$3,333	$372,358	$34,992	(7)	$1,010,683
Chairman of the Board	2008	$600,000	$75,000	$20,000	$523,527	$19,389	(8)	$1,237,916
	2007	$600,000	$—	$16,667	$564,596	$27,231	(9)	$1,208,494

W. Brian Olson	2009	$450,000	$—	$3,333	$228,698	$106,890	(10)	$788,921
Chief Financial Officer, Treasurer	2008	$450,000	$75,000	$44,999	$374,411	$28,188	(11)	$972,598
	2007	$450,000	$25,000	$41,666	$471,877	$32,439	(12)	$1,020,982

Kenneth R. Lombardo	2009	$260,000	$—	$—	$56,390	$19,359	(14)	$335,749
Vice President-Legal;	2008	$250,000	$25,000	$—	$45,787	$16,202	(15)	$336,989
General Counsel and Corporate Secretary	2007	$250,000	$25,000	$—	$35,301	$16,679	(16)	$326,980

Bradley J. Timon	2009	$192,400	$—	$—	$83,665	$14,682	(17)	$290,747
Corporate Controller;	2008	$185,000	$25,000	$—	$107,225	$15,853	(18)	$333,078
Chief Accounting Officer	2007	$160,000	$25,000	$—	$88,893	$13,907	(19)	$287,800

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named officer which do not exceed $10,000 in the aggregate.
(2)	Amounts listed in this column represent the dollar amount we recognized for financial statement reporting purposes during the fiscal year under SFAS No. 123R for restricted stock awards. The value for these awards is based on their grant date fair value.
(3)	Amounts listed in this column represent the dollar amount we recognized for financial statement reporting purposes during the fiscal year under SFAS No. 123R for stock option awards. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for fiscal year 2009 in Note 15 to Consolidated Financial Statements under the heading “Stock Options.”
(4)	All Other Compensation for Mr. Niedzwiecki in fiscal year 2009 consisted of auto allowance of $12,000, sports club membership of $1,080, life, long term disability and umbrella insurance premiums of $20,073 and 401(k) match of $7,050.
(5)	All Other Compensation for Mr. Niedzwiecki in fiscal year 2008 consisted of auto allowance of $12,000, sports club membership of $908, life, long term disability and umbrella insurance premiums of $11,820 and 401(k) match of $5,971.
(6)	All Other Compensation for Mr. Niedzwiecki in fiscal year 2007 consisted of auto allowance of $12,000, auto insurance of $1,073, sports club membership of $1,078, life, long term disability, and umbrella insurance premiums of $9,318, and 401(k) match of $
(7)	All Other Compensation for Mr. Rasmussen in fiscal year 2009 consisted of auto allowance of $12,000, life and long-term disability insurance premiums of $14,708, and 410(k) match of $8,285
(8)	All Other Compensation for Mr. Rasmussen in fiscal year 2008 consisted of auto allowance of $12,000, life insurance premiums of $1,965, and 410(k) match of $5,424.

(9)	All Other Compensation for Mr. Rasmussen in fiscal year 2007 consisted of auto allowance of $12,000 and 401(k) match of $15,231.
(10)	All Other Compensation for Mr. Olson in fiscal year 2009 consisted of a deferred compensation award of 75,000, auto allowance of $18,000, sports club membership of $1,260, life and long term disability insurance premiums of $4,692, and 401(k) match of $7,938.
(11)	All Other Compensation for Mr. Olson in fiscal year 2008 consisted of auto allowance of $18,000, sports club membership of $1,210, life and long term disability insurance premiums of $3,266, and 401(k) match of $5,712.
(12)	All Other Compensation for Mr. Olson in fiscal year 2007 consisted of auto allowance of $18,000, sports club membership of $1,078, life insurance premiums of $1,938, and 401(k) match of $11,423.
(13)	All Other Compensation for Mr. Mazaika in fiscal year 2009 consisted of auto allowance of $4,154, relocation allowance of $15,000, and 401(k) match of $2,533.
(14)	All Other Compensation for Mr. Lombardo in fiscal year 2009 consisted of auto allowance of $8,400, life and long-term disability insurance premiums of $3,390 and 401(k) match of $7,569.
(15)	All Other Compensation for Mr. Lombardo in fiscal year 2008 consisted of auto allowance of $8,400, life insurance premiums of $1,617 and 401(k) match of $6,185.
(16)	All Other Compensation for Mr. Lombardo in fiscal year 2007 consisted of auto allowance of $8,400, life insurance premiums of $808 and 401(k) match of $7,471
(17)	All Other Compensation for Mr. Timon in fiscal year 2009 consisted of auto allowance of $8,400, life insurance premiums of $1,373 and 401(k) match of $4,910.
(18)	All Other Compensation for Mr. Timon in fiscal year 2008 consisted of auto allowance of $8,400, life insurance premiums of $1,716 and 401(k) match of $5,737
(19)	All Other Compensation for Mr. Timon in fiscal year 2007 consisted of auto allowance of $8,400, life insurance premiums of $686 and 401(k) match of $4,821.

Option Grants During Fiscal Year 2009

Outside the value-for-value stock option exchange program (see Outstanding Options and Equity Based Awards at April 30, 2009 below) there were no stock options granted to named executive officers in fiscal year 2009.

Outstanding Options and Equity Based Awards at April 30, 2009

The following table sets forth the equity awards outstanding as of April 30, 2009 for each of our named executive officers:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Alan P. Niedzwiecki	1,545	—	$1.13	8/17/2010	100,000	$72,000
	2,563	—	$1.13	12/20/2010
	15,000	—	$1.13	12/14/2011
	85,714	—	$1.13	7/25/2012
	100,000	—	$1.13	8/11/2013
	90,909	—	$1.13	3/15/2014
	83,333	—	$1.13	3/3/2015
	82,031	27,344	$1.13	7/12/2015
	62,500	62,500	$1.13	8/22/2016
	37,500	112,500	$0.80	3/14/2018

Dale L. Rasmussen	226	—	$1.13	1/3/2010	100,000	$72,000
	6,250	—	$1.13	12/20/2010
	244	—	$1.13	1/2/2011
	15,625	—	$1.13	12/14/2011
	53,571	—	$1.13	7/25/2012
	71,429	—	$1.13	8/11/2013
	45,455	—	$1.13	3/15/2014
	83,333	—	$1.13	3/3/2015
	70,312	23,438	$1.13	7/12/2015
	62,500	62,500	$1.13	8/22/2016
	37,500	112,500	$0.80	3/14/2018

W. Brian Olson	11,250	—	$1.13	7/19/2009	100,000	$72,000
	12,500	—	$1.13	12/20/2010
	15,625	—	$1.13	12/14/2011
	53,571	—	$1.13	8/27/2012
	71,429	—	$1.13	8/11/2013
	45,455	—	$1.13	3/15/2014
	69,444	—	$1.13	3/3/2015
	35,156	11,719	$1.13	7/12/2015
	52,083	52,084	$1.13	8/22/2016
	37,500	112,500	$0.80	3/14/2018

Kenneth R. Lombardo	9,375	3,125	$1.13	7/12/2015
	20,834	20,833	$1.13	8/22/2016
	25,000	75,000	$0.80	3/14/2018

Bradley J. Timon	9,091	—	$1.13	4/15/2014
	11,111	—	$1.13	3/3/2015
	7,031	2,344	$1.13	7/12/2015
	31,250	31,250	$1.13	8/22/2016
	25,000	75,000	$0.80	3/14/2018

On November 17, 2008, the Company completed a value-for-value stock option exchange program which was approved by the Company’s stockholders on September 18, 2008. Pursuant to the option exchange, 3.9 million eligible options were canceled and replaced with 2.6 million replacement stock options. The exchange ratio was calculated such that the value of the replacement options would approximate the value of the canceled options, determined in accordance with the Black-Scholes option valuation model. Under FAS 123R, the Company recognized the excess value of vested replacement options as compensation expense in the third quarter of fiscal 2009 and will recognize the excess value of non-vested replacement options as compensation expense ratably over their vesting periods. The excess value was nominal.

Option Exercises and Restricted Stock Vested

There were no option exercises by our named executive officers during fiscal year 2009. On May 1, 2009, the following restricted stock awards vested:

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alan P. Niedwiecki	42,372	$55,931
Dale L. Rasmussen	14,124	18,644
W. Brian Olson	35,310	46,609

Potential Payments Upon Termination or Change-In-Control

The table below reflects the amount of compensation payable to each of the named executive officers pursuant to each officer’s employment agreement in the event of the Company’s termination of employment without cause or the named executive officer’s termination for “good reason” and upon termination of employment following a change in control. The amounts set forth in the table assume that such termination was effective on April 30, 2009.

Name	Base Salary Component	Value of Employee Benefits(1)	Accelerated Vesting(2)	Total Potential Value
Alan P. Niedzwiecki	$1,450,000	$16,742	$72,000	$1,538,742
Dale L. Rasmussen	$1,200,000	$41,490	$72,000	$1,313,490
W. Brian Olson	$900,000	$26,660	$72,000	$998,660
Kenneth R. Lombardo	$520,000	$4,041	$—	$524,041
Bradley J. Timon	$384,800	$2,745	$—	$387,545

(1)	The amount shown is based on COBRA premium rates at current plan elections and family coverage categories.
(2)	The amount shown consists of the assumed gain on the accelerated shares based on a market price of $0.72 per share, the closing price of our common stock as reported on the Nasdaq on April 30, 2009, the last trading day in fiscal 2009.

Director Compensation

Board Membership and Board Meeting Fees

During fiscal year 2009, our non-employee directors were each paid $30,000 for membership on our board of directors. Non-employee directors also received an attendance fee of $2,500 for regularly scheduled quarterly meetings and an attendance fee ranging from $0 to $2,500 for special meetings, with the amount of the fee dependent on the length and nature of the special meeting. Non-employee directors were also reimbursed their reasonable travel related expenses for meetings attended in person.

Committee Fees

Our non-employee directors receive a fee for serving on committees and attending committee meetings. For fiscal year 2009, the chairperson of our Audit Committee was paid an annual fee of $20,000, the chairperson of our Compensation Committee was paid an annual fee of $10,000, and the chairperson of our Nominating and Governance Committee was paid an annual fee of $5,000. The non-chair members of our Audit Committee were paid an annual fee of $5,000. Committee members also received $1,000 for each committee meeting attended. If a non-employee director serves on more than one committee and attends multiple meetings of the same or different committees or a board meeting on the same day, the director received a single fee of $1,000 for those meetings.

Stock Awards

Non-employee directors are eligible to participate in our 2002 Stock Incentive Plan. Stock option grants and restricted stock grants to directors are at the discretion of management and our board of directors, and we have no specific plans regarding amounts to be granted to our directors in the future.

The table below sets forth the compensation paid to the Company’s directors (excluding directors that are also named executive officers) during fiscal year 2009.

Name	Fees Earned or Paid in Cash	Share Awards(1)	Option Awards(1)	Total
Paul E. Grutzner	$63,000	$667	$28,643	$92,310
Brian A. Runkel	$80,000	$667	$69,135	$149,802
G. Scott Samuelsen	$82,000	$667	$69,401	$152,068
Carl E. Sheffer	$45,000	$667	$49,366	$95,033
Thomas J. Tyson	$69,000	$667	$69,401	$139,068

(1)	Amounts listed in these columns represent the dollar amount we recognized for financial statement reporting purposes during fiscal year 2009 under SFAS No. 123R for stock option awards. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for fiscal year 2009 in Note 15 to Consolidated Financial Statements under the heading “Stock Options.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of each class of our securities as of December 28, 2009. It shows shares beneficially owned by each of the following:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of any class of our outstanding voting securities;

•	each of our directors;

•	each of our named executive officers for the fiscal year ending April 30, 2010; and

•	all current directors and named executive officers as a group.

We have determined the beneficial ownership shown in this table in accordance with the rules of the Securities and Exchange Commission (“SEC”). Under those rules, if a person held options or warrants to purchase shares of our Common Stock that were currently exercisable or exercisable within 60 days of December 28, 2009, those shares are included only in that person’s reported holdings and in the calculation of their percentage ownership of our Common Stock. As a result, the beneficial ownership percentage of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on December 28, 2009. Except as otherwise provided herein, the percentage of beneficial ownership is based on 144,987,490 shares of Common Stock and does not reflect 999,969 shares of Series B Common Stock that were outstanding on December 28, 2009. General Motors, LLC owns 100% of the outstanding shares of Series B Common Stock, which shares will convert on a one-for-one basis into shares of our Common Stock in the event General Motors, LLC transfers such shares to a person that is not controlled by, or under common control with, General Motors. To our knowledge, each person named in the table has sole voting and investment power over the shares listed by that person’s name, except where we have shown otherwise in the footnotes or where community property laws affect ownership rights. Except where we show otherwise, the address of each person in this table is: c/o Quantum Fuel Systems Technologies Worldwide, Inc., 17872 Cartwright Road, Irvine, California 92614.

Name of Beneficial Owner	Shares	Percent
5% or Greater Stockholders:
WB QT, LLC(1)	14,818,546	9.99%
3033 Excelsior Blvd., Suite 300
Minneapolis, MN 55416

Capital Ventures International(2)	14,818,546	9.99%
One Capital Place
P.O. Box 1787 GT
Grand Cayman, Cayman Islands
British West Indies

Named Executive Officers and Directors:
Dale L. Rasmussen(3)	620,257	*
Alan P. Niedzwiecki(4)	785,761	*
W. Brian Olson(5)	585,834	*
David M. Mazaika(6)	37,500	*
Kenneth R. Lombardo(7)	78,750	*
Bradley J. Timon(8)	144,352	*
Brian A. Runkel(9)	108,563	*
Carl E. Sheffer(10)	64,499	*
G. Scott Samuelsen(11)	124,335	*
Thomas J. Tyson(12)	121,135	*
Paul E. Grutzner(13)	63,036	*
All current directors and executive officers as a group (11 persons)(14)	2,734,022	1.85%

*	Represents less than 1%.
(1)	Includes 3,346,308 shares that are issuable upon exercise of warrants and conversion of debt and takes into account the 4.99% beneficial ownership limitation that applies to the warrants and 9.99% beneficial ownership limitation that applies to the convertible debt, separately and in the aggregate. The shares included in this table that are subject to warrants are held by Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Cineasias Partners, LP, DRE Partners, LP, F Cubed Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Intermarket Partners, LP, Pandora Select Partners, LP, and IAM Mini-Fund 14 Limited, of which Whitebox Advisors LLC acts as Investment Manager. The shares subject to the convertible debt is held by WB QT, LLC. Andrew J. Redleaf, in his capacity as the managing member of WB QT, LLC and Whitebox Advisors, LLC, the general partner of WB QT, LLC, Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Intermarket Partners, LP, and Whitebox Special Opportunities Fund, LP Series B, and AJR Financial, LLC, the general partner of Pandora Select Partners, LP, and IAM Mini-Fund 14 Limited, of which Whitebox Advisors LLC acts as Investment Manager, and has sole voting control and investment discretion over the securities held by Pandora Select Partners, LP, Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Intermarket Partners, LP, Whitebox Special Opportunities Fund, LP Series B, and IAM Mini-Fund 14 Limited. Each of Whitebox Advisors, LLC, AJR Financial, LLC and Andrew J Redleaf disclaims beneficial ownership of these shares.

(2)	Includes 12,387,540 shares that are issuable upon exercise of warrants and takes into account a 9.99% beneficial ownership limitation provision contained in the warrant. Heights Capital Management, Inc. serves as the investment manager to Capital Ventures International and as such may exercise voting and dispositive power over these shares and may be deemed to be the beneficial owner of such shares. Capital Ventures International and Heights Capital Management disclaim any beneficial ownership of any such shares, except for their pecuniary interest therein. This information was derived from Schedule 13G filed by Capital Ventures International on February 13, 2009.
(3)	Includes 100,000 shares of restricted stock that vests on March 14, 2011 and 501,133 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(4)	Includes 100,000 shares of restricted stock that vests on March 14, 2011 and 619,689 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(5)	Includes 100,000 shares of restricted stock that vests on March 14, 2011 and 430,524 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(6)	Includes 37,500 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(7)	Includes 68,750 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(8)	Includes 101,452 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(9)	Includes 20,000 shares of restricted stock that vests on March 14, 2011 and 87,563 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(10)	Includes 20,000 shares of restricted stock that vests on March 14, 2011 and 42,361 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(11)	Includes 20,000 shares of restricted stock that vests on March 14, 2011 and 91,135 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(12)	Includes 20,000 shares of restricted stock that vests on March 14, 2011 and 91,135 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(13)	Includes 20,000 shares of restricted stock that vests on March 14, 2011 and 33,036 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009.
(14)	Includes an aggregate of 300,000 shares of restricted stock and 2,104,278 shares issuable upon exercise of outstanding options that are exercisable or will become exercisable within 60 days after December 28, 2009. All shares of unvested restricted stock may be voted by the holders thereof at meetings of our stockholders.

Equity Compensation Plan Information

The following table sets forth information about shares of our Common Stock that may be issued upon exercise or vesting of options, warrants and other rights under all of our equity compensation plans as of April 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	4,738,561	$1.29	5,303,010	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,738,561	$1.29	5,303,010

(1)	Represents shares available for issuance under our 2002 Stock Incentive Plan as of April 30, 2009. The 2002 Stock Incentive Plan contains an evergreen formula pursuant to which on the first day of each fiscal year, the aggregate number of shares reserved for issuance under the 2002 Stock Incentive Plan will increase by a number of shares equal to 3% of the outstanding shares on the first day of such fiscal year or a lesser number of shares determined by the administrator of the plan. On May 1, 2009, an additional 2,928,839 shares became available under this Plan pursuant to the evergreen provision.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The Company has not adopted formal written policies and procedures for the review and approval process of transactions with related parties. However, pursuant to the Company’s Audit Committee charter, all related party transactions must first be reviewed and approved by the Audit Committee unless such transaction was already approved by another independent body of the Board. In its review and approval process, the Audit Committee considers various factors including the nature and extent of the conflict of interest, the materiality of the transaction amount, and whether the terms are reasonable and representative of an arms length transaction with an unrelated third party.

We have entered into indemnification agreements with each of our directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our charter, as well as certain additional procedural protections. We have also entered into employment and related agreements with certain of our executive officers, as described under “Executive Compensation—Employment Agreements and Change-in-Control Arrangements.”

We are a party to a lease agreement with Cartwright, LLC, which owns our facility located in Irvine, California. Mr. Niedzwiecki, our Chief Executive Officer, owns a 37.5% interest in Cartwright, LLC. The Rasmussen Family Irrevocable Trust, established by Mr. Rasmussen, our Chairman, owns a 27.5% interest in Cartwright, LLC. Kent Rasmussen serves as the trustee of The Rasmussen Family Irrevocable Trust and in such capacity has sole voting and dispositive power of such Trust. Pursuant to the terms of the lease, the base rent is currently $83,537 per month.

Messrs. Niedzwiecki and Rasmussen serve on the board of directors of Fisker Automotive, Inc., an entity in which we had 21.5% ownership interest as of April 30, 2009. Our ownership interest decreased to approximately 1.5% as of January 15, 2010, as a result of financing activities completed by Fisker Automotive. During fiscal year 2009, we entered into a third phase contract for $10.2 million with Fisker Automotive under which we were engaged to perform certain development services. During fiscal year 2009, we received $7 million in cash from Fisker Automotive in consideration for our phase two services.

Messrs. Niedzwiecki and Rasmussen also serve on the board of directors of Advanced Lithium Power, Inc. (“ALP”), an entity in which we had a 12.6% ownership interest as of April 30, 2009. During fiscal year 2009, we paid ALP $1.3 million for certain products and development services.

Our Compensation Committee consists of Messrs. Samuelsen (Chair), Runkel and Grutzner. None of our executive officers serves as a director or member of the Compensation Committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our Compensation Committee.

Item 14.	Principal Accountant Fees and Services.

We incurred the following fees related to professional services provided by Ernst & Young LLP in connection with fiscal years 2008 and 2009:

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2008 and 2009, the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years 2008 and 2009, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years 2008 and 2009 were $894,356 and $857,083 respectively.

Audit-Related Fees

The aggregate fees billed by Ernst & Young, LLP for professional services rendered during fiscal years 2008 and 2009, other than services described above under “Audit Fees,” were $5,000 and $120,809, respectively. Fiscal year 2009 fees related to assessing the accounting treatment of derivative instruments in response to a comment letter received from the SEC and Form S-3 review services.

Tax Fees

Ernst & Young LLP billed us an aggregate of $135,530 and $150,345 for professional services rendered in fiscal year 2008 and 2009, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

Ernst & Young LLP did not provide professional services in fiscal years 2008 and 2009 for any other related matters.

Pre-Approval of Services by Auditors

The Audit Committee of our board of directors has adopted a policy requiring that all services provided to us by our independent auditors be pre-approved by the Audit Committee. The policy pre-approves specific types of services that our independent auditors may provide us if the types of services do not exceed specified cost limits. Any type of service that is not clearly described in the policy, as well as any type of described service that would exceed the pre-approved cost limit set forth in the policy, must be explicitly approved by the Audit Committee prior to any engagement with respect to that type of service. The Audit Committee will review the pre-approval policy and establish fee limits annually, and may revise the list of pre-approved services from time to time.

Additionally, the Audit Committee delegated to its chairman the authority to explicitly pre-approve engagements with our independent auditors, provided that any pre-approval decisions must be reported to the Audit Committee at its next scheduled meeting. If explicit pre-approval is required for any service, our Chief Financial Officer and our independent auditor must submit a joint request to the Audit Committee or its chairman describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC’s rules regarding auditor independence.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on March 9, 2005).

3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated September 28, 2007 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal period ended October 31, 2007, that was filed with the SEC on December 17, 2007).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, which was filed with the SEC on July 29, 2002).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

4.2	Warrant, dated August 19, 2008, issued by Registrant to Capital Ventures International (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the Commission on August 21, 2008).

10.1	Fourth Amendment to Credit Agreement, dated May 30, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.2	Term C Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.3	Amended and Restated Term B Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.4	Investment Commitment Agreement, dated May 30, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.5	Amended and Restated Convertible Promissory Note, dated May 30, 2008, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2008).

10.6	Placement Agency Agreement, dated August 19, 2008, between the Registrant and Merriman Curhan Ford & Co. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2008).

10.7	Subscription Agreement, dated August 19, 2008, between the Registrant and Capital Ventures International (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2008).

10.8	Promissory Note, dated September 26, 2008, issued by asola Advanced and Automotive Solar Systems GmbH to Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2008).

10.9	Stock Pledge Agreement, dated September 26, 2008, between the Registrant and ConSolTec GmbH (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2008).

10.10	Lease Agreement, with an effective date of November 1, 2008, between the Registrant and Cartwright Real Estate Holdings, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2008).

10.11	Fifth Amendment to Credit Agreement, dated March 12, 2009, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2009).

10.12	Waiver and Agreement, dated March 12, 2009, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on March 12, 2009).

10.13	Lease Agreement, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates.

10.14	First Lease Amendment, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries as of April 30, 2009 and 2008 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009, (2008 and 2007 as restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Fuel Systems Technologies Worldwide, Inc. and subsidiaries at April 30, 2009 and 2008 (as restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, (2008 and 2007 as restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3, the accompanying 2008 and 2007 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Quantum Fuel Systems Technologies Worldwide, Inc.’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2010 expressed an adverse opinion thereon.

/s/    ERNST & YOUNG LLP

Orange County, California

January 25, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2008	2009
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,023,715	$2,621,215
Accounts receivable from affiliate	—	2,430,093
Accounts receivable from non-affiliates, net	9,664,751	2,891,825
Inventories, net	6,062,137	3,050,953
Prepaids and other current assets	990,925	782,001

Total current assets	22,741,528	11,776,087
Property and equipment, net	3,852,566	6,880,130
Investment in and advances to affiliate	3,503,026	5,534,740
Intangible assets, net	7,020,606	—
Goodwill	30,400,000	30,400,000
Prepayments to affiliates	722,600	4,845,400
Deposits and other assets	545,294	446,447

Total assets	$68,785,620	$59,882,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364,580	$3,408,330
Accrued payroll obligations	1,422,779	1,263,816
Deferred revenue from affiliate	4,321,774	—
Deferred revenue from non-affiliates	385,860	299,187
Accrued warranties	665,606	223,493
Obligation payable to affiliate	1,869,000	—
Derivative instruments	16,409,000	15,198,000
Other accrued liabilities	1,458,086	1,690,007
Current maturities of long-term debt	7,162,068	14,127,337

Total current liabilities	37,058,753	36,210,170
Long-term debt, net of current maturities	29,940,520	18,540,330
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2008 and 2009	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2008 and 2009	1,000	1,000
Common stock, $.001 par value; 248,000,000 shares authorized; 77,972,399 issued and outstanding at April 30, 2008 and 97,627,955 issued and outstanding at April 30, 2009	77,972	97,628
Additional paid-in-capital	299,436,962	331,521,501
Accumulated deficit	(297,729,587)	(325,722,239)
Accumulated other comprehensive loss	—	(765,586)

Total stockholders’ equity	1,786,347	5,132,304

Total liabilities and stockholders’ equity	$68,785,620	$59,882,804

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2007	2008	2009
	(As Restated)	(As Restated)
Revenue:
Net product sales	$10,662,721	$11,856,277	$975,098
Contract revenue from affiliate	—	2,178,226	13,751,866
Contract revenue from non-affiliates	7,015,939	12,462,659	8,530,756

Total revenue	17,678,660	26,497,162	23,257,720
Costs and expenses:
Cost of product sales	9,483,918	10,015,622	2,288,237
Research and development	14,146,098	17,499,221	25,177,261
Selling, general and administrative	15,810,938	16,077,527	13,888,843
Amortization and impairment of intangible asset	1,674,190	1,675,835	7,020,607

Total costs and expenses	41,115,144	45,268,205	48,374,948

Operating loss	(23,436,484)	(18,771,043)	(25,117,228)
Interest expense, net	(15,781)	(2,557,266)	(3,690,855)
Fair value adjustments of derivative instruments	1,248,000	(611,000)	27,693,000
Loss on modification of derivative instruments	—	—	(23,834,000)
Loss on settlement of derivative instruments	(281,000)	—	(4,294,000)
Minority interest in losses of subsidiary	811,262	1,718,813	—
Equity in earnings (losses) of affiliates, net	—	335,500	(733,000)
Other income (expense), net	5,902	(27,443)	1,985,031

Loss from continuing operations before income tax expense	(21,668,101)	(19,912,439)	(27,991,052)
Income tax expense	(1,600)	(1,600)	(1,600)

Loss from continuing operations	(21,669,701)	(19,914,039)	(27,992,652)
Loss from discontinued operations, net of tax effects	(118,183,365)	(66,886,009)	—

Net loss	$(139,853,066)	$(86,800,048)	$(27,992,652)

Per share data—basic and diluted:
Loss from continuing operations	$(0.35)	$(0.26)	$(0.30)
Loss from discontinued operations	(1.91)	(0.87)	—

Net loss	$(2.26)	$(1.13)	$(0.30)

Number of shares used in per share calculation—basic and diluted	61,760,458	76,791,382	92,013,338

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount
	(As Restated)
Balance at April 30, 2006	999,969	$1,000	53,774,113	$53,774	$262,803,600	$(71,076,473)	$(189,033)	$191,592,868
Share-based compensation on stock option and restricted stock awards	—	—	—	—	4,455,059	—	—	4,455,059
Issuance of common stock to investors	—	—	10,500,089	10,500	16,611,329	—	—	16,621,829
Stock option exercises	—	—	10,400	10	33,602	—	—	33,612
Premium associated with modification of convertible note	—	—	—	—	6,300,000	—	—	6,300,000
Warrant exercises	—	—	767,797	768	1,160,419	—	—	1,161,187
Foreign currency translation	—	—	—	—	—	—	(112,684)	(112,684)	$(112,684)
Net loss	—	—	—	—	—	(139,853,066)	—	(139,853,066)	(139,853,066)

Comprehensive loss									$(139,965,750)

Balance at April 30, 2007 (as restated)	999,969	$1,000	65,052,399	$65,052	$291,364,009	$(210,929,539)	$(301,717)	$80,198,805
Share-based compensation on stock option and restricted stock awards	—	—	420,000	420	2,956,382	—	—	2,956,802
Issuance of common stock to investors	—	—	12,500,000	12,500	5,782,571	—	—	5,795,071
Bifurcation of embedded derivative instrument from convertible note	—	—	—	—	(666,000)	—	—	(666,000)
Foreign currency translation	—	—	—	—	—	—	98,358	98,358	$98,358
Disposal and deconsolidation of subsidiary	—	—	—	—	—	—	203,359	203,359	203,359
Net loss	—	—	—	—	—	(86,800,048)	—	(86,800,048)	(86,800,048)

Comprehensive loss									$(86,498,331)

Balance at April 30, 2008 (as restated)	999,969	$1,000	77,972,399	$77,972	$299,436,962	$(297,729,587)	$—	$1,786,347
Share-based compensation on stock option and restricted stock awards	—	—	(20,000)	(20)	1,944,244	—	—	1,944,224
Issuance of common stock to investor	—	—	9,000,000	9,000	10,414,971	—	—	10,423,971
Issuance of common stock in satisfaction of debt principal conversions	—	—	7,555,552	7,556	10,192,444	—	—	10,200,000
Issuance of common stock in satisfaction of Make-Whole Amount provision associated with debt principal conversions	—	—	2,720,004	2,720	8,601,280	—	—	8,604,000
Warrant exercises	—	—	400,000	400	931,600	—	—	932,000
Foreign currency translation	—	—	—	—	—	—	(765,586)	(765,586)	$(765,586)
Net loss	—	—	—	—	—	(27,992,652)	—	(27,992,652)	(27,992,652)

Comprehensive loss									$(28,758,238)

Balance at April 30, 2009	999,969	$1,000	97,627,955	$97,628	$331,521,501	$(325,722,239)	$(765,586)	$5,132,304

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2007	2008	2009
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(139,853,066)	$(86,800,048)	$(27,992,652)
Add back: Loss from discontinued operations, net of income tax	118,183,365	66,886,009	—

Net loss from continuing operations	(21,669,701)	(19,914,039)	(27,992,652)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangible asset	3,922,452	3,798,138	3,064,301
Impairment of intangible asset	—	—	5,775,775
Share-based compensation charges	3,541,672	2,858,620	1,944,224
Minority interest in losses of subsidiaries	(811,262)	(1,718,813)	—
Fair value adjustments of derivative instruments	(1,248,000)	611,000	(27,693,000)
Loss on modification of derivative instruments	—	—	23,834,000
Loss on settlement of derivative instruments	281,000	—	4,294,000
Provision for inventory obsolescence	362,361	186,318	1,294,945
Other non-cash items	42,875	1,146,301	1,880,107
Changes in operating assets and liabilities:
Accounts receivable	3,758,079	(6,608,360)	4,342,833
Prepayments to affiliates	—	(722,600)	(4,657,850)
Inventories	(1,855,623)	1,977,971	1,634,572
Other assets	(64,966)	(515,923)	162,651
Accounts payable	(958,860)	858,456	63,928
Deferred revenue and other accrued liabilities	237,531	4,869,174	(4,826,510)

Net cash used in operating activities of continuing operations	(14,462,442)	(13,173,757)	(16,878,676)
Net cash used in operating activities of discontinued operations	(22,924,488)	(12,624,926)	—

Net cash used in operating activities	(37,386,930)	(25,798,683)	(16,878,676)

Cash flows from investing activities:
Purchases of property and equipment	(208,334)	(1,630,914)	(4,820,315)
Advances to and payments associated with discontinued operations	(34,779,440)	(9,643,934)	—
Investment in and advances to affiliates	—	(1,296,348)	(4,863,000)
Purchases of marketable securities	(6,138,584)	—	—
Proceeds from sales and maturities of marketable securities	21,138,584	—	—
Other	15,160	9,698	(55,462)

Net cash used in investing activities of continuing operations	(19,972,614)	(12,561,498)	(9,738,777)
Net cash provided by investing activities of discontinued operations	29,652,908	6,362,908	—

Net cash provided by (used in) investing activities	9,680,294	(6,198,590)	(9,738,777)

Cash flows from financing activities:
Borrowings on notes and other obligations	10,022,720	10,181,906	7,614,776
Payments on notes and other obligations	—	(14,682)	(2,713,794)
Loan origination fee payments	(598,222)	—	—
Proceeds from issuance of common stock, net of transaction fees	16,621,829	5,795,071	10,423,971
Proceeds from issuance of warrants classified as derivative instruments	4,209,000	11,792,000	7,290,000
Proceeds from exercise of stock options and warrants	1,292,799	—	600,000
Contributions from minority interest holders	645,998	1,481,810	—

Net cash provided by financing activities of continuing operations	32,194,124	29,236,105	23,214,953
Net cash provided by (used in) financing activities of discontinued operations	(9,574,652)	4,757,014	—

Net cash provided by financing activities	22,619,472	33,993,119	23,214,953

Effect of exchange rate changes on cash of continuing operations	(2,162)	(3,447)	—
Effect of exchange rate changes on cash of discontinued operations	95,702	12,330	—

Net effect of exchange rate changes on cash	93,540	8,883	—

Net increase (decrease) in cash and cash equivalents	(4,993,624)	2,004,729	(3,402,500)
Cash and cash equivalents at beginning of year	9,012,610	4,018,986	6,023,715

Cash and cash equivalents at end of year	$4,018,986	$6,023,715	$2,621,215

Cash and cash equivalents at end of year of continuing operations	$2,526,312	$6,023,715	$2,621,215

Cash and cash equivalents at end of year of discontinued operations	$1,492,674	$—	$—

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended April 30,
	2007	2008	2009
	(As Restated)	(As Restated)
Supplemental schedule of non-cash investing and financing activities of continuing operations:
Exercises of warrants classified as derivative instruments:
Decrease (increase) in derivative instrument associated with warrants	$(379,000)	$—	$480,000
Decrease (increase) in additional paid in capital	379,000	—	(480,000)
Record initial value of embedded derivative instruments associated with debt:
Decrease in additional paid in capital	—	666,000	—
Increase in derivative instrument liability	—	(666,000)	—
Deconsolidation of Advanced Lithium Power:
Carrying value of assets deconsolidated	—	(628,769)	—
Carrying value of liabilities and minority interests deconsolidated	—	582,161	—
Carrying value of accumulated other comprehensive loss deconsolidated	—	46,608	—
Investment in Asola:
Increase in investment in affiliate	—	1,869,000	—
Increase in obligations payable to affiliate	—	(1,869,000)	—
Conversion of debt to equity:
Decrease in convertible note principal	—	—	10,200,000
Decrease in derivative instrument associated with convertible note	—	—	4,162,000
Increase in accumulated deficit	—	—	4,442,000
Increase in common stock and additional paid-in-capital	—	—	(18,804,000)

Supplemental disclosure information of continuing operations:
Cash paid during the year for:
Interest	$(407,544)	$(1,367,217)	$(2,740,729)
Income taxes	(1,600)	(1,600)	(1,600)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum” or the “Company”) is a fully integrated alternative energy company and a leader in the development and production of alternative fuel propulsion systems, energy storage technologies, and alternative fuel vehicles. The Company believes that it is uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and battery control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric and hydrogen hybrid vehicles based on its years of experience in vehicle-level design, vehicle electronics, control strategies and system integration.

The Company provides powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and battery control systems for vehicles and other applications including fuel cells, hybrids, plug-in electric hybrid, alternative fuels, and hydrogen refueling. The Company also designs, engineers and manufactures hybrid and fuel cell vehicles.

The Company’s portfolio of technologies include advanced lithium-ion battery systems, electronic controls, hybrid electric drive and control systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in hybrid electric, fuel cell and other alternative fuel vehicles.

The Company was incorporated in the state of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). The Company spun off from IMPCO and became a separate company on July 23, 2002 (the “Spin Off”).

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a solar panel distribution and manufacturing operation in Irvine, California. The Company currently owns 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of the Company’s affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola). On October 30, 2009, The Company executed a non-binding letter of intent to transfer a 34% ownership interest in Quantum Solar to an investor for $20 million, the proceeds of which are to be used exclusively for the future operations of Quantum Solar. If and when that transaction closes, the Company’s ownership percentage will be reduced to 51%. If the Company successfully completes the transaction contemplated under the non-binding letter of intent, it anticipates that Quantum Solar will begin manufacturing solar panels in calendar 2010.

On January 16, 2008, the Company completed a series of transactions that resulted in the disposal of substantially all the assets of the Tecstar Automotive Group business segment. Prior to the disposal, the Tecstar Automotive Group business segment comprised all of the business activities acquired via the acquisition of Tecstar Automotive Group, Inc. (“Tecstar Automotive Group”), formerly known as Starcraft Corporation, that occurred on March 3, 2005 and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency Conversions, Inc. (Regency). See Notes 11 and 21.

On January 4, 2008, the Company acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. See Note 5.

On August 7, 2007, the Company co-founded Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. The Company owned 6.2 million shares of Fisker Automotive’s common stock on April 30, 2009,

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which represented 21.5% of the issued and outstanding shares of Fisker Automotive’s capital stock. On January 15, 2010, Fisker Automotive completed a $115.3 million private equity raise, which reduced the Company’s ownership interest to approximately 1.5% on a fully diluted basis. See Note 5.

On March 24, 2006, the Company obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. The Company’s direct ownership interest in ALP as of April 30, 2009 was 12.6%. ALP is currently undergoing a corporate restructuring and recapitalization. The Company anticipates that upon completion of the restructuring and recapitalization, the Company’s ownership percentage will be approximately 16% on a fully diluted basis. See Note 5.

Restatement of Historical Financial Statements

The accompanying consolidated balance sheet as of April 30, 2008, and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended April 30, 2007 and 2008, have been restated in this report to correct errors that were identified subsequent to the most recent filing of reports by the Company that include financial statements for these effected periods. The errors identified and applicable amounts of the corrections are more fully discussed in Note 3.

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

Although Tecstar Automotive Group remains a wholly owned subsidiary of the Company, it ceased all operations effective with the disposal of its assets on January 16, 2008 and since that date has been an inactive shell company. The historical activities of the Tecstar Automotive Group business segment are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications, including reclassification of all historical activities and balances of the Tecstar Automotive Group business segment as discontinued operations, have been made to fiscal year 2007 and 2008 amounts to conform to the fiscal year 2009 presentation.

Capital Resources

On June 29, 2006, the Company completed a private placement transaction that yielded gross proceeds of $12.5 million from the sale of 4.4 million shares of its common stock at a price of $2.84 per share. The investors also received warrants in connection with the transaction which are classified as equity instruments (the Company’s outstanding warrants are more fully described in Note 14).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 27, 2006, the Company completed a private placement transaction that yielded gross proceeds of $10.0 million from the sale of 6.1 million shares of its common stock at a price of $1.64 per share. The investors also received warrants in connection with the private placement transaction. The Company allocated $4.2 million of the proceeds from the transaction to the warrants, this being their fair value at issuance, that are classified as derivative instruments. In January and February 2007, the Company received $1.3 million from the exercise of a portion of those warrants.

In December 2006, the Company used approximately $15.0 million of proceeds from the sale of its marketable securities portfolio and other cash equivalents to reduce the outstanding borrowings under credit facilities with a commercial bank.

On January 31, 2007 the Company secured a $30.6 million credit facility with its current secured lender and used $9.6 million of proceeds from the new facility to repay the remaining principal and accrued interest owed under commercial bank credit facilities. This facility has been modified and restructured on several occasions, most notably in January 2008 in connection with the disposal of the Tecstar Automotive Group and in May 2008 and July 2009 in connection with incremental borrowings and a commitment secured by the Company from its lender that are discussed below. Prior to the restructure in January 2008, the amended credit facility included a revolving line of credit with maximum availability of $23.6 million and a $10.0 million term note (Term Note A).

On June 22, 2007, the Company completed a private placement transaction that yielded gross proceeds of $18.75 million from the sale of 12.5 million shares of its common stock at a price of $1.50 per share. The investors also received warrants in connection with the private placement transaction. The Company allocated $11.8 million of the proceeds from the transaction to the warrants that are classified as derivative instruments. Also, the investors from the October 2006 private placement received identical warrants in exchange for their waiver of certain rights they received in the October 2006 private placement transaction.

On January 16, 2008, the Company transferred substantially all the assets of the Tecstar Automotive Group business segment to an affiliate of its lender in satisfaction of Tecstar Automotive Group’s debt obligations under certain senior subordinated convertible notes issued on July 12, 2004 (Tecstar Convertible Notes). In connection therewith, the Company’s outstanding debt instruments payable to the lender were restructured in a manner that resulted in (i) the replacement of the Tecstar Convertible Note’s, with an outstanding principal and interest balance of $16.2 million, with a new $16.2 million debt instrument issued by the Company that had similar terms (the “Convertible Note I”), (ii) the elimination or release of $20.5 million of debt and (iii) incremental net borrowing capacity for the Company of $1.9 million. The elimination or release of debt included approximately $15.5 million secured by Tecstar Automotive Group’s assets under the revolving line of credit and a $5.0 million term note provided by the lender to Tecstar Automotive Group on November 6, 2007 (Tecstar Term Note). The revolving credit facility, with a remaining availability of approximately $8.1 million after the transfer of the Tecstar business assets to the lender, was terminated and replaced with a new $10.0 million term note (Term Note B).

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note that was set to mature on August 31, 2009 (Term Note C) and secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at its option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The May 2008 Commitment replaced an existing $5.0 million commitment that was similar in structure to the May 2008 Commitment and that was executed in July 2007. The option for either party under the commitment, as modified on July 10, 2009, expires on August 31, 2010. To date, neither the lender nor the Company has exercised the option under the May 2008 Commitment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 25, 2008, the Company completed a public offering transaction that yielded gross proceeds of $19.1 million from the sale of 9.0 million shares of its common stock at a price of $2.12 per share. The investor also received warrants in connection with the transaction. The Company allocated $7.3 million of the proceeds from the transaction to the warrants that are classified as derivative instruments.

On July 10, 2009, the Company and its lender agreed to a series of modifications to its credit facilities and incremental borrowings that are discussed in more detail in Note 11. In connection with the modifications, the amount of outstanding principal and unpaid interest on Term Note A of $6.6 million was replaced with a new convertible note in that amount issued to the lender (Convertible Note II) and the Company received an additional $3.0 million in proceeds in exchange for a new convertible note issued to the lender (Convertible Note III).

On September 4, 2009, the Company completed a private placement transaction that yielded cumulative gross proceeds of $12.3 million ($3.9 million received in the first tranche completed on August 3, 2009 and $8.4 million received in the second tranche) from the sale of 20.1 million shares of its common stock at a price of $0.61 per share. The investors also received warrants in connection with the transaction. The net amount raised by the Company from the transactions, after deducting placement agent fees and offering expenses, was approximately $10.8 million.

Liquidity

The Company’s principal sources of liquidity amount to $26.4 million, consisting of $2.6 million of cash and cash equivalents at April 30, 2009, $3.0 million in net proceeds obtained from its lender in connection with a convertible note issued on July 10, 2009, $10.8 million in net proceeds obtained in the private placement transaction that was completed on September 4, 2009, and $10.0 million of committed funding from the Company’s lender that is available to be drawn through March 31, 2011.

As discussed further in Notes 11 and 22, the Company has $32.5 million of outstanding principal and interest balances on debt instruments with its lender as of April 30, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of the Company’s common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside the control of the Company and as such, require the Company to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in Chapter 3A, Working Capital, of Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins” (ARB 43), because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that the Company potentially defaults on certain provisions contained within the debt instruments. As such, the Company’s debt obligations with its lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by ARB 43, even though liquidation is not expected to be required within that period. Further, SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced an amendment of ARB No. 43, Chapter 3A,” amends ARB 43 and allows for a short-term obligation that is scheduled to mature during the ensuing fiscal year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at April 30, 2009, amounting to $18.4 million, was settled in shares of the Company’s common stock subsequent to the fiscal 2009 year end. As a result, the Company has classified the portion of its debt settled in shares after the year end as a non-current liability at April 30, 2009 and the remaining principal amounts owed of $14.1 million, in addition to the fair value of the derivative instruments associated with the debt of $3.8 million, as current liabilities on the Consolidated Balance Sheet at April 30, 2009. The Company also has derivative instruments associated with warrant contracts with a fair value of $11.4 million at April 30, 2009 that it classifies as current liabilities consistent with the guidance in ARB 43, even though liquidation is not expected to be required within one year of the balance sheet date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of liquidity disclosures, the Company assesses the likelihood that it has sufficient available working capital and other principal sources of liquidity to fund its operating activities and obligations as they become due and the likelihood that it will be able to maintain compliance with the required provisions contained within its debt instruments. Even though the Company has classified a total of $29.3 million of debt obligations and derivative instrument liabilities as current liabilities, the Company does not anticipate that it will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to April 30, 2010. The Company also expects to be able to maintain compliance with the provisions of its debt instruments through at least April 30, 2010.

The Company has incurred recurring operating losses and negative cash flows from operating activities for the three year period presented in the consolidated financial statements. Specifically, the Company has used $13.2 million and $16.9 million in cash for continuing operating activities for the years ended April 30, 2008 and 2009, respectively. From its inception through April 30, 2009, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its current lender. The Company’s historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund its operations.

Although the Company’s current operating plan anticipates increased revenues and improved profit margins over the next two years, it has experienced a decline in revenues during the first three quarters of fiscal 2010 that has required the Company to continue to use a significant amount of cash in its operations and may require it to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, the Company believes that its available working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least April 30, 2010. To meet these funding requirements, the Company may have to draw down on some or all of the unconditional commitment from its lender or alternatively raise additional capital through public or private offerings of equity or debt securities.

Although the Company believes it has sufficient available capital to cover its existing operations and obligations through at least April 30, 2010, it will need to raise additional capital in order to complete its planned $12 million solar module manufacturing operation in Irvine, California and to further develop the next generation of its Q-Drive hybrid electric propulsion system. The Company anticipates that it will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, the Company cannot provide any assurances that it will be able to secure additional funding on terms acceptable to it, if at all. In addition, the Company will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability of the Company to achieve its current operating plan or raise capital to cover any shortfall would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If the Company is unable to secure the additional funding it needs, it may need to curtail its operations or take other actions in order to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the levels of liquidity needs of the Company through April 30, 2010, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

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

Cash Flow Presentation

The Company reports cash flows under the indirect method in accordance with Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows” (SFAS 95).

The Company also reports cash flow activities of its continuing business separate from cash flow activities of its discontinued operations in accordance with SFAS 95. Consequently, cash flows from operating, investing and financing activities and effects of exchange rate changes on cash are presented separately for both continuing and discontinued operations in the accompanying consolidated statements of cash flows for the periods presented. Cash transfers from continuing operations to discontinued operations in the form of equity advances to fund operating losses through the January 2008 disposal date of the Tecstar Automotive Group business segment are reported as investing uses of cash for the continuing operations and as investing sources of cash for the discontinued operations.

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The Company is depreciating tooling, dies and molds over 5 years; plant machinery and equipment over 7 years; information systems and office equipment over periods of 3 to 7 years; and automobiles and trucks over 5 years. Amortization of leasehold improvements and equipment financed under borrowing facilities is provided using the straight-line method over the shorter of the assets’ estimated useful lives or the lease terms.

Major renewals and improvements are capitalized and minor replacements, maintenance and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the balance sheets and any gain or loss is reflected in the statements of operations.

Equity Method Investments

Investments in common stock of non-consolidated affiliates are accounted for under the equity method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Investments in Common Stock,” (APB 18) as a result of the Company’s ability to exercise significant influence over the operating and financial policies of its affiliates. The ability to exercise significant influence is due in part to the level of the Company’s equity holdings and/or through its representation on the board of directors for these affiliates. Under APB 18, investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investee’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. The Company resumes accounting for the investment under the equity method when the affiliated entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Goodwill and Other Intangible Assets

Acquisitions meeting business combinations criteria often give rise to goodwill. The Company utilizes the services of valuation consultants to assist in allocating purchase price to acquired assets and liabilities assumed in connection with acquisition activities.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in acquisitions and is allocated to the Company’s business segments. In accordance with SFAS No. 142, goodwill is not amortized and is assessed annually for impairment (as of February 1) or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. All of the Company’s goodwill as of April 30, 2008 and 2009 is reported in the Quantum Fuel Systems business segment.

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

The issuance of shares related to the Company’s strategic alliance with General Motors was recorded as an intangible asset at the estimated fair market value on the dates of issuance and was being amortized over the ten-year term of the Corporate Alliance Agreement with General Motors until the remaining balance was written off in connection with an interim impairment assessment as of January 31, 2009 (see notes 4 and 9).

Warranty Costs

The Company follows the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranty is provided with terms similar to those offered by the OEM to its customers, which generally ranges from one to three years. Estimates are based, in part, on historical experience.

Derivative Financial Instruments

The Company accounts for conversion features contained within certain of its debt instruments and exercise features of certain of its warrant contracts as derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as further discussed in Notes 11, 14 and 17. In

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS 133, the derivative financial instruments, which are classified as liabilities, are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of the Company’s common stock or the passage of time are recognized as fair value adjustments of derivative instruments on the consolidated statements of operations as other income or expense. Changes in fair value resulting from the modification to the terms of the derivative are recognized as loss on modification of derivative instruments on the consolidated statement of operations as other expense.

Derivative instruments are presented as current liabilities on the consolidated balance sheet if the terms allow the holder to either exercise warrants or to convert debt principal or demand principal repayments associated with derivative instruments within the current operating cycle, as the derivative instruments are similar in nature to demand obligations transactions because the settlement could require cash payment due to events that are outside of the Company’s control.

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

The Company accounts for uncertainties in income tax law under Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. The Company has no unrecognized tax benefits for any of the periods presented. To the extent applicable in the future, interest and penalties related to income tax liabilities will be included in pre-tax income as interest expense and tax penalties. At April 30, 2009, the Company’s tax returns related to fiscal years ended April 30, 2005 through April 30, 2009 remain open to examination by the tax authorities. However, the Company has consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred.

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite vesting period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), which generally results in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective at the beginning of fiscal 2007, the Company adopted SFAS 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted, modified, repurchased, or cancelled after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company did not incur a charge upon the adoption of SFAS 123R and the adoption of SFAS 123R had no effect on cash flows from operations or financing activities.

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

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Interest Expense

The Company recognizes the amortization of deferred loan origination costs as interest expense under the effective interest method over the life of the arrangement.

Financial Instruments, Hedging Derivatives, and Concentration of Credit risk

Financial instruments that the Company enters into consist principally of cash equivalents, trade receivables and payables, stock options and warrants, and long-term debt.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (SFAS 161). SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using hedging derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. In addition, SFAS 161 requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. Effective February 1, 2009, the Company adopted the disclosure requirements pursuant to SFAS 161.

The Company may use derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign exchange rates. While these instruments could be subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being reduced. The Company has not used any derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest rates but has entered into currency exchange arrangements for the purpose of reducing its exposure to adverse changes in currency exchange rates. The Company is not a party to leveraged derivatives for investment or speculative purposes.

The Company conducts a major portion of its business with a limited number of customers. Fisker Automotive and General Motors (including subsidiaries of General Motors) represent a significant portion of the Company’s outstanding accounts receivable as of April 30, 2009. A single lender, WB QT, LLC, or affiliates of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lender, principally hold the Company’s long-term debt obligations. See further discussion of accounts receivable and long term debt obligations at Notes 6 and 11, respectively.

Fair Values Measurements

The Company determines fair values of its assets and liabilities in accordance with SFAS 157, “Fair Value Measurements” that was adopted by the Company effective May 1, 2008. The Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective as May 1, 2008 but did not elect to adopt the fair value option under SFAS 159 for any of its financial assets or liabilities that were not already accounted for under the fair value method prior to the adoption of SFAS 159. Based on certain qualifying events, the Company may elect to adopt the fair value option in the future for certain financial assets and liabilities. See further discussion of fair value measurements at Note 17.

Other Recently Issued Accounting Pronouncements

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

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial cash Settlement” (APB 14-1). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for the Company at the beginning of its 2010 fiscal year and early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company has not yet finalized its assessment of APB 14-1 but does not believe the adoption of APB 14-1 will have a material impact on its financial position or results of operations based on its preliminary evaluation.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact that foreign currency denominated strike prices and market-based employee stock option valuation instruments have on the evaluation. EITF 07-5 is effective for the Company at the beginning of its 2010 fiscal year and cannot be adopted early. The Company has not yet completed its assessment of EITF 07-5 and thus has not determined whether the adoption of EITF 07-5 will have a material impact on its financial position or results of operations.

In June 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting,” (FAS 168). FAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to generally accepted accounting principles which will be replaced with references to the applicable codification paragraphs.

3. Restatement of Financial Statements

The Company’s consolidated financial statements contained herein include restatements of previously reported financial statements and disclosures for the annual periods ended April 30, 2007 and 2008 to correct errors that came to light in connection with a reassessment of the accounting and classification for certain of the Company’s debt instruments and warrant contracts.

On January 16, 2009, the Company received a comment letter from the Staff of the Securities and Exchange Commission (“SEC”), Division of Corporate Finance, which included comments on the following filings: (i) Form S-3 filed on December 22, 2008, (ii) Form 10-Q for the quarterly period ended October 31, 2008 filed on December 10, 2008, (iii) Definitive Proxy Statement on Schedule 14A filed on August 20, 2008 and, (iv) Form 10-K for the fiscal year ended April 30, 2008 filed on July 3, 2008. The Company filed a written response to the SEC Comment Letter on February 11, 2009. On March 6, 2009, the Company received a second comment letter from the SEC requesting additional information regarding the accounting treatment and disclosures related primarily to the issuance of debt instruments, modifications associated with existing debt instruments, and warrants issued in connection with private and public sales of its common stock.

In preparation of the Company’s response to the SEC comment letter received on March 6, 2009, the Company again reviewed its debt instruments and warrant contracts to reassess whether it had properly applied the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), Emerging Issues Task Force Abstract 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), and other generally accepted accounting principles. In connection with the Company’s response, the Company formally submitted a letter to the Office of the Chief Accountant of the SEC (the “OCA”) on September 15, 2009 requesting an interpretation of the proper application of EITF 00-19 to certain provisions associated with equity-linked features contained within its convertible note dated January 16, 2008 (the “Convertible Note I”) and a term note also dated January 16, 2008 (referred to as “Term Note B”). The Company completed its consultation with the OCA on September 30, 2009.

The Convertible Note I contains contract provisions that require the Company to (1) cause the shares delivered upon conversion of principal due under the convertible note to be duly listed for trading on the Nasdaq

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Global Market (or any successor trading market, as defined) concurrently with the issuance of such shares and (2) ensure that the holder may resell such shares pursuant to Rule 144 of the Securities Act (subject to any applicable holding period). Further, Term Note B contains a contract provision that requires the Company to deliver shares that may be resold pursuant to Rule 144 of the Securities Act (subject to any applicable holding period), if the Company elects to make the payment of the multiplier amount feature contained within the note using shares of its common stock. Based on further review of the contract provisions and communications with the OCA, the Company determined in its reassessment of the Convertible Note I and Term Note B debt instruments that compliance with these contractual requirements is not within its control. Paragraphs 12 and 13 of EITF 00-19 states that contracts that include any provision that could require net-cash settlement cannot be accounted for as equity, except in those limited circumstances in which holders of the underlying shares also would receive cash. Therefore, under EITF 00-19 the Company must assume net cash settlement because noncompliance is not considered to be an option. As a result, the Company concluded that the embedded features should be bifurcated, classified as liabilities, measured at fair value, and marked to market each reporting period in accordance with the provisions of SFAS 133, with the changes in fair values being recognized in the respective period’s statement of operations.

The Company again reviewed all its warrant contracts and determined that it also misapplied the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) and EITF 00-19 with respect to the warrants the Company issued in October 2006, June 2007 and August 2008. The warrants issued in October 2006, June 2007 and August 2008 contain certain provisions that could potentially require the Company to net cash settle the contracts in the event that a transaction meeting the definition of “change in control” occurs. Accordingly, the Company has determined in its reassessment that the warrants issued in October 2006, June 2007 and August 2008 should be considered derivatives, classified as liabilities, measured at fair value, and marked to market each reporting period in accordance with the provisions of SFAS 133, with the changes in fair values being recognized in the respective period’s statement of operations.

During meetings held on October 9, 2009 and October 14, 2009, management and the Audit Committee, in consultation with Ernst & Young LLP (“Ernst & Young”), the Company’s independent registered public accounting firm, concluded that the Company’s previously filed consolidated financial statements for the fiscal years ended April 30, 2007 and April 30, 2008 on Form 10-K, each of the quarterly condensed consolidated financial statements on Form 10-Q for the periods ended October 31, 2006 through January 31, 2009, and the independent registered public accounting firm’s reports on the financial statements and the effectiveness of internal control over financial reporting for the fiscal years ended April 30, 2007 and 2008, should no longer be relied upon.

The financial information presented in the accompanying consolidated financial statements and the notes to the consolidated financial statements give effect to the restatements. The restatements reflect the bifurcation of the derivative liabilities associated with conversion features contained within the Company’s Convertible Note I and Term Note B debt instruments effective upon their issuance in January 2008 and reflect the derivative liabilities associated with the warrant contracts the Company issued in October 2006, June 2007 and August 2008. The restatement also includes the effects of reclassifying a $6.3 million debt premium that was derived in connection with the modification of a convertible note on January 31, 2007 to equity that was previously reported as a liability. The reclassification was recorded in connection with the restatements to be consistent with the guidance prescribed in Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” which states that a premium associated with a convertible debt instrument that is considered to be substantial is presumed to represent additional paid-in-capital.

The restatements had no impact on the financial statement amounts previously reported for the Company’s assets, revenues and operating costs and expenses for the fiscal years ended April 30, 2007 and April 30, 2008.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the effects of the restatements on specific line items presented in the Company’s historical consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009:

Consolidated Balance Sheet	April 30, 2008	April 30, 2008
	(As Previously Reported)	(As Restated)
Current Liabilities:
Derivative instruments	$—	$16,409,000
Current maturities of long-term debt	8,325,144	7,162,068
Total current liabilities	21,812,829	37,058,753

Non-Current Liabilities:
Long-term debt, net of current maturities	33,623,598	29,940,520

Stockholders’ equity:
Additional paid-in-capital	309,901,962	299,436,962
Accumulated deficit	(296,631,741)	(297,729,587)
Total stockholders’ equity	13,349,193	1,786,347

Consolidated Statements of Operations	Year Ended April 30, 2007	Year Ended April 30, 2007	Year Ended April 30, 2008	Year Ended April 30, 2008
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Interest expense, net	$(15,781)	$(15,781)	$(2,218,035)	$(2,557,266)
Fair value adjustments of derivative instruments	—	1,248,000	—	(611,000)
Loss on settlement of derivative instruments	—	(281,000)	—	—
Loss from continuing operations before income taxes	(22,635,101)	(21,668,101)	(18,962,208)	(19,912,439)
Loss from continuing operations	(22,636,701)	(21,669,701)	(18,963,808)	(19,914,039)
Loss from discontinued operations, net of tax effects	(117,892,596)	(118,183,365)	(66,062,163)	(66,886,009)
Net loss	(140,529,297)	(139,853,066)	(85,025,971)	(86,800,048)

Per share data—basic and diluted:
Loss from continuing operations	$(0.37)	$(0.35)	$(0.25)	$(0.26)
Loss from discontinued operations	(1.91)	(1.91)	(0.86)	(0.87)

Net loss	$(2.28)	$(2.26)	$(1.11)	$(1.13)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statements of Changes In Stockholders’ Equity	Year Ended April 30, 2007	Year Ended April 30, 2007	Year Ended April 30, 2008	Year Ended April 30, 2008
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Additional Paid-In-Capital:
Issuance of common stock to investors	$20,820,329	$16,611,329	$17,574,571	$5,782,571
Premium associated with modification of convertible note	—	6,300,000	—	—
Warrant exercises	1,258,419	1,160,419	—	—
Bifurcation of embedded derivative instrument from convertible note	—	—	—	(666,000)
Balance at period end	289,371,009	291,364,009	309,901,962	299,436,962

Accumulated Deficit:
Net loss	(140,529,297)	(139,853,066)	(85,025,971)	(86,800,048)
Balance at period end	(211,605,770)	(210,929,539)	(296,631,741)	(297,729,587)

Stockholders’ Equity:
Issuance of common stock to investors	20,830,829	16,621,829	17,587,071	5,795,071
Premium associated with modification of convertible note	—	6,300,000	—	—
Warrant exercises	1,259,187	1,161,187	—	—
Net loss	(140,529,297)	(139,853,066)	(85,025,971)	(86,800,048)
Total stockholders’ equity	77,529,574	80,198,805	13,349,193	1,786,347

Comprehensive Loss	(140,641,981)	(139,965,750)	(84,724,254)	(86,498,331)

Consolidated Statements of Cash Flows	Year Ended April 30, 2007	Year Ended April 30, 2007	Year Ended April 30, 2008	Year Ended April 30, 2008
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
Cash flows from operating activities:
Net loss	$(140,529,297)	$(139,853,066)	$(85,025,971)	$(86,800,048)
Add back: Loss from discontinued operations, net of income tax	117,892,596	118,183,365	66,062,163	66,886,009

Net loss from continuing operations	(22,636,701)	(21,669,701)	(18,963,808)	(19,914,039)

Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Fair value adjustments of derivative instruments	—	(1,248,000)	—	611,000
Loss on settlement of derivative instruments	—	281,000	—	—
Other non-cash items	42,875	42,875	807,070	1,146,301

Cash Flows from financing activities:
Proceeds from issuance of common stock, net of transaction fees	20,830,062	16,621,829	17,587,072	5,795,071
Proceeds from issuance of warrants classified as derivative instruments	—	4,209,000	—	11,792,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the restatements on the Company’s historical condensed consolidated financial statements for each of the effected quarterly periods (periods ending October 31, 2006 through January 31, 2009), is presented in Note 20.

4. General Motors Relationship / Automotive Industry Deterioration

In 2002, the Company entered into a ten-year strategic alliance with General Motors. The Company believes that its strategic alliance with General Motors will advance and commercialize, on a global basis, the integration of its gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors have co-developed technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum since 1993, through which the Company provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

The Company issued 3.5 million shares of Common Stock and 1.0 million shares of Series B Common Stock to General Motors in connection with entering the strategic alliance. The Company recorded the value of the shares issued to General Motors as an intangible asset at fair market value on the dates of their respective issuances, amounting to $16.5 million. The Company had been amortizing this intangible asset over the ten-year term of the strategic alliance with General Motors until January 31, 2009, at which time the Company wrote-off the remaining unamortized carry balance in connection with an impairment analysis discussed below.

General Motors has represented a significant portion of the Company’s historical revenue streams and although the Company’s relationship with General Motors and its commitment to continue to develop hydrogen storage and handling systems for fuel cell vehicles together under the strategic alliance continues, certain of the Company’s programs with General Motors experienced funding restraints as a result of General Motors’ deteriorating financial condition which ultimately culminated in General Motors filing for Chapter 11 bankruptcy protection on June 1, 2009. Specifically, activities on certain next generation hydrogen fuel system programs have declined or have been terminated by General Motors with indications that existing and proposed new programs could experience extended delays.

Over the course of our fiscal 2009, the U.S. and world economy and the automotive industry had significantly deteriorated and measures implemented by the federal government to stabilize the domestic credit markets and the economy in late 2008 and early 2009 had not yet been realized to the extent expected. Beginning in December 2008, General Motors began receiving loans from the U.S. Treasury to avoid a financial collapse of their business. Furthermore, in early 2009, General Motors announced that vehicle sales for January 2009 and February 2009 were 49% and 53% lower than vehicle sales in the same period in 2008. On March 5, 2009, General Motors released its annual report for calendar 2008 in which their independent auditors raised substantial doubt about General Motors’ ability to continue as a going concern in their audit opinion. The January and February vehicle sales results for General Motors further supported the fact that the automotive industry was continuing to deteriorate and suffering its worse economic conditions in decades as automakers struggled due to the rise in unemployment, weakening consumer confidence, and lack of availability in the credit markets for consumer loans.

As a result of the deterioration in the automotive industry and the increased uncertainty surrounding General Motors’ ability to fund future hydrogen fuel cell projects under the strategic alliance, the Company believed that it could no longer reasonably forecast the long-term revenue streams under the strategic alliance and, as a result, the Company impaired the remaining $5.8 million unamortized balance of the intangible asset as of January 31, 2009 (see Note 9) in accordance with Statement of Financial Accounting Standards (SFAS) No. 144,

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for the Impairment or Disposal of Long-lived Assets.” In addition, the Company increased its inventory reserves on specific hydrogen fuel system component parts and materials as it expects sales of automotive fuel system products utilizing hydrogen components to be negatively impacted as a result of current economic conditions (see Note 7).

Although the Company impaired the remaining balance of the strategic alliance in January 2009, the Company continues to support development programs under the auspices of the strategic alliance and it believes that vehicle programs at General Motors utilizing alternative energy technologies are likely to receive enhanced focus in the future once General Motors’ financial condition stabilizes. General Motors has taken steps to improve its financial condition and emerged from bankruptcy on July 10, 2009. In connection with the bankruptcy proceedings, General Motors designated the Company as an important supplier and assumed all contracts and purchase orders with the Company, including agreements comprising the strategic alliance.

5. Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s direct ownership interest to 21.5% at April 30, 2009 and to 1.5% on a fully diluted basis at January 15, 2010 (see Note 22).

Fisker Automotive’s first scheduled production intent vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates Quantum’s plug-in hybrid electric vehicle architecture known as “Q-Drive,” is expected to have initial deliveries beginning near the end of calendar year 2010.

The Company accounts for its equity interest in Fisker Automotive under the equity method of accounting. Due to the temporary nature of its majority interest in Fisker Automotive, the Company also accounted for its initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R), the Company is not the primary beneficiary as defined by FIN 46R as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by Fisker Automotive.

Fisker Automotive has an accumulated deficit since inception through April 30, 2009 as a result of funding the design and development activities for its vehicle platforms. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2008 and 2009 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the fiscal years ended April 30, 2008 and 2009.

The Company is currently providing services to Fisker Automotive under the third phase of the development of the Fisker Karma vehicle platform. Previously, the Company completed an initial concept analysis program in January 2008 for the Fisker Karma vehicle during the first phase of the development under a $1.0 million contractual arrangement and completed services under the second phase of the development in March 2009 under a second contract for $14.3 million. Under the second phase, the Company developed the powertrain and software control systems for the Fisker Karma. On April 2, 2009, the Company was awarded a third contract for $10.2 million covering the third phase of the development program which includes system validation, certification and other pre-production development activities.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has received $13.5 million in cash from Fisker Automotive and has recognized $15.9 million in cumulative contract revenue through April 30, 2009 of which $2.2 million was recognized during fiscal 2008 and $13.7 million was recognized during fiscal 2009. The cash received and contract billings generated in excess of the revenue earned, of $4.3 million as of April 30, 2008, is reported as deferred revenue from affiliate on the accompanying consolidated balance sheet.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 megawatts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture was established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro (see Note 22). The Company accounts for its equity interest in Asola under the equity method of accounting.

The conversion rate of one euro to one U.S. dollar was 1.56 to 1 as of April 30, 2008 and 1.33 to 1 as of April 30, 2009. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with APB 18. Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by FIN 46R.

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above that was classified as an obligation payable to affiliate on the consolidated balance sheet as of April 30, 2008. In August 2008, the Company satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar Energy, Inc. to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

Asola maintains its books and records on a calendar year basis and has reported annual financial results for calendar 2008 (unaudited) and interim financial results for the first four months of calendar 2009 (unaudited) as follows:

	Year ended December 31, 2008
	Euros	US Dollars
Current assets	€15,653,000	$21,787,000
Non-current assets	5,099,000	7,097,000
Current liabilities	17,196,000	23,935,000
Long-term liabilities	1,886,000	2,625,000
Product sales	34,510,000	49,215,000
Gross profit on product sales	7,026,000	10,020,000
Net income	1,265,000	1,804,000

	Four months ended April 30, 2009
	Euros	US Dollars
Total assets	€27,546,000	$36,567,000
Total liabilities	25,172,000	33,416,000
Product sales	6,400,000	8,685,000
Net loss	(320,000)	(434,000)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s equity in net earnings of Asola was US$0.3 million and US$0.1 million for fiscal years 2008 and 2009, respectively. The Company’s equity in net earnings differs from the 24.9% of the net loss shown in the table above due to adjustments to equity in net earnings related to German generally accepted accounting principles to US GAAP differences. Such differences are adjusted for in calculating the Company’s equity in earnings under US GAAP in accordance with APB 18.

On November 7, 2007 the Company entered into an arrangement with Asola (Asola Arrangement) under which it agreed to purchase one-half of Asola’s rights and obligations under a certain long-term solar cell supply agreement with one of Asola’s solar cell suppliers dated November 1, 2007 to which Asola is a party (Supply Agreement). Asola’s obligations under the Supply Agreement includes the required purchase by Asola of solar cells with a cumulative power of 155 MWp for the period from January 1, 2008 through December 31, 2017 at predetermined fixed prices, with prepayments required by November 1, 2007 of 1.0 million euro, by September 1, 2008 of 3.0 million euro, and by September 1, 2009 of 5.0 million euro.

The Company’s agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term Supply Agreement under the Asola Arrangement provides the Company with the rights to purchase 77.5 MWp. In consideration for Asola’s sale of one-half of its contract rights, the Company paid Asola 1.0 million euro (US$1.4 million) on October 29, 2007, representing the full amount of the November 17, 2007 prepayment requirement and agreed to pay up to 1.5 million euro of the prepayment due in September 2008 and up to 2.5 million euro of the prepayment requirements due in September 2009 under the Supply Agreement. The Company classified one-half of the 1.0 million euro payment made in October 2007 as prepayments to Asola and the remaining one-half as an advance to Asola.

On July 17, 2008 and September 26, 2008, the Company made additional prepayments of 1.0 million euro (US$1.6 million) and 1.5 million euro (US$2.2 million), respectively, to Asola in connection with the Supply Agreement. Through December 31, 2009, the Company had not purchased any solar cells under the Asola Arrangement and was still obligated to provide an additional 1.5 million euros to Asola to satisfy its share of the prepayment requirement that was scheduled to be remitted by September 1, 2009. Asola has not initiated or threatened to take any action against the Company in connection with the Company’s obligations to Asola under the Asola Arrangement in light of Asola’s extensive dialogue with its cell supplier over the course of calendar 2009 that remains unresolved and is discussed further below.

Over the course of calendar 2009, the worldwide supply of solar cells has increased and suppliers in the industry have been lowering prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these recent price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through April 30, 2009 and November 30, 2009, Asola has only taken delivery of cells with approximately 0.1 million watts of power and has not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that the Company anticipates would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” the Company may have to record a charge in the future equal to the sum of its prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, the Company currently believes that the range of a potential charge that it could be required to recognize would be limited to $9.5 million, which amount represents the total of all solar cell prepayments and other advances made by the Company to Asola, plus the Company’s net investment in Asola at April 30, 2009.

The Company’s unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in euros and in U.S dollars based on the currency exchange rate as of April 30, 2009) is as follows:

	Euros:	US Dollars:
Eight months ended December 2009	€5,765,000	$7,653,000
Twelve months ended December 2010	8,110,000	10,766,000
Twelve months ended December 2011	15,720,000	20,868,000
Twelve months ended December 2012	15,220,000	20,205,000
Twelve months ended December 2013	14,620,000	19,408,000
Twelve months ended December 2014	13,920,000	18,479,000
Thereafter	39,955,000	53,040,000

Total	€113,310,000	$150,419,000

The Company provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola meet its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by Asola’s majority shareholder, ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar Energy, Inc. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and matures upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although the Company considers the outstanding balance of the loan of $2.2 million to be fully collectible, the Company anticipates that Asola will not be able to repay the loan by the by the stated maturity date. Accordingly, the loan is reported in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheet at April 30, 2009.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize advances it provides to Asola, the impacts of foreign currency translation and its share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the period beginning with the acquisition of the initial ownership stake on January 4, 2008 through April 30, 2009 is as follows:

Investment In and Advances to Affiliate:
Initial payment associated with ownership stake (0.3 million euro)	$444,360
May 2008 payment associated with ownership stake (1.2 million euro)	1,869,000
Transaction costs associated with ownership stake	131,666
Advance provided, unsecured	722,500
Equity in earnings for fiscal year 2008	335,500

Balance at April 30, 2008	$3,503,026
Advance provided in the form of note receivable, secured	2,196,250
Foreign currency translation	(230,536)
Equity in earnings for fiscal year 2009	66,000

Balance at April 30, 2009	$5,534,740

Advanced Lithium Power

On March 24, 2006, the Company obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. The Company’s direct ownership interest in ALP as of April 30, 2009 was 12.6%. ALP is currently undergoing a corporate restructuring and recapitalization. The Company anticipates that upon completion of the restructuring and recapitalization, the Company’s ownership percentage will be approximately 16% on a fully diluted basis (unaudited).

On March 24, 2006 and August 8, 2006, the Company invested CAD$0.2 million and CAD$0.3 million, respectively, in convertible debentures, which allows the Company to convert the debentures, under an amended agreement, into shares of ALP’s common stock at an equivalent value of CAD$0.12 per share.

On May 1, 2008, the Company invested CAD$0.3 million in exchange for common shares of ALP. The Company also received common stock purchase warrants that entitle it to purchase 0.3 million shares of ALP stock at $0.75 per share and 0.3 million shares of ALP stock at $1.00 per share. The warrants expire on June 11, 2011. On January 15, 2009 in connection with capital financing activities for ALP, the Company provided ALP with cash in exchange for a convertible note in the amount of US$0.5 million. Upon the closing of the financing activities on February 6, 2009, the Company’s note was converted into preferred shares of ALP. Our affiliate, Fisker Automotive, also provided capital to ALP in connection with this round of financing and received a 33.3% ownership interest (unaudited).

ALP will need to raise substantial additional capital in order to complete battery and control systems development, testing, and tooling before it can expand its production capabilities and reach profitability, which will further reduce the Company’s ownership percentage in the venture.

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

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at the time of deconsolidation of ALP’s accounts was zero. The balance as of April 30, 2008 and 2009 is also zero. During fiscal 2009, the investment balance increased as a result of the May 1, 2008 purchase of ALP’s common shares and on January 15, 2009 in connection with financing activities; however, the balance was reduced to zero as a result of the Company recognizing its share of equity in losses for the year ending April 30, 2009.

The minority interest in losses of subsidiary reported on the accompanying consolidated statements of operations for the years ended April 30, 2007 and 2008 represented the minority interest position held by ALP’s Chief Executive Officer and other officers of ALP, along with other unaffiliated parties during the Consolidation Period. The reporting of minority interest positions of ALP ceased upon the deconsolidation of their accounts.

The Company has sourced certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. The Company incurred costs of $0.8 million for the year ended April 30, 2009 associated with these purchases that are included in research and development expense. Also, included in current assets at April 30, 2009 on the accompanying consolidated balance sheet was $0.9 million in payments made by the Company for products and services not yet received from ALP.

6. Accounts Receivable

Net accounts receivable from non-affiliates consist of the following:

	April 30,
	2008	2009
Customer accounts billed	$8,023,981	$3,468,363
Customer accounts unbilled	2,247,731	2,298,158
Allowance for doubtful accounts	(606,961)	(444,603)

Accounts receivable, net	9,664,751	5,321,918
Less: accounts receivable from affiliate	—	(2,430,093)

Accounts receivable from non-affiliates, net	$9,664,751	$2,891,825

The portion of accounts receivable that is due from affiliate is associated with billed and unbilled amounts due from Fisker Automotive. Included in accounts receivable from non-affiliates as of April 30, 2009 was $0.6 million of net receivables due from General Motors that was substantially all collected in the first quarter of fiscal 2010. The Company assesses the collectibility of receivables associated with Fisker Automotive, General Motors and other customers on an ongoing basis.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories

Inventories consist of the following:

	April 30,
	2008	2009
Materials and parts	$5,609,388	$4,341,370
Work-in-process	12,085	1,032
Finished goods	1,496,212	973,819

	7,117,685	5,316,221
Less: provision for obsolescence	(1,055,548)	(2,265,268)

Inventories, net	$6,062,137	$3,050,953

During the second half of fiscal 2009, the Company increased its provision for obsolescence reserves associated with specific hydrogen fuel system component parts and materials as it expects future sales to General Motors and other OEMs of its automotive fuel system products utilizing hydrogen components will be negatively impacted as a result of current economic conditions as discussed in Note 4.

8. Property and Equipment

Property and equipment consist of the following:

	April 30,
	2008	2009
Tooling, dies and molds	$3,018,290	$3,018,290
Plant machinery and equipment	10,529,701	10,840,754
Information systems and office equipment	8,827,600	9,116,462
Automobiles and trucks	259,099	208,891
Leasehold improvements	3,145,179	5,278,809
Construction in progress	999,942	3,086,712

	26,779,811	31,549,918
Less accumulated depreciation and amortization	(22,927,245)	(24,669,788)

Net property and equipment	$3,852,566	$6,880,130

Total depreciation expense on property and equipment of continuing operations for fiscal years ended April 30, 2007, 2008 and 2009 was approximately $2.2 million, $2.1 million and $1.8 million, respectively.

9. Goodwill, Intangibles and Other Long-lived Assets

Goodwill

The Company’s goodwill of its continuing operations for the periods presented is all recorded in the Quantum Fuel Systems (QFS) reporting segment. Goodwill is not subject to amortization. There was no change in the carrying value of goodwill of its continuing operations during the fiscal years ended April 30, 2007, 2008 and 2009.

Effective as of January 31, 2009, the Company performed an interim impairment assessment of its goodwill as a result of certain indicators of potential impairment associated with the deterioration of General Motors’ financial condition and the automotive industry (see Note 4). QFS represents the Company’s only continuing non-corporate reporting unit. The goodwill for QFS had a carrying value of $30.4 million as of January 31, 2009.

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

The Company updated its goodwill assessment as of April 30, 2009 and reviewed other long-lived assets for indicators of impairment. The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values as of April 30, 2008 for these long-lived assets.

Intangibles

The Company amortizes specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Effective as of January 31, 2009, the Company performed an interim impairment assessment of its intangible asset as a result of certain indicators of potential impairment associated with the deterioration of General Motors’ financial condition and the automotive industry (see Note 4). Based on the assessment, the remaining carrying value of the intangible asset was written off in the amount of $5.8 million.

Intangible assets consist of the following:

	April 30,
	2008	2009
GM Strategic Alliance Agreement:
Gross carrying value	$16,479,358	$16,479,358
Accumulated amortization	(9,458,752)	(10,703,583)
Impairment	—	(5,775,775)

Net carrying value	$7,020,606	$—

10. Warranties

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s product warranty liability for continuing operations are as follows (in thousands):

	Balance at Beginning of Year	Warranties Issued	Settlements Made(1)	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
Fiscal 2007	$364	$387	$(17)	$(268)	$466
Fiscal 2008	466	1,183	(403)	(580)	666
Fiscal 2009	666	20	(420)	(43)	223

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

11. Long-Term Debt

Long-term debt consists of the following:

	April 30,
	2008	2009
	(As Restated)
Convertible Note I; $16,195,676 principal and $539,413 accrued interest in April 2008; $6,765,279 principal and $255,977 accrued interest in April 2009	$16,735,089	$7,021,256
Term Note A	10,000,000	7,600,000
Term Note B	10,000,000	10,000,000
Term Note C	—	7,877,930
Other obligations	367,499	168,481

Long-term debt, current and non-current	37,102,588	32,667,667
Less current portion	(7,162,068)	(14,127,337)

Long-term debt, non-current	$29,940,520	$18,540,330

Convertible Note I

Convertible Note I, initially originated by Tecstar Automotive Group, Inc. in July 2004 and assumed by the Company in March 2005 in connection with the acquisition of Tecstar Automotive Group, was most recently amended on November 24, 2009. As amended, the note has an annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%, and is scheduled to mature on March 31, 2011.

The holder of Convertible Note I, which is affiliated with our secured lender, has the right to extend the scheduled maturity date for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%). Convertible Note I has scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder.

Effective beginning with the July 10, 2009 amendment, the note can now be converted into shares of the Company’s common stock at a fixed conversion price of $0.71 per share at any time until maturity at the option of the lender. From May 30, 2008 through July 9, 2009, the lender’s conversion price was fixed at $1.35 per share. The lender converted a total of $10.2 million of principal through April 30, 2009 under the amended terms of Convertible Note I on various dates beginning on June 30, 2008. In exchange, the Company issued the lender 7.6 million shares in satisfaction of the principal amount converted and 2.7 million shares in satisfaction of a Make-Whole Amount provision as required by the contractual terms of the amended debt instrument. The Make-

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Whole Amount provision was available to the lender from May 30, 2008 through July 9, 2009 at which time it was eliminated in connection with the revised terms of the most recent amendment. The lender converted an additional $0.5 million and $1.0 million of principal under Convertible Note I on September 23, 2009 and October 12, 2009, respectively.

Convertible Note I, as assumed by the Company in March 2005, had an original maturity date of July 1, 2009; fixed interest rate of 8.5% payable in cash on scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity; principal conversion price of $5.77 per share; and the principal could not be prepaid in part or whole by the Company without consent of the lender. The convertible note has been amended on various dates since the Company initially assumed the obligation. A chronological summary of the amendments and significant changes to the stated terms of the obligation follows.

On January 31, 2007, debt instruments representing Convertible Note I were amended. The significant amendments were: (i) the cash coupon rate was decreased from 8.5% to 6.5%, (ii) a 5.0% PIK was added thus increasing the total interest rate from 8.5% to 11.5%, (iii) the holders of the note were provided the right to extend the maturity date of the note for an additional three years (if exercised, the PIK is thereafter lowered to 3.0%), (iv) the conversion price was reset from $5.77 to $2.36 per share, (v) an anti-dilution provision was added which provided that the then current conversion price of $2.36 would reset to the level of the value of future shares issued, if the Company issued the shares for a value less than $1.50 per share, (vi) the holders of the note were prohibited from converting prior to November 24, 2007, (vii) the Company guaranteed all of Tecstar Automotive Group’s obligations under the convertible note; and (viii) the holders of Convertible Note I were granted a security interest in substantially all of the assets of the Company.

The Company determined that the amendments to the convertible note on January 31, 2007 were substantial and represented an implied exchange of debt instruments as prescribed in EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” In accordance with EITF 96-19, the original convertible note, with an outstanding balance of $15.0 million just prior to the amendment, was accounted for as an early extinguishment of debt and the amended note was accounted for as a new debt instrument and recorded at its estimated fair value of $21.3 million. The fair value of the modified debt instrument was determined based on a binomial probability distribution model consistent with modeling techniques discussed further under Fair Value Measurements in Note 17. The deemed replacement of the original debt instrument with the new debt instrument resulted in a charge of $6.3 million recorded in the third quarter of fiscal 2007 and represented the difference between the fair value and face value of the note as of January 31, 2007 that was attributable to the conversion feature (referred to as the “Substantial Premium”). In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Substantial Premium was allocated to additional paid-in-capital.

On June 22, 2007, in connection with the $18.75 million private placement transaction that was completed by the Company, the conversion price under Convertible Note I was reset from $2.36 to $1.35 in accordance with the existing anti-dilution provision contained in the note. The reset of the conversion price did not have any impact on the Company’s financial statements; however, the reset did increase the number of shares that the holder would receive upon conversion of the principal balance.

On January 16, 2008, in connection with the transfer of ownership of the Tecstar Automotive Group business segment to the Company’s lender and a concurrent restructure of the outstanding debt instruments with the lender (see January 2008 Debt Restructuring discussed below), the Company exchanged the existing convertible note that had been issued by the Tecstar Automotive Group, with an outstanding balance of principal and accrued interest of $16.2 million, with a new $16.2 million debt instrument issued by the parent company Quantum (referred to as “Convertible Note I”) that had the same significant terms as the existing debt instrument in addition to certain new contractual provisions associated with the nature of shares issuable under the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion feature. The new contractual provisions, effective upon the replacement of the convertible note instrument on January 16, 2008, require the Company to (1) cause the shares delivered upon conversion of principal due under the Convertible Note I to be duly listed for trading on the Nasdaq Global Market (or any successor trading market) concurrently with the issuance of such shares and (2) ensure that the holder may resell such shares pursuant to Rule 144 of the Securities Act (subject to any applicable holding period). The Company determined that compliance with these contractual requirements is not within its control. Therefore, under EITF 00-19, the Company must assume net cash settlement could be required to satisfy the value of the conversion feature as the Company may not be in compliance with the provisions at the time of conversion by the holder. As a result, the Company concluded that the embedded conversion feature should be bifurcated, classified as a derivative liability measured at fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair value being recognized in the respective period’s statement of operations. Further, the Company determined that the exchange of the convertible note instruments executed on January 16, 2008, which was negotiated and executed in connection with modifications to other debt instruments and incremental borrowing received from the lender, did not result in a substantial change and did not represent an implied exchange of debt instruments as prescribed in EITF 96-19.

The fair value of the embedded derivative instrument associated with the convertible note is reduced on a proportional basis to the amount of debt principal converted by the lender. For example, if 10% of the outstanding debt principal just prior to the conversion is converted, the Company reduces the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions and the Make-Whole Amount during fiscal 2009, the derivative instrument was reduced by $4.2 million and a loss on the settlement of the debt principal and derivative instrument of $4.4 million was recognized, which represented the difference between the fair value of shares issued ($18.8 million) and the settlement of the liabilities ($10.2 million of debt principal and $4.2 million of derivative instrument).

On May 30, 2008, in connection with additional financing provided by the lender, the Company modified Convertible Note I. The significant amendments included: (i) a “Make-Whole Amount” provision was added which provided the lender with an incentive to convert all or part of the balance due under the note prior to its maturity, (ii) the anti-dilution conversion price reset provision that was originally added on January 31, 2007 was eliminated, and (iii) the scheduled maturity date was extended from July 1, 2009 to August 1, 2009. The amendments to Convertible Note I did not result in a significant increase in the value of the embedded conversion feature accounted for as a derivative instrument. In addition, the Company determined that the amendments to Convertible Note I on May 30, 2008 in combination with modifications to Term Note B and other debt instruments that were negotiated together, were not substantial and did not represent an implied exchange of debt instruments as prescribed in EITF 96-19. For purposes of this analysis, the Company excluded the impact that the modifications had on the embedded features accounted for as derivative instruments under the guidance of EITF 96-19 and the change in fair value of the derivative instruments resulting from the modifications was immediately recognized as a loss on modification of derivative instruments in accordance with SFAS 133.

On July 10, 2009, Convertible Note I was further amended in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender. The significant amendments were: (i) the conversion price was reset from $1.35 to $0.71 per share; (ii) the “Make-Whole Amount” provision was eliminated, (iii) the scheduled maturity date was extended from August 1, 2009 to August 31, 2010; and (iv) the holder of Convertible Note I was given the right to extend the scheduled maturity date for an additional three years (if exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%).

On November 24, 2009, Convertible Note I was amended which changed the maturity date from August 31, 2010 to March 31, 2011 (see Note 22).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Note A

Term Note A originated on January 31, 2007 (see below for further discussion of the original terms) and the outstanding principal balance and unpaid interest, amounting to $6.6 million on July 10, 2009, was reduced to zero and replaced in that same amount with a new debt instrument referred to as Convertible Note II. The stated terms of Convertible Note II are identical to the terms of Convertible Note I, as amended on July 10, 2009 and November 24, 2009. The replacement of the remaining balance on Term Note A with a new convertible note was executed in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender

Term Note A had an original maturity date of January 31, 2010; interest rate equal to the greater of 10.0% or the prime rate plus 3.0%; scheduled monthly principal reductions of $0.25 million beginning August 1, 2007 through January 1, 2008 and $0.4 million each month thereafter until the balance was paid in full; the Company had the right to prepay all or part of the principal without penalty and had the option to repay the scheduled principal amounts in cash or with shares of its common stock, subject to certain conditions.

Term Note A had been amended on various dates since the origination date prior to the elimination of the remaining balance on July 10, 2009. Prior amendments executed on September 13, 2007, January 16, 2008, May 30, 2008, March 12, 2009 and May 27, 2009 primarily revised the interest rate, dates of scheduled principal reductions and maturity, and provisions under which the Company could have used it shares to satisfy the payments of the outstanding principal. The Company determined that none of these modifications, either individually or, where applicable, when considered in combination with modifications to other debt instruments with the same lender were substantial as defined by EITF 96-19. The original interest rate was revised to a fixed rate of 12.0% effective October 1, 2007 and increased by 1.0% each month beginning September 15, 2008 until it reached a cap of 18.0% on February 16, 2009, where it remained until May 20, 2009, at which time it was reduced to 9.0% until the time the note balance was exchanged as discussed above.

The Company made principal reductions in cash of $2.4 million during fiscal 2009. On June 15, 2009 the Company issued 1.5 million shares in satisfaction of a required payment of $1.1 million (which included $0.1 million of accrued interest).

Term Note B

Term Note B originated on January 16, 2008 and, as amended on May 30, 2008 and July 10, 2009, has required monthly interest cash payments in arrears at a fixed rate of 6.5% since origination, can be repaid in cash or shares at the option of the Company, subject to certain conditions, and matures on January 16, 2015. Term Note B has no scheduled principal amortization payments before maturity; however, the lender with proper notice has the option to demand a portion of or the entire principal amount due under the note beginning on January 16, 2010. If the lender demands any principal payments prior to January 16, 2012, the Company has the option to use cash or issue shares to satisfy the principal demand requirements. The Company also has the option to prepay a portion of or the entire remaining amount on the note beginning on January 16, 2012, up to a limit of $2.0 million during any ten business day period. The Company’s option to repay the principal with shares of its common stock is subject to certain conditions that must be met, most notably, a share price of at least $0.50 for five consecutive business days prior to the payment date; however, this minimum share price requirement is not applicable for demand payments prior to January 16, 2012. When demand for payment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the volume weighted average price (VWAP) for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Note B has characteristics of and acts consistent with the types of debt securities generally considered to be convertible debt instruments primarily as a result of the embedded principal multiplier feature, share settlement provisions and the below market interest rate structure. As such, the Company considers the note to be a convertible debt instrument in applying applicable accounting guidance.

Term Note B contains a contract provision that was effective upon its issuance that requires the Company to deliver shares that may be resold pursuant to Rule 144 of the Securities Act (subject to any applicable holding period), if the Company elects to make the payment of the multiplier amount feature contained within the note using shares of its common stock. The Company determined that compliance with this contractual requirement is not within its control. Therefore, under EITF 00-19, although the Company has the option to make principal payments in shares of its common stock, the Company must assume net cash settlement could be required to satisfy the value of the principal multiplier feature as the Company may not be in compliance with the share settlement provision at the time of repayment. As a result, the Company concluded that the embedded principal multiplier feature should be bifurcated, classified as a liability measured at fair value, and marked to market each period in accordance with the provisions of SFAS 133, with the changes in fair value being recognized in the respective period’s statement of operations.

On May 30, 2008, the Company amended the note in connection with additional financing associated with Term Note C and the May 2008 Commitment discussed below. The significant amendments were: (i) the limit for the maximum amount of principal payable under the multiplier provision that was present upon issuance of the note was increased from $37.5 million to $52.5 million, (ii) a provision that allowed for the Company to make prepayments under the note at any time was revised to restrict the Company from making prepayments under the note prior to January 17, 2010 (the “First Call Date”), and (iii) a provision that only required the multiplier formula to be factored into determining the amount of principal outstanding on the note upon a demand of payment by the lender was revised to require the multiplier formula to be factored into both prepayments by the Company and demands by the lender. Notwithstanding the change to the formula discussed above, the maximum number of shares issuable in payment of the principal when the multiplier provision is “in-the-money” remained fixed at 15.0 million. The amendments to Term Note B resulted in an immediate increase in the value of the embedded principal multiplier feature derivative of $23.8 million that represents the loss on modification of derivative instruments recognized in fiscal 2009.

Prior to the May 30, 2008 amendment, the derivative instrument representing the principal multiplier feature was not ascribed any fair value as a market place participant would have assumed that the Company would have avoided payment of the value attributable to the multiplier feature by exercising its option to prepay the note at its face value prior to January 16, 2010. However, after giving effect to the amendments that occurred on May 30, 2008, which eliminated the Company’s ability to avoid paying the value of the multiplier feature by prepaying the note, the Company can no longer avoid paying the value attributable to the multiplier feature by prepaying the note. Thus, the embedded derivative associated with the multiplier feature has a measurable fair value for all periods beginning as of May 30, 2008 and continuing until the note is paid in full.

The Company determined that the amendments to Term Note B on May 30, 2008 in combination with modifications to Convertible Note I and other debt instruments that were negotiated together, were not substantial and did not represent an implied exchange of debt instruments as prescribed in EITF 96-19. For purposes of this analysis, the Company excluded the impact that the modifications had on the embedded features accounted for as derivative instruments under the guidance of EITF 96-19, as the change in fair value of the derivative instruments resulting from the modifications was immediately recognized as a loss on modification of debt in accordance with SFAS 133.

On July 10, 2009, Term Note B was further amended in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender. The significant

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendments were: (i) the requirement that was present upon issuance that the Company’s share price be at least $0.50 for five consecutive business days prior to the payment date in order for the Company to have the right to issue shares in satisfaction of principal payments was changed to eliminate that minimum share price requirement for any demand payments prior to January 16, 2012, (ii) the Company’s First Call Date option to make prepayments under the note was changed to January 16, 2012 and (iii) the Company’s option to make prepayments in shares was limited to $2.0 million in any ten business day period whereas there was no limit on share prepayments after the First Call Date prior to this most recent amendment.

Term Note C

On May 30, 2008, the Company received $7.5 million in proceeds from its lender under a term note, as amended on July 10, 2009, that had a scheduled maturity date of August 31, 2010 (Term Note C). The note was fully repaid subsequent to the balance sheet date in shares of the Company’s common stock in three installments as follows: (i) 5.5 million shares were issued on May 1, 2009 in satisfaction of $3.75 million of principal, (ii) 2.0 million shares were issued on October 1, 2009 in satisfaction of $2.5 million of principal, and (iii) 1.6 million shares were issued on November 1, 2009 in satisfaction of $1.8 million of principal (including $0.54 million of unpaid interest added to principal under the Company’s PIK option). Interest accrued on the note at 9.0% per annum. The Company had the option to repay the scheduled principal reductions with shares of its common stock, subject to certain conditions, and the value of the shares delivered was determined based on the lower of: (i) 95% of the VWAP of the Company’s stock for the five business days prior to the payment date, and (ii) the closing share price on the day immediately preceding the payment due date.

Convertible Note III

On July 10, 2009, in connection with debt modifications to other existing debt instruments, the Company issued a new convertible note (Convertible Note III) to its lender and received proceeds of $3.0 million. The stated terms of Convertible Note III are identical to the terms of Convertible Note I, as amended on July 10, 2009, except that the maturity date would have moved up to October 1, 2009 from August 31, 2010 if the Company was unable to raise at least $5.0 million in an equity offering of its shares prior to October 1, 2009. The Company satisfied this requirement with the private placement transaction completed on September 4, 2009 (see Note 1) in which proceeds from the transaction exceeded this required amount. On November 24, 2009, the note was amended which changed the maturity date from August 31, 2010 to March 31, 2011 (see Note 22).

January 2008 Debt Restructuring

On January 11, 2008, the Company’s Tecstar Automotive Group subsidiary was in default of the January 1, 2008 semi-annual interest payment owed to holders of the existing convertible note. As a result of the default, the amount due under the convertible note was immediately due and payable. On January 16, 2008 and in connection with a strict foreclosure under Article 9 of the Uniform Commercial Code, the Company transferred its ownership in the common stock of the subsidiaries that comprised the Tecstar Automotive Group business segment to an affiliate of the lender to satisfy the amount due under several borrowing arrangements with the lender and restructured its other debt obligations owed to its lender, including replacing the convertible note in default from the Tecstar Automotive Group subsidiary with a new note with the parent company Quantum with substantially the same terms as the previous note.

Immediately prior to the strict foreclosure and debt restructure that occurred on January 16, 2008, the carrying value of the Company’s debt obligations to its lender totaled $54.8 million and consisted of: (i) $23.6 million outstanding on a revolving line of credit, (ii) $10.0 million outstanding on a term loan (“Term Note A”), (iii) $16.2 million outstanding on a convertible note (including accrued interest) issued by Tecstar Automotive Group, and (iv) $5.0 million outstanding on a term note issued by Tecstar Automotive Group (“Tecstar Term

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note”). As a result of the transfer of the Tecstar Automotive Group business segment, which had a fair value of approximately $20.5 million, and the simultaneous restructure of the Company’s debt obligations, a total of $20.5 million of debt ($15.5 million due under the line of credit plus the $5.0 million Tecstar Term Note) was deemed paid in full, the line of credit (with a remaining balance of $8.1 million) was terminated and replaced with a new term loan, referred to as Term Note B, in the principal amount of $10.0 million (the $8.1 million due under the revolving line of credit plus $1.9 million of additional debt financing received by the Company), and the parent company Quantum issued a new convertible note in the principal amount of $16.2 million (Convertible Note I) in exchange for the existing $16.2 million convertible note.

The Company evaluated the substance of the transactions as a whole and determined that the Company transferred net assets to the lender that had a fair value that slightly exceeded the fair value of the debt relieved by the lender in connection with the debt modifications and that the transactions did not meet the definition of a troubled debt restructuring as prescribed by SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (FAS 15), and EITF 02-4, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15.” FAS 15 defines a troubled debt restructuring as a restructuring of debt in which the creditor grants a concession to the debtor for economic or legal reasons related to the debtor’s financial difficulties that it would not otherwise consider; however, a debt restructuring is not necessarily a troubled debt restructuring for purposes of FAS 15 even if a debtor is experiencing some financial difficulties. The Company applied the guidance in EITF 02-4 in its evaluation of the substance of the transactions and determined that the lender did not provide a concession to the Company in connection with the debt modifications because the effective interest rate of the overall restructured debt, calculated in accordance with EITF 02-4, was slightly higher just after the modifications as compared to just prior to the modifications.

After the evaluation and conclusion that FAS 15 was not applicable, the debt instruments were individually considered as to whether extinguishment accounting was appropriate. The Company determined that the debt modifications did not represent a substantial change as defined by EITF 96-19. The Company then determined that the transfer of the ownership of the Tecstar Automotive Group subsidiaries to effectuate the strict foreclosure and debt modification transactions should be accounted for in accordance with the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The disposal of the business segment resulted in a net gain on disposal of $8.6 million that is reported as part of loss from discontinued operations, net of tax effects, in fiscal 2008. The gain on disposal primarily resulted from the difference between the $20.5 million approximate fair value of the net assets transferred to the lender in satisfaction of debt and the $9.0 million carrying value of those net assets, less a release fee paid to lender and other transaction fees and costs of $2.9 million (see Note 21). The types of assets transferred to the lender that had fair values above their carrying values at the time of the transfer primarily related to property, plant and equipment and intangible assets associated with customer relationships/contracts.

Lender Commitment

On May 30, 2008, the Company secured a $10.0 million unconditional commitment (May 2008 Commitment) from its lender that allows the Company to draw on the commitment at the Company’s option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party under the commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither the lender nor the Company has exercised the option under the amended May 2008 Commitment.

Should the Company choose to draw on the amended May 2008 Commitment, the lender has the option to choose between either of the following two investment structures: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principle at the option of the Company under a PIK provision and (ii) a senior secured straight note that redeems in cash at 130% of face value after one year. In addition, the Company may only exercise up to $2.5 million in

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any 30 day period and is required to provide the lender with a five day notice period of its intent to draw on the commitment.

In exchange for extending the commitment, the Company granted to the lender the option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into the Company’s common stock at a fixed conversion price of $0.71 per share.

Shares in Lieu of Cash in Satisfaction of Principal Obligations

Each of the outstanding debt instruments allow the Company to pay the principal using shares of its common stock, subject to certain conditions specific to each debt instrument and as discussed further above.

Subsequent to the Company’s latest fiscal year ending April 30, 2009, the Company has issued shares through November 1, 2009 to its lender in satisfaction of certain required principal obligations under Term Note A and Term Note C based on 95% of the VWAP of the Company’s common stock for the five business days prior to the applicable payment dates pursuant to the terms of the debt instruments. The Company considered Term Note A and Term Note C to be “stock-settleable” instruments in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as both instruments embodied unconditional obligations that the Company could settle by issuing a variable number of its shares and the value of the obligation was based on a fixed monetary amount that was known at inception. The Company performed a separate calculation each time it made a payment in shares under the term notes to determine whether the fair value of the shares provided exceeded the carrying value of the principal extinguished.

To the extent that there was a difference, the Company recorded the amount immediately as a gain or loss on extinguishment of debt in accordance with APB No. 26, “Early Extinguishment of Debt” and the corresponding offset was recorded as additional paid-in-capital for the issued shares. The differences that were required to be recorded in the Company’s first half of fiscal 2010 for the shares issued were not material.

Collateral and Covenants

The Company’s obligations under the debt instruments with it lender are secured by substantially all its assets. The Company was in compliance with all material covenants, reporting and other requirements of the debt instruments with its lender as of April 30, 2009.

Loan Origination and Modification Fees

The Company incurred approximately $1.7 million in fees and costs in connection with the new loan commitments and note modifications completed on January 31, 2007. The amount incurred included costs for debt commitment fees paid to its secured lender, a transaction fee paid to a broker, along with legal, accounting and other costs directly attributable to effect the transaction. These costs were deferred in accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” and are being amortized against interest expense over 36 months which represents the life of the credit facility that was originally set to expire on January 31, 2010. In connection with the debt modifications completed on January 16, 2008, a portion of the unamortized balance of the deferred loan fees, amounting to 65%, was allocated to the discontinued business operations and immediately recognized as an expense in connection with the disposal of the segment. The remaining 35% of the deferred loan fees continued to be amortized as of April 30, 2009. The Company has incurred nominal amounts of costs to effect subsequent debt modifications which have been expensed as incurred.

Debt Maturities

On July 10, 2009 and November 24, 2009, the Company and its lender agreed to a series of modifications to its credit facilities and incremental borrowings that are discussed above and in Note 22.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows scheduled maturities of the Company’s long-term debt for each of the next five year periods ending April 30. For this purpose, the modifications to the maturity dates and payment provisions for the debt instruments executed on July 10, 2009 and November 24, 2009 discussed above have been factored in. In addition, although the lender has the option to extend the scheduled maturity dates for another three years on the amended Convertible Note I and the refinanced Term Note A debt instruments, for purposes of this disclosure, the Company has used the scheduled maturity dates of March 31, 2011 for these two notes:

Fiscal Year	Maturities of Long-Term Debt
2010	$46,112
2011	22,552,583
2012	10,039,863
2013	23,084
2014	6,025
Thereafter	—

$32,667,667

12. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations:

	Year Ended April 30,
	2007	2008	2009
	(As Restated)	(As Restated)
Income tax benefit at U.S. statutory rates	(34.0)%	(34.0)%	(34.0)%
State and local income taxes, net of federal benefit	(5.1)%	(5.1)%	(8.1)%
Amortization of intangible asset	2.9%	3.5%	10.1%
Other	0.8%	0.6%	(2.5)%
Valuation allowance	35.4%	35.0%	34.5%

Effective tax rate	0.0%	0.0%	0.0%

The following table presents the provision for income taxes for continuing operations on a separate tax return basis:

	Year Ended April 30,
	2007	2008	2009
	(As Restated)	(As Restated)
Current:
State and local	$1,600	$1,600	$1,600

Deferred:
Federal	(15,857,000)	(16,751,0000)	(4,248,000)
State and local	(750,000)	(2,383,000)	(810,000)

	(16,607,000)	(19,134,000)	(5,058,000)
Less: Change in valuation allowance	16,607,000	19,134,000	5,058,000

Subtotal	—	—	—

Income tax expense	$1,600	$1,600	$1,600

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows:

	Year Ended April 30,
	2008	2009
	(As Restated)
Deferred income tax assets:
Accrued compensation	$290,000	$373,000
Accrued warranty	260,000	89,000
Inventory	413,000	902,000
Debt amortization	1,895,000	1,467,000
Share-based compensation	1,801,000	2,171,000
Other	759,000	761,000
Tax credits	765,000	765,000
Derivative instruments	—	1,391,000
Net operating loss carryforwards	58,632,000	61,817,000

	64,815,000	69,736,000
Less: Valuation allowance	(64,555,000)	(69,613,000)

Total deferred income tax assets	260,000	123,000

Deferred income tax liabilities:
Equipment and leasehold improvements	(260,000)	(123,000)

Net deferred tax assets	$—	$—

At April 30, 2009, the Company has federal net operating loss carryforwards of approximately $169 million available to offset future federal taxable income. The federal net operating losses expire between the years 2022 and 2029. The Company has state net operating loss carryforwards of approximately $74 million available to offset future state taxable income. The state net operating losses expire between 2015 and 2019. The Company has federal credit carryforwards of $0.4 million that do not expire and state credit carryforwards of $0.3 million that will expire within the next five years. The net operating loss carryforwards include approximately $0.8 million of deductions related to stock option exercises. If and when the Company reduces any portion of its valuation allowance related to the stock option compensation deduction, the benefit will be added to stockholders equity, rather than being shown as a reduction of future income tax expense.

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

The Company has established a full valuation allowance against its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Leases

The Company has certain non-cancelable operating leases for facilities and equipment. Future minimum lease commitments under non-cancelable operating leases at April 30, 2009 are as follows:

Lease Obligation
Fiscal year 2010	$2,530,859
Fiscal year 2011	2,716,505
Fiscal year 2012	2,845,600
Fiscal year 2013	2,913,256
Fiscal year 2014	2,994,308
Thereafter	3,813,051

Total minimum lease payments	$17,813,579

Total rental expense under the operating leases of continuing operations for fiscal years ended April 30, 2007, 2008 and 2009 was approximately $1.3 million, $1.5 million and $1.7 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

On November 11, 2008, the Company entered into a new facility lease arrangement with Cartwright Real Estate Holdings, LLC (Cartwright LLC) and Klein Investments Family Limited Partnership for a facility that currently houses our corporate offices in Irvine, California which we plan to serve as the manufacturing facility for Quantum Solar’s business activities. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. Our Chief Executive Officer owns a 50% interest in Cartwright LLC and an irrevocable trust established by our Chairman of the Board owns a 36.67% interest in Cartwright LLC. The Company made cash payments to Cartwright LLC during fiscal years ended April 30, 2007, 2008 and 2009 in amounts totaling $0.6 million, $0.6 million and $0.8 million, respectively.

Contingencies

The Company and its affiliates are subject to various legal proceedings and claims which arise out of the normal course of its business. Management and the Company’s legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, results of operations or cash flows.

Compensation Plan

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

Contributions attributable to the Company for continuing operations approximated $0.3 million, $0.2 million and $0.3 million for fiscal years ended April 30, 2007, 2008 and 2009, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. The Company’s total obligation under the terms of these agreements is approximately $5.1 million for those agreements that are in place as of May 1, 2009. The total obligation consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation to the employees assuming a cost to the Company of 15% of base salaries.

Strategic Alliance with General Motors

Pursuant to the strategic alliance with General Motors (see Note 4), the Company has committed to spend $4.0 million annually for specific research and development projects directed by General Motors to speed the commercialization of the Company’s fuel cell related products. Since this commitment was waived or partially waived by General Motors for calendar years 2002 through 2008, the Company anticipates that this commitment will be waived or partially waived in the future. During fiscal 2009 there were no directed research and development activities pursuant to the strategic alliance.

The strategic alliance also requires the Company to pay royalties for products sold using certain technologies covered by the alliance as follows: Beginning July 24, 2005 for non-automotive applications and July 24, 2008 for automotive applications, the Company is obligated to provide revenue sharing payments to General Motors based on a percentage of gross revenue derived from sales of applications developed under the strategic alliance. The revenue sharing payments will equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. On July 23, 2045, the Company will also be obligated to provide a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of the Company’s gross revenues in perpetuity. No royalty expense was incurred under the arrangement for any of the periods presented in the financial statements.

14. Stockholders’ Equity

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

On March 14, 2008, the Company issued a total of 420,000 shares of restricted stock to the Chairman of the Board of Directors, the Chief Executive Officer, the former Chief Operating Officer, the Chief Financial Officer, and all non-employee Directors of the Company. The aggregate value of these shares, measured on the date of award based upon the closing price of Quantum’s common stock of $0.80, was approximately $0.3 million and is being recorded as compensation expense ratably over the three year restricted period until they vest in full on March 14, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 14, 2008, a total of 20,000 shares of restricted stock of the former Chief Operating Officer were forfeited in connection with his termination. There has been no other restricted stock granted, vested or forfeited during the three year period ended April 30, 2009.

Warrants

In connection with the $12.5 million private placement completed on June 29, 2006, investors received warrants to purchase 0.9 million shares of the Company’s common stock at an exercise price of $3.94 per share to the investors (the “June 2006 Warrants”). The warrants can be exercised at any time and expire in June 2011.

In connection with the $10.0 million private placement completed on October 27, 2006, investors received “A” warrants to purchase 2.1 million shares of the Company’s common stock at an initial exercise price of $2.36 per share and “B” warrants to purchase 1.8 million shares of the Company’s common stock at $1.64 per share (the “October 2006 Warrants”). Upon exercise of the “B” warrants, the investors could have received up to 0.6 million additional warrants identical to the “A” warrants. The “A” warrants can be exercised at any time and expire in April 2014 and the “B” warrants expired on February 2, 2007. During fiscal 2007, certain of the October 2006 private placement investors exercised “B” warrants and therefore received additional “A” warrants. The Company recognized a loss of $0.3 million in connection with the settlement of the “B” warrants in fiscal 2007. Gross proceeds from the exercise amounted to $1.3 million. During fiscal 2009, certain of the October 2006 private placement investors exercised “A” warrants and gross proceeds from the exercise amounted to $0.6 million. The Company recognized a gain of $0.1 million in connection with the settlement of the “A” warrants in fiscal 2009.

In connection with the $18.75 million private placement transaction that was completed on June 22, 2007, investors received warrants to purchase 15.0 million shares of common stock at $2.09 per share, which included 2.5 million shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement (the “June 2007 Warrants”). The warrants can be exercised anytime and expire in December 2014.

In connection with the $19.1 million public offering completed on August 25, 2008, the investor received warrants to purchase 13.5 million shares of the Company’s common stock at an initial exercise price of $4.00 per share (the “August 2008 Warrants”). The warrants can be exercised at any time and expire in August 2015.

In connection with the $12.3 million private placement completed in two tranches that closed on August 3, 2009 (the “August 2009 Warrants”) and September 4, 2009 (the “September 2009 Warrants”), investors received warrants to purchase 2.0 million shares of the Company’s common stock at an exercise price of $0.85 per share to the investors. The warrants can be exercised beginning in February 2010 of which 0.6 million relate to the August 2009 Warrants and expire in August 2014 and 1.4 million relate to the September 2009 Warrants and expire in September 2012. In connection with the transaction, the placement agent also received 1.0 million in warrants to purchase shares of the Company’s common stock at an exercise price of $0.85 per share that can be exercised beginning in March 2010 of which 0.7 million expire in September 2012 and 0.3 million expire in September 2014.

The October 2006 Warrants, the June 2007 Warrants and the August 2008 Warrants contain contractual provisions that could potentially require the Company to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change in the Company in the future. Since the contractual provisions that could require the Company to net-cash settle the warrants are not within the Company’s control, equity classification is precluded. As such, the Company considers these warrants to be derivatives that are classified as current liabilities, recorded at fair value, and marked to market each period in

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with the provisions of SFAS 133 with the changes in fair values being recognized in the respective period’s statement of operations. The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2008 and 2009, and a summary of the changes in the fair values of those derivative instruments during the three years ended April 30, 2009 are discussed in Note 17.

Further, the October 2006 Warrants and the August 2008 Warrants also contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, the Company sells or issues shares of its common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of its common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. The June 2007 private placement triggered a contractual reset of the exercise price of the remaining outstanding October 2006 Warrants to $1.50 per share. The exercise price of the October 2006 Warrants was further reset to $0.68 per share as a result of the issuance of shares to satisfy principal reduction obligations under Term Note C on May 1, 2009 and reset to $0.61 per share in connection with the closing of the first tranche of the private placement transaction that closed on August 3, 2009. The exercise price of the August 2008 Warrants was reset to $3.78 per share in connection with the incremental borrowings received on July 10, 2009, and reset to $3.59 per share and then to $3.25 per share in connection with the closing of the first and second tranches of the private placement transaction that closed on August 3, 2009 and September 4, 2009, respectively.

As a result of exercise price resets to date and in the event of further price resets to the October 2006 Warrants and/or the August 2008 Warrants, the number of shares of the Company’s common stock that is subject to such warrants contractually increases so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants increased by 1.4 million, 4.0 million and 0.9 million on June 22, 2007, May 1, 2009 and August 3, 2009, respectively, and the number of shares subject to the August 2008 Warrants increased by 0.8 million on July 10, 2009, 0.8 million on August 3, 2009 and 1.6 million on September 4, 2009. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on the Company’s existing shareholders.

The Company evaluates the warrants provided in connection with each of its private placements or public offerings in accordance with SFAS 150, EITF 00-19 and SFAS 133 and has concluded that equity classification is appropriate for the June 2006 Warrants due to the fact that these warrants are required to be physically settled in shares of the Company’s common stock and there are no provisions that could require net-cash settlement. The proceeds from the transactions that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregates the values for financial reporting purposes as both types of instruments have been classified as permanent equity. The classification as equity for the June 2006 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by the Company that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period in accordance with the provisions of SFAS 133 with the changes in fair values being recognized in the respective period’s statement of operations.

The Company has not yet concluded on the classification of and the accounting for the August 2009 Warrants and the September 2009 Warrants that were issued subsequent to the fiscal 2009 period end.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant activity and warrants outstanding for the three years ended April 30, 2009 (audited) and through the date of the Company’s private placement transaction that was completed on September 4, 2009 (unaudited), reportable in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Issuance
	June 2006 Warrants	Oct 2006 “A” Warrants	Oct 2006 “B” Warrants	June 2007 Warrants	Aug 2008 Warrants	Aug 2009 Warrants	Sept 2009 Warrants		Totals
Warrants outstanding at April 30, 2006	—	—	—	—	—	—	—		—
Issued—original number	880,504	2,134,145	1,829,179	—	—	—	—		4,843,828
Issued—additional number	—	268,728	—	—	—	—	—		268,728
Exercised	—	—	(767,797)	—	—	—	—		(767,797)
Expired	—	—	(1,061,382)	—	—	—	—		(1,061,382)

Warrants outstanding at April 30, 2007	880,504	2,402,873	—	—	—	—	—		3,283,377
Issued—additional number	—	1,377,648	—	15,000,000	—	—	—		16,377,648

Warrants outstanding at April 30, 2008	880,504	3,780,521	—	15,000,000	—	—	—		19,661,025
Exercised	—	(400,000)	—	—	—	—	—		(400,000)
Issued—original number	—	—	—	—	13,500,000	—	—		13,500,000

Warrants outstanding at April 30, 2009	880,504	3,380,521	—	15,000,000	13,500,000	—	—		32,761,025
Issued—original number	—	—	—	—	—	640,901	2,395,418		3,036,319
Issued—additional number	—	4,903,716	—	—	3,150,873	—	—		8,054,588

Warrants outstanding at September 4, 2009	880,504	8,284,237	—	15,000,000	16,650,873	640,901	2,395,418		43,851,932

Exercise Price, as of April 30, 2009	$3.94	$1.50	N/A	$2.09	$4.00	N/A	N/A
Exercise Price, as of September 4, 2009	$3.94	$0.61	N/A	$2.09	$3.25	$0.85	$0.85
Expiration Date	June 2011	April 2014	Feb 2007	Dec 2014	Aug 2015	Aug 2014	Sept 2014	(1)

(1)	2.1 million warrants expire in September 2012 and 0.3 million warrants expire in September 2014.

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

Below is a summary of the options activity for the three-year period ending April 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2006	4,968,692	4.78
Granted	1,582,000	2.76
Exercised	(10,400)	3.23
Forfeited	(563,650)	4.06
Expired	(205,448)	5.04

Options outstanding at April 30, 2007	5,771,194	4.30
Granted	1,770,000	0.80
Exercised	—	—
Forfeited(1)	(884,875)	4.18
Expired(2)	(687,625)	4.78

Options outstanding at April 30, 2008	5,968,694	3.33
Granted(3)	3,013,673	$1.21
Exercised	—	—
Forfeited(4)	(1,272,087)	$3.19
Expired(5)	(2,971,719)	$4.50

Options outstanding at April 30, 2009	4,738,561	$1.29	6.9	$—

Vested and expected to vest at April 30, 2009	4,287,060	$1.33	6.8	$—
Options exercisable at April 30, 2007	2,608,944	$4.73
Options exercisable at April 30, 2008	2,960,194	$4.65
Options exercisable at April 30, 2009	2,780,117	$1.56	5.7	$—

(1)	Includes 616,000 non-vested options terminated in connection with the disposal of the Tecstar Automotive Group segment.
(2)	Includes 337,000 vested options terminated in connection with the disposal of the Tecstar Automotive Group segment.
(3)	Includes 2,574,673 options granted pursuant to the stock option exchange program
(4)	Includes 931,750 non-vested options canceled pursuant to the stock option exchange program
(5)	Includes 2,965,076 vested options canceled pursuant to the stock option exchange program

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.72 per share as of the last business day of the fiscal year ended April 30, 2009, which amount would have been received by the optionees had all options been exercised on that date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at April 30, 2009:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life Remaining	Average Price	Number of Shares	Average Price
$0.80 – $0.98	1,660,000	8.88	$0.80	410,000	$0.80
$0.98 – $1.96	2,691,693	5.89	1.12	2,000,249	1.13
$1.96 – $2.95	92,000	2.02	2.67	75,000	2.77
$2.95 – $4.91	132,640	0.65	4.36	132,640	4.36
$4.91 – $5.89	144,817	0.66	5.74	144,817	5.74
$5.89 – $6.87	14,011	1.90	6.30	14,011	6.30
$6.87 – $9.82	3,400	1.30	9.82	3,400	9.82

	4,738,561	6.54	1.29	2,780,117	1.56

A summary of the options activity of the Company’s non-vested options and changes during fiscal 2009 is as follows:

	Number of Shares	Weighted-Average		Remaining Unrecognized Compensation Cost
		Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2008	3,008,500	$1.51
Granted(1)	1,125,781	0.74
Vested	(903,750)	1.41
Forfeited	(1,272,087)	2.37

Nonvested outstanding at April 30, 2009	1,958,444	$0.56	1.8	$1,521,445

(1)	Represents the non-vested options granted in fiscal 2009. There were 1,887,891 vested options granted pursuant to the fair-value option exchange program completed on November 17, 2008.

On May 1, 2008, an additional 2,339,172 shares of common stock became available for future grant under the Options Plan pursuant to an “evergreen” provision contained in the Options Plan. At April 30, 2009, there were 5,303,010 shares of common stock available for grant under the Options Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available

The number of undesignated shares available as of September 4, 2009, after factoring in modifications to the Company’s debt instruments and incremental borrowings effected on July 10, 2009 and the private placement completed on September 4, 2009, is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares authorized	248,000,000	2,000,000	20,000,000
Less shares issued and outstanding April 30, 2009	(97,627,955)	(999,969)	—
Less shares issued from April 30, 2009 through September 4, 2009	(27,089,115)	—	—
Less shares designated for issuance under:
Stock options	(4,738,561)	—	—
Warrants	(43,850,149)	—	—
Conversion of principal under convertible notes(1)	(23,651,362)	—	—
Repayment of principal under Term Note B(2)	(15,000,000)	—	—
Repayment of principal under Term Note C(3)	(3,570,563)	—	—
Commitment letter(4)	(14,084,507)

Total shares designated for future issuance	(104,895,142)	—	—

Undesignated shares available	18,387,788	1,000,031	20,000,000

(1)	Represents number of shares upon conversion of $16.8 million of principal outstanding under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Repayment of principal in shares is at Company’s option, but share price must be above $0.50; represents maximum number of shares issuable when embedded principal multiplier is in effect.
(3)	Represents actual number of shares issued on October 2, 2009 and November 2, 2009 in satisfaction of remaining outstanding balance under the note.
(4)	Represents the maximum possible shares issuable under the $10 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statement of operations and in the financial information by reportable business segment in Note 16 for the years ended April 30, 2007, 2008 and 2009 is:

	Year Ended April 30, 2007
	Quantum Fuel Systems	Corporate	Discontinued Operations	Total
Continuing operations:
Cost of product sales	$157,115	$—	$—	$157,115
Research and development	244,079	—	—	244,079
Selling, general and administrative	129,888	3,010,590	—	3,140,478
Discontinued operations	—	—	913,387	913,387

Total share-based compensation	$531,082	$3,010,590	$913,387	$4,455,059

	Year Ended April 30, 2008
	Quantum Fuel Systems	Corporate	Discontinued Operations	Total
Continuing operations:
Cost of product sales	$96,216	$—	$—	$96,216
Research and development	169,490	—	—	169,490
Selling, general and administrative	22,117	2,570,797	—	2,592,914
Discontinued operations	—	—	98,181	98,181

Total share-based compensation	$287,823	$2,570,797	$98,181	$2,956,801

	Year Ended April 30, 2009
	Quantum Fuel Systems	Corporate	Discontinued Operations	Total
Continuing operations:
Cost of product sales	$103,597	$—	$—	$103,597
Research and development	213,005	—	—	213,005
Selling, general and administrative	17,907	1,609,715	—	1,627,622
Discontinued operations	—	—	—	—

Total share-based compensation	$334,509	$1,609,715	$—	$1,944,224

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

	Year Ended April 30,
	2007	2008	2009
Weighted average grant date fair value per share	$1.96	$0.57	$0.53
Intrinsic value of options exercised	$12,335	n/a	n/a
Total fair value of options vested during the period	$4,500,501	$3,467,308	$1,271,078

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted was estimated using the following weighted–average assumptions:

	Year Ended April 30,
	2007	2008	2009
Dividend yield	0.0%	0.0%	0.0%
Expected life—years	5.5	5.8	5.8
Risk-free interest rate	4.8%	2.4%	2.3%
Expected volatility of common stock	82.7%	85.1%	91.0%

15. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30
	2007	2008	2009
	(As Restated)	(As Restated)
Numerators for basic and diluted loss per share data—to common stockholders:
Loss from continuing operations	$(21,669,701)	$(19,914,039)	$(27,992,652)
Loss from discontinued operations	$(118,183,365)	$(66,886,009)	$—
Net loss	$(139,853,066)	$(86,800,048)	$(27,992,652)
Denominator for basic and diluted loss per share data—weighted-average shares	61,760,458	76,791,382	92,013,338
Basic and diluted per share data:
Loss from continuing operations	$(0.35)	$(0.26)	$(0.30)
Loss from discontinued operations	$(1.91)	$(0.87)	$—
Net loss	$(2.26)	$(1.13)	$(0.30)

For the three fiscal years ending April 30, 2009 presented above, shares of common stock potentially issuable upon the exercise of options, warrants and a convertible note, in addition to shares potentially issuable in satisfaction of term note obligations were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amount of shares excluded, in millions, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	As of April 30,
	2007	2008	2009
	(Restated)	(Restated)
Stock Options	5.8	6.0	4.7
Warrants	3.3	19.7	32.8
Convertible Note	6.4	12.0	6.6
Term Notes	8.1	23.0	37.5

	23.6	60.7	81.6

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

The Quantum Fuel Systems segment operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners.

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

Prior to its disposal in January 2008, the Tecstar Automotive Group segment previously comprised of the business activities acquired via the merger with Tecstar Automotive Group in March 2005, and subsequent specialty vehicle business acquisitions, including the February 8, 2006 acquisition of Regency. The Tecstar

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Automotive Group primarily consisted of second stage manufacturing of specialty equipment for General Motors’ pick-up trucks and SUVs, engineering and design capabilities for concept vehicles, and distribution of conversion vehicles and automotive accessories through OEM dealer networks.

Intangible assets associated with the Tecstar Automotive Group and Regency acquisitions, prior to the write-off of the remaining unamortized balance in the first quarter of fiscal 2008, were reported in the Tecstar Automotive Group business segment. Goodwill associated with the Tecstar Automotive Group acquisition was allocated 30% to the Quantum Fuel Systems business segment and 70% to the Tecstar Automotive Group business segment. The goodwill allocated to the Tecstar Automotive Group was determined to be impaired and written-off in the second quarter of fiscal 2007. Goodwill associated with the Regency acquisition was reported in the Tecstar Automotive Group business segment prior to its write-off in the first quarter of fiscal 2008.

Research and development is expensed as incurred and is all related to the operations of the Quantum Fuel Systems segment for each of the periods presented. Research and development expense includes both customer-funded research and development and Company-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in the Company that are funded under customer contracts.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

Geographic Information

The Company’s long-lived assets as of April 30, 2008 and 2009 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

The Company’s revenue by country of continuing operations is as follows (in thousands):

	Year Ended April 30,
	2007	2008	2009
United States	$10,925	$9,437	$20,589
Germany	4,031	14,097	2,577
Iceland		949	71
Japan	1,053	1,547	21
Norway	1,439	—	—
Other	231	467	—

Total	$17,679	$26,497	$23,258

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Year Ended April 30,
	2007	2008	2009
Total Revenue
Quantum Fuel Systems	$17,679	$26,497	$23,258
Corporate	—	—	—

Total	$17,679	$26,497	$23,258

Operating Loss
Quantum Fuel Systems	$(12,444)	$(7,340)	$(14,398)
Corporate	(10,992)	(11,431)	(10,719)

Total	$(23,436)	$(18,771)	$(25,117)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$10,663	$11,856	$975
Cost of product sales	(9,484)	(10,016)	(2,288)

Gross profit (loss)	$1,179	$1,840	$(1,313)

Capital Expenditures
Quantum Fuel Systems	$208	$1,629	$2,663
Corporate	—	2	2,157

Total	$208	$1,631	$4,820

Depreciation
Quantum Fuel Systems	$2,232	$2,109	$1,808
Corporate	16	13	11

Total	$2,248	$2,122	$1,819

Amortization of Intangibles
Quantum Fuel Systems	$1,674	$1,676	$7,021

Selected financial information for discontinued operations is as follows (in thousands):

	Year Ended April 30,
	2007	2008	2009
Discontinued Operations:
Capital Expenditures	$5,362	$906	$—
Depreciation	5,178	1,577	—
Amortization of Intangibles	2,862	698	—

Identifiable assets by reporting segment is as follows (in thousands):

	Year Ended April 30,
	2008	2009
Identifiable Assets
Quantum Fuel Systems	$61,753	$46,404
Corporate	7,033	13,479

	$68,786	$59,883

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Fair Value Measurements

Effective May 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) for its financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within SFAS 157 are consistent with generally accepted valuation methodologies. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:

Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis which consist of certain embedded features contained within its debt instruments (see Note 11) and certain warrant contracts (see Note 14). The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs in accordance with SFAS 157. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of April 30, 2008 and 2009 are as follows:

Derivative Financial Instrument:	As of April 30, 2008	As of April 30, 2009
	(As Restated)
Embedded conversion feature under Convertible Note I	$6,392,000	$305,000
Embedded principal multiplier feature under Term Note B	—	3,493,000
Warrant contracts issued in October 2006	3,138,000	4,395,000
Warrant contracts issued in June 2007	6,879,000	3,630,000
Warrant contracts issued in August 2008	—	3,375,000

	$16,409,000	$15,198,000

The Company determines the fair values of the embedded derivative features under Convertible Note I and Term Note B primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of the Company’s common stock on the dates of measurement and the estimated annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments.

The derivative liability associated with Convertible Note I represents the fair value of the notional amount of the embedded conversion feature as of the assessment date, which is less than the overall fair value of the embedded conversion feature. The notional amount equals the outstanding principal, including accrued interest

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that has already been added to the principal balance as of the assessment date under the terms of the instrument’s PIK provision. Although the stated terms of the instrument require that a minimum portion of all future interest cost must be added to the principal under the PIK provision (thereby increasing the overall value of the conversion feature), under SFAS 133, a derivative instrument must have an existing notional amount to be considered a derivative. As such, the additional fair value of the minimum future interest PIK provision is not considered in valuing the derivative until the PIK is actually added to the outstanding principal balance.

The Company determines the fair values of the derivative instrument liabilities associated with warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the options, or warrants in this case, based on complex mathematical formulas that assume that returns on the Company’s underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. The Company uses the Black-Scholes model to calculate the value of the June 2007 Warrants. For other warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), the Company utilizes the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the warrants. These random price paths are then averaged to determine the value of the warrants as of the reporting period date.

The following table summarizes the changes in the fair value during the three year period ended April 30, 2009 for the derivative instrument liabilities using Level 3 inputs:

	Convertible Note I	Term Note B	October ’06 Warrants	June ’07 Warrants	August ’08 Warrants	Total
	(As Restated)
Balance at April 30, 2006	$—	$—	$—	$—	$—	$—
Origination of derivative instrument	—	—	4,209,000	—	—	4,209,000
Issuance of additional “A” warrants in connection with exercise of “B” warrants	—	—	379,000	—	—	379,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	—	—	(1,248,000)	—	—	(1,248,000)
Transfers in/(out) of Level 3	—	—	—	—	—	—

Balance at April 30, 2007 (As Restated)	$—	$—	$3,340,000	$—	$—	$3,340,000
Origination of derivative instrument	666,000	—	—	11,792,000	—	12,458,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	5,726,000	—	(202,000)	(4,913,000)	—	611,000
Transfers in/(out) of Level 3	—	—	—	—	—	—

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Convertible Note I	Term Note B	October ’06 Warrants	June ’07 Warrants	August ’08 Warrants	Total
	(As Restated)
Balance at April 30, 2008 (As Restated)	$6,392,000	$—	$3,138,000	$6,879,000	$—	$16,409,000
Origination of derivative instrument	—	—	—	—	7,290,000	7,290,000
Contract modifications recognized in earnings	—	23,834,000	—	—	—	23,834,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,925,000)	(20,341,000)	1,737,000	(3,249,000)	(3,915,000)	(27,693,000)
Settlements associated with debt conversions and warrant exercises	(4,162,000)	—	(480,000)	—	—	(4,642,000)
Transfers in/(out) of Level 3	—	—	—	—	—	—

Balance at April 30, 2009	$305,000	$3,493,000	$4,395,000	$3,630,000	$3,375,000	$15,198,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2008 and 2009 were as follows:

	Convertible Note I	Term Note B	October ’06 Warrants	June ’07 Warrants	August ’08 Warrants
April 30, 2008 (As Restated):
Annual volatility(1)	40.90%	43.10%	41.60%	42.51%	N/A
Risk-free rate	2.80%	3.30%	3.20%	3.34%	N/A
Discount rate for cash payments	10.50%	10.50%	N/A	N/A	N/A
Dividend rate	0.00%	0.00%	0.00%	0.00%	N/A
VWAP or closing price of Quantum stock used	$1.32	$1.32	$1.37	$1.32	N/A
Conversion / exercise price	$1.35	(2)	$1.50	$2.09	N/A

April 30, 2009:
Annual volatility(1)	81.20%	65.30%	70.10%	63.70%	66.80%
Risk-free rate	1.40%	2.40%	2.00%	2.02%	2.40%
Discount rate for cash payments	20.00%	20.00%	N/A	N/A	N/A
Dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
VWAP or closing price of Quantum stock used	$0.72	$0.72	$0.76	$0.72	$0.72
Conversion / exercise price	$1.35	(2)	$1.50	$2.09	$4.00

(1)	Annual volatility is based on the historical average of the Company’s identified peer group for a period consistent with the remaining term of the contract.
(2)	Under the terms of the embedded principal multiplier feature, the minimum conversion price is $0.67, the maximum conversion price is $2.50 (increased to $3.50 pursuant to modification effective May 30, 2008), and the Company cannot use shares to settle the principal payments if its share price is less than $0.50.

Fair Value Option

Effective May 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under SFAS 159 for any of its financial assets or liabilities that were not already measured on a recurring basis under SFAS 133. Based on certain qualifying events, the Company may elect to adopt the fair value option in the future for certain financial assets and liabilities.

Non-Financial Assets and Liabilities

The Company did not adopt SFAS 157 for non-financial assets and liabilities as the FASB has deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for those instruments that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with SFAS 157-2.

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and intangibles and other long-lived assets in accordance with SFAS 142 and SFAS 144 (see Note 9).

18. Insurance Settlements

Property Damage Recovery

On September 22, 2007, a flood caused damages to the Company’s inventory, manufacturing equipment and a warehouse facility that is insured by the Company. The Company received the insurance benefits in installments on various dates through November 2008. The Company recognized a non-recurring gain of $0.5 million and $1.2 million in fiscal years 2008 and 2009, respectively, which is included as a reduction to selling, general and administrative expense on the consolidated statements of operations. The gain is primarily related to the difference between the insured values and carrying values of the damaged inventory and equipment. Insurance proceeds on the settlements of $2.3 million and $1.5 million in fiscal years 2008 and 2009, respectively, are included in cash flows from operating activities on the consolidated statements of cash flows.

Life Insurance Proceeds

The Company recorded other income of $2.0 million during the second quarter of fiscal 2009 in connection with a life insurance settlement payment that was received during November 2008 that stemmed from the death of a Company executive in September 2008. The executive had served as the Company’s Chief Operating Officer and had been on paid medical leave since December 2007. Insurance proceeds on the settlement are included in cash flows from operating activities on the consolidated statement of cash flows.

19. Revenue and Purchase Concentrations

Fisker Automotive comprised 0%, 8% and 59%, General Motors comprised 70%, 64% and 13%, and U.S. Army comprised 5%, 10% and 13%, of the total Quantum Fuel Systems segment revenue reported for the fiscal years ended April 30, 2007, 2008 and 2009, respectively. As of April 30, 2008 and 2009, General Motors and affiliated companies’ accounts receivable comprised 83% and 11%, and Fisker’s accounts receivable comprised 0% and 46%, of the Company’s total outstanding accounts receivable, respectively.

During fiscal years 2007, 2008 and 2009, respectively, purchases from one supplier constituted approximately 20%, 18% and 26% of net raw materials purchases. In fiscal year 2007, 2008 and 2009, 10 suppliers accounted for approximately 73%, 72% and 80% of net raw materials purchases, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Quarterly Results of Operations (unaudited)

As discussed in Note 3, the Company has restated its consolidated financial statements for the years ended April 30, 2007 and 2008 and its quarterly operating results beginning with its second quarter of fiscal 2007 through its third quarter of fiscal 2009 (the “Effected Periods”) to correct errors identified in connection with its reassessment of the accounting and classification of it debt instruments and warrant contracts. The tables that follow provide quarterly information and display the unaudited condensed consoated financial statements for each of the Effected Periods. The financial statements are presented “As Previously Reported” and “As Restated” to reflect the impact of the changes resulting from the restatements of the Effected Periods. Certain reclassifications, including reclassification of all historical activities and balances of the Tecstar Automotive Group business segment as discontinued operations, have been made to the historical financial statements to conform to the fiscal 2009 presentation.

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2007

(in thousands)

	Second Quarter	Third Quarter	Fourth Quarter
	Oct 31, 2006	Jan 31, 2007	April 30, 2007
	(As Previously Reported)
ASSETS
Current assets:
Cash and cash equivalents	$11,816	$11,135	$2,526
Restricted Cash	16,656	—	—
Accounts receivable from non-affiliates, net	3,284	3,471	3,144
Inventories, net	5,881	7,168	8,226
Prepaids and other current assets	372	368	711
Assets of discontinued operations	49,370	47,297	41,852

Total current assets	87,379	69,439	56,459
Property and equipment, net	5,579	5,060	4,530
Deferred loan fees	—	580	540
Intangible assets, net	52,498	9,306	8,899
Goodwill	30,400	30,400	30,400
Deposits and other assets	78	78	78
Assets of discontinued operations	26,514	69,035	66,637

Total assets	$202,448	$183,898	$167,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,822	$3,921	$2,916
Accrued payroll obligations	1,111	1,398	987
Deferred revenue from non-affiliates	1,434	1,351	780
Accrued warranties	603	608	466
Derivative instruments	—	—	—
Other accrued liabilities	1,000	733	505
Current maturities of long-term debt	—	2,677	3,872
Obligations of discontinued operations	58,474	32,705	29,597

Total current liabilities	66,444	43,393	39,123
Long-term debt, net of current maturities	25	24,282	27,157
Obligations of discontinued operations	23,781	23,580	23,630
Minority interest	216	—	104
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock, 64,285 in October; 64,938 in January; 65,052 in April; of shares outstanding, respectively	64	65	65
Additional paid-in-capital	286,013	287,946	289,371
Accumulated deficit	(173,832)	(195,422)	(211,606)
Accumulated other comprehensive loss	(264)	53	(302)

Total stockholders’ equity	111,982	92,643	77,529

Total liabilities and stockholders’ equity	$202,448	$183,898	$167,543

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2007 (continued)

(in thousands)

	Second Quarter	Third Quarter	Fourth Quarter
	Oct 31, 2006	Jan 31, 2007	April 30, 2007
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,816	$11,135	$2,526
Restricted Cash	16,656	—	—
Accounts receivable from non-affiliates, net	3,284	3,471	3,144
Inventories, net	5,881	7,168	8,226
Prepaids and other current assets	372	368	711
Assets of discontinued operations	49,370	47,297	41,852

Total current assets	87,379	69,439	56,459
Property and equipment, net	5,579	5,060	4,530
Deferred loan fees	—	580	540
Intangible assets, net	52,498	9,306	8,899
Goodwill	30,400	30,400	30,400
Deposits and other assets	78	78	78
Assets of discontinued operations	26,514	69,035	66,637

Total assets	$202,448	$183,898	$167,543

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,822	$3,921	$2,916
Accrued payroll obligations	1,111	1,398	987
Deferred revenue from non-affiliates	1,434	1,351	780
Accrued warranties	603	608	466
Derivative instruments	3,670	3,450	3,340
Other accrued liabilities	1,000	733	505
Current maturities of long-term debt	—	1,514	2,709
Obligations of discontinued operations	58,474	32,705	29,597

Total current liabilities	70,114	45,680	41,300
Long-term debt, net of current maturities	25	19,145	22,311
Obligations of discontinued operations	23,781	23,580	23,630
Minority interest	216	—	104
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock, 64,285 in October; 64,938 in January; 65,052 in April; of shares outstanding, respectively	64	65	65
Additional paid-in-capital	281,804	289,954	291,364
Accumulated deficit	(173,293)	(194,580)	(210,930)
Accumulated other comprehensive loss	(264)	53	(302)

Total stockholders’ equity	108,312	95,493	80,198

Total liabilities and stockholders’ equity	$202,448	$183,898	$167,543

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Operations—Fiscal 2007

(in thousands, except for per share data)

	Second Quarter	Third Quarter	Fourth Quarter
	(As Previously Reported)
Product sales	$3,765	$765	$1,572
Contract revenue	1,477	1,496	1,528

Total revenue	5,242	2,261	3,100

Cost of product sales	3,896	548	1,206
Research and development	3,453	3,223	2,845
Selling, general and administrative	3,946	3,881	3,939
Amortization and impairment of intangible asset	419	418	418

Total costs and expenses	11,714	8,070	8,408

Operating loss	(6,472)	(5,809)	(5,308)
Interest income (expense), net	204	59	(461)
Fair value adjustments of derivative instruments	—	—	—
Loss on settlement of derivative instruments	—	—	—
Minority interest in losses of subsidiary	259	216	250
Other non-operating expense, net	—	(7)	(2)

Loss from continuing operations, net of tax	(6,009)	(5,541)	(5,521)
Loss from discontinued operations, net of tax	(83,321)	(16,049)	(10,662)

Net loss	$(89,330)	$(21,590)	$(16,183)

Per share data:
Loss from continuing operations—basic and diluted	$(0.10)	$(0.08)	$(0.08)
Loss from discontinued operations—basic and diluted	$(1.40)	$(0.25)	$(0.16)
Net loss—basic and diluted	$(1.50)	$(0.33)	$(0.25)
Weighted average shares outstanding—basic and diluted	59,452	65,364	66,050

	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)
Product sales	$3,765	$765	$1,572
Contract revenue	1,477	1,496	1,528

Total revenue	5,242	2,261	3,100

Cost of product sales	3,896	548	1,206
Research and development	3,453	3,223	2,845
Selling, general and administrative	3,946	3,881	3,939
Amortization and impairment of intangible asset	419	418	418

Total costs and expenses	11,714	8,070	8,408

Operating loss	(6,472)	(5,809)	(5,308)
Interest income (expense), net	204	59	(461)
Fair value adjustments of derivative instruments(2)	539	541	168
Loss on settlement of derivative instruments	—	(238)	(43)
Minority interest in losses of subsidiary	259	216	250
Other non-operating expense, net	—	(7)	(2)

Loss from continuing operations, net of tax	(5,470)	(5,238)	(5,396)
Loss from discontinued operations, net of tax(1)	(83,321)	(16,049)	(10,953)

Net loss	$(88,791)	$(21,287)	$(16,349)

Per share data:
Loss from continuing operations—basic and diluted	$(0.09)	$(0.08)	$(0.08)
Loss from discontinued operations—basic and diluted	$(1.40)	$(0.25)	$(0.17)
Net loss—basic and diluted	$(1.49)	$(0.33)	$(0.25)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Cash Flows—Fiscal 2007

(in thousands)

	Second Quarter	Third Quarter	Fourth Quarter
	(As Previously Reported and As Restated)
Cash Flows from Operating Activities:
Net cash used in operating activities of continuing operations	$(4,206)	$(6,009)	$(7,403)
Net cash used in operating activities of discontinued operations	(8,676)	(4,431)	(7,586)

Net cash used in operating activities	(12,882)	(10,440)	(14,989)

Cash Flows from Investing Activities:
Cash advances to discontinued operations	(7,276)	(31,535)	(997)
Purchases of marketable securities	(1,656)	—	—
Proceeds from sales and maturities of marketable securities	—	16,656	—
Other	(75)	(28)	15

Net cash used in investing activities of continuing operations	(9,007)	(14,907)	(982)
Net cash provided by investing activities of discontinued operations	6,259	30,239	2,350

Net cash provided by (used in) investing activities	(2,748)	15,332	1,368

Cash Flows from Financing Activities:
Borrowings on Notes Payable	—	10,000	—
Borrowings under Revolving LOCs	—	10,638	—
Proceeds from exercise of stock warrants	—	1,073	1,260
Proceeds (transaction fees) from issuance of stock	5,032	(891)	(1,872)
Proceeds from issuance of warrants classified as derivative instruments	4,209	—	—
Other	28	(584)	386

Net cash provided by (used in) financing activities of continuing operations	9,269	20,236	(226)
Net cash provided by (used in) financing activities of discontinued operations	(176)	(24,848)	4,962

Net cash provided by (used in) financing activities	9,093	(4,612)	4,736

Cash Effects of Exchange Rate Changes:
Effect of exchange rate changes on cash of continuing operations	1	(1)	2
Effect of exchange rate changes on cash of discontinued operations	3	(60)	154

Net effect of exchange rate changes on cash	4	(61)	156

Net increase (decrease) in cash and cash equivalents	(6,533)	219	(8,729)

Cash and cash equivalents at beginning of period	19,062	12,529	12,748

Cash and cash equivalents at end of period	$12,529	$12,748	$4,019

Cash and cash equivalents at end of period of continuing operations	11,816	11,135	2,526
Cash and cash equivalents at end of period of discontinued operations	713	1,613	1,493

Cash and cash equivalents at end of period	$12,529	$12,748	$4,019

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2008

(in thousands)

	First Quarter	Second Quarter	Third Quarter
	July 31, 2007	Oct 31, 2007	Jan 31, 2008
	(As Previously Reported)
ASSETS
Current assets:
Cash and cash equivalents	$1,363	$1,395	$7,374
Accounts receivable from non-affiliates, net	4,729	4,939	7,250
Inventories, net	9,021	8,306	9,012
Tooling and engineering	161	116	—
Prepaids and other current assets	960	2,635	1,723
Assets of discontinued operations	40,408	38,272	—

Total current assets	56,642	55,663	25,359
Property and equipment, net	4,176	3,918	3,702
Deferred loan fees	491	442	393
Investment in and advances to affiliate	—	—	3,875
Intangible assets, net	8,491	8,098	7,669
Goodwill	30,400	30,400	30,400
Deposits and other assets	78	1,570	201
Assets of discontinued operations	5,956	5,510	—

Total assets	$106,234	$105,601	$71,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,591	3,536	3,555
Accrued payroll obligations	1,191	1,040	1,297
Accrued interest	—	—	153
Deferred revenue from non-affiliates	1,060	250	2,406
Accrued warranties	600	911	1,144
Derivative instruments	—	—	—
Other accrued liabilities	469	1,925	4,149
Current maturities of long-term debt	5,073	35,752	7,074
Obligations of discontinued operations	24,166	43,101	—

Total current liabilities	36,150	86,515	19,778
Long-term debt, net of current maturities	22,679	—	34,272
Obligations of discontinued operations	18,006	190	—
Minority interest	111	483	170
Unsubscribed stock purchase warrants	16,800	—	—
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock; 77,552 shares outstanding in July, October and January	78	78	78
Additional paid-in-capital	291,072	308,851	309,199
Accumulated deficit	(278,451)	(290,588)	(291,946)
Accumulated other comprehensive loss	(212)	71	47

Total stockholders’ equity	12,488	18,413	17,379

Total liabilities and stockholders’ equity	$106,234	$105,601	$71,599

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2008—(continued)

(in thousands)

	First Quarter	Second Quarter	Third Quarter
	July 31, 2007	Oct 31, 2007	Jan 31, 2008
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,363	$1,395	$7,374
Accounts receivable from non-affiliates, net	4,729	4,939	7,250
Inventories, net	9,021	8,306	9,012
Tooling and engineering	161	116	—
Prepaids and other current assets	960	2,635	1,723
Assets of discontinued operations	40,408	38,272	—

Total current assets	56,642	55,663	25,359
Property and equipment, net	4,176	3,918	3,702
Deferred loan fees	491	442	393
Investment in and advances to affiliate	—	—	3,875
Intangible assets, net	8,491	8,098	7,669
Goodwill	30,400	30,400	30,400
Deposits and other assets	78	1,570	201
Assets of discontinued operations	5,956	5,510	—

Total assets	$106,234	$105,601	$71,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,591	$3,536	$3,555
Accrued payroll obligations	1,191	1,040	1,297
Accrued interest	—	—	153
Deferred revenue from non-affiliates	1,060	250	2,406
Accrued warranties	600	911	1,144
Derivative instruments	10,733	8,904	4,940
Other accrued liabilities	469	1,925	4,149
Current maturities of long-term debt	3,910	30,325	5,911
Obligations of discontinued operations	24,166	43,101	—

Total current liabilities	45,720	89,992	23,555
Long-term debt, net of current maturities	18,124	—	30,299
Obligations of discontinued operations	18,006	190	—
Minority interest	111	483	170
Unsubscribed stock purchase warrants	16,800	—	—
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock; 77,552 shares outstanding in July, October and January	78	78	78
Additional paid-in-capital	281,273	299,052	298,734
Accumulated deficit	(273,667)	(284,266)	(281,285)
Accumulated other comprehensive loss	(212)	71	47

Total stockholders’ equity	7,473	14,936	17,575

Total liabilities and stockholders’ equity	$106,234	$105,601	$71,599

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Operations—Fiscal 2008

(in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Previously Reported)
Product sales	$1,455	$3,260	$2,521	$4,620
Contract revenue	2,054	2,916	4,625	5,046

Total revenue	3,509	6,176	7,146	9,666

Cost of product sales	1,591	2,544	2,009	3,871
Research and development	3,196	3,820	4,691	5,793
Selling, general and administrative	4,047	3,944	3,871	4,215
Amortization and impairment of intangible asset	419	419	419	419

Total costs and expenses	9,253	10,727	10,990	14,298

Operating loss	(5,744)	(4,551)	(3,844)	(4,632)
Interest expense, net	(446)	(504)	(590)	(679)
Fair value adjustments of derivative instruments	—	—	—	—
Minority interest in losses of subsidiary	374	448	496	401
Equity in earnings of affiliates, net	—	—	98	238
Other non-operating expense, net	(8)	(4)	(3)	(13)

Loss from continuing operations, net of tax	(5,824)	(4,611)	(3,843)	(4,685)
Earnings (loss) from discontinued operations, net of tax	(61,022)	(7,526)	2,485	—

Net loss	$(66,846)	$(12,137)	$(1,358)	$(4,685)

Per share data:
Earnings (loss) from continuing operations—basic and diluted	$(0.08)	$(0.06)	$(0.05)	$(0.06)
Earnings (loss) from discontinued operations—basic and diluted	$(0.86)	$(0.09)	$0.03	$—
Net income (loss)—basic and diluted	$(0.94)	$(0.15)	$(0.02)	$(0.06)
Weighted average shares outstanding—basic and diluted	71,351	78,552	78,552	78,772

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)
Product sales	$1,455	$3,260	$2,521	$4,620
Contract revenue	2,054	2,916	4,625	5,046

Total revenue	3,509	6,176	7,146	9,666

Cost of product sales	1,591	2,544	2,009	3,871
Research and development	3,196	3,820	4,691	5,793
Selling, general and administrative	4,047	3,944	3,871	4,215
Amortization and impairment of intangible asset	419	419	419	419

Total costs and expenses	9,253	10,727	10,990	14,298

Operating loss	(5,744)	(4,551)	(3,844)	(4,632)
Interest expense, net	(446)	(504)	(638)	(970)
Fair value adjustments of derivative instruments(2)	4,399	1,829	4,630	(11,469)
Minority interest in losses of subsidiary	374	448	496	401
Equity in earnings of affiliates, net	—	—	98	238
Other non-operating expense, net	(8)	(4)	(3)	(13)

Earnings (loss) from continuing operations, net of tax	(1,425)	(2,782)	739	(16,445)
Earnings (loss) from discontinued operations, net of tax(1)	(61,313)	(7,817)	2,243	—

Net income (loss)	$(62,738)	$(10,599)	$2,982	$(16,445)

Per share data (5):
Earnings (loss) from continuing operations—basic and diluted	$(0.02)	$(0.04)	$0.01	$(0.21)
Earnings (loss) from discontinued operations—basic	$(0.86)	$(0.09)	$0.03	$—
Earnings (loss) from discontinued operations—diluted	$(0.86)	$(0.09)	$0.02	$—
Net income (loss)—basic	$(0.88)	$(0.13)	$0.04	$(0.21)
Net income (loss)—diluted	$(0.88)	$(0.13)	$0.03	$(0.21)
Weighted average shares outstanding—basic	71,351	78,552	78,552	78,772
Weighted average shares outstanding—diluted	71,351	78,552	105,662	78,772

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Cash Flows—Fiscal 2008

(in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Previously Reported and As Restated)
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities of continuing operations	$(6,108)	$(5,329)	$(2,466)	$730
Net cash used in operating activities of discontinued operations	(6,589)	(4,465)	(1,320)	(251)

Net cash provided by (used in) operating activities	(12,697)	(9,794)	(3,786)	479

Cash Flows from Investing Activities:
Cash advances to discontinued operations	(9,125)	(3,361)	3,093	(250)
Purchases of property and equipment	(115)	(292)	(385)	(839)
Investment in affiliate Asola	—	—	(1,227)	—
Other	78	(68)	(1)	(70)

Net cash provided by (used in) investing activities of continuing operations	(9,162)	(3,721)	1,480	(1,159)
Net cash provided by (used in) investing activities of discontinued operations	8,833	3,017	(5,738)	251

Net cash used in investing activities	(329)	(704)	(4,258)	(908)

Cash Flows from Financing Activities:
Borrowings on Notes and other obligations	—	8,292	6,785	—
Payments on Notes and other obligations	(3,881)	—	—	(1,014)
Net proceeds (transaction fees) from issuance of stock	5,818	(23)	—	—
Proceeds from issuance of warrants classified as derivative instruments	11,792	—	—	—
Contributions from minority interests in ALP	—	1,201	183	—
Other	380	(383)	(3)	89

Net cash provided by (used in) financing activities of continuing operations	14,109	9,087	6,965	(925)
Net cash provided by (used in) financing activities of discontinued operations	(156)	(37)	4,950	—

Net cash provided by (used in) financing activities	13,953	9,050	11,915	(925)

Cash Effects of Exchange Rate Changes:
Effect of exchange rate changes on cash of continuing operations	(2)	(5)	—	4
Effect of exchange rate changes on cash of discontinued operations	7	3	2	—

Net effect of exchange rate changes on cash	5	(2)	2	4

Net increase (decrease) in cash and cash equivalents	932	(1,450)	3,873	(1,350)
Cash and cash equivalents at beginning of period	4,019	4,951	3,501	7,374

Cash and cash equivalents at end of period	$4,951	$3,501	$7,374	$6,024

Cash and cash equivalents at end of period of continuing operations	1,363	1,395	7,374	6,024
Cash and cash equivalents at end of period of discontinued operations	3,588	2,106	—	—

Cash and cash equivalents at end of period	$4,951	$3,501	$7,374	$6,024

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2009

(in thousands)

	First Quarter	Second Quarter	Third Quarter
	July 31, 2008	Oct 31, 2008	Jan 31, 2009
	(As Previously Reported)
ASSETS
Current assets:
Cash and cash equivalents	$9,011	$15,575	$7,662
Accounts receivable from non-affiliates, net	4,546	5,589	5,386
Inventories, net	6,186	5,899	4,050
Prepayments to affiliate	121	703	872
Prepaids and other current assets	619	3,013	1,067

Total current assets	20,483	30,779	19,037
Property and equipment, net	4,830	6,589	6,942
Investment in and advances to affiliate	3,018	5,396	5,104
Intangible assets, net	6,606	6,191	—
Goodwill	30,400	30,400	30,400
Prepayments to affiliate	—	5,240	5,240
Deposits and other assets	3,245	255	295

Total assets	$68,582	$84,850	$67,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,618	$3,804	$2,988
Accrued payroll obligations	1,134	1,222	1,099
Deferred revenue from affiliate	5,537	4,824	1,480
Deferred revenue from non-affiliates	518	459	403
Accrued warranties	469	447	324
Derivative instruments	—	—	—
Other accrued liabilities	2,000	1,160	1,404
Current maturities of long-term debt	21,532	24,392	33,353
Obligations of discontinued operations	—	—	—

Total current liabilities	33,808	36,308	41,051
Long-term debt, net of current maturities	19,889	11,041	135
Derivative instruments	—	—	—
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock; 81,433 in July; 96,155 in October; 97,628 in January; of shares outstanding, respectively	81	96	98
Additional paid-in-capital	358,588	382,536	384,441
Accumulated deficit	(343,785)	(345,132)	(358,708)
Accumulated other comprehensive loss	—	—	—

Total stockholders’ equity	14,885	37,501	25,832

Total liabilities and stockholders’ equity	$68,582	$84,850	$67,018

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Balance Sheets—Fiscal 2009 (continued)

(in thousands)

	First Quarter	Second Quarter	Third Quarter
	July 31, 2008	Oct 31, 2008	Jan 31, 2009
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,011	$15,575	$7,662
Accounts receivable from non-affiliates, net	4,546	5,589	5,386
Inventories, net	6,186	5,899	4,050
Prepayments to affiliate	121	703	872
Prepaids and other current assets	619	3,013	1,067

Total current assets	20,483	30,779	19,037
Property and equipment, net	4,830	6,589	6,942
Investment in and advances to affiliate	3,018	5,396	5,104
Intangible assets, net	6,606	6,191	—
Goodwill	30,400	30,400	30,400
Prepayments to affiliate	—	5,240	5,240
Deposits and other assets	3,540	501	492

Total assets	$68,877	$85,096	$67,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,618	$3,804	$2,988
Accrued payroll obligations	1,134	1,222	1,099
Deferred revenue from affiliate	5,537	4,824	1,480
Deferred revenue from non-affiliates	518	459	403
Accrued warranties	469	447	324
Derivative instruments	25,338	7,853	17,348
Other accrued liabilities	2,000	1,160	1,404
Current maturities of long-term debt	21,532	24,392	33,353
Obligations of discontinued operations	—	—	—

Total current liabilities	59,146	44,161	58,399
Long-term debt, net of current maturities	19,889	11,041	135
Derivative instruments	17,256	4,546	—
Stockholders’ equity:
Preferred stock, no shares outstanding for all periods	—	—	—
Series B common stock, 1,000 shares outstanding for all periods	1	1	1
Common stock; 81,433 in July; 96,155 in October; 97,628 in January; of shares outstanding, respectively	81	96	98
Additional paid-in-capital	309,241	329,229	331,110
Accumulated deficit	(336,737)	(303,978)	(322,528)
Accumulated other comprehensive loss	—	—	—

Total stockholders’ equity	(27,414)	25,348	8,681

Total liabilities and stockholders’ equity	$68,877	$85,096	$67,215

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Operations—Fiscal 2009

(in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter
	(As Previously Reported)
Product sales	$214	$385	$216
Contract revenue	3,517	7,019	5,665

Total revenue	3,731	7,404	5,881

Cost of product sales	654	423	1,048
Research and development	4,619	6,774	6,717
Selling, general and administrative	4,248	2,451	3,870
Amortization and impairment of intangible asset	415	415	6,191

Total costs and expenses	9,936	10,063	17,826

Operating loss	(6,205)	(2,659)	(11,945)
Interest expense, net	(1,124)	(870)	(837)
Fair value adjustments of derivative instruments	—	—	—
Loss on modification of derivative instruments	(39,763)	—	—
Gain (loss) on settlement of derivative instruments	—	—	—
Equity in earnings of affiliates, net	(61)	182	(793)
Other non-operating income (expense), net	(1)	2,000	—

Net loss	(47,154)	(1,347)	(13,575)

Per share data—Net loss:
Basic	$(0.59)	$(0.01)	$(0.14)
Diluted	$(0.59)	$(0.01)	$(0.14)
Weighted average shares outstanding:
Basic	79,742	92,070	97,629
Diluted	79,742	92,070	97,629

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Restated)
Product sales	$214	$385	$216	$161
Contract revenue	3,517	7,019	5,665	6,081

Total revenue	3,731	7,404	5,881	6,242

Cost of product sales	654	423	449	763
Research and development	4,619	6,774	7,316	6,468
Selling, general and administrative	4,248	2,451	3,870	3,319
Amortization and impairment of intangible asset(4)	415	415	6,191	—

Total costs and expenses	9,936	10,063	17,826	10,550

Operating loss	(6,205)	(2,659)	(11,945)	(4,308)
Interest expense, net	(926)	(919)	(887)	(959)
Fair value adjustments of derivative instruments(2)	(4,642)	35,251	(5,066)	2,150
Loss on modification of derivative instruments(3)	(23,834)	—	—	—
Gain (loss) on settlement of derivative instruments	(3,339)	(1,096)	141	—
Equity in earnings of affiliates, net	(61)	182	(793)	(61)
Other non-operating income (expense), net	(1)	2,000	—	(15)

Net income (loss)	(39,008)	32,759	(18,550)	(3,193)

Per share data—Net income (loss):
Basic	$(0.49)	$0.36	$(0.19)	$(0.03)
Diluted(5)	$(0.49)	$0.10	$(0.19)	$(0.03)
Weighted average shares outstanding:
Basic	79,742	92,070	97,629	98,628
Diluted	79,742	152,466	97,629	98,628

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Condensed Consolidated Statements of Cash Flows—Fiscal 2009

(in thousands)

	First Quarter	Second Quarter	Third Quarter
	(As Previously Reported and As Restated)
Cash Flow Activities:
Net cash used in operating activities	$(1,434)	$(6,158)	$(5,741)
Purchases of property and equipment	(1,498)	(2,231)	(809)
Investment in and advances to affiliates	(2,167)	(2,196)	(500)
Other	—	(75)	7

Net cash used in investing activities	(3,665)	(4,502)	(1,302)
Borrowings on notes and other obligations	7,500	84	31
Payments on notes and other obligations	(14)	(648)	(837)
Net proceeds (transaction fees) from issuance of common stock	—	10,498	(64)
Proceeds from issuance of warrants classified as derivative instruments	—	7,290	—
Proceeds from exercise of warrants	600	—	—

Net cash provided by financing activities	8,086	17,224	(870)

Net increase (decrease) in cash and cash equivalents	2,987	6,564	(7,913)
Cash and cash equivalents at beginning of period	6,024	9,011	15,575

Cash and cash equivalents at end of period	$9,011	$15,575	$7,662

Footnote references to unaudited quarterly tables:

(1)	Gain (loss) from discontinued operations represents the operating activities of the Tecstar Automotive Group business segment that was disposed of in the third quarter of fiscal 2008. First quarter of fiscal 2007 and first quarter of fiscal 2008 includes impairment charges on long-lived assets of $71.7 million and $58.9 million, respectively, associated with the discontinued segment (see Note 21).
(2)	Represents change in fair value of the embedded conversion feature derivative associated with the Convertible Note I, the embedded principal multiplier derivative associated with Term Note B, and derivative instruments associated with warrants issued in October 2006, June 2007 and August 2008 (see Notes 11,14 and 17).
(3)	First quarter of fiscal 2009 includes a charge primarily in connection with modification of Term Note B on May 30, 2008 (see Note 11).
(4)	Third quarter of fiscal 2009 includes a $5.8 million charge to impair the remaining balance of the Company’s strategic alliance agreement with General Motors (see Notes 4 and 9).
(5)	In those periods in which common equivalent shares are dilutive to earnings, the numerator for calculating earnings per share has been adjusted under the if-converted method to eliminate amounts recognized in the statement of operations that would not have been recognized had the dilutive share settlement occurred at the beginning of the respective period.

21. Discontinued Operations

On January 11, 2008, Tecstar Automotive Group was in default of the January 1, 2008 semi-annual interest payment due to affiliates of the Company’s secured lender under terms of the Tecstar Convertible Notes. As a result of the default, all the amounts due under the Tecstar Convertible Notes were immediately due and payable. On January 16, 2008, the Company completed a series of transactions that restructured the Company’s

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding debt obligations (see Note11) and resulted in the transfer of substantially all of the assets of the Tecstar Automotive Group business segment to an affiliate of the secured lender, WB Automotive, Inc. (WB Automotive), as payment in full of the obligations due under the Tecstar Convertible Notes.

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

As a result of the disposal of the Tecstar businesses, the historical activities of the Tecstar Automotive Group business segment are reported as discontinued operations in the accompanying consolidated statements of operations and consolidated statements of cash flows for the periods presented through January 16, 2008 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The disposal of the Tecstar businesses resulted in a gain of $8.6 million included in discontinued operations, net of taxes, for the year ended April 30, 2008.

The historical operating results of the Tecstar Automotive Group business segment through the date of disposition on January 16, 2008, classified as discontinued operations, were as follows:

	Year Ended April 30,
	2007	2008
	(as restated)	(as restated)
Revenue:
Net product sales	$122,125,703	$53,738,861
Contract revenue	9,651,031	5,023,412

Total revenue	131,776,734	58,762,273

Costs and expenses:
Cost of product sales	125,556,969	54,989,022
Research and development	9,842,351	5,450,843
Selling, general and administrative	27,921,928	15,204,456
Amortization of intangibles	2,862,286	698,570
Restructuring charge	2,326,868	—
Impairment of long-lived assets(1)	72,317,506	58,900,000

Total costs and expenses	240,827,908	135,242,891

Operating loss	(109,051,174)	(76,480,618)
Interest expense, net(5)(6)	(4,514,845)	(3,995,137)
Gain on disposal of subsidiary	544,468	—
Gain on disposal of business segment(4)	—	8,641,447
Loss on early extinguishment of debt(2)	(6,300,000)	—
Minority interest in losses of subsidiaries	199,929	—
Other income, net	80,649	5,827

Loss from discontinued operations before taxes	(119,040,973)	(71,828,481)
Income tax benefit(3)	857,608	4,942,472

Loss from discontinued operations(6)	$(118,183,365)	$(66,886,009)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in fiscal 2007 were impairment charges to goodwill of $71.7 million associated with Quantum’s acquisition of Tecstar Automotive Group and $0.6 million of goodwill associated with Tecstar Automotive Group’s acquisition of Empire Coach. Included in fiscal 2008 were impairment charges of $45.8 million related to intangibles, $9.6 million to write down property and equipment to estimated fair value and $3.5 million to write off goodwill associated with Tecstar Automotive Group’s acquisition of Regency.
(2)	Consists of a charge to recognize the fair value associated with the embedded conversion feature that was modified in January 2007 on the Tecstar Convertible Notes which originated in July 2004.
(3)	Tax benefit realized during fiscal 2008 mainly related to the elimination of a deferred tax liability in the amount of $4.9 million recognized in connection with the impairment of the remaining unamortized balances of intangibles assets.
(4)	The components of the gain on disposal of the Tecstar Automotive Group business segment effective upon the cease of operations on January 16, 2008 consisted of the following:

Long term liabilities released by lender	$20,501,145

Less carrying value of net assets transferred to lender:
Assets transferred to lender	(36,385,894)
Current liabilities assumed by lender	24,529,439
Long term liabilities assumed by lender	2,867,785

(8,988,670)

Less other fees and costs incurred on disposal:
Fee paid to lender upon transfer of net assets	(1,000,000)
Transaction fees and other costs	(1,871,028)

(2,871,028)

Net gain on disposal	$8,641,447

(5)	Net interest expense associated with the Company’s revolving line of credit and amortization of deferred loan fees were allocated 65% to the discontinued operations of the Tecstar Automotive Group business segment and 35% to continuing operations based on the estimated percentage of assets supporting the borrowing base of the respective operations. Included in fiscal years 2007 and 2008 is allocated net interest expense of $0.4 million and $1.3 million, respectively.
(3)	Net interest expense attributable to the Tecstar Automotive Group business segment increased by $0.3 million and $0.9 million in fiscal years 2007 and 2008, respectively, in connection with adjustments to correct errors in the accounting for the Company’s convertible note debt instrument discussed in Note 3 of Notes to Consolidated Financial Statements. There were no other adjustments in connection with the restatements that effected discontinued operations.

22. Subsequent Events

Notes 1 through 21 of the Notes to Consolidated Financial Statements incorporate disclosures of significant subsequent events that have occurred after the Company’s most recent Consolidated Balance Sheet as of April 30, 2009 through at least the date that the Company completed its private placement transaction on September 4, 2009. Significant events that have occurred after September 4, 2009 and prior to the filing of this 2009 Annual Report are as follows:

Fisker Automotive and the U.S. Department of Energy (DOE) announced on September 22, 2009 that Fisker Automotive had been awarded $529 million in conditional federal loan commitments to be used to fund the design and development of its current and future platforms. Fisker Automotive is required under the loan

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms to raise additional equity capital prior to the release of a drawdown on the loan commitment from the DOE and the addition of equity capital will further reduce the Company’s ownership percentage in the venture.

On September 23, 2009, the Company’s lender converted $0.5 million of principal and unpaid accrued interest under Convertible Note I into shares of the Company’s common stock at a conversion price of $0.71 per share. As a result of such conversion, the Company issued a total of 0.7 million shares of common stock to the lender.

On September 25, 2009, the Company issued 0.4 million of shares of its common stock as a result of a cashless exercise of warrants associated with the October 2006 Warrants. In connection with the cashless exercise, the holder of the warrants tendered 0.7 million shares issuable under the warrants to pay the exercise price.

On September 30, 2009, Registrant issued 0.5 million shares of its common stock as a result of a cashless exercise of warrants associated with the October 2006 Warrants. In connection with the cashless exercise, the holder of the warrants tendered 0.8 million shares issuable under the warrants to pay the exercise price.

On October 1, 2009, The Company issued 0.2 million shares of its common stock as a result of a cashless exercise of warrants associated with the October 2006 Warrants. In connection with the cashless exercise, the holder of the warrant tendered 0.3 million shares issuable under the warrant to pay the exercise price.

On October 1, 2009, the Company delivered 2.0 million shares to its lender, in satisfaction of $2.5 million of principal due under Term Note C.

On October 13, 2009, the Company’s lender converted $1.0 million of principal and unpaid accrued interest under Convertible Note I into shares of the Company’s common stock at a conversion price of $0.71 per share. As a result of such conversion, the Company issued a total of 1.5 million shares of common stock to the lender.

On November 2, 2009, the Company delivered 1.6 million shares to its lender, in satisfaction of the remaining $1.8 million of principal due under Term Note C.

On November 24, 2009, the Company entered into a definitive business combination agreement with Schneider Power, Inc. (Schneider Power) under which the Company agreed to acquire all of the outstanding shares of Schneider Power in a stock-for-stock exchange. The purchase price payable by the Company is 0.236 of a common share of the Company for each common share of Schneider Power. The Company will also assume all of Schneider Power’s outstanding warrants. Upon closing of the transaction, the Company expects to issue approximately 16.8 million of its common shares and reserve an additional 2.5 million common shares for issuance upon exercise of the assumed warrants. Schneider Power is an alternative energy company based in Toronto, Ontario, Canada, with a wind and solar power generation development portfolio. The transaction is subject to the approval of at least two-thirds of the common shareholders of Schneider Power, government approvals and various customary terms and conditions. Upon closing, the Company has agreed to appoint an individual nominated by Schneider Power to fill the vacancy on the Company’s Board of Directors. In connection with the definitive business combination agreement, the Company agreed to loan Schneider Power up to $1.0 million to be used by Schneider Power for the purposes of paying the application fee and providing application security under Ontario’s feed-in-tariff program. Advances under the loan will accrue interest at 10.5% per year and the loan must be repaid on or before November 23, 2010. On November 25, 2009, $0.6 million was advanced to Schneider Power under the loan arrangement.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Company’s credit facilities with its lender required that the Company obtain the consent of its lender prior to entering into the business combination agreement with Schneider Power. On November 24, 2009, the Company and its lender executed a consent fee arrangement under which the lender agreed to give its consent to the proposed business combination. The consent fee is $3.0 million unless the business combination agreement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid in exchange for a promissory note (the “Consent Fee Note”) that the Company issued to the lender. The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if the Company’s volume weighted average share price for the five (5) business days immediately preceding the date that a demand or call is made (“VWAP Price”) would be below $0.50 at the time of the demand. The Company may call all or part of the principal amount due at any time after January 16, 2012. The note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter. The principal amount due under the Consent Fee Note is subject to upward adjustment based upon the Company’s VWAP Price. When demand for payment is made by the lender or called by the Company, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.8, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $2.50. The Company has the option to pay the amount due under the Consent Fee Note in cash or in shares of its common stock; provided, however, to pay using shares the VWAP Price must be at least $0.50. If the Company elects to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the maximum amount that the Company could be required to pay under the Consent Fee Note is $6 million (assuming that the 5 day VWAP is $2.50).

In connection with the execution of the consent fee arrangement, the Company and its lender also agreed to amend the maturity dates on the three outstanding convertible notes from August 31, 2010 to March 31, 2011 and to extend the expiration date of the May 2008 Commitment from August 31, 2010 to March 31, 2011.

On November 24, 2009, the Company’s lender converted (i) $1.4 million of principal under Convertible Note I (ii) $2.7 million of principal under Convertible Note II and (iii) $1.2 million of principal under Convertible Note III, into shares of the Company’s common stock at a conversion price of $0.71 per share. As a result of such conversion, the Company issued a total of 7.5 million shares of common stock to the lender.

On November 24, 2009, the Company’s lender made demand for payment of $3.9 million of principal due under Term Note B and the Company agreed to waive the provision of the note which prohibited the lender from making demand for payment prior to January 16, 2010. In accordance with the multiplier feature contained in Term Note B, the actual amount required to be paid as a result of the demand for payment was equal to $7.4 million which was determined by multiplying the $3.9 million demanded by 1.5, with that product then multiplied by the lesser of (A) the 5 day volume-weighted average share price for the 5 business days immediately preceeding the date demand for payment was made, and (B) $3.50. For purposes of this calculation, the Company and the lender agreed to use $1.25 as the 5 day VWAP. As permitted under Term Note B, the Company elected to pay the amount due under Term Note B using shares of its common stock and, as a result, issued 5.9 million shares in satisfaction of the amount due.

On December 28, 2009, the Company provided Asola with written notice that it was exercising its right to increase its ownership interest to 32.66% in exchange for payment of 0.1 million euro (see Note 5). The Company is currently evaluating the impact such exercise may have on certain material contracts to which Asola is a party and has reserved its right to withdraw the exercise until its evaluation is complete.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 14, 2010, the Company and Fisker Automotive executed a letter of intent which sets forth the terms of a definitive supply agreement pursuant to which the Company would be the exclusive supplier of key sub-systems and control systems of its Q-Drive powertrain system and would receive a royalty for each Fisker Karma vehicle sold that incorporates the Company’s Q-Drive technology.

On January 15, 2010, Fisker Automotive announced that it had completed an equity raise in the amount of $115 million. In connection with the equity raise and the Company’s desire to transition into a role as an independent supplier of key sub-systems to Fisker Automotive, the Company agreed to relinquish one of its two seats on Fisker Automotive’s board of directors. The Company’s Chief Executive Officer is serving as the Company’s representative. The Company has agreed to relinquish its remaining board seat if, and when, an independent nominee is elected to serve on Fisker Automotive’s board.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts of the Company’s continuing operations are as follows:

Account Description	Balance at Beginning of Year	Additions Charged (Credited) to Costs and Expenses	Deductions and Other Adjustments	Balance at End of Year
Allowance for doubtful accounts for the year ended:
April 30, 2007	$144,288	$40,944	$(506)	$184,726
April 30, 2008	184,726	643,178	(220,943)	606,961
April 30, 2009	606,961	(80,922)	(81,436)	444,603

Provision for obsolescence reserve for the year ended:
April 30, 2007	$1,342,956	$362,404	$—	$1,705,360
April 30, 2008	1,705,360	186,318	(836,130)	1,055,548
April 30, 2009	1,055,548	1,294,645	(84,925)	2,265,268

Warranty reserve for the year ended:
April 30, 2007	$363,963	$119,342	$(16,932)	$466,373
April 30, 2008	466,373	603,216	(403,983)	665,606
April 30, 2009	665,606	(22,823)	(419,290)	223,493

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2010

/S/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	January 25, 2010

/S/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	January 25, 2010

/S/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	January 25, 2010

/S/ DAVID M. MAZAIKA David M. Mazaika	Chief Operating Officer	January 25, 2010

/S/ BRIAN A. RUNKEL Brian A. Runkel	Director	January 25, 2010

/S/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	January 25, 2010

/S/ CARL E. SHEFFER Carl E. Sheffer	Director	January 25, 2010

/S/ THOMAS J. TYSON Thomas J. Tyson	Director	January 25, 2010

/S/ PAUL GRUTZNER Paul Grutzner	Director	January 25, 2010