Form 10-Q
period 2009-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2010-02-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of January 29, 2010:

144,987,490 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	July 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,621,215	$1,503,189
Accounts receivable from affiliate	2,430,093	4,105,317
Accounts receivable from non-affiliates, net	2,891,825	2,302,834
Inventories, net	3,050,953	2,687,331
Prepaids and other current assets	782,001	804,186

Total current assets	11,776,087	11,402,857

Property and equipment, net	6,880,130	6,713,282
Investment in and advances to affiliate	5,534,740	5,739,444
Goodwill	30,400,000	30,400,000
Prepayments to affiliate	4,845,400	5,104,300
Deposits and other assets	446,447	410,106

Total assets	$59,882,804	$59,769,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,408,330	$4,367,498
Accrued payroll obligations	1,263,816	1,112,452
Deferred revenue from non-affiliates	299,187	495,055
Accrued warranties	223,493	202,926
Derivative instruments	15,198,000	22,409,000
Other accrued liabilities	1,690,007	1,560,970
Current maturities of long-term debt	14,127,337	15,969,008

Total current liabilities	36,210,170	46,116,909

Long-term debt, net of current maturities	18,540,330	15,070,951
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2009 and July 31, 2009	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2009 and July 31, 2009	1,000	1,000

Common stock, $.001 par value; 248,000,000 shares authorized; 97,627,955 issued and outstanding at April 30, 2009 and 104,598,889 issued and outstanding at July 31, 2009	97,628	104,599
Additional paid-in-capital	331,521,501	336,872,917
Accumulated deficit	(325,722,239)	(337,986,405)
Accumulated other comprehensive loss	(765,586)	(409,982)

Total stockholders’ equity (deficit)	5,132,304	(1,417,871)

Total liabilities and stockholders’ equity (deficit)	$59,882,804	$59,769,989

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2008	2009
Revenue:
Net product sales	$213,713	$187,391
Contract revenue from affiliate	784,293	1,960,937
Contract revenue from non-affiliates	2,732,684	945,378

Total revenue	3,730,690	3,093,706

Costs and expenses:
Cost of product sales	653,708	266,610
Research and development	4,619,442	3,795,457
Selling, general and administrative	4,247,440	3,582,626
Amortization of intangible asset	414,944	—

Total costs and expenses	9,935,534	7,644,693

Operating loss	(6,204,844)	(4,550,987)

Interest expense, net	(926,585)	(690,434)
Fair value adjustments of derivative instruments	(4,642,000)	38,000
Loss on modification of derivative instruments	(23,834,000)	(6,969,000)
Loss on settlement of debt and derivative instruments, net	(3,339,000)	(194,219)
Equity in earnings (losses) of affiliates, net	(60,750)	108,000
Other expense, net	(249)	(4,485)

Loss before income taxes	(39,007,428)	(12,263,125)

Income tax expense	(400)	(1,041)

Net loss	$(39,007,828)	$(12,264,166)

Net loss per share data—basic and diluted	$(0.49)	$(0.12)

Number of shares used in per share calculation—basic and diluted	79,941,645	104,762,669

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(39,007,828)	$(12,264,166)

Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	936,077	355,040
Share-based compensation charges	577,104	301,175
Fair value adjustments of derivative instruments	4,642,000	(38,000)
Loss on modification of derivative instruments	23,834,000	6,969,000
Loss on settlement of debt and derivative instruments	3,339,000	194,219
Provision for inventory obsolesence	123,642	132,682
Other non-cash items	219,925	181,594
Changes in operating assets and liabilities:
Accounts receivable	4,119,205	(1,086,233)
Prepayments to affiliate	(1,598,800)	—
Inventories	(247,993)	230,940
Other assets	251,067	(22,185)
Accounts payable	(746,746)	959,168
Deferred revenue and other accrued liabilities	2,126,428	173,835

Net cash used in operating activities	(1,432,919)	(3,912,931)

Cash flows from investing activities:
Purchases of property and equipment	(1,498,303)	(188,192)
Investment in and advances to affiliates	(2,166,750)	—

Net cash used in investing activities	(3,665,053)	(188,192)

Cash flows from financing activities:
Borrowings on notes and other obligations	7,500,000	3,000,000
Payments on notes and other obligations	(14,420)	(10,389)
Proceeds from exercise of warrants and options	600,000	—
Other	—	(6,514)

Net cash provided by financing activities	8,085,580	2,983,097

Net increase (decrease) in cash and cash equivalents	2,987,608	(1,118,026)
Cash and cash equivalents at beginning of period	6,023,715	2,621,215

Cash and cash equivalents at end of period	$9,011,323	$1,503,189

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2009

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

The Company’s portfolio of technologies include advanced lithium-ion battery control systems, electronic controls, hybrid electric drive and control systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in hybrid electric, fuel cell and other alternative fuel vehicles.

The Company was incorporated in the state of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). The Company spun off from IMPCO and became a separate company on July 23, 2002.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and its majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

On August 27, 2008, start-up activities were initiated in Quantum Solar, a solar panel distribution and manufacturing operation in Irvine, California. The Company currently owns 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of the Company’s affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola). On October 30, 2009, the Company executed a non-binding letter of intent to transfer a 34% ownership interest in Quantum Solar to an investor for $20 million, the proceeds of which are to be used exclusively for the future operations of Quantum Solar (the “Quantum Solar LOI”). If and when that transaction closes, the Company’s ownership percentage will be reduced to 51%. If the Company successfully completes the transaction contemplated under the non-binding letter of intent, it anticipates that Quantum Solar will begin manufacturing solar panels in calendar 2010.

The Company also holds ownership interests in certain unconsolidated affiliates that are accounted for under the equity method of accounting. These interests include: (i) on January 4, 2008, the Company acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, (ii) on August 7, 2007, the Company co-founded Fisker Automotive, Inc. (Fisker Automotive), a joint venture based in Irvine, California, with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles, and (iii) on March 24, 2006, the Company obtained an ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia, that was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. See further discussion of investments in affiliates at Note 4.

These condensed consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to fiscal year 2009 to conform to the fiscal year 2010 presentation.

In preparing the consolidated financial statements, the Company has evaluated subsequent events through February 11, 2010. Subsequent events are events that occur after the balance sheet date but before the condensed consolidated financial statements are issued or are available to be issued.

Capital Resources

On July 10, 2009, the Company and its lender agreed to a series of modifications to its credit facilities and incremental borrowings that are discussed in more detail in Note 6. In connection with the modifications, the amount of outstanding principal and unpaid interest on Term Note A of $6.6 million was replaced with a new convertible note in that amount issued to the lender (referred to as “Convertible Note II”) and the Company received an additional $3.0 million in proceeds in exchange for a new convertible note issued to the lender (referred to as “Convertible Note III”).

On September 4, 2009, the Company completed a private placement transaction that yielded cumulative gross proceeds of $12.3 million ($3.9 million received in the first round completed on August 3, 2009 and $8.4 million received in the second round) from the sale of 20.1 million shares of its common stock at a price of $0.61 per share. The investors and placement agent also received warrants in connection with the transaction. The net amount raised by the Company from the transactions, after deducting placement agent fees and offering expenses, was approximately $10.7 million.

Liquidity

The Company’s principal sources of liquidity amount to $22.2 million, consisting of $1.5 million of cash and cash equivalents at July 31, 2009, $10.7 million in net proceeds obtained in the private placement transaction that was completed on September 4, 2009, and $10.0 million of committed funding from the Company’s lender (see Note 6) that is available to be drawn on through March 31, 2011.

As discussed further in Notes 6 and 15, the Company had $30.9 million of outstanding principal and interest balances on debt instruments with its lender as of July 31, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of the Company’s common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside the control of the Company and, as such, require the Company to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that the Company potentially defaults on certain provisions contained within the debt instruments. As such, the Company’s debt obligations with its lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of the liabilities is not expected to require cash or other working capital within that period. Further, Accounting Standards (ASC) Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at July 31, 2009, amounting to $15.1 million, was settled in shares of the Company’s common stock subsequent to the fiscal 2010 first quarter end. As a result, the Company has classified the portion of its debt settled in shares after the balance sheet date as a non-current liability at July 31, 2009 and the remaining principal amounts owed to the lender of $15.8 million, in addition to the fair value of the derivative instruments associated with the debt of $10.2 million, as current liabilities on the Consolidated Balance Sheet at July 31, 2009. The Company also has derivative instruments associated with warrant contracts with a fair value of $12.2 million at July 31, 2009 that it classifies as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

For purposes of liquidity disclosures, the Company assesses the likelihood that it has sufficient available working capital and other principal sources of liquidity to fund its operating activities and obligations as they become due and the likelihood that it will be able to maintain compliance with the required provisions contained within its debt instruments. Even though the Company has classified a total of $38.4 million of debt obligations and derivative instrument liabilities as current liabilities at July 31, 2009, the Company does not anticipate that it will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to at least July 31, 2010. The Company also expects to be able to maintain compliance with the provisions of its debt instruments through at least July 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The Company has incurred recurring operating losses and negative cash flows from its operating activities. The Company has used $16.9 million and $3.9 million in cash for its operating activities during the twelve-month period of fiscal 2009 and the first three months of fiscal 2010, respectively. From its inception through July 31, 2009, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its current lender. The Company’s historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund its operations.

Although the Company’s current operating plan anticipates increased revenues and improved profit margins over the next two years, it has experienced a decline in revenues during the first three quarters of fiscal 2010 that has required the Company to continue to use a significant amount of cash in its operations and anticipates to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, the Company believes that its available working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least July 31, 2010. To meet these funding requirements, the Company will have to draw down on some or all of the unconditional commitment from its lender or alternatively raise additional capital through public or private offerings of equity or debt securities.

Although the Company believes it has sufficient available capital to cover its existing operations and obligations through at least July 31, 2010, it will need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete its planned $12 million solar module manufacturing operation in Irvine, California and it will need to raise additional capital to further develop the next generation of its Q-Drive hybrid electric propulsion system. The Company anticipates that it will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, the Company cannot provide any assurances that it will be able to secure additional funding on terms acceptable to it, if at all. In addition, the Company will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability of the Company to achieve its current operating plan or raise capital to cover any shortfall would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If the Company is unable to secure the additional funding it needs, it may need to curtail its operations or take other actions in order to continue to operate as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the level of liquidity needed through July 31, 2010, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

Revenue Recognition

The Company generally manufactures products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectibility is reasonably assured. The Company includes the costs of shipping and handling, when incurred, in cost of goods sold.

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method in accordance with ASC Topic No. 605, “Revenue Recognition” (ASC 605). Generally, the Company estimates percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, the Company believes it can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. The Company’s estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

In certain circumstances, customers pay one price for multiple products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with ASC 605. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values.

Recent Accounting Pronouncements Adopted

Effective May 1, 2009, the Company adopted the FASB guidance FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance established the Codification, which officially launched on July 1, 2009, to serve as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes.

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 805, “Business Combinations” (ASC 805). ASC 805 retains the fundamental requirements of prior accounting guidance that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. ASC 805 expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. ASC 805 also increases the disclosure requirements for business combinations in the financial statements. The adoption of ASC 805 did not have a material impact on the Company’s financial position or results of operations.

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of ASC 810 did not have a material impact on the Company’s financial position or results of operations.

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 470, “Debt” (ASC 470). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result of the embedded multiplier feature, share settlement provisions and the below market interest rate structure, the Company considers Term Note B (see Note 6) to be a convertible debt instrument in applying applicable accounting guidance. The Company may settle this instrument in cash or shares and is therefore within the scope of ASC 470. However, due to the possibility of a net cash settlement to satisfy the value of the principal multiplier feature, the embedded feature was already classified as a liability and measured at fair value under the guidance of ASC 815 (discussed below). The adoption of AS 470 did not have a material impact on this debt instrument or the Company’s financial position or results of operations.

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The remaining outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby the Company may have to pay cash upon settlement and it is outside the Company’s control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. The adoption of the new guidance under ASC 815 therefore, did not impact the accounting treatment of the October 2006 and August 2008 warrants. The fair value of the derivative liabilities associated with warrants as of July 31, 2009 and the changes in fair value of the derivatives during the first quarter of fiscal 2010 are disclosed in Note 7.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Recent Accounting Pronouncements Issued

In September 2009, the FASB reached a consensus on Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE) or ii) third-party evidence (TPE), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. Early adoption is permitted. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Based on the current nature of its operations, the Company does not expect the adoption of this requirement will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this statement beginning in the third quarter of fiscal 2010. Based on the current nature of its operations, the Company does not expect the adoption of this requirement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC No. 810-10-05, which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC No. 810-10-05 is effective for annual periods beginning after November 15, 2009. Based on the current nature of its operations, the Company does not expect the adoption of this requirement will have a material impact on its consolidated financial statements.

2) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2009	July 31, 2009
Customer accounts billed	$3,468,363	$4,451,780
Customer accounts unbilled	2,298,158	2,435,585
Allowance for doubtful accounts	(444,603)	(479,214)

Accounts receivable, net	5,321,918	6,408,151

Less: accounts receivable from affiliate	(2,430,093)	(4,105,317)

Accounts receivable from non-affiliates, net	$2,891,825	$2,302,834

The portion of accounts receivable that is due from affiliate is associated with billed and unbilled amounts due from Fisker Automotive. The Company assesses the collectibility of receivables associated with its customers on an ongoing basis.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

3) Inventories

Inventories consist of the following:

	April 30, 2009	July 31, 2009
Materials and parts	$4,341,370	$4,272,925
Work-in-process	1,032	1,094
Finished goods	973,819	811,262

	5,316,221	5,085,281
Less: provision for obsolescence	(2,265,268)	(2,397,950)

Inventories, net	$3,050,953	$2,687,331

During the first quarter of fiscal 2010, the Company increased its provision for obsolescence reserves associated with specific hydrogen fuel system component parts and materials as it expects that future sales to General Motors and other OEMs of its automotive fuel system products utilizing hydrogen components will continue to be negatively impacted as a result of the current unfavorable economic conditions being experienced in the automotive industry.

4) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s direct ownership interest to 21.5% at April 30, 2009 and to 1.5%, on a fully diluted basis, at January 15, 2010 (see Note 14).

Fisker Automotive’s first scheduled production intent vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates Quantum’s plug-in hybrid electric vehicle architecture known as “Q-Drive,” is expected to have initial deliveries beginning near the end of calendar year 2010.

The Company accounts for its equity interest in Fisker Automotive under the equity method of accounting. Due to the temporary nature of its majority interest in Fisker Automotive, the Company also accounted for its initial equity interest in Fisker Automotive under the equity method. Although Fisker Automotive is a variable interest entity as defined by ASC 810, the Company is not the primary beneficiary as defined by ASC 810 as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by Fisker Automotive.

Fisker Automotive has an accumulated deficit since inception through July 31, 2009 as a result of funding the design and development activities for its vehicle platforms. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2009 and July 31, 2009 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the three month period ended July 31, 2008 and 2009.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The Company has received $13.7 million in cash from Fisker Automotive and has recognized $17.8 million in cumulative contract revenue through July 31, 2009 of which $2.0 million was recognized during the first quarter of fiscal 2010. Revenue recognized in excess of billings of $0.5 million as of July 31, 2009 is disclosed as “Customer accounts unbilled” in Note 2 and classified as part of “Accounts receivable from affiliate” on the accompanying consolidated balance sheet.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 megawatts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture was established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro (see Note 14). The Company accounts for its equity interest in Asola under the equity method of accounting.

The conversion rate of one euro to one U.S. dollar was 1.33 to 1 as of April 30, 2009 and 1.41 to 1 as of July 31, 2009. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with ASC Topic No. 323 “Investments – Equity Method and Joint Ventures” (ASC 323). Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by ASC 810 “Consolidation.”

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above. In August 2008, the Company satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar Energy, Inc. to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

The Company’s equity in net earnings of Asola was US$0.1 million for the three month periods ended July 31, 2009.

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

On July 17, 2008 and September 26, 2008, the Company made additional prepayments of 1.0 million euro (US$1.6 million) and 1.5 million euro (US$2.2 million), respectively, to Asola in connection with the Supply Agreement. Through January 31, 2010, the Company had not purchased any solar cells under the Asola Arrangement and was still obligated to provide an additional 1.5 million Euros to Asola to satisfy its share of the prepayment requirement that was scheduled to be remitted by September 1, 2009. Asola has not initiated or threatened to take any action against the Company in connection with the Company’s obligations to Asola under the Asola Arrangement in light of Asola’s extensive dialogue with its cell supplier over the course of calendar 2009 that remains unresolved and is discussed further below.

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 Euros per watt.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that the Company anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” the Company may have to record a charge in the future equal to the sum of its prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, the Company currently believes that the range of a potential charge that it could be required to recognize would be limited to approximately $10.0 million, which amount represents the total of all solar cell prepayments and other advances made by the Company to Asola, plus the Company’s net investment in Asola at July 31, 2009.

Although the Company does not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the legal matter discussed above is resolved, the Company’s unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in Euros and in U.S dollars based on the currency exchange rate as of July 31, 2009) is as follows:

	Euros:	US Dollars:

Two months ended December 2009	€5,765,000	$8,151,000
Twelve months ended December 2010	8,110,000	11,466,000
Twelve months ended December 2011	15,720,000	22,225,000
Twelve months ended December 2012	15,220,000	21,518,000
Twelve months ended December 2013	14,620,000	20,670,000
Twelve months ended December 2014	13,920,000	19,680,000
Thereafter	39,955,000	56,488,000

Total	€113,310,000	$160,198,000

The Company provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola to meet its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by Asola’s majority shareholder, ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar Energy, Inc. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and matures upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although the Company considers the outstanding balance of the loan of $2.2 million to be fully collectible, the Company anticipates that Asola will not be able to repay the loan by the stated maturity date. Accordingly, the loan is reported in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2009 and July 31, 2009.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize advances it provides to Asola, the impacts of foreign currency translation and its share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the period beginning with the acquisition of the initial ownership stake on January 4, 2008 through July 31, 2009 is as follows:

U.S. Dollars:

Investment In and Advances to Affiliate:
Balance at April 30, 2009	$5,534,740
Foreign currency translation	96,704
Equity in earnings for the three months ended July 31, 2009	108,000

Balance at July 31, 2009	$5,739,444

Advanced Lithium Power

On March 24, 2006, the Company obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. The Company’s direct ownership interest in ALP as of April 30, 2009 was 12.6%. ALP is currently undergoing a corporate restructuring and recapitalization. The Company anticipates that upon completion of the restructuring and recapitalization, the Company’s ownership percentage will be approximately 16.0% on a fully diluted basis.

ALP will need to raise substantial additional capital in order to complete battery and control systems development, testing, and tooling before it can expand its production capabilities and reach profitability, which will further reduce the Company’s ownership percentage in the venture.

The Company accounts for its equity stake in ALP under the equity method of accounting. Although ALP is a variable interest entity as defined by ASC 810, the Company is not the primary beneficiary as defined by ASC 810 as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at both April 30, 2009 and July 31, 2009 was zero.

The Company has sourced certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. Included in current assets at both April 30, 2009 and July 31, 2009 on the accompanying consolidated balance sheets was $0.9 million in payments made by the Company for products and services not yet received from ALP.

5) Goodwill and Other Long-lived Assets

The Company’s goodwill of its continuing operations for the periods presented is all recorded in the Quantum Fuel Systems (QFS) reporting segment. Goodwill is not subject to amortization. There was no change in the carrying value of goodwill of its continuing operations during the three month period ended July 31, 2009.

The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values of goodwill or other long-lived assets as of July 31, 2009.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

6) Long-term Debt

Long-term debt consists of the following:

	April 30, 2009	July 31, 2009

Convertible Note I: $6,765,279 principal and $255,977 accrued interest in April 2009; $7,153,409 principal and $67,614 accrued interest in July 2009	$7,021,256	$7,221,023
Convertible Note II: $6,639,058 principal and $46,019 accrued interest in July 2009	—	6,685,077
Convertible Note III: $3,000,000 principal and $20,795 accrued interest, less discount of $267,310 in July 2009	—	2,753,485
Term Note A	7,600,000	—
Term Note B	10,000,000	10,000,000
Term Note C	7,877,930	4,222,282
Other obligations	168,481	158,092

Long-term debt, current and non-current	32,667,667	31,039,959
Less current portion	(14,127,337)	(15,969,008)

Long-term debt, non-current	$18,540,330	$15,070,951

Convertible Note I

At April 30, 2009, the significant contractual terms of Convertible Note I were as follows: (i) annual interest rate of 11.5%, consisting of a required minimum payment-in-kind (PIK) of 5.0% and a cash or PIK option of 6.5%, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal cannot be prepaid in part or whole by the Company without consent of the holder, (iii) scheduled maturity date of August 1, 2009, (iv) holder had the right to extend the scheduled maturity date, subject to proper notice by May 15, 2009, for an additional three years (if exercised, the required minimum PIK would have been thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%), (v) outstanding principal under the note convertible into shares of the Company’s common stock at a fixed conversion price of $1.35 per share at any time until maturity at the option of the holder, and (vi) for conversions prior to the maturity date, additional shares to be provided to the holder pursuant to a “Make- Whole Amount” provision, a feature available to the holder as an incentive to convert all or part of the balance due under the note prior to its maturity.

The contractual provisions of Convertible Note I, dating back to its original issuance on January 16, 2008, also require the Company to (1) cause the shares delivered upon conversion of principal due under the Convertible Note I to be duly listed for trading on the Nasdaq Global Market (or any successor trading market) concurrently with the issuance of such shares and (2) ensure that the holder may resell such shares pursuant to Rule 144 of the Securities Act (subject to any applicable holding period). The Company determined that compliance with these contractual requirements is not within its control. Therefore, under ASC 815, the Company must assume net cash settlement could be required to satisfy the value of the conversion feature as the Company may not be in compliance with the provisions at the time of conversion by the holder. As a result, the embedded conversion feature is bifurcated by the Company, classified as a derivative liability measured at fair value, and the liability is marked to market each period in accordance with the provisions of ASC 815, with changes in fair value being recognized in the respective period’s statement of operations (see Note 7).

On July 10, 2009, Convertible Note I was amended in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender. The significant amendments were: (i) the conversion price was reset from $1.35 to $0.71 per share; (ii) the “Make-Whole Amount” provision was eliminated, (iii) the scheduled maturity date was extended from August 1, 2009 to August 31, 2010; and (iv) the holder of Convertible Note I was given the right to extend the scheduled maturity date (the similar right in the existing note had expired in May 2009) for an additional three years. If exercised, the required minimum PIK is thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%.

The modifications executed on July 10, 2009 immediately increased the value of the embedded derivative feature under Convertible Note I by $3.1 million which the Company recognized as a loss on modification of derivative instruments during the first quarter of fiscal 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The Company determined that the amendments to Convertible Note I on July 10, 2009 in combination with modifications to other debt instruments that were negotiated together, were not substantial and did not represent an implied exchange of debt instruments as prescribed in ASC 470. For purposes of this analysis, the Company excluded the impact that the modifications had on the embedded features accounted for as derivative instruments under the guidance of ASC 470 as the change in fair value of the derivative instruments resulting from the modifications was immediately recognized as a loss on modification of derivative instruments in accordance with ASC 815.

On September 23, 2009 and October 13, 2009, the holder converted a total of $1.5 million of principal which the Company satisfied with the issuance to the holder of 2.2 million shares.

On November 24, 2009, Convertible Note I was amended to change the maturity date from August 31, 2010 to March 31, 2011 (see Note 14).

Term Note A / Convertible Note II

At April 30, 2009, the significant contractual terms of Term Note A were as follows: (i) fixed interest rate of 18.0% payable monthly in arrears, (ii) scheduled maturity date of February 28, 2010, (iii) principal installment payments of $4.3 million due on May 15, 2009 and monthly installments of $0.4 million, beginning on June 15, 2009 and thereafter, until the balance was paid in full, (iv) the Company had the right to prepay all or part of the principal without penalty and had the option to repay the scheduled principal amounts or prepayments in cash or with shares of its common stock, subject to certain conditions, and (v) the Company had the right to defer scheduled payments for up to two months, subject to certain conditions.

Although the Company had the ability and the right to make any prepayments of principal or satisfy any scheduled principal installments in shares under Term Note A, the Company and its lender agreed to defer the scheduled May 15, 2009 principal installment payment and agreed to retime the scheduled installment payments and reduce the stated interest rate from 18.0% to 9.0%. Pursuant to an amendment executed on May 27, 2009, principal installments were revised to require monthly payments of $1.0 million effective beginning on June 15, 2009 and thereafter, until the balance was paid in full and the change in the stated interest rate was made effective as of May 20, 2009. In addition, the Company’s right to prepay the note in shares was revised to thereafter require that any prepayments could only be made in cash and the Company’s existing right to defer scheduled installment payments for up to two months was eliminated.

On June 15, 2009 the Company issued 1.5 million shares in satisfaction of a required payment of $1.1 million (which included $0.1 million of accrued interest).

On July 10, 2009 the outstanding principal balance and unpaid interest under Term Note A, amounting to $6.6 million, was reduced to zero and replaced in that same amount with a new debt instrument referred to as Convertible Note II. The stated terms of Convertible Note II are identical to the terms of Convertible Note I, as amended on July 10, 2009 and November 24, 2009. The replacement of the remaining balance on Term Note A with a new convertible note was executed in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender.

Consistent with the treatment of the embedded conversion feature under Convertible Note I, the embedded conversion feature under Convertible Note II was bifurcated and classified as a derivative liability upon the issuance of the note. The fair value of the derivative liability upon issuance, amounting to $2.9 million, was recognized by the Company as a loss on modification of derivative instruments during the first quarter of fiscal 2010.

Convertible Note III

On July 10, 2009, in connection with debt modifications to other existing debt instruments, the Company issued a new convertible note (Convertible Note III) to its lender and received proceeds of $3.0 million. The stated terms of Convertible Note III are identical to the terms of Convertible Note I, as amended on July 10, 2009 and November 24, 2009, except that the maturity date would have moved up to October 1, 2009 from August 31, 2010 if the Company was unable to raise at least $5.0 million in an equity offering of its shares prior to October 1, 2009. The Company satisfied this requirement with the private placement transaction completed on September 4, 2009 (see Note 1) in which proceeds from the transaction exceeded this required amount.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Consistent with the treatment of the embedded conversion features under Convertible Notes I and II, the embedded conversion feature under Convertible Note III was bifurcated and classified as a derivative liability upon the issuance of the note. The fair value of the derivative liability upon issuance, amounting to $1.0 million (net of the implied discount on the host debt instrument of $0.3 million), was recognized by the Company as a loss on modification of derivative instruments during the first quarter of fiscal 2010.

Term Note B

At April 30, 2009, the significant contractual terms of Term Note B were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) can be repaid in cash or shares at the option of the Company, subject to certain conditions, including that the Company’s share price must be at least $0.50 for five consecutive business days prior to the payment date (iv) the note has no scheduled principal amortization payments before maturity; however, the lender with proper notice has the option to demand all or part of the principal amount due under the note beginning on January 16, 2010, and (v) the Company has the right to make prepayments under the note beginning on January 17, 2010 (the “First Call Date”).

When demand for payment or a prepayment is made, the principal amount that is due and payable is equal to the principal amount so demanded multiplied by the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the volume weighted average price (VWAP) for the Company’s common stock for the five business days immediately prior to the repayment date and (y) $3.50. The minimum amount of principal that is payable through the maturity date under the multiplier is $10.0 million and the maximum amount of principal that is payable under the multiplier is $52.5 million.

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

Term Note B contains a contract provision that was effective upon its issuance that requires the Company to deliver shares that may be resold pursuant to Rule 144 of the Securities Act (subject to any applicable holding period), if the Company elects to make the payment of the multiplier amount feature contained within the note using shares of its common stock. The Company determined that compliance with this contractual requirement is not within its control. Therefore, under ASC 815, although the Company has the option to make principal payments in shares of its common stock, the Company must assume net cash settlement could be required to satisfy the value of the principal multiplier feature as the Company may not be in compliance with the share settlement provision at the time of repayment. As a result, the embedded principal multiplier feature is bifurcated, classified as a derivative liability measured at fair value, and the liability is marked to market each period in accordance with the provisions of ASC 815, with changes in fair value being recognized in the respective period’s statement of operations (see Note 7).

On July 10, 2009, Term Note B was further amended in connection with debt modifications to other existing debt instruments with the Company’s lender and additional financing received from the lender. The significant amendments were: (i) the requirement that was present upon issuance that the Company’s share price be at least $0.50 for five consecutive business days prior to the payment date in order for the Company to have the right to issue shares in satisfaction of principal payments was changed to eliminate that minimum share price requirement for any demand payments prior to January 16, 2012, (ii) the Company’s First Call Date option to make prepayments under the note was changed from January 17, 2010 to January 16, 2012 and (iii) the Company’s option to make prepayments in shares was limited to $2.0 million in any ten business day period whereas there was no limit on share prepayments after the First Call Date prior to this most recent amendment.

The Company determined that the amendments to Term Note B on July 10, 2009 were not substantial and did not represent an implied exchange of debt instruments that would require extinguishment accounting on the modification date.

On November 24, 2009, the Company paid down $3.9 million of the principal under Term Note B in shares of its common stock (see Note 14).

Term Note C

At April 30, 2009, the significant contractual terms of Term Note C were as follows: (i) fixed interest of 9.0% per annum, payable monthly in arrears, in cash or PIK at the option of the Company, (ii) monthly principal installments of $1.25 million beginning on June 1, 2009 and thereafter, until the balance was paid in full, (iii) the Company had the right to defer scheduled payments for up to two months, subject to certain conditions, and (iv) the Company had the option to repay the scheduled principal reductions with shares of its common stock, subject to certain conditions, and the value of the shares delivered was determined based on the lower of: (a) 95% of the VWAP of the Company’s stock for the five business days prior to the payment date or (b) the closing share price on the day immediately preceding the payment due date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The note was fully repaid in shares of the Company’s common stock in three installments as follows: (i) 5.5 million shares were issued on May 1, 2009 in satisfaction of $3.75 million of principal, (ii) 2.0 million shares were issued on October 1, 2009 in satisfaction of $2.5 million of principal, and (iii) 1.6 million shares were issued on November 1, 2009 in satisfaction of $1.8 million of principal (including $0.55 million of unpaid interest added to principal under the Company’s PIK option).

Lender Commitment

On May 30, 2008, the Company secured a $10.0 million unconditional commitment (the “Lender Commitment”) from an affiliate of its lender that allows the Company to draw on the commitment at the Company’s option and also allows the lender to fund the commitment at the lender’s option under certain defined structures.

As of April 30, 2009, the option for either party under the commitment was set to expire on August 31, 2009 and consisted of the following terms: (a) should the Company choose to draw on the Lender Commitment, the lender had the right to make the investment under one of the following three investment structures: (i) receipt of the Company’s common stock at a 25.0% discount to market price with 100.0% warrant coverage at an exercise price equal to market price at the time of funding, (ii) a two year secured convertible note, the conversion price equal to a 10.0% discount to the market price and the coupon on the note equal to 12.0% payable in the Company’s common stock, and (iii) a senior secured straight note that redeems in cash at 120% of face value after one year; (b) in exchange for extending the commitment, the Company granted to the lender an option to make a $10.0 million investment, which, if exercised, would be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date (referred to as the “put” option hereafter). The note under this structure would be convertible into the Company’s common stock at a price equal to the market price.

On July 10, 2009, the commitment was amended. The significant amendments were as follows: (i) the expiration date of the commitment was extended one year from August 31, 2009 to August 31, 2010 and (ii) if the Company exercised its option to borrow, the first of the three options that the lender could structure the note was eliminated and the terms of the other two options were modified.

On August 3, 2009, the commitment was further amended. The significant amendments of the subsequent event were as follows: (i) the Company’s right to exercise its option to borrow up to $10.0 million was restricted in part to only allow the Company to draw upon the commitment up to $2.5 million within any 30 day period. The effect of the modification was that the Company could still borrow up to $10.0 million; however, it would require four draw downs over a three month period to gain the entire proceeds from the commitment, and (ii) the conversion price under the convertible note structures of either the exercise of the borrowing by the Company or a put by the lender, was changed from “market price” to a fixed conversion price of $0.71 per share.

On November 24, 2009, the expiration date of the commitment was amended from August 31, 2010 to March 31, 2011.

To date, neither the lender nor the Company has exercised the option under the amended Lender Commitment. The terms of the commitment, as last amended on November 24, 2009 are as follows: (a) should the Company choose to draw on the commitment, the lender has the right to make the investment as either: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principle at the option of the Company under a PIK provision or (ii) a senior secured straight note that redeems in cash at 130% of face value after one year; (b) the Company may only exercise up to $2.5 million in any 30 day period and is required to provide the lender with a five day notice period of its intent to draw on the commitment; (c) in exchange for extending the commitment, the lender has the “put” option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date and the note under this structure would convert into the Company’s common stock at a fixed conversion price of $0.71 per share.

The Company determined that the written put option, which allows the lender to make a $10.0 million cash payment to the Company in exchange for a debt instrument in the form of a convertible note, is a derivative instrument that should be recognized and marked to market. The Company anticipates that it will recognize charges of approximately $7.6 million in the second quarter of fiscal 2010 in connection with the fair value of the written put option.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Shares in Lieu of Cash in Satisfaction of Principal Obligations

Each of the outstanding debt instruments allow the Company to pay the principal using shares of its common stock, subject to certain conditions specific to each debt instrument and as discussed further above.

The Company has issued shares through November 1, 2009 to its lender in satisfaction of certain required principal obligations under Term Note A and Term Note C based on 95% of the VWAP of the Company’s common stock for the five business days prior to the applicable payment dates pursuant to the terms of the debt instruments. The Company considered Term Note A and Term Note C to be “stock-settleable” instruments in accordance with ASC 480 as both instruments embodied unconditional obligations that the Company could settle by issuing a variable number of its shares and the value of the obligation was based on a fixed monetary amount that was known at inception. The Company performed a separate calculation each time it made a payment in shares under the term notes to determine whether the fair value of the shares provided exceeded the carrying value of the principal extinguished. To the extent that there was a difference, the Company recorded the amount immediately as a gain or loss on extinguishment of debt in accordance with ASC 470 and the corresponding offset was recorded as additional paid-in-capital for the issued shares. The differences that were required to be recorded in the Company’s first quarter of fiscal 2010 for the shares, representing a net loss on settlement of the debt of $0.2 million, is included as part of the loss on settlement of debt and derivative instruments on the condensed consolidated statement of operations.

Collateral and Covenants

The Company’s obligations under the debt instruments with it lender are secured by substantially all its assets. The Company was in compliance with all material covenants and other requirements of the debt instruments with its lender as of July 31, 2009.

Debt Maturities

On November 24, 2009, the Company and its lender agreed to certain further modifications to its credit facilities that are discussed above and in Note 14.

The table below shows scheduled maturities of the Company’s long-term debt for each of the next five year periods ending July 31. For disclosure purposes, the modifications executed on November 24, 2009 have been factored in. In addition, although the lender has the option to extend the scheduled maturity dates by three years on the amended Convertible Notes (I, II, and III), for purposes of this disclosure, the Company has used the scheduled maturity dates of March 31, 2011 for these three notes:

Maturities of Long-Term Debt
July 31:
2010	$14,270,943
2011	16,714,097
2012	32,840
2013	18,866
2014	3,213
Thereafter	—

$31,039,959

7) Derivative Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with ASC Topic No. 820 “Fair Value Measurements and Disclosures” (ASC 820), which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. ASC 820 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques are consistent with generally accepted valuation methodologies. The hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:

Level 1: Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

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

The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis, which consist of certain embedded features contained within its debt instruments (see Note 6) and certain warrant contracts (see Note 9). The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of April 30, 2009 and July 31, 2009 are as follows:

	As of April 30, 2009	As of July 31, 2009

Derivative instruments classified as current:
Embedded conversion features under convertible notes	$305,000	$7,413,000
Embedded principal multiplier feature under Term Note B	3,493,000	2,769,000
Warrant contracts issued in October 2006	4,395,000	4,893,000
Warrant contracts issued in June 2007	3,630,000	3,903,000
Warrant contracts issued in August 2008	3,375,000	3,431,000

	$15,198,000	$22,409,000

The Company determines the fair values of the embedded derivative features under the three convertible notes and Term Note B primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of the Company’s common stock on the dates of measurement and the estimated discount rates and annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments.

The derivative liabilities associated with the convertible notes represent the fair value of the notional amount of the embedded conversion features as of the assessment date, which is less than the overall fair values of the embedded conversion features. The notional amount equals the outstanding principal, including accrued interest that had been added to the principal balances as of the assessment date under the terms of the instruments’ PIK provisions. Although the stated terms of the instruments require that a minimum portion of all future interest cost must be added to the principal under the PIK provisions (thereby increasing the overall value of the conversion features), under ASC 815, a derivative instrument must have an existing notional amount to be considered a derivative. As such, the additional fair value of the minimum future interest PIK provisions is not considered in valuing the derivatives until the PIK is actually added to the outstanding principal balances.

The Company determines the fair values of the derivative instrument liabilities associated with warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the warrants based on complex mathematical formulas that assume that returns on the Company’s underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. The Company uses the Black-Scholes model to calculate the value of the June 2007 Warrants. For other warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), the Company utilizes the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the warrants. These random price paths are then averaged to determine the value of the warrants as of the reporting period date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The following table summarizes the changes in the fair value during the three month period ended July 31, 2009 for the derivative instrument liabilities using Level 3 inputs:

	Convertible Notes	Term Note B	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Total

Balance at April 30, 2009	$305,000	$3,493,000	$4,395,000	$3,630,000	$3,375,000	$15,198,000

Origination of derivative instrument in connection with recognition of debt discount	280,000	—	—	—	—	280,000

Origination of derivative instruments in connection with contract modifications recognized in earnings	3,877,000	—	—	—	—	3,877,000

Change to existing derivative instrument in connection with contract modifications recognized in earnings	3,092,000	—	—	—	—	3,092,000

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(141,000)	(724,000)	498,000	273,000	56,000	(38,000)

Transfers in/(out) of Level 3	—	—	—	—	—	—

Balance at July 31, 2009	$7,413,000	$2,769,000	$4,893,000	$3,903,000	$3,431,000	$22,409,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2009 and July 31, 2009 were as follows:

	Convertible Notes	Term Note B	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants

April 30, 2009:
Annual volatility (1)	81.20%	65.30%	70.10%	63.70%	66.80%
Risk-free rate	1.40%	2.40%	2.00%	2.02%	2.40%
Discount rate for cash payments	20.00%	20.00%	N/A	N/A	N/A
Dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
VWAP or closing price of Quantum stock used	$0.72	$0.72	$0.76	$0.72	$0.72
Conversion / exercise price	$1.35	(2)	$1.50	$2.09	$4.00

July 31, 2009:
Annual volatility (1)	77.10%	70.70%	75.20%	71.10%	67.70%
Risk-free rate	2.10%	2.50%	2.53%	2.53%	2.84%
Discount rate for cash payments	20.00%	20.00%	N/A	N/A	N/A
Dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
VWAP or closing price of Quantum stock used	$0.68	$0.68	$0.68	$0.68	$0.68
Conversion / exercise price	$0.71	(2)	$0.68	$2.09	$3.78

(1)	Annual volatility is based on the historical average of the Company’s identified peer group for a period consistent with the remaining term of the contract.
(2)	Under the terms of the embedded principal multiplier feature, the minimum conversion price is $0.67, the maximum conversion price is $3.50, and the Company cannot use shares to settle the principal payments if its share price is less than $0.50 for payments after January 16, 2012.

Fair Value Option

The Company has adopted ASC Topic No. 825 “Financial Instruments” (ASC 825), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option for any of its financial assets or liabilities that were not already measured on a recurring basis under ASC 815. Based on certain qualifying events, the Company may elect to adopt the fair value option in the future for certain financial assets and liabilities.

The Company applies fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and other long-lived assets (see Note 5).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

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

Changes in the Company’s product warranty liability for continuing operations are as follows (in thousands):

Balance at April 30, 2009	$223,493
Warranties issued during the period	—
Adjustments to pre-existing warranties	(1,504)
Settlements made during the period (1)	(19,063)

Balance at July 31, 2009	$202,926

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

9) Stockholders’ Equity

Stock Incentive Plan

The Company has one stock option plan, the 2002 Stock Incentive Plan (the “Plan”), which provides that options to purchase shares of the Company’s common stock and awards of restricted stock may be granted to directors, employees, associates and consultants. Options expire ten years after the date of grant or 30 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. New shares are issued to satisfy stock option exercises under the Plan. Options awarded are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

Share-Based Compensation

The Company has included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	July 31,
	2008	2009
Cost of product sales	$24,967	$5,224
Research and development	42,323	19,938
Selling, general and administrative	509,814	276,013

Total share-based compensation	$577,104	$301,175

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Below is a summary of the options activity under the stock option plan for the three months ended July 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value

Options outstanding at April 30, 2009	4,738,561	$1.29
Granted	—	—
Exercised	—	$—
Forfeited	(96,667)	$0.84
Expired	(41,343)	$1.16

Options outstanding at July 31, 2009	4,600,551	$1.31	6.6	$—

Vested and expected to vest at July 31, 2009	4,136,089	$1.35	6.5	$—

Options exercisable at July 31, 2009	2,865,343	$1.55	5.5	$—

On May 1, 2009, an additional 2,928,839 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At July 31, 2009, there were 8,369,859 shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended July 31,
	2008	2009

Dividend yield	0.0%	n/a
Expected life - years	5.8	n/a
Risk-free interest rate	3.4%	n/a
Expected volatility of common stock	85.1%	n/a

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended July 31,
	2008	2009

Weighted average grant date fair value per share	$1.61	none granted
Intrinsic value of of options exercised	$—	$—
Total fair value of options vested during the period	$577,489	$59,651

Warrants

In connection with a $12.5 million private placement completed on June 29, 2006, investors received warrants to purchase 0.9 million shares of the Company’s common stock at an exercise price of $3.94 per share to the investors (the “June 2006 Warrants”). The warrants can be exercised at any time and expire in June 2011.

In connection with a $10.0 million private placement completed on October 27, 2006, investors received warrants to purchase 2.1 million shares of the Company’s common stock at an initial exercise price of $2.36 per share (the “October 2006 Warrants”). The warrants can be exercised at any time and expire in April 2014.

In connection with a $18.75 million private placement transaction that was completed on June 22, 2007, investors received warrants to purchase 15.0 million shares of common stock at $2.09 per share, which included 2.5 million shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement (the “June 2007 Warrants”). The warrants can be exercised anytime and expire in December 2014.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

In connection with a $19.1 million public offering completed on August 25, 2008, the investor received warrants to purchase 13.5 million shares of the Company’s common stock at an initial exercise price of $4.00 per share (the “August 2008 Warrants”). The warrants can be exercised at any time and expire in August 2015.

In connection with a $12.3 million private placement completed in two rounds that closed on August 3, 2009 (the “August 2009 Warrants”) and September 4, 2009 (the “September 2009 Warrants”), investors received warrants to purchase 2.0 million shares of the Company’s common stock at an exercise price of $0.85 per share to the investors. The warrants can be exercised beginning in February 2010, of which 0.6 million relate to the August 2009 Warrants and expire in August 2014 and 1.4 million relate to the September 2009 Warrants and expire in September 2014. In connection with the transaction, the placement agent also received 1.0 million in warrants to purchase shares of the Company’s common stock at an exercise price of $0.85 per share that can be exercised beginning in March 2010, of which 0.7 million expire in September 2012 and 0.3 million expire in September 2014.

The Company evaluates the warrants provided in connection with each of its private placements or public offerings in accordance with ASC Topic No. 480 “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815 and has concluded that equity classification is appropriate for the June 2006 Warrants due to the fact that these warrants are required to be physically settled in shares of the Company’s common stock and there are no provisions that could require net-cash settlement. The proceeds from the transactions that gave rise to the June 2006 Warrants have been allocated to the stock and the warrants based on their relative fair values. However, the Company aggregates the values for financial reporting purposes as both types of instruments have been classified as permanent equity. The classification as equity for the June 2006 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by the Company that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period in accordance with the provisions of ASC 815, with the changes in fair values being recognized in the respective period’s statement of operations.

The October 2006 Warrants, the June 2007 Warrants and the August 2008 Warrants contain contractual provisions that could potentially require the Company to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change in the Company in the future. Since the contractual provisions that could require the Company to net-cash settle the warrants are not within the Company’s control, equity classification is precluded. As such, the Company considers these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value, and marked to market each period in accordance with the provisions of ASC 815, with the changes in fair values being recognized in the respective period’s statement of operations.

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2009 and July 31, 2009, and a summary of the changes in the fair values of those derivative instruments during the three months ended July 31, 2009 are disclosed in Note 7.

The October 2006 Warrants and the August 2008 Warrants also contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, the Company sells or issues shares of its common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of its common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. The June 2007 private placement triggered a contractual reset of the exercise price of the remaining outstanding October 2006 Warrants to $1.50 per share. The exercise price of the October 2006 Warrants was further reset to $0.68 per share as a result of the issuance of shares to satisfy principal reduction obligations under Term Note C on May 1, 2009 and reset to $0.61 per share in connection with the closing of the first round of the private placement transaction that closed on August 3, 2009. The exercise price of the August 2008 Warrants was reset to $3.78 per share in connection with the incremental borrowings received on July 10, 2009, and reset to $3.59 per share and then to $3.25 per share in connection with the closing of the first and second rounds of the private placement transaction that closed on August 3, 2009 and September 4, 2009, respectively.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Subsequent to the balance sheet date, the Company issued a total of 1.1 million shares in September and October 2009 upon the exercise of 1.9 million warrants on a cashless basis by certain holders of the October 2006 Warrants.

Warrant activity and warrants outstanding for the three month period ended July 31, 2009, reportable in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Instrument
	June 2006 Warrants	October 2006 Warrants	June 2007 Warrants	August 2008 Warrants	Totals

Warrants outstanding at April 30, 2009	880,504	3,380,521	15,000,000	13,500,000	32,761,025
Issued - original number	—		—	—	—
Issued - additional number	—	4,032,901	—	794,312	4,827,213
Exercised	—		—	—	—
Expired	—	—	—	—	—

Warrants outstanding at July 31, 2009	880,504	7,413,422	15,000,000	14,294,312	37,588,238

Exercise Price, as of July 31, 2009	$3.94	$0.68	$2.09	$3.78
Expiration Date	June 2011	April 2014	Dec 2014	Aug 2015

Shares Available

The number of undesignated shares available as of September 4, 2009, after factoring in the private placement completed on September 4, 2009, is as follows:

	Common Stock	Series B Common Stock	Preferred Stock

Shares authorized	248,000,000	2,000,000	20,000,000
Less shares issued and outstanding April 30, 2009	(97,627,955)	(999,969)	—
Less shares issued from April 30, 2009 through September 4, 2009	(27,089,115)	—	—
Less shares designated for issuance under:
Stock options	(4,738,561)	—	—
Warrants	(43,850,149)	—	—
Conversion of principal under convertible notes (1)	(23,651,362)	—	—
Repayment of principal under Term Note B (2)	(15,000,000)	—	—
Repayment of principal under Term Note C (3)	(3,570,563)	—	—
Commitment letter (4)	(14,084,507)

Total shares designated for future issuance	(104,895,142)	—	—

Undesignated shares available	18,387,788	1,000,031	20,000,000

(1)	Represents number of shares upon conversion of $15.3 million of principal outstanding under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Repayment of principal in shares is at Company’s option, subject to certain conditions; represents maximum number of shares issuable when embedded principal multiplier is in effect.
(3)	Represents actual number of shares issued on November 2, 2009 in satisfaction of remaining outstanding balance under the note.
(4)	Represents the maximum possible shares issuable under the $10.0 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Stockholders’ Equity (Deficit) Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity (deficit) for the three months ended July 31, 2009:

	Common Stock Shares	Total Stockholders’ Equity (Deficit)

Balance at April 30, 2009	97,627,955	$5,132,304
Share-based compensation on stock option and restricted stock awards	—	301,175
Issuance of common stock in satisfaction of debt	6,970,934	5,063,726
Foreign currency translation	—	355,604
Other		(6,514)
Net loss	—	(12,264,166)

Balance at July 31, 2009	104,598,889	$(1,417,871)

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended
	July 31,
	2008	2009
Comprehensive loss, net of tax:
Net income (loss), as reported	$(39,007,828)	$(12,264,166)
Currency translation adjustments	—	355,604

Comprehensive loss, net of tax:	$(39,007,828)	$(11,908,562)

10) Business Segment and Geographic Information

Business Segments

The Company classifies its business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Quantum Fuel Systems segment operations primarily consist of design, manufacture and supply of packaged fuel and electric drive and battery system technologies for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell and other alternative fuel vehicles. This segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of its systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications. In addition to product sales, the Quantum Fuel Systems segment generates contract revenue by providing engineering design and support to the OEMs so that its advanced propulsion systems integrate and operate with their hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other government entities, and other strategic alliance partners.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

Geographic Information

The Company’s long-lived assets as of April 30, 2009 and July 31, 2009 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended July 31,
	2008	2009

Total Revenue
Quantum Fuel Systems	$3,731	$3,094
Corporate	—	—

Total	$3,731	$3,094

Operating Loss
Quantum Fuel Systems	$(3,299)	$(1,972)
Corporate	(2,906)	(2,579)

Total	$(6,205)	$(4,551)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$214	$187
Cost of product sales	(654)	(266)

Gross profit (loss)	$(440)	$(79)

Capital Expenditures
Quantum Fuel Systems	$1,498	$188
Corporate	—	—

Total	$1,498	$188

Depreciation
Quantum Fuel Systems	$518	$344
Corporate	3	11

Total	$521	$355

Amortization of Intangibles
Quantum Fuel Systems	$415	$—

Identifiable assets by reporting segment is as follows (in thousands):

	April 30,	July 31,
	2009	2009

Identifiable Assets
Quantum Fuel Systems	$46,404	$44,748
Corporate	13,479	15,022

	$59,883	$59,770

11) Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic No. 260 “Earnings Per Share” (ASC 260). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

(loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company considers common equivalent shares from the exercise of stock options, warrants and convertible debt, in addition to shares potentially issuable in satisfaction of term note obligations, in those instances where the shares are dilutive to net income of the Company, by application of the treasury stock method. The effects of stock options, warrants and convertible debt were anti-dilutive for both periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	July 31,
	2008	2009

Numerator for net loss per share data - to common stockholders:
Basic and diluted	$(39,007,828)	$(12,264,166)

Denominator for net loss per share data - weighted-average shares
Basic and diluted	79,941,645	104,762,669

Basic and diluted loss per share:	$(0.49)	$(0.12)

For the three month period ending July 31, 2009 shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded, in thousands, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Three Months Ended
	July 31,
	2008	2009

Stock options	6,217	4,601
Warrants	19,261	37,588
Convertible notes	13,107	23,651
Term notes	25,349	21,487

	63,934	87,327

12) Income Taxes

Income taxes associated with continuing operations for the three months ended July 31, 2009 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At July 31, 2009, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

13) Commitments and Contingencies

The Company and its affiliates are subject to various legal proceedings and claims which arise out of the normal course of its business. Management and the Company’s legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to the Company in excess of amounts accrued will not materially affect its consolidated financial position, results of operations or cash flows.

14) Subsequent Events

Notes 1 through 13 of the Notes to Condensed Consolidated Financial Statements incorporate disclosures of significant subsequent events that have occurred after the Company’s most recent balance sheet of July 31, 2009 through the date of the Company’s second quarter of fiscal 2010 ended October 31, 2009. Significant events that have occurred after October 31, 2009 and prior to the filing of this Quarterly Report on Form 10-Q for the first quarter of fiscal 2010, are as follows:

On November 2, 2009, the Company delivered 1.6 million shares to its lender, in satisfaction of the remaining $1.8 million of principal due under Term Note C.

On November 24, 2009, the Company entered into a definitive business combination agreement with Schneider Power, Inc. (Schneider Power) under which the Company agreed to acquire all of the outstanding shares of Schneider Power in a stock-for-stock exchange. The purchase price payable by the Company is 0.236 of a common share of the Company for each common share of Schneider Power. The Company will also assume all of Schneider Power’s outstanding warrants. Upon closing of the transaction, the Company expects to issue approximately 16.8 million of its common shares and reserve an additional 2.5 million common shares for issuance upon exercise of the assumed warrants. Schneider Power is an alternative energy company based in Toronto, Ontario, Canada, with a wind and solar power generation development portfolio. The transaction is subject to the approval of at least two-thirds of the common shareholders of Schneider Power, government approvals and various customary terms and conditions. Upon closing, the Company has agreed to appoint an individual nominated by Schneider Power to fill the vacancy on the Company’s Board of Directors. In connection with the definitive business combination agreement, the Company agreed to loan Schneider Power up to $1.0 million to be used exclusively to pay the application fee and application security under Ontario’s feed-in-tariff program. Advances under the loan accrue interest at 10.5% per year and must be repaid on or before November 23, 2010. On November 25, 2009, the Company advanced $0.6 million to Schneider Power under the loan arrangement.

The terms of the Company’s credit facilities with its lender required that the Company obtain the consent of its lender prior to entering into the business combination agreement with Schneider Power. On November 24, 2009, the Company and its lender executed a consent fee arrangement under which the lender agreed to give its consent to the proposed business combination. The consent fee is $3.0 million unless the business combination agreement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid by delivery of a promissory note (the “Consent Fee Note”). The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if the Company’s volume weighted average share price for the five (5) business days immediately preceding the date that a demand or call is made (“VWAP Price”) would be below $0.50 at the time of the demand. The Company may call all or part of the principal amount due at any time after January 16, 2012. The note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter. The principal amount due under the Consent Fee Note is subject to upward adjustment based upon the Company’s VWAP Price. When demand for payment is made by the lender or called by the Company, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.8, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $2.50. The Company has the option to pay the amount due under the Consent Fee Note in cash or in shares of its common stock; provided, however, to pay using shares the VWAP Price must be at least $0.50. If the Company elects to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the maximum amount that the Company could be required to pay under the Consent Fee Note is $6 million (assuming that the 5 day VWAP is $2.50).

In connection with the execution of the consent fee arrangement, the Company and its lender also agreed to amend the maturity dates on the three outstanding convertible notes from August 31, 2010 to March 31, 2011 and to extend the expiration date of the Lender Commitment from August 31, 2010 to March 31, 2011.

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

On November 24, 2009, the Company’s lender made demand for payment of $3.9 million of principal due under Term Note B and the Company agreed to waive the provision of the note which prohibited the lender from making demand for

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2009

payment prior to January 16, 2010. In accordance with the multiplier feature contained in Term Note B, the actual amount required to be paid as a result of the demand for payment was equal to $7.4 million which was determined by multiplying the $3.9 million demanded by 1.5, with that product then multiplied by the lesser of (A) the 5 day volume-weighted average share price for the 5 business days immediately preceding the date demand for payment was made, and (B) $3.50. For purposes of this calculation, the Company and the lender agreed to use $1.25 as the 5 day VWAP. As permitted under Term Note B, the Company elected to pay the amount due under Term Note B using shares of its common stock and, as a result, issued 5.9 million shares in satisfaction of the amount due.

On December 28, 2009, the Company provided Asola with written notice that it was exercising its right to increase its ownership interest to 32.66% in exchange for payment of 0.1 million euro (see Note 4). The Company is currently evaluating the impact such exercise may have on certain material contracts to which Asola is a party and has reserved its right to withdraw the exercise until its evaluation is complete.

On January 14, 2010, the Company and Fisker Automotive executed a letter of intent which sets forth the terms of a definitive supply agreement pursuant to which the Company would be the exclusive supplier of key sub-systems and control systems of its Q-Drive powertrain system and would receive a royalty for each Fisker Karma vehicle sold that incorporates the Company’s Q-Drive technology.

On January 15, 2010, Fisker Automotive announced that it had completed an equity raise in the amount of $115 million. In connection with the equity raise and the Company’s desire to transition into a role as an independent supplier of key sub-systems to Fisker Automotive, the Company agreed to immediately relinquish one of its two seats on Fisker Automotive’s board of directors and to relinquish its remaining board seat if, and when, an independent nominee is elected to serve on Fisker Automotive’s board. The Company’s Chief Executive Officer is serving as the Company’s representative.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this Quarterly Report and in the documents that we incorporate by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the “safe harbor” created by those sections. All statements included in this Quarterly Report and the documents that we incorporate by reference, other than those that are historical, are forward-looking statements. These statements include words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology.

Various risks and other factors, including those identified in this Quarterly Report under the “Risk Factors” section and those included in our other public filings, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements. All forward-looking statements contained in this Quarterly Report are made only as of the date hereof. We are under no obligation and we expressly disclaim any such obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. You should not place any reliance on forward-looking statements.

Below is a summary of the risk factors we specifically identified in our fiscal year 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2010 (“2009 Annual Report”), all of which are incorporated herein by reference. For a complete description of such risk factors, please refer to the 2009 Annual Report.

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

•

We are currently not in compliance with Nasdaq’s continued listing requirements and, if we are unable to regain compliance, we are at risk of being delisted from Nasdaq, which could adversely affect the market for, and liquidity and price of, our common stock and our ability to raise capital. Further, we may not be able to maintain compliance with Nasdaq’s continued listing requirements in the future.

•	We need to increase our authorized shares in order to raise capital, pay term debt using shares of our common stock and execute our business plan and strategy.

•	Our shareholders are subject to significant dilution upon the occurrence of certain events.

•	Future sales of substantial amounts of our common stock could adversely affect its market price.

•	The market price and trading volume of our common stock may be volatile.

•	Our future operating results may fluctuate, which could result in a lower price for our common stock.

•

We may not be able to obtain waivers of potential defaults in the future from our lender if we do not meet future requirements associated with our amended credit facility and our convertible promissory notes.

•	We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

Other Risks Related to our Business:

•

Fisker Automotive represents a substantial portion of our existing and anticipated future revenues and these future revenues will depend on our ability to enter into future development programs and a binding long-term supply agreement with Fisker Automotive and Fisker Automotive’s success.

•	Fisker Automotive will have to raise substantial additional capital for their business in order to have a chance to be successful.

•

Our future fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

•	We have commitments under a corporate alliance with General Motors that may require us to spend up to $4 million annually for research and development projects directed by General Motors.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	Our business depends on the growth of hybrid electric, hydrogen and alternative fuel based vehicles and the solar industry.

•

Our ability to design and manufacture powertrain and fuel systems for hybrid, hydrogen and fuel cell, hydrogen applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

•	Our revenue is highly concentrated among a small number of customers.

•	Decrease in demand or price for solar cells could have an adverse effect on our financial statements.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Failure to secure financing for Quantum Solar could adversely affect our operating results.

•	Future acquisitions could harm our operating results and share price.

•	We could become subject to stockholder litigation associated with our merger with and subsequent disposition of the Tecstar Automotive Group business segment.

•	We may never be able to introduce commercially viable hybrid propulsion systems and hydrogen products.

•	A mass market for hybrid, plug-in electric hybrid and hydrogen products and systems may never develop or may take longer to develop than anticipated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing hybrid propulsion and fuel systems for fuel cell applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

•

The recently completed restatement of our historical financial statements has already consumed, and may continue to consume, a significant amount of our resources and may have a material adverse effect on our business and stock price.

•

We disclosed a material weakness as of April 30, 2009 in connection with the accounting for and disclosure of derivative instruments and have implemented a plan to remediate the material weakness; if we are unable to effectively remediate the material weakness or if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

•	Provisions of Delaware law and of our Certificate of Incorporation and Bylaws may make a takeover or change in control more difficult.

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

Our portfolio of technologies includes advanced lithium-ion battery control systems, electronic controls, hybrid electric drive and control systems, hydrogen storage and metering systems, and other alternative fuel technologies that enable fuel efficient, low emission hybrid, plug-in hybrid electric, fuel cell and other alternative fuel vehicles.

Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

Business Strategy

Our business strategy is to enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration by expanding our capabilities and products as a fully integrated alternative energy company. We also intend to expand our business into solar, wind and other renewable energy industries.

Business Segments and Other Equity Interests

We classify our business operations into two reporting segments: Quantum Fuel Systems and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Quantum Fuel Systems segment and our anticipated future operating segments.

We have acquired or obtained ownership interests in five businesses that are not included in our current reporting segments:

•

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (“PCD”). PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. The cost of our investment and our equity in earnings (losses) of PCD has not been significant to date.

•

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (“Shigan Quantum”), a start-up company organized under India’s Corporate Act. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using the Company’s technologies and variants thereof. The cost of our investment and our equity in earnings (losses) of Shigan Quantum has not been significant to date.

•

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

•

On August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive), a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. We owned 6.2 million shares of Fisker Automotive’s common stock on April 30, 2009, which represented 21.5% of the issued and outstanding shares of Fisker Automotive’s capital stock. On January 15, 2010, Fisker Automotive completed a $115.3 million private equity raise, which reduced our ownership interest to approximately 1.5% on a fully diluted basis. In connection with the equity raise and our desire to transition into a role as an independent supplier of key sub-systems to Fisker Automotive, we agreed to immediately relinquish one of our two seats on Fisker Automotive’s board of directors and to relinquish our remaining board seat if, and when, an independent nominee is elected to serve on Fisker Automotive’s board. Our Chief Executive Officer is currently serving as our board representative. In January 2009, Fisker Automotive initially showcased its first production-intent vehicle, the Fisker Karma at the Detroit Auto Show. The Fisker Karma is a 4-door luxury sports sedan PHEV that incorporates our Q-Drive control and software system.

•

On March 24, 2006, we obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. Our direct ownership interest in ALP as of April 30, 2009 was 12.6%. ALP is currently undergoing a corporate restructuring and recapitalization. We anticipate that upon completion of the restructuring and recapitalization, our ownership percentage will be approximately 16.0% on a fully diluted basis. ALP supplied the lithium ion battery packs for our CERV military program and other hybrid and plug-in hybrid concept vehicle programs, including the Fisker Karma vehicle. Our Chief Executive Officer and Chairman of the Board are currently serving on ALP’s board of directors.

For each of these five businesses, our ownership does not rise to the level of a controlling interest but we are considered to be able to exert significant influence over their respective operations and accordingly, we account for our equity interests in these businesses under the equity method of accounting. Our respective share of the results of their operations is discussed under Non-Reporting Segment Results.

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

Our Quantum Fuel Systems segment also generates contract revenue by providing engineering design and support to our customers, primarily to Fisker Automotive and the U.S. military in fiscal 2010, so that our advanced propulsion systems integrate and operate with the customer’s hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, other government entities and other strategic alliance partners.

In July 2009, we announced that we signed a $10.2 Million contract for Phase III development of plug-in hybrid powertrains for Fisker Automotive. This contract will enable us to manage production validation of the Q-Drive plug-in hybrid system and ready it for volume production beginning near the end of calendar 2010. Phase III includes the continuation of engineering development and completion of validation of the powertrain and consists of high altitude, durability, hot and cold weather testing. We anticipate that the successful completion of the Phase III development and validation will lead to the launch of production of the Fisker Karma.

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

In December 2009, we announced that we supplied hydrogen refueling technology and key hydrogen infrastructure for the Shell Hydrogen public re-fueling station in New York City, located at the entrance to John F. Kennedy International Airport.

On January 14, 2010, we executed a letter of intent with Fisker Automotive which sets forth the terms of a definitive supply agreement pursuant to which we would be the exclusive supplier of key sub-systems and control systems of our Q-Drive powertrain system and would receive a royalty for each Fisker Karma vehicle sold that incorporates our Q-Drive technology.

Our Quantum Fuel Systems segment revenues and cash flows in the future will be highly dependent on the success of our plug-in hybrid electric architecture, the incorporation of our architecture into the Fisker Karma and other Fisker Automotive PHEV’s, the success of the Fisker Automotive PHEVs and future hybrid vehicle programs, further advancement of OEM fuel cell technologies and our OEM customers’ internal plans, investment in Quantum Solar to provide for the commissioning of the solar manufacturing facility in Irvine, California, spending levels and timing for pre-production development programs and commercial production. This segment depends on the industry-wide growth of the hydrogen hybrid, plug-in electric hybrid, fuel cell, and other alternative fuel markets, which in turn is dependent on regulations, laws, hydrogen availability and refueling, technology advancements (particularly battery technologies), and consumer adoption of alternative fuel, hybrid and hydrogen technologies on a commercial scale.

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

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture based in Irvine, California and formed by us along with Asola’s majority shareholder, ConSolTec GmbH, for the production and distribution of mono and poly-crystalline silicon solar modules with initial an capacity of 45 MWp. Although we currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, Asola, on October 30, 2009 we executed a non-binding letter of intent for the transfer of a 34.0% ownership interest in Quantum Solar to an investor upon its investment of $20.0 million directly into Quantum Solar with the proceeds to be used exclusively for the future operations of Quantum Solar (the “Quantum Solar LOI”). If and when the investment closes, our controlling ownership stake in Quantum Solar would decline to 51.0%. All activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability.

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

For the first quarter of fiscal 2009 and 2010, revenue related to contracts with Fisker Automotive represented 21% and 63%, and revenue related to sales of our products to and contracts with General Motors and its affiliates represented 26% and 7%, respectively, of our total consolidated revenue for these periods.

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

General Motors Relationship

In 2002, the Company entered into a ten-year strategic alliance with General Motors. The Company believes that its strategic alliance with General Motors will help to advance and commercialize, on a global basis, the integration of its gaseous storage and handling systems into fuel cell systems used in the transportation markets. Under the alliance, Quantum and General Motors have co-developed technologies that are designed to accelerate the commercialization of fuel cell applications. Additionally, General Motors will endorse Quantum as a recommended provider of hydrogen storage, hydrogen handling and associated electronic controls. This strategic alliance expands the relationship that has been in place between General Motors and Quantum since 1993, through which the Company provided packaged natural gas and propane fuel systems for General Motors’ alternative fuel vehicle products.

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

•

We conduct a major portion of our business with a limited number of customers. For fiscal 2010 and for the foreseeable future, our affiliate, Fisker Automotive, has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We account for our ownership interests in Fisker Automotive, Asola, ALP, PCD and Shigan Quantum under the equity method of accounting in accordance with Accounting Standards Codification (ASC) Topic No. 323 “Investments – Equity Method and Joint Ventures” (ASC 323) as a result of our ability to exercise significant influence over the operating and financial policies of these affiliates. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. Our foreign based affiliates have functional currencies other than the US dollar. As such, translation adjustments may result from the process of translating our affiliates’ financial statements from their functional currency to US dollars, which we account for in accordance with ASC Topic No. 830 “Foreign Currency Matters.”

•

We periodically evaluate our long-lived assets for impairment, particularly goodwill relating to acquisitions. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, and goodwill, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive industry and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

•

We account for embedded conversion features within certain of our debt instruments and provisions contained within certain of our warrant contracts as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815) as further discussed in Notes 6, 7 and 9 in the Notes to Condensed Consolidated Financial Statements. The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The fair value adjustments can have a material impact on our financial condition and results of operations.

•

We evaluate whether modifications to and restructuring of existing debt instruments result in substantial changes as defined by ASC Topic No. 470, “Debt” (ASC 470). Significant management judgment is required and we use the assistance of independent valuation consultants to estimate the fair value of the original and amended debt instruments as part of our evaluation. Different judgments could yield different results. If we determine that a substantial change has occurred with respect to the modifications, we treat the transaction as an extinguishment of the original debt and recognize a gain or loss on the debt retirement. If we determine that our lender has for economic or legal reasons related to our financial condition, granted us a concession that our lender would not otherwise consider, we treat the modifications as a troubled debt restructuring and analyze whether a gain should be recorded in connection with the concession.

•

We account for stock compensation expense under ASC Topic No. 718 “Compensation – Stock Compensation” (ASC 718). ASC 718 requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of ASC 718 but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as it does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of share-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These temporary differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of July 31, 2009, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements Adopted

Effective May 1, 2009, we adopted the FASB guidance FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance establishes the Codification, which officially launched on July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 805, “Business Combinations” (ASC 805). ASC 805 retains the fundamental requirements of prior accounting guidance that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. ASC 805 expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. ASC 805 also increases the disclosure requirements for business combinations in the financial statements. The adoption of ASC 805 did not have a material impact on our financial position or results of operations.

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 810, “Consolidation” (ASC 810). ASC 810 changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The adoption of ASC 810 did not have a material impact on our financial position or results of operations.

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 470, “Debt” (ASC 470). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result of the embedded multiplier feature, share settlement provisions and the below market interest rate structure, we consider Term Note B (see Note 6 to financial statements) to be a convertible debt instrument in applying applicable accounting guidance. We may settle this instrument in cash or shares and is therefore within the scope of ASC 470. However, due to the possibility of a net cash settlement to satisfy the value of the principal multiplier feature, the embedded feature was already classified as a liability and measured at fair value under the guidance of ASC 815 (discussed below). As such, the adoption of ASC 470 did not have a material impact on this debt instrument or on our financial position or results of operations.

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 to the financial statements contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby we may have to pay cash upon settlement and that fact that the events that may require us to net-cash settle are deemed to be outside our control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. The adoption of the new guidance under ASC 815 did not have a material impact on the October 2006 or August 2008 warrant instruments or on our financial position or results of operations during the first quarter of fiscal 2010.

39

Recent Accounting Pronouncements Issued

In September 2009, the FASB reached a consensus on Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE) or ii) third-party evidence (TPE), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. Early adoption is permitted. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

In August 2009, the FASB, issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted price of the identical liability when traded as an asset; 2) quoted prices for similar liabilities or similar liabilities when traded as assets; or 3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820. This statement becomes effective for the first reporting period (including interim periods) beginning after issuance. We will adopt this statement beginning in the third quarter of fiscal 2010. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC No. 810-10-05 which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. ASC No. 810-10-05 is effective for annual periods beginning after November 15, 2009. Based on the current nature of our operations, we do not expect the adoption of this requirement will have a material impact on our consolidated financial statements.

Results of Operations

First quarter of fiscal 2009 and 2010

Total revenues and operating loss for our business segments and gross profit (loss) on our product sales for the first quarter of fiscal 2009 and 2010 were as follows (in thousands):

	Three Months Ended July 31,
	2008	2009

Total Revenue
Quantum Fuel Systems	$3,731	$3,094
Corporate	—	—

Total	$3,731	$3,094

Operating Loss
Quantum Fuel Systems	$(3,299)	$(1,972)
Corporate	(2,906)	(2,579)

Total	$(6,205)	$(4,551)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$214	$187
Cost of product sales	(654)	(266)

Gross profit (loss)	$(440)	$(79)

Revenues decreased $0.6 million, from $3.7 million in the first quarter of fiscal 2009 to $3.1 million in the first quarter of fiscal 2010. The decrease in revenue for the first quarter of fiscal 2010 compared to fiscal 2009 is primarily related to a decline in program activities with General Motors and the U.S. military compared to the prior year period.

Our overall operating loss decreased $1.6 million, from $6.2 million in the first quarter of fiscal 2009 to $4.6 million in the first quarter of fiscal 2010 primarily as a result of cost reductions implemented since the prior year.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment remained level at $0.2 million in the first quarter of fiscal 2009 and fiscal 2010. We expect product revenue in the remaining three quarters of fiscal 2010 to remain at a similar level to that realized in the first quarter of fiscal 2010.

Contract revenue for the Quantum Fuel Systems segment decreased $0.6 million, or 17%, from $3.5 million in the first quarter of fiscal 2009 to $2.9 million in the first quarter of fiscal 2010. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, OEM contracts, and other funded contract work with the U.S. military and other government agencies. Contract revenues in the first quarter of fiscal 2010 were lower compared to the prior year period primarily as a result of reduced activities on our programs with General Motors and the U.S. military which were partially offset by an increase in activities with Fisker Automotive. We began the third phase of the Fisker Karma development program in April 2009, which includes services related to system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle near the end of Calendar 2010. Although contract revenues generated by Fisker Automotive in the first quarter of fiscal 2010 were higher than those levels realized in the first quarter of fiscal 2009, we anticipate that contract revenues for the remainder of fiscal 2010 related to our program with Fisker Automotive and for all of our customers on a combined basis will decline over the levels realized in fiscal 2009 primarily due to reduced levels of activities on the Fisker Karma development program during the second and third quarters of fiscal 2010 resulting from delays in funding at Fisker Automotive related to the finalization of their Department of Energy loan. Although Fisker Automotive announced in September 2009 that they had received a conditional commitment from the U.S. Department of Energy (DOE) for $528 million in low interest loans that will be used by Fisker Automotive to complete the development of the Fisker Karma program and to develop a next-generation lower-cost plug-in hybrid vehicle, proceeds from the DOE loan commitment had not yet been made available to Fisker Automotive as of January 31, 2010. However, activities under the Fisker Karma program began to ramp up significantly near the end of January 2010 as a result of the completion of a $115.3 million private equity transaction announced by Fisker Automotive on January 15, 2010. As a result, we expect our overall quarterly contract revenues in the second and third quarters of fiscal 2010 will be consistent with the overall level realized in the first quarter of fiscal 2010 and then will increase in the fourth quarter of fiscal 2010.

For fiscal 2009, the first quarter of fiscal 2010, and for the foreseeable future, our affiliate, Fisker Automotive, represents a significant portion of our revenues. We anticipate that Fisker Automotive will represent a majority of our revenues during the remaining quarters of fiscal 2010.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.4 million, or 57%, from $0.7 million in the first quarter of fiscal 2009 to $0.3 million in the first quarter of fiscal 2010.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.3 million from negative $0.4 million in the first quarter of fiscal 2009 to negative $0.1 million in the first quarter of fiscal 2010. The negative gross margins primarily result from unabsorbed manufacturing overhead costs.

Research and development expense associated with development contracts decreased $0.3 million, or 11%, from $2.7 million in the first quarter of fiscal 2009 to $2.4 million in the first quarter of fiscal 2010.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.5 million, or 26%, from $1.9 million in the first quarter of fiscal 2009 to $1.4 million in the first quarter of fiscal 2010. The reduction in fiscal 2010 is primarily due to cost reductions implemented over the past year.

Selling, general and administrative expenses for the Quantum Fuel Systems segment decreased $0.3 million, from $1.3 million in the first quarter of fiscal 2009 to $1.0 million realized in the first quarter of fiscal 2010.

Amortization and impairment of intangibles in the prior year periods relates to our strategic alliance agreement with General Motors. Amortization expense in the first quarter of fiscal 2009 was $0.4 million. On January 31, 2009, the remaining unamortized balance of the intangible asset was written off in connection with an impairment analysis performed due to the deterioration of the automobile industry. As a result of the impairment, there was no amortization expense recognized in fiscal 2010.

Operating loss for the Quantum Fuel Systems segment decreased $1.3 million, from $3.3 million in the first quarter of fiscal 2009 to $2.0 million in the first quarter of fiscal 2010. The decreased losses were primarily due to the impairment of the Strategic Alliance Agreement with General Motors intangible asset in fiscal 2009 resulting in no amortization expense in fiscal 2010 and cost reductions implemented over the past year.

Corporate Segment

Corporate expenses decreased by $0.3 million in the first quarter of fiscal 2010 from $2.9 million in fiscal 2009 to $2.6 million in fiscal 2010. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues increased to 83% for the first quarter of fiscal 2010 as compared to 78% for the first quarter of fiscal 2009. We expect the level of corporate expenses for the second quarter of fiscal 2010 to be similar to the levels incurred in the first quarter of fiscal 2010.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.7 million in the first quarter of fiscal 2010 as compared to $0.9 million realized in the first quarter of fiscal 2009. Interest expense primarily relates to debt instruments payable to our current lender. Interest earned on cash deposits was $0.1 million for the first quarter of fiscal 2010 and nominal in the first quarter of fiscal 2009. The decline in expense during the first quarter of fiscal 2010 is primarily related to lower levels of outstanding debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments consist of embedded features contained within our convertible notes, our Term Note B debt instrument, and warrant contracts referred to as the October 2006 Warrants, the June 2007 Warrants and the August 2008 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $0.04 million in the first quarter of fiscal 2010 compared to a loss of $4.6 million in the first quarter of fiscal 2009. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. The loss in fiscal 2009 was primarily attributable to the increase in our closing share price during the first quarter of fiscal 2009, whereas our share price at the beginning and end of the first quarter of fiscal 2010 was at a similar level and did not result in a significant change in the fair value of the derivative instruments. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period, which amounts could be material.

Loss on Modification of Derivative Instruments. As a result of contractual modifications made in connection with the issuance of two new convertible debt instruments executed on July 10, 2009, the derivative features embedded within our existing and new convertible note instruments increased in fair value by $7.0 million. The increase in fair value of derivative instruments associated with convertible notes was recognized as a loss on modification of derivative instruments in the first quarter of fiscal 2010. See further discussion of the modifications in Note 6 of the financial statements.

Loss on Settlement of Debt and Derivative Instruments. During the first quarter of fiscal year 2010 we repaid $4.9 million of term debt principal and interest in shares of our common stock which had a fair value of $5.1 million on the settlement dates. The difference between the fair values of the shares issued and the reduction of the principal during the first quarter of fiscal 2010 was recognized as a loss on settlement of $0.2 million.

Equity in Earnings of Affiliates. We recognized $0.1 million in the first quarter of fiscal 2010 representing our equity share in earnings of our affiliate, Asola. Our ownership in our affiliates, Fisker Automotive and ALP, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive or ALP under the equity method as our net investment balances in these affiliates are zero and we have no obligation to fund deficit balances of those businesses.

Other income(expense). No significant other income or expense transactions were recognized during the first quarter of fiscal 2010 or fiscal 2009.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the remainder of fiscal 2010.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first quarter of fiscal 2010 was $3.9 million as compared to $1.4 million used during the first quarter of fiscal 2009. The cash used during the first quarter of 2010 is primarily due to a net loss from operations of $4.2 million before the non-cash effects of changes in fair value of derivative instruments, depreciation, and amortization, impairment of intangible asset, share-based compensation charges, and other items. Cash in the amount of $0.3 million was provided as a result of net changes in operating assets and liabilities. We expect that the level of cash required to be used for operations during the remaining quarters of fiscal 2010 will be at about the same levels of cash used during the first quarter of fiscal 2010.

Net cash used in investing activities during the first quarter of fiscal 2010 was $0.2 million as compared to net cash used of $3.7 million during the first quarter of fiscal 2009. Cash used for investing activities in fiscal 2010 was primarily for capital equipment purchases and cash used in fiscal 2009 was primarily related to payments provided to Asola totaling $2.2 million and capital equipment purchases of $1.5 million.

Net cash provided by financing activities during the first quarter of fiscal 2010 was $3.0 million as compared to $8.1 million during the first quarter of fiscal 2009. Cash provided during fiscal 2010 consisted principally of $3.0 million in proceeds received from our lender in July 2009 under a new convertible note arrangement.

Capital Resources

Private Placement Transaction

On September 4, 2009, we completed a private placement transaction that yielded cumulative gross proceeds of $12.3 million ($3.9 million received in the first round completed on August 3, 2009 and $8.4 million received in the second round) from the sale of 20.1 million shares of our common stock at a price of $0.61 per share. The net amount raised from the transactions, after deducting placement agent fees and offering expenses, was approximately $10.7 million.

In connection with the private placement, investors received warrants to purchase 2.0 million shares of our common stock at an exercise price of $0.85 per share to the investors. The warrants can be exercised beginning in February 2010, of which 0.6 million relate to warrants issued in August and expire in August 2014 and 1.4 million relate to warrants issued in September and expire in September 2014. In connection with the transaction, the placement agent also received 1.0 million in warrants to purchase shares of our common stock at an exercise price of $0.85 per share that can be exercised beginning in March 2010, of which 0.7 million expire in September 2012 and 0.3 million expire in September 2014.

Lender Commitment

On May 30, 2008, we secured a $10.0 million unconditional commitment (the “Lender Commitment”) from an affiliate of our lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures. The option for either party under the commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither the lender nor us has exercised the option under the amended Lender Commitment.

Should we choose to draw on the amended Lender Commitment, the lender has the right to make the investment as either: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principle at our option under a PIK provision or (ii) a senior secured straight note that redeems in cash at 130% of face value after one year. In addition, we may only exercise up to $2.5 million in any 30 day period and we are required to provide the lender with a five day notice period of our intent to draw on the commitment.

In exchange for extending the commitment, we granted to the lender an option to make a $10.0 million investment, which, if exercised, would be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date. The note under this structure would convert into our common stock at a fixed conversion price of $0.71 per share.

Debt Obligations

As discussed further in Notes 6 and 14 of the notes to the financial statements, we have $30.9 million of outstanding principal and interest balances on debt instruments with our lender as of July 31, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of our common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside of our control and as such, require us to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is theoretically possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that we potentially default on certain provisions contained within the debt instruments. As such, our debt obligations with our lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of the liabilities is not expected to require cash or other working capital within that period. Further, ASC Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at July 31, 2009, amounting to $15.1 million, was settled in shares of our common stock subsequent to the fiscal 2010 first quarter end. As a result, we have classified the portion of our debt settled in shares after the balance sheet date as a non-current liability at July 31, 2009 and the remaining principal amounts owed to the lender of $15.8 million, in addition to the fair value of the derivative instruments associated with the debt of $10.2 million, as current liabilities on the Consolidated Balance Sheet at July 31, 2009. We also have derivative instruments associated with warrant contracts with a fair value of $12.2 million at July 31, 2009 that we classify as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

On November 24, 2009, we and our lender agreed to modify the maturity date for each of the three convertible notes referred to above to March 31, 2011 in connection with a consent fee arrangement. Under the consent fee arrangement that is more fully described in Note 14 of the notes to the financial statements, our lender agreed to give its consent to us to enter into a definitive business combination agreement to acquire all the shares of Schneider Power in a stock-for-stock exchange. The consent fee is $3.0 million unless the acquisition arrangement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid by delivery of a promissory note (the “Consent Fee Note”). The Consent Fee Note is subject to upward adjustment (up to a maximum of $6.0 million) and we have the option to pay the amount due under the Consent Fee Note in cash or in shares of our common stock; provided, however, to pay using shares the volume weighted average share price for the five (5) business days immediately preceding the date that a demand or call is made (“VWAP Price”) must be at least $0.50. The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if our VWAP Price would be below $0.50 at the time of the demand.

Liquidity

Our principal sources of liquidity amount to $22.2 million, consisting of $1.5 million of cash and cash equivalents at July 31, 2009, $10.7 million in net proceeds obtained in the private placement transaction that was completed on September 4, 2009, and $10.0 million of committed funding from our lender (see Note 6 of the financial statements) that is available to be drawn on through March 31, 2011.

The ratio of current assets to current liabilities decreased from 0.3 as of April 30, 2009 to 0.2 as of July 31, 2009. Our current liabilities exceed our current assets as of April 30, 2009 and July 31, 2009 primarily as a result of debt principal obligations and derivative instruments that are required to be classified as current liabilities under GAAP because there is a chance that they may require cash settlement over the next 12 months; however, we do not anticipate that we will be required to use cash to settle the debt principal and derivative instruments prior to at least July 31, 2010. During the first quarter of fiscal 2010, our total working capital deficit increased by $10.3 million, from a deficit of $24.4 million at April 30, 2009 to a deficit of $34.7 million at July 31, 2009. The change was mainly due to an increase in the fair value of our derivative instrument liabilities that are required to be classified as current, from $15.2 million as of April 30, 2009 to $22.4 million as of July 31, 2009.

For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments. Even though we have classified a total of $38.4 million of debt obligations and derivative instrument liabilities as current liabilities at July 31, 2009, we do not anticipate that we will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to July 31, 2010. We also expect to be able to maintain compliance with the provisions of our debt instruments through at least July 31, 2010.

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $16.9 million and $3.9 million in cash for our operating activities during the twelve-month period of fiscal 2009 and the first three months of fiscal 2010, respectively. From our inception through July 31, 2009, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plans and intentions to fund our operations.

Although our current operating plan anticipates increased revenues and improved profit margins over the next two years, we have experienced a decline in revenues during the first three quarters of fiscal 2010 that has required us to continue to use a significant amount of cash in our operations and may require us to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, we believe that our available working capital and principal sources of liquidity are sufficient to fund our operating activities and obligations through at least July 31, 2010. To meet these funding requirements, we will have to draw down on some or all of the unconditional commitment from our lender or alternatively raise additional capital through public or private offerings of equity or debt securities.

Although we believe we have sufficient available capital to cover our existing operations and obligations through at least July 31, 2010, we will need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete our planned $12 million solar module manufacturing operation in Irvine, California and we will need to raise additional capital to further develop the next generation of our Q-Drive hybrid electric propulsion system. We anticipate that we will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability by us to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If we are unable to secure the additional funding we need, we may need to curtail our operations or take other actions in order to continue to operate as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with our convertible notes and our Term Note B debt obligations (as further described in Note 7 of the financial statements) and warrants issued in October 2006, June 2007 and August 2008 (as further described in Note 9 of the financial statements). The share price of our common stock represents the “underlying” variable that primarily gives rise to the value of our derivative instruments. In accordance with U.S. GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.68 per share on July 31, 2009, the fair value of our derivative instruments would increase and a charge in the amount of $3.0 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at July 31, 2009	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Embedded conversion feature under convertible notes	$7,413,000	$965,000	$8,378,000
Embedded principal multiplier feature under Term Note B	2,769,000	670,000	3,439,000
Warrant contracts issued in October 2006	4,893,000	156,000	5,049,000
Warrant contracts issued in June 2007	3,903,000	614,000	4,517,000
Warrant contracts issued in August 2008	3,431,000	586,000	4,017,000

	$22,409,000	$2,991,000	$25,400,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The exchange rate was one euro equal to 1.41 U.S. dollars as of July 31, 2009. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro or US$160.2 million based on the currency exchange rate at July 31, 2009; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$16.0 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of July 31, 2009, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first quarter of fiscal 2010.

Off Balance Sheet Disclosures

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (the “Supply Agreement”) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments to Asola in connection the Supply Agreement. As of January 31, 2010, we had provided Asola with 3.0 million euro of the 4.5 million euro cumulative required by September 1, 2009 for our share of prepayments under the Supply Agreement. We have not purchased any solar cells under the Asola Arrangement and we are still obligated to provide an additional 1.5 million euros to Asola to satisfy its share of the prepayment requirement that was scheduled to be remitted by September 1, 2009. Asola has not initiated or threatened to take any action against us in connection with our obligations to Asola under the Asola Arrangement in light of Asola’s extensive dialogue with its cell supplier over the course of calendar 2009 that remains unresolved and is discussed further below.

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that we anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $10.6 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at July 31, 2009.

We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt.

We anticipate establishing a $12 million solar photovoltaic module manufacturing operation in Irvine, California during fiscal 2010. As of July 31, 2009, this operation has used approximately $2 million to initiate construction of manufacturing equipment and will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational. We do not plan to acquire these assets until we raise a level of additional capital to be able to fund these new assets and maintain sufficient levels of working capital for our overall business (see Liquidity).

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. A private placement completed in June 2007 triggered a contractual reset of the exercise price of the remaining outstanding October 2006 Warrants to $1.50 per share. The exercise price of the October 2006 Warrants was further reset to $0.68 per share as a result of the issuance of shares to satisfy principal reduction obligations under Term Note C on May 1, 2009 and reset to $0.61 per share in connection with the closing of the first round of the private placement transaction that closed on August 3, 2009. The exercise price of the August 2008 Warrants was reset to $3.78 per share in connection with the incremental borrowings received on July 10, 2009, and reset to $3.59 per share and then to $3.25 per share in connection with the closing of the first and second rounds of the private placement transaction that closed on August 3, 2009 and September 4, 2009, respectively.

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

We evaluate the warrants provided in connection with each of our private placements or public offerings in accordance with ASC 815 and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007 and August 2008. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006 due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds from the June 2006 transaction that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 have been classified as permanent equity. The classification as equity for the June 2006 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

On November 24, 2009 and in connection with a definitive business combination agreement, we agreed to loan Schneider Power up to $1.0 million to be used exclusively to pay the application fee and application security under Ontario’s feed-in-tariff program. Advances under the loan accrue interest at 10.5% per year and must be repaid on or before November 23, 2010. On November 25, 2009, we advanced $0.6 million to Schneider Power under the loan arrangement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K relating to quantitative and qualitative disclosures about market risks appear under the heading “Quantitative and Qualitative Disclosures About Market Risk” in Item 2 hereof, and is incorporated herein by this reference.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

Status of Management’s Remedial Action

At April 30, 2009 we reported that we had a material weakness over the accounting for and disclosure of derivatives associated with debt and warrant instruments because we lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments was appropriate under U.S. generally accepted accounting principles (GAAP). Procedures related to identifying derivative instruments and disclosing derivative instruments at April 30, 2009 did not operate properly and this material weakness resulted in a restatement of our prior financial statements. Since April 30, 2009, we continue to develop and implement a remediation plan to address the identified material weakness as follows: (i) we increased our technical expertise of GAAP associated with accounting for derivative instruments and (ii) we enhanced internal procedures to better identify derivative financial instruments.

(c) Changes in Internal Control Over Financial Reporting

Other than the remediation plan that is discussed above, there have been no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5.	Other Information.

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

Date: February 11, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson,
Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2009.

10.1	Financial Representative Agreement, dated May 8, 2009, between Registrant and J.P. Turner & Co., L.L.C.

10.2	Sixth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2009).

10.3	Seventh Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.4	Second Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.5	$6.6 million Convertible Promissory Note (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.6	$3.0 million Convertible Promissory Note (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.7	$10.0 million Commitment Letter (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.