Form 10-Q
period 2009-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2010-02-11
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009,

or

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

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	October 31, 2009
		(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,621,215	$6,578,509
Accounts receivable from affiliate	2,430,093	4,322,428
Accounts receivable from non-affiliates, net	2,891,825	2,760,653
Inventories, net	3,050,953	2,173,083
Prepaids and other current assets	782,001	980,600

Total current assets	11,776,087	16,815,273

Property and equipment, net	6,880,130	6,594,870
Investment in and advances to affiliates	5,534,740	6,371,500
Goodwill	30,400,000	30,400,000
Prepayments to affiliate	4,845,400	5,326,956
Deposits and other assets	446,447	388,308

Total assets	$59,882,804	$65,896,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,408,330	$3,626,067
Accrued payroll obligations	1,263,816	1,214,392
Deferred revenue from non-affiliates	299,187	311,659
Accrued warranties	223,493	225,264
Derivative instruments	15,198,000	48,399,000
Other accrued liabilities	1,690,007	1,672,805
Current maturities of long-term debt	14,127,337	16,518,775

Total current liabilities	36,210,170	71,967,962

Long-term debt, net of current maturities	18,540,330	11,070,951
Derivative instruments	—	9,970,000
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2009 and October 31, 2009	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2009 and October 31, 2009	1,000	1,000

Common stock, $.001 par value; 248,000,000 shares authorized; 97,627,955 issued and outstanding at April 30, 2009 and 129,976,608 issued and outstanding at October 31, 2009	97,628	129,977
Additional paid-in-capital	331,521,501	353,537,843
Accumulated deficit	(325,722,239)	(380,659,300)
Accumulated other comprehensive loss	(765,586)	(121,526)

Total stockholders’ equity (deficit)	5,132,304	(27,112,006)

Total liabilities and stockholders’ equity (deficit)	$59,882,804	$65,896,907

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Revenue:
Net product sales	$384,548	$424,766	$598,261	$612,157
Contract revenue from affiliate	4,213,148	950,114	4,997,441	2,911,051
Contract revenue from non-affiliates	2,806,477	1,280,300	5,539,161	2,225,678

Total revenue	7,404,173	2,655,180	11,134,863	5,748,886

Costs and expenses:
Cost of product sales	422,544	594,933	1,076,252	861,543
Research and development	6,774,090	3,508,755	11,393,532	7,304,212
Selling, general and administrative	2,451,686	3,176,472	6,699,126	6,759,098
Amortization of intangible asset	414,944	—	829,888	—

Total costs and expenses	10,063,264	7,280,160	19,998,798	14,924,853

Operating loss	(2,659,091)	(4,624,980)	(8,863,935)	(9,175,967)

Interest expense, net	(918,797)	(762,782)	(1,845,382)	(1,453,216)
Fair value adjustments of derivative instruments	35,251,000	(34,870,000)	30,609,000	(34,832,000)
Loss on modification of derivative instruments	—	(2,570,000)	(23,834,000)	(9,539,000)
Loss on settlement of debt and derivative instruments, net	(1,096,000)	(207,152)	(4,435,000)	(401,371)
Equity in earnings of affiliate, net	182,000	379,000	121,250	487,000
Other income (expense), net	2,000,000	(15,981)	1,999,751	(20,466)

Income (loss) before income tax expense	32,759,112	(42,671,895)	(6,248,316)	(54,935,020)

Income tax expense	(400)	(1,000)	(800)	(2,041)

Net income (loss)	$32,758,712	$(42,672,895)	$(6,249,116)	$(54,937,061)

Per share data - Net income (loss):
Basic	$0.36	$(0.35)	$(0.07)	$(0.48)
Diluted	$0.10	$(0.35)	$(0.07)	$(0.48)

Weighted average shares outstanding:
Basic	92,070,234	121,890,999	86,005,940	113,326,834
Diluted	152,466,000	121,890,999	86,005,940	113,326,834

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(6,249,116)	$(54,937,061)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	1,823,055	644,283
Share-based compensation charges	1,051,520	513,014
Fair value adjustments of derivative instruments	(30,609,000)	34,832,000
Loss on modification of derivative instruments	23,834,000	9,539,000
Loss on settlement of debt and derivative instruments	4,435,000	401,371
Provision for inventory obsolescence	102,980	229,486
Other non-cash items	87,026	(21,386)
Changes in operating assets and liabilities:
Accounts receivable	4,075,642	(1,761,163)
Prepayments to affiliate	(3,794,850)	—
Inventories	59,823	648,384
Other assets	(2,724,240)	(220,859)
Accounts payable	460,027	217,737
Deferred revenue and other accrued liabilities	(143,234)	680,296

Net cash used in operating activities	(7,591,367)	(9,234,898)

Cash flows from investing activities:
Purchases of property and equipment	(3,729,257)	(359,023)
Investment in and advances to affiliates	(4,363,000)	(165,000)
Other	(75,000)	—

Net cash used in investing activities	(8,167,257)	(524,023)

Cash flows from financing activities:
Borrowings on notes and other obligations	7,583,886	3,000,000
Payments on notes and other obligations	(662,493)	(22,583)
Proceeds from issuance of common stock, net of transaction fees	10,498,634	9,339,798
Proceeds from issuance of warrants classified as derivative instruments	7,290,000	1,395,000
Proceeds from exercise of warrants and options	600,000	4,000

Net cash provided by financing activities	25,310,027	13,716,215

Net increase (decrease) in cash and cash equivalents	9,551,403	3,957,294
Cash and cash equivalents at beginning of period	6,023,715	2,621,215

Cash and cash equivalents at end of period	$15,575,118	$6,578,509

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

October 31, 2009

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

Liquidity

The Company’s principal sources of liquidity amount to $16.6 million, consisting of $6.6 million of cash and cash equivalents at October 31, 2009 and $10.0 million of committed funding from the Company’s lender (see Note 6) that is available to be drawn on through March 31, 2011.

As discussed further in Notes 6 and 15, the Company had $27.4 million of outstanding principal and interest balances on debt instruments with its lender as of October 31, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of the Company’s common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside the control of the Company and, as such, require the Company to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that the Company potentially defaults on certain provisions contained within the debt instruments. As such, the Company’s debt obligations with its lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of the liabilities is not expected to require cash or other working capital within that period. Further, Accounting Standards Codification (ASC) Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at October 31, 2009, amounting to $11.1 million, was settled in shares of the Company’s common stock subsequent to the fiscal 2010 second quarter end. As a result, the Company has classified the portion of its debt settled in shares after the balance sheet date as a non-current liability at October 31, 2009 and the remaining principal amounts owed to the lender of $16.3 million, in addition to the fair value of the derivative instruments associated with the debt of $23.6 million, as current liabilities on the Consolidated Balance Sheet at October 31, 2009. The Company also has derivative instruments associated with warrant contracts with a fair value of $24.8 million at October 31, 2009 that it classifies as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

For purposes of liquidity disclosures, the Company assesses the likelihood that it has sufficient available working capital and other principal sources of liquidity to fund its operating activities and obligations as they become due and the likelihood that it will be able to maintain compliance with the required provisions contained within its debt instruments. Even though the Company has classified a total of $64.9 million of debt obligations and derivative instrument liabilities as current liabilities at October 31, 2009, the Company does not anticipate that it will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to at least October 31, 2010. The Company also expects to be able to maintain compliance with the provisions of its debt instruments through at least October 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The Company has incurred recurring operating losses and negative cash flows from its operating activities. The Company has used $16.9 million and $9.2 million in cash for its operating activities during the twelve-month period of fiscal 2009 and the first six months of fiscal 2010, respectively. From its inception through October 31, 2009, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its current lender. The Company’s historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund its operations.

Although the Company’s current operating plan anticipates increased revenues and improved profit margins over the next two years, it has experienced a decline in revenues during the first three quarters of fiscal 2010 that has required the Company to continue to use a significant amount of cash in its operations and anticipates to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, the Company believes that its available working capital and principal sources of liquidity are sufficient to fund its operating activities and obligations through at least October 31, 2010. To meet these funding requirements, the Company will have to draw down on some or all of the unconditional commitment from its lender or alternatively raise additional capital through public or private offerings of equity or debt securities.

Although the Company believes it has sufficient available capital to cover its existing operations and obligations through at least October 31, 2010, it will need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete its planned $12 million solar module manufacturing operation in Irvine, California and it will need to raise additional capital to further develop the next generation of its Q-Drive hybrid electric propulsion system. The Company anticipates that it will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, the Company cannot provide any assurances that it will be able to secure additional funding on terms acceptable to it, if at all. In addition, the Company will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability of the Company to achieve its current operating plan or raise capital to cover any shortfall would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If the Company is unable to secure the additional funding it needs, it may need to curtail its operations or take other actions in order to continue to operate as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the level of liquidity needed through October 31, 2010, collectibility of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

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

October 31, 2009

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

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The remaining outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby the Company may have to pay cash upon settlement and it is outside the Company’s control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. The adoption of the new guidance under ASC 815 therefore, did not impact the accounting treatment of the October 2006 and August 2008 warrants. The August 2009 and September 2009 warrants (as discussed further in Note 9) contain cashless warrant exercise provisions whereby the settlement calculation may incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares and are therefore not considered “indexed to the Company’s own stock” under the new guidance of ASC 815. As such, the August 2009 and September 2009 Warrants have been classified as derivative liabilities effective upon their issuance. The fair value of the derivative liabilities associated with warrants as of October 31, 2009 and the changes in fair value of the derivatives during the first half of fiscal 2010 are disclosed in Note 7.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

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

2) Accounts Receivable

Accounts receivable consist of the following:

	April 30,	October 31,
	2009	2009
Customer accounts billed	$3,468,363	$5,284,293
Customer accounts unbilled	2,298,158	1,948,628
Allowance for doubtful accounts	(444,603)	(149,840)

Accounts receivable, net	5,321,918	7,083,081

Less: accounts receivable from affiliate	(2,430,093)	(4,322,428)

Accounts receivable from non-affiliates, net	$2,891,825	$2,760,653

The portion of accounts receivable that is due from affiliate is associated with billed and unbilled amounts due from Fisker Automotive. The Company assesses the collectibility of receivables associated with its customers on an ongoing basis.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

3) Inventories

Inventories consist of the following:

	April 30,	October 31,
	2009	2009
Materials and parts	$4,341,370	$3,741,134
Work-in-process	1,032	15,364
Finished goods	973,819	911,339

	5,316,221	4,667,837
Less: provision for obsolescence	(2,265,268)	(2,494,754)

Inventories, net	$3,050,953	$2,173,083

During the first half of fiscal 2010, the Company increased its provision for obsolescence reserves associated with specific hydrogen fuel system component parts and materials as it expects that future sales to General Motors and other OEMs of its automotive fuel system products utilizing hydrogen components will continue to be negatively impacted as a result of the current unfavorable economic conditions being experienced in the automotive industry.

4) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s direct ownership interest to 21.5% at April 30, 2009 and to 1.5%, on a fully diluted basis, at January 15, 2010 (see Note 15).

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

Fisker Automotive has an accumulated deficit since inception through October 31, 2009 as a result of funding the design and development activities for its vehicle platforms. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2009 and October 31, 2009 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the three and six month periods ended October 31, 2008 and 2009.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The Company has received $14.4 million in cash from Fisker Automotive and has recognized $18.8 million in cumulative contract revenue through October 31, 2009 of which $1.0 million was recognized during the second quarter of fiscal 2010 and $2.9 million was recognized during the first half of fiscal 2010. Revenue recognized in excess of billings of $1.5 million as of October 31, 2009 is disclosed as “Customer accounts unbilled” in Note 2 and classified as part of “Accounts receivable from affiliate” on the accompanying consolidated balance sheet.

Asola

On January 4, 2008, the Company acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. In exchange for the ownership interest, the Company provided the following consideration (i) 0.3 million euro (US$0.4 million), (ii) commitment to contribute an additional 1.2 million euro to provide for capital equipment for the planned expansion of Asola’s annual manufacturing capacity to approximately 40 to 45 megawatts peak (MWp), (iii) commitment to provide a guaranty to Asola’s bank of 1.0 million euro related to an anticipated expansion of Asola’s bank financing arrangement, and (iv) commitment to transfer 15.0% ownership interest in its solar venture in the United States, if and when such venture was established. The Company also has an option to increase its ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro (see Note 15). The Company accounts for its equity interest in Asola under the equity method of accounting.

The conversion rate of one euro to one U.S. dollar was 1.33 to 1 as of April 30, 2009 and 1.48 to 1 as of October 31, 2009. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with ASC Topic No. 323 “Investments – Equity Method and Joint Ventures” (ASC 323). Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by ASC 810 “Consolidation.”

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above. In August 2008, the Company satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar Energy, Inc. to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

The Company’s equity in net earnings of Asola was US$0.4 million and US$0.5 million for the three and six month periods ended October 31, 2009.

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

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 Euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that the Company anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” the Company may have to record a charge in the future equal to the sum of its prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, the Company currently believes that the range of a potential charge that it could be required to recognize would be limited to $10.6 million, which amount represents the total of all solar cell prepayments and other advances made by the Company to Asola, plus the Company’s net investment in Asola at October 31, 2009.

Although the Company does not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the legal matter discussed above is resolved, the Company’s unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in Euros and in U.S dollars based on the currency exchange rate as of October 31, 2009) is as follows:

	Euros:	US Dollars:

Two months ended December 2009	€5,765,000	$8,536,000
Twelve months ended December 2010	8,110,000	12,008,000
Twelve months ended December 2011	15,720,000	23,275,000
Twelve months ended December 2012	15,220,000	22,535,000
Twelve months ended December 2013	14,620,000	21,646,000
Twelve months ended December 2014	13,920,000	20,610,000
Thereafter	39,955,000	59,157,000

Total	€113,310,000	$167,767,000

The Company provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola to meet its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by Asola’s majority shareholder, ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar Energy, Inc. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and matures upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although the Company considers the outstanding balance of the loan of $2.2 million to be fully collectible, the Company anticipates that Asola will not be able to repay the loan by the stated maturity date. Accordingly, the loan is reported in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2009 and October 31, 2009.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize advances it provides to Asola, the impacts of foreign currency translation and its share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the period beginning with the acquisition of the initial ownership stake on January 4, 2008 through October 31, 2009 is as follows:

U.S. Dollars:

Investment In and Advances to Affiliate:

Balance at April 30, 2009	$5,534,740
Foreign currency translation	184,760
Equity in earnings for the six months ended October 31, 2009	487,000

Balance at October 31, 2009	$6,206,500

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

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at both April 30, 2009 and October 31, 2009 was zero.

The Company has sourced certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. Included in current assets at both April 30, 2009 and October 31, 2009 on the accompanying consolidated balance sheets was $0.9 million in payments made by the Company for products and services not yet received from ALP.

Power Control and Design

On October 6, 2009, the Company acquired a 22% interest in Power Control and Design, Inc. (“PCD”) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets.

Shigan Quantum

On September 3, 2009, the Company acquired a 25% interest in Shigan Quantum Technologies PVT LTD (“Shigan Quantum”), a start-up company organized under India’s Corporate Act, in exchange for a cash payment of $54,000 that was paid on November 4, 2009. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using the Company’s technologies and variants thereof.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

5) Goodwill and Other Long-lived Assets

The Company’s goodwill of its continuing operations for the periods presented is all recorded in the Quantum Fuel Systems (QFS) reporting segment. Goodwill is not subject to amortization. There was no change in the carrying value of goodwill of its continuing operations during the three and six month periods ended October 31, 2009.

The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values of goodwill or other long-lived assets as of October 31, 2009.

6) Long-term Debt

Long-term debt consists of the following:

	April 30, 2009	October 31, 2009
Convertible Note I: $6,765,279 principal and $255,977 accrued interest in April 2009; $5,653,409 principal and $216,519 accrued interest in October 2009	$7,021,256	$5,869,928
Convertible Note II: $6,639,058 principal and $238,460 accrued interest in October 2009	—	6,877,518
Convertible Note III: $3,000,000 principal and $107,753 accrued interest, less discount of $211,051 in October 2009	—	2,896,702
Term Note A	7,600,000	—
Term Note B	10,000,000	10,000,000
Term Note C	7,877,930	1,799,680
Other obligations	168,481	145,898

Long-term debt, current and non-current	32,667,667	27,589,726
Less current portion	(14,127,337)	(16,518,775)

Long-term debt, non-current	$18,540,330	$11,070,951

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

October 31, 2009

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

During the second quarter of fiscal 2010, the holder converted $1.5 million of principal which the Company satisfied with the issuance to the holder of 2.2 million shares. The fair value of the embedded derivative instrument associated with the convertible note is reduced on a proportional basis to the amount of debt principal converted by the holder. For example, if 10% of the outstanding debt principal just prior to the conversion is converted, the Company reduces the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions during the second quarter of fiscal 2010, the derivative instrument was reduced by $1.3 million and a loss on the settlement of the debt principal and derivative instrument of $0.1 million was recognized, which represented the difference between the fair value of shares issued ($2.9 million) and the settlement of the liabilities ($1.5 million of debt principal and $1.3 million of derivative instrument).

On November 24, 2009, Convertible Note I was amended to change the maturity date from August 31, 2010 to March 31, 2011 (see Note 15).

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

Although the Company had the ability and the right to make any prepayments of principal or satisfy any scheduled principal installments in shares under Term Note A, the Company and its lender agreed to defer the scheduled May 15, 2009 principal installment payment and agreed to retime the installment payments and reduce the stated interest rate from 18.0% to 9.0%. Pursuant to an amendment executed on May 27, 2009, principal installments were revised to require monthly payments of $1.0 million effective beginning on June 15, 2009 and thereafter, until the balance was paid in full and the change in the stated interest rate was made effective as of May 20, 2009. In addition, the Company’s right to prepay the note in shares was revised to thereafter require that any prepayments could only be made in cash and the Company’s existing right to defer scheduled installment payments for up to two months was eliminated.

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

October 31, 2009

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

October 31, 2009

The Company determined that the amendments to Term Note B on July 10, 2009 were not substantial and did not represent an implied exchange of debt instruments that would require extinguishment accounting on the modification date.

On November 24, 2009, the Company paid down $3.9 million of the principal under Term Note B in shares of its common stock (see Note 15).

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

On August 3, 2009, the commitment was further amended. The significant amendments were as follows: (i) the Company’s right to exercise its option to borrow up to $10.0 million was restricted in part to only allow the Company to draw upon the commitment up to $2.5 million within any 30 day period. The effect of the modification was that the Company could still borrow up to $10.0 million; however, it would require four draw downs over a three month period to gain the entire proceeds from the commitment, and (ii) the conversion price under the convertible note structures of either the exercise of the borrowing by the Company or a put by the lender, was changed from “market price” to a fixed conversion price of $0.71 per share.

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

October 31, 2009

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

The Company determined that the written put option, which allows the lender to make a $10.0 million cash payment to the Company in exchange for a debt instrument in the form of a convertible note, is a derivative instrument that should be recognized and marked to market. The Company recognized charges of $7.6 million in the second quarter of fiscal 2010 in connection with the fair value of the written put option (see Note 7).

Shares in Lieu of Cash in Satisfaction of Principal Obligations

Each of the outstanding debt instruments allow the Company to pay the principal using shares of its common stock, subject to certain conditions specific to each debt instrument and as discussed further above.

The Company has issued shares through November 1, 2009 to its lender in satisfaction of certain required principal obligations under Term Note A and Term Note C based on 95% of the VWAP of the Company’s common stock for the five business days prior to the applicable payment dates pursuant to the terms of the debt instruments. The Company considered Term Note A and Term Note C to be “stock-settleable” instruments in accordance with ASC 480 as both instruments embodied unconditional obligations that the Company could settle by issuing a variable number of its shares and the value of the obligation was based on a fixed monetary amount that was known at inception. The Company performed a separate calculation each time it made a payment in shares under the term notes to determine whether the fair value of the shares provided exceeded the carrying value of the principal extinguished. To the extent that there was a difference, the Company recorded the amount immediately as a gain or loss on extinguishment of debt in accordance with ASC 470 and the corresponding offset was recorded as additional paid-in-capital for the issued shares. The differences that were required to be recorded in the Company’s first half of fiscal 2010 for the shares, representing a net loss on settlement of the debt of $0.4 million, is included as part of the loss on settlement of debt and derivative instruments on the condensed consolidated statement of operations.

Collateral and Covenants

The Company’s obligations under the debt instruments with it lender are secured by substantially all its assets. The Company was in compliance with all material covenants and other requirements of the debt instruments with its lender as of October 31, 2009.

Debt Maturities

On November 24, 2009, the Company and its lender agreed to certain further modifications to its credit facilities that are discussed above and in Note 15.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The table below shows scheduled maturities of the Company’s long-term debt for each of the next five year periods ending October 31. For disclosure purposes, the modifications executed on November 24, 2009 have been factored in. In addition, although the lender has the option to extend the scheduled maturity dates by three years on the amended Convertible Notes (I, II, and III), for purposes of this disclosure, the Company has used the scheduled maturity dates of March 31, 2011 for these three notes:

Maturities of Long-Term Debt
October 31:
2010	$11,849,355
2011	15,697,720
2012	26,099
2013	15,329
2014	1,223
Thereafter	—

$27,589,726

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis, which consist of certain embedded features contained within its debt instruments (see Note 6) and certain warrant contracts (see Note 9). The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs. The derivatives and their respective derivative values measured using Level 3 inputs as of April 30, 2009 and October 31, 2009 are as follows:

	As of April 30, 2009	As of October 31, 2009

Derivative instruments classified as current:
Embedded conversion features under convertible notes	$305,000	$15,308,000
Embedded principal multiplier feature under Term Note B	3,493,000	8,246,000
Warrant contracts issued in October 2006	4,395,000	5,922,000
Warrant contracts issued in June 2007	3,630,000	9,099,000
Warrant contracts issued in August 2008	3,375,000	9,824,000

	15,198,000	48,399,000
Derivative instruments classified as non-current:
Written Put Option under $10.0 million Lender Commitment	—	7,575,000
Warrant contracts issued in August & September 2009	—	2,395,000

	—	9,970,000

Total balance of derivative instruments	$15,198,000	$58,369,000

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

The Company determines the fair values of the derivative instrument liabilities associated with the written put option on the Lender Commitment and the warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the warrants based on complex mathematical formulas that assume that returns on the Company’s underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. The Company uses the Black-Scholes model to calculate the value of the written put option under the lender commitment, the June 2007 Warrants, the August 2009 Warrants and the September 2009 Warrants. For other warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), the Company utilizes the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the warrants. These random price paths are then averaged to determine the value of the warrants as of the reporting period date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The following table summarizes the changes in the fair value during the three and six month period ended October 31, 2009 for the derivative instrument liabilities using Level 3 inputs:

	Convertible Notes	Written Put Option	Term Note B	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants	Total

Balance at April 30, 2009	$305,000	$—	$3,493,000	$4,395,000	$3,630,000	$3,375,000	$—	$15,198,000

Origination of derivative instrument in connection with recognition of debt discount	280,000	—	—	—	—	—	—	280,000

Origination of derivative instruments in connection with contract modifications recognized in earnings	3,877,000	—	—	—	—	—	—	3,877,000

Change to existing derivative instrument in connection with contract modifications recognized in earnings	3,092,000	—	—	—	—	—	—	3,092,000

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(141,000)	—	(724,000)	498,000	273,000	56,000	—	(38,000)

Transfers in/(out) of Level 3	—	—	—	—	—	—	—	—

Balance at July 31, 2009	$7,413,000	$—	$2,769,000	$4,893,000	$3,903,000	$3,431,000	$—	$22,409,000

Origination of derivative instrument in exchange for cash	—	—	—	—	—	—	1,395,000	1,395,000

Change to existing derivative instrument in connection with contract modification recognized in earnings	—	2,570,000	—	—	—	—	—	2,570,000

Settlements associated with debt conversions and warrant exercises	(1,278,000)	—	—	(1,597,000)	—	—	—	(2,875,000)

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	9,173,000	5,005,000	5,477,000	2,626,000	5,196,000	6,393,000	1,000,000	34,870,000

Transfers in/(out) of Level 3	—	—	—	—	—	—	—	—

Balance at October 31, 2009	$15,308,000	$7,575,000	$8,246,000	$5,922,000	$9,099,000	$9,824,000	$2,395,000	$58,369,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2009 and October 31, 2009 were as follows:

	Convertible Notes	Written Put Option	Term Note B	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants
April 30, 2009:
Annual volatility (1)	81.2%	N/A	65.3%	70.1%	63.7%	66.8%	N/A
Risk-free rate	1.4%	N/A	2.4%	2.0%	2.0%	2.4%	N/A
Discount rate for cash payments	20.0%	N/A	20.0%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	N/A	0.0%	0.0%	0.0%	0.0%	N/A
VWAP or closing price of Quantum stock used	$0.72	N/A	$0.72	$0.76	$0.72	$0.72	N/A
Conversion / exercise price	$1.35	N/A	(2)	$1.50	$2.09	$4.00	N/A

October 31, 2009:

Annual volatility (1)	79.4%	65.0%	74.0%	75.2%	74.4%	71.1%	74.3%-87.8%
Risk-free rate	1.9%	0.4%	2.3%	2.3%	2.3%	2.7%	1.4%-2.3%
Discount rate for cash payments	16.5%	N/A	16.5%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Closing price of Quantum stock used	$1.19	$1.19	$1.19	$1.19	$1.19	$1.19	$1.19
Conversion / exercise price	$0.71	$0.71	(2)	$0.61	$2.09	$3.25	$0.85

(1)	Annual volatility is based on the historical average of the Company’s identified peer group for a period consistent with the remaining term of the contract.
(2)	Under the terms of the embedded principal multiplier feature, the minimum conversion price is $0.67, the maximum conversion price is $3.50, and the Company cannot use shares to settle the principal payments if its share price is less than $0.50 for payments after January 16, 2012.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

Changes in the Company’s product warranty liability for continuing operations are as follows (in thousands):

Balance at April 30, 2009	$223,493
Warranties issued during the period	—
Adjustments to pre-existing warranties	271,029
Settlements made during the period (1)	(269,258)

Balance at October 31, 2009	$225,264

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

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

Share-Based Compensation

The Company has included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Cost of product sales	$28,782	$4,556	$53,749	$9,780
Research and development	56,573	49,698	98,896	69,636
Selling, general and administrative	389,061	157,585	898,875	433,598

Total share-based compensation	$474,416	$211,839	$1,051,520	$513,014

Below is a summary of the options activity under the stock option plan for the six months ended October 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2009	4,738,561	$1.29
Granted	—	—
Exercised	(5,000)	$0.80
Forfeited	(97,917)	$0.84
Expired	(341,760)	$4.06

Options outstanding at October 31, 2009	4,293,884	$1.09	6.4	$775,633

Vested and expected to vest at October 31, 2009	3,820,078	$1.11	6.2	$624,020

Options exercisable at October 31, 2009	2,699,270	$1.20	5.3	$283,074

On May 1, 2009, an additional 2,928,839 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At October 31, 2009, there were 8,676,526 shares of common stock available for grant under the Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Dividend yield	n/a	n/a	0.0%	n/a
Expected life - years	n/a	n/a	5.8	n/a
Risk-free interest rate	n/a	n/a	3.4%	n/a
Expected volatility of common stock	n/a	n/a	85.1%	n/a

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Weighted average grant date fair value per share	none granted	none granted	$1.61	none granted
Intrinsic value of options exercised	$—	$2,250	$—	$2,250
Total fair value of options vested during the period	$408,970	$60,146	$986,459	$119,797

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

October 31, 2009

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

Further, the August 2009 Warrants and the September 2009 Warrants contain cashless warrant exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock. Under the accounting guidance of ASC 815, if an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, the Company considers these warrants to also be derivatives that are classified as non-current liabilities, recorded at fair value, and marked to market each period in accordance with the provisions of ASC 815, with the changes in fair values being recognized in the respective period’s statement of operations.

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2009 and October 31, 2009, and a summary of the changes in the fair values of those derivative instruments during the six months ended October 31, 2009 are disclosed in Note 7.

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

During the second quarter of fiscal 2010, the Company issued 1.1 million shares upon the exercise of 1.9 million warrants on a cashless basis by certain holders of the October 2006 Warrants.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

Warrant activity and warrants outstanding for the six month period ended October 31, 2009, reportable in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Instrument
	June 2006 Warrants	October 2006 Warrants	June 2007 Warrants	August 2008 Warrants	August 2009 Warrants	Sept 2009 Warrants		Totals
Warrants outstanding at April 30, 2009	880,504	3,380,521	15,000,000	13,500,000	—	—		32,761,025
Issued - original number	—		—	—	—	—		—
Issued - additional number	—	4,032,901	—	794,312	—	—		4,827,213
Exercised	—		—	—	—	—		—
Expired	—	—	—	—	—	—		—

Warrants outstanding at July 31, 2009	880,504	7,413,422	15,000,000	14,294,312	—	—		37,588,238
Issued - original number	—		—	—	640,901	2,395,418		3,036,319
Issued - additional number	—	870,815	—	2,356,561	—	—		3,227,376
Exercised	—	(1,916,102)	—	—	—	—		(1,916,102)
Expired	—		—	—	—	—		—

Warrants outstanding at October 31, 2009	880,504	6,368,135	15,000,000	16,650,873	640,901	2,395,418		41,935,831

Exercise Price, as of October 31, 2009	$3.94	$0.61	$2.09	$3.25	$0.85	$0.85
Expiration Date	June 2011	April 2014	Dec 2014	Aug 2015	Aug 2014	Sept 2014	(1)

(1)	0.7 million warrants expire in September 2012 and 1.7 million warrants expire in September 2014.

Shares Available

The number of undesignated shares available as of October 31, 2009 is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		248,000,000	2,000,000	20,000,000
Less shares issued and outstanding October 31, 2009		(129,976,608)	(999,969)	—
Less shares designated for issuance under:
Stock options		(4,293,884)	—	—
Warrants		(41,935,831)	—	—
Conversion of principal under convertible notes	(1)	(21,538,687)	—	—
Repayment of principal under Term Note B	(2)	(15,000,000)	—	—
Repayment of principal under Term Note C	(3)	(1,591,932)	—	—
Lender Commitment	(4)	(14,084,507)	—	—

Total shares designated for future issuance		(98,444,841)	—	—

Undesignated shares available		19,578,551	1,000,031	20,000,000

(1)	Represents number of shares upon conversion of $15.3 million of principal outstanding under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Repayment of principal in shares is at Company’s option, subject to certain conditions; represents maximum number of shares issuable when embedded principal multiplier is in effect.
(3)	Represents actual number of shares issued on November 2, 2009 in satisfaction of remaining outstanding balance under the note.
(4)	Represents the maximum possible shares issuable under the $10.0 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

Stockholders’ Equity (Deficit) Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity (deficit) for the six months ended October 31, 2009:

	Common Stock Shares	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2009	97,627,955	$5,132,304
Share-based compensation on stock option and restricted stock awards	—	513,014
Issuance of common stock in satisfaction of debt	11,127,029	9,280,878
Issuance of common stock related to private placement transaction	20,118,181	10,734,799
Issuance of common stock from option and warrant exercises	1,103,443	4,000
Foreign currency translation	—	644,060
Origination and settlement of derivative instruments	—	1,516,000
Net loss	—	(54,937,061)

Balance at October 31, 2009	129,976,608	$(27,112,006)

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Comprehensive loss, net of tax:
Net income (loss), as reported	$32,758,712	$(42,672,895)	$(6,249,116)	$(54,937,061)
Currency translation adjustments	—	288,456	—	644,060

Comprehensive loss, net of tax:	$32,758,712	$(42,384,439)	$(6,249,116)	$(54,293,001)

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

October 31, 2009

The chief operating decision maker allocates resources and tracks performance by the reporting segments. The Company evaluates performance based on profit or loss from operations before interest and income taxes.

Geographic Information

The Company’s long-lived assets as of April 30, 2009 and October 31, 2009 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, Asola, is based in Erfurt, Germany; and the Company’s affiliate, Fisker Automotive, is based in Irvine, California.

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009

Total Revenue
Quantum Fuel Systems	$7,404	$2,655	$11,135	$5,749
Corporate	—	—	—	—

Total	$7,404	$2,655	$11,135	$5,749

Operating Loss
Quantum Fuel Systems	$(94)	$(2,776)	$(3,393)	$(4,748)
Corporate	(2,565)	(1,849)	(5,471)	(4,428)

Total	$(2,659)	$(4,625)	$(8,864)	$(9,176)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$385	$425	$598	$612
Cost of product sales	(423)	(595)	(1,076)	(861)

Gross profit (loss)	$(38)	$(170)	$(478)	$(249)

Capital Expenditures
Quantum Fuel Systems	$2,231	$171	$3,729	$359
Corporate	—	—	—	—

Total	$2,231	$171	$3,729	$359

Depreciation
Quantum Fuel Systems	$469	$279	$987	$623
Corporate	3	10	6	21

Total	$472	$289	$993	$644

Amortization of Intangibles
Quantum Fuel Systems	$415	$—	$830	$—

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2009	October 31, 2009
Identifiable Assets
Quantum Fuel Systems	$46,404	$44,957
Corporate	13,479	20,940

	$59,883	$65,897

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009
Numerator for net income (loss) per share data - to common stockholders:
Basic	$32,758,712	$(42,672,895)	$(6,249,116)	$(54,937,061)
Adjustments for diluted net income (loss):
Interest expense	936,076	—	—	—
Fair value adjustments to derivative instruments	(18,284,000)	—	—	—

Diluted	$15,410,788	$(42,672,895)	$(6,249,116)	$(54,937,061)

Denominator for net income (loss) per share data - weighted-average shares
Basic	92,070,234	121,890,999	86,005,940	113,326,834
Adjustments for diluted weighted average shares:
Stock options	702,059	—	—	—

Shares issuable upon settlement of debt instruments:
Convertible Note I	18,571,046	—	—	—
Term notes	41,123,192	—	—	—

Diluted	152,466,531	121,890,999	86,005,940	113,326,834

Basic income (loss) per share:	$0.36	$(0.35)	$(0.07)	$(0.48)

Diluted income (loss) per share:	$0.10	$(0.35)	$(0.07)	$(0.48)

For the six month period ending October 31, 2009 shares of common stock potentially issuable upon the exercise of options, warrants and a convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2009

The following table sets forth the amount of shares excluded, in thousands, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Six Months Ended October 31,
	2008	2009
Stock options	5,928	4,294
Warrants	32,761	41,936
Convertible notes	7,898	21,539
Term notes	39,000	16,592
Lender Commitment	—	14,084

	85,587	98,445

12) Income Taxes

Income taxes associated with continuing operations for the six months ended October 31, 2009 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At October 31, 2009, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

13) Insurance Settlements

Property Damage Recovery

On September 22, 2007, a flood caused damages to the Company’s inventory, manufacturing equipment and a warehouse facility that is insured by the Company. The settlement payments to be received under the insurance claim were finalized as of October 31, 2008 in the amount of $3.8 million. The Company received the insurance benefits in installments on various dates since the date of the incident. The final payment in the amount of $0.6 million was received in November 2008. The Company recognized a gain of $1.2 million in the second quarter of fiscal 2009 which is included as a reduction to selling, general and administrative expense on the condensed consolidated statements of operations. The gain is primarily related to the difference between the insured values and carrying values of the damaged inventory and equipment. Insurance proceeds on the settlements are included in cash flows from operating activities on the condensed consolidated statements of cash flows.

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

14) Commitments and Contingencies

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

October 31, 2009

15) Subsequent Events

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

October 31, 2009

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

For the first half of fiscal 2009 and 2010, revenue related to contracts with Fisker Automotive represented 45% and 51%, and revenue related to sales of our products to and contracts with General Motors and its affiliates represented 18% and 9%, respectively, of our total consolidated revenue for these periods.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These temporary differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of October 31, 2009, our net deferred tax assets have been offset in full by a valuation allowance.

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

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 to the financial statements contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby we may have to pay cash upon settlement and that fact that the events that may require us to net-cash settle are deemed to be outside our control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. Therefore, the adoption of the new guidance under ASC 815 did not impact the accounting treatment of the October 2006 and August 2008 warrants. The August 2009 and September 2009 warrants (as discussed further in Note 9 to the financial statements) contain cashless warrant exercise provisions whereby the settlement calculation may incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares and are therefore not considered “indexed to the Company’s own stock” under the new guidance of ASC 815. As such, the August 2009 and September 2009 Warrants have been classified as derivative liabilities effective upon their issuance. The fair value of the derivative liabilities associated with warrants as of October 31, 2009 and the changes in fair value of the derivatives during the first half of fiscal 2010 are disclosed in Note 7 to the financial statements.

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

Results of Operations

First half of fiscal 2009 and 2010

Total revenues and operating loss for our business segments and gross profit (loss) on our product sales for the first half of fiscal 2009 and 2010 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2009	2008	2009

Total Revenue
Quantum Fuel Systems	$7,404	$2,655	$11,135	$5,749
Corporate	—	—	—	—

Total	$7,404	$2,655	$11,135	$5,749

Operating Loss
Quantum Fuel Systems	$(94)	$(2,776)	$(3,393)	$(4,748)
Corporate	(2,565)	(1,849)	(5,471)	(4,428)

Total	$(2,659)	$(4,625)	$(8,864)	$(9,176)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$385	$425	$598	$612
Cost of product sales	(423)	(595)	(1,076)	(861)

Gross profit (loss)	$(38)	$(170)	$(478)	$(249)

Revenues decreased $4.7 million, from $7.4 million in the second quarter of fiscal 2009 to $2.7 million in the second quarter of fiscal 2010, and decreased $5.4 million, from $11.1 million in the first half of fiscal 2009 to $5.7 million in the first half of fiscal 2010. The decrease in revenue for the second quarter and first half of fiscal 2010 is primarily related to delays on the behalf of Fisker Automotive in connection with the Fisker Karma development program versus the prior year periods.

Our overall operating loss increased $1.9 million, from $2.7 million in the second quarter of fiscal 2009 to $4.6 million in the second quarter of fiscal 2010, and increased $0.3 million, from $8.9 million in the first half of fiscal 2009 to $9.2 million in the first half of fiscal 2010. The increase in operating losses was primarily due to the lower revenues generated during fiscal 2010 as compared to the same prior year periods and the recognition of a non-recurring gain in the prior year periods related to an insurance settlement associated with facility damages.

Quantum Fuel Systems Segment

Product sales for the Quantum Fuel Systems segment remained level at $0.4 million in the second quarter of fiscal 2009 and fiscal 2010 and also remained level at $0.6 million in the first half of fiscal 2009 and fiscal 2010. We expect product revenue in the second half of fiscal 2010 to remain at a similar level to that realized in the first half of fiscal 2010.

Contract revenue for the Quantum Fuel Systems segment decreased $4.8 million, or 69%, from $7.0 million in the second quarter of fiscal 2009 to $2.2 million in the second quarter of fiscal 2010, and decreased $5.4 million, or 51%, from $10.5 million in the first half of fiscal 2009 to $5.1 million in the first half of fiscal 2010. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, OEM contracts, and other funded contract work with the U.S. military and other government agencies. We began the third phase of the Fisker Karma development program in April 2009, which includes services related to system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle near the end of Calendar 2010. We anticipate that overall contract revenues in fiscal 2010 will decline over the levels realized in fiscal 2009 primarily due to reduced levels of activities on the Fisker Karma development program during the first three quarters of fiscal 2010 resulting from delays in funding at Fisker Automotive related to the finalization of their Department of Energy loan. Although Fisker Automotive announced in September 2009 that they had received a conditional commitment from the U.S. Department of Energy (DOE) for $528 million in low interest loans that will be used by Fisker Automotive to complete the development of the Fisker Karma program and to develop a next-generation lower-cost plug-in hybrid vehicle, proceeds from the DOE loan commitment had not yet been made available to Fisker Automotive as of January 31, 2010. However, activities under the Fisker Karma program began to ramp up significantly near the end of January 2010 as a result of the completion of a $115 million private equity transaction announced by Fisker Automotive on January 15, 2010. As a result, we expect our contract revenues in the third quarter of fiscal 2010 will be consistent with the reduced quarterly levels realized in the first half of fiscal 2010 and then will increase in the fourth quarter of fiscal 2010.

For fiscal 2009, the first half of fiscal 2010, and for the foreseeable future, our affiliate, Fisker Automotive, represents a significant portion of our revenues. We anticipate that Fisker Automotive will represent a majority of our revenues during the second half of fiscal 2010.

Cost of product sales for the Quantum Fuel Systems segment increased $0.2 million, or 50%, from $0.4 million in the second quarter of fiscal 2009 to $0.6 million in the second quarter of fiscal 2010, and decreased $0.2 million, or 18%, from $1.1 million in the first half of fiscal 2009 to $0.9 million in the first half of fiscal 2010.

Gross profits on product sales for the Quantum Fuel Systems segment decreased $0.2 million from $0.0 million in the second quarter of fiscal 2009 to negative $0.2 million in the second quarter of fiscal 2010, and increased $0.3 million from a negative $0.5 million in the first half of fiscal 2009 to a negative $0.2 million in the first half of fiscal 2010. The negative gross margins in fiscal 2010 were primarily due to unabsorbed manufacturing overhead costs.

Research and development expense associated with development contracts decreased $2.8 million, or 60%, from $4.7 million in the second quarter of fiscal 2009 to $1.9 million in the second quarter of fiscal 2010, and decreased $3.2 million, or 43%, from $7.5 million in the first half of fiscal 2009 to $4.3 million in the first half of fiscal 2010. The decrease is primarily related to decreased levels of design and engineering activities associated with the Fisker Automotive Karma program during the first half of fiscal 2010.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.5 million, or 24%, from $2.1 million in the second quarter of fiscal 2009 to $1.6 million in the second quarter of fiscal 2010, and decreased $0.9 million, or 23%, from $3.9 million in the first half of fiscal 2009 to $3.0 million in the first half of fiscal 2010. The reduction in the fiscal 2010 periods is primarily due to cost reductions implemented over the past year.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $1.4 million, from negative $0.1 million in the second quarter of fiscal 2009 to $1.3 million in the second quarter of fiscal 2010, and increased $1.1 million or 92%, from $1.2 million in the first half of fiscal 2009 to $2.3 million in the first half of fiscal 2010. The increase during fiscal 2010 primarily relates to a $1.2 million non-recurring gain recognized during the second quarter of fiscal 2009 for an insurance settlement associated with facility damages.

Amortization and impairment of intangibles in the prior year periods relates to our strategic alliance agreement with General Motors. Amortization expense in the second quarter and first six months of fiscal 2009 was $0.4 million and $0.8 million, respectively. On January 31, 2009, the remaining unamortized balance of the intangible asset was written off in connection with an impairment analysis performed due to the deterioration of the automobile industry. As a result of the impairment, there was no amortization expense recognized in fiscal 2010.

Operating loss for the Quantum Fuel Systems segment increased $2.7 million, from $0.1 million in the second quarter of fiscal 2009 to $2.8 million in the second quarter of fiscal 2010, and increased $1.3 million, from $3.4 million in the first half of fiscal 2009 to $4.7 million in the first half of fiscal 2010. The increased losses were primarily due to lower levels of contract revenues generated. We expect the Quantum Fuel Systems segment to incur an operating loss in the third quarter of fiscal 2010 at a similar level as realized in the second quarter of fiscal 2010 with an improvement beginning in the fourth quarter of fiscal 2010 as a result of the anticipated ramp up of activities associated with the Fisker Karma development program.

Corporate Segment

Corporate expenses decreased by $0.8 million in the second quarter of fiscal 2010 from $2.6 million in fiscal 2009 to $1.8 million in fiscal 2010, and decreased by $1.1 million in the first half of fiscal 2010 from $5.5 million in fiscal 2009 to $4.4 million in fiscal 2010. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues increased to 77% for the first half of fiscal 2010 as compared to 49% for the first half of fiscal 2009. We expect the level of corporate expenses for the second half of fiscal 2010 to be similar to the levels incurred in the first half of fiscal 2010.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.8 million in the second quarter of fiscal 2010 as compared to $0.9 million realized in the second quarter of fiscal 2009 and $1.5 million in the first half of fiscal 2010 as compared to $1.8 million realized in the first half of fiscal 2009. Interest expense primarily relates to debt instruments payable to our current lender. Interest earned on cash deposits was $0.1 million for the first half of fiscal 2010 and was $0.1 million for the first half of 2009. The decline in expense during the fiscal 2010 periods is primarily related to lower levels of outstanding debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments consist of embedded features contained within our convertible notes, our Term Note B debt instrument, the written put option under the $10.0 million lender commitment, and warrant contracts referred to as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a loss of $34.9 million and $34.8 million in the second quarter and first half of fiscal 2010, respectively, compared to a gain of $35.3 million and $30.6 million in the second quarter and first half of fiscal 2009, respectively. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. The gain in fiscal 2009 and the loss in fiscal 2010 were primarily attributable to the significant decrease and then increase, respectively, in our share price during these periods that materially changed the fair value of the derivative instrument liabilities. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period, which amounts could be material.

Loss on Modification of Derivative Instruments. As a result of contractual modifications made in connection with the issuance of two new convertible debt instruments executed on July 10, 2009, the derivative features embedded within our existing and new convertible note instruments increased in fair value by $7.0 million. The increase in fair value of derivative instruments associated with convertible notes was recognized as a loss on modification of derivative instruments in the first quarter of fiscal 2010. In addition, on August 3, 2009 we modified the $10.0 million lender commitment by fixing the conversion price under the convertible note structure available to the lender under its written put option that previously had been a price that would equal the market price on the date of the potential put. This modification to set a fixed conversion price prior to the exercise of the lender’s put option resulted in an immediate charge of $2.6 million. See further discussion of the modifications in Note 6 of the financial statements.

Loss on Settlement of Debt and Derivative Instruments. During the second quarter of fiscal year 2010 our lender requested conversions of $1.5 million of debt principal under the provisions of a convertible note. In connection with the issuance of our common shares in satisfaction of the principal converted, portions of the derivative instrument liability associated with the conversion feature were also extinguished in the total amount of $1.3 million. The difference between the fair values of the shares issued ($2.9 million on the settlement dates) and the extinguishment of the debt principal ($1.5 million) and the derivative liability ($1.3 million) was recognized as a loss on settlement of $0.1 million. During the first half of fiscal year 2010 we also repaid $7.3 million of term debt principal in shares of our common stock which had a fair value of $7.7 million on the settlement dates. The difference between the fair values of the shares issued and the reduction of the principal during the first half of fiscal 2010 was recognized as a loss on settlement of $0.4 million.

Equity in Earnings of Affiliates. We recognized $0.4 million and $0.5 million in the three and six months ended October 31, 2009, respectively, representing our equity share in earnings of our affiliate, Asola. Our ownership in our affiliates, Fisker Automotive and ALP, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive or ALP under the equity method as our net investment balances in these affiliates are zero and we have no obligation to fund deficit balances of those businesses. Our equity in earnings or losses of the operating activities of PCD and Shigan Quantum were not significant during the first half of fiscal 2010.

Other income(expense). No significant other income or expense transactions were recognized during the first half of fiscal 2010 as compared to other income of $2.0 million recognized in the second quarter of fiscal 2009 in connection with a life insurance settlement payment that was received.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the second half of fiscal 2010.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first half of fiscal 2010 was $9.2 million as compared to $7.6 million used during the first half of fiscal 2009. The cash used during the first half of 2010 is primarily due to a net loss from operations of $8.8 million before the non-cash effects of changes in fair value of derivative instruments, depreciation, and amortization, impairment of intangible asset, share-based compensation charges, and other items. We used $0.4 million in cash as a result of net changes in operating assets and liabilities. We expect that the level of cash required to be used for operations during the second half of fiscal 2010 will be less than the level of cash used during the first half of fiscal 2010.

Net cash used in investing activities during the first half of fiscal 2010 was $0.5 million as compared to net cash used of $8.2 million during the first half of fiscal 2009. Cash used for investing activities in fiscal 2010 was primarily for capital equipment purchases and cash used in fiscal 2009 was primarily related to payments provided to Asola totaling $4.1 million and capital equipment purchases of $3.7 million.

Net cash provided by financing activities during the first half of fiscal 2010 was $13.7 million as compared to $25.3 million during the first half of fiscal 2009. Cash provided during fiscal 2010 consisted principally of net proceeds of $10.7 million from a private placement transaction that was completed in September 2009 and $3.0 million in proceeds received from our lender in July 2009 under a new convertible note arrangement.

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

Debt Obligations

As discussed further in Notes 6 and 15 of the notes to the financial statements, we have $27.4 million of outstanding principal and interest balances on debt instruments with our lender as of October 31, 2009; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through March 11, 2011 in shares of our common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands are considered outside of our control and as such, require us to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is theoretically possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that we potentially default on certain provisions contained within the debt instruments. As such, our debt obligations with our lender, in addition to derivative liabilities associated with the debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of the liabilities is not expected to require cash or other working capital within that period. Further, ASC Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the debt principal outstanding at October 31, 2009, amounting to $11.1 million, was settled in shares of our common stock subsequent to the fiscal 2010 second quarter end. As a result, we have classified the portion of our debt settled in shares after the balance sheet date as a non-current liability at October 31, 2009 and the remaining principal amounts owed to the lender of $16.3 million, in addition to the fair value of the derivative instruments associated with the debt of $23.6 million, as current liabilities on the Consolidated Balance Sheet at October 31, 2009. We also have derivative instruments associated with warrant contracts with a fair value of $24.8 million at October 31, 2009 that we classify as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

On November 24, 2009, we and our lender agreed to modify the maturity date for each of the three convertible notes referred to above to March 31, 2011 in connection with a consent fee arrangement. Under the consent fee arrangement that is more fully described in Note 15 of the notes to the financial statements, our lender agreed to give its consent to us to enter into a definitive business combination agreement to acquire all the shares of Schneider Power in a stock-for-stock exchange. The consent fee is $3.0 million unless the acquisition arrangement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid by delivery of a promissory note (the “Consent Fee Note”). The Consent Fee Note is subject to upward adjustment (up to a maximum of $6.0 million) and we have the option to pay the amount due under the Consent Fee Note in cash or in shares of our common stock; provided, however, to pay using shares the volume weighted average share price for the five (5) business days immediately preceding the date that a demand or call is made (“VWAP Price”) must be at least $0.50. The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if our VWAP Price would be below $0.50 at the time of the demand.

Liquidity

Our principal sources of liquidity amount to $16.6 million, consisting of $6.6 million of cash and cash equivalents at October 31, 2009 and $10.0 million of committed funding from our lender that is available to be drawn on through March 31, 2011.

The ratio of current assets to current liabilities decreased from 0.3 as of April 30, 2009 to 0.2 as of October 31, 2009. Our current liabilities exceed our current assets as of April 30, 2009 and October 31, 2009 primarily as a result of debt principal obligations and derivative instruments that are required to be classified as current liabilities under GAAP because there is a chance that they may require cash settlement over the next 12 months; however, we do not anticipate that we will be required to use cash to settle the debt principal and derivative instruments prior to at least October 31, 2010. During fiscal 2010, our total working capital deficit increased by $30.8 million, from a deficit of $24.4 million at April 30, 2009 to a deficit of $55.2 million at October 31, 2009. The change was mainly due to an increase in the fair value of our derivative instrument liabilities that are required to be classified as current, from $15.2 million as of April 30, 2009 to $48.4 million as of October 31, 2009.

For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments. Even though we have classified a total of $48.4 million of debt obligations and derivative instrument liabilities as current liabilities at October 31, 2009, we do not anticipate that we will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to October 31, 2010. We also expect to be able to maintain compliance with the provisions of our debt instruments through at least October 31, 2010.

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $16.9 million and $9.2 million in cash for our operating activities during the twelve-month period of fiscal 2009 and the first six months of fiscal 2010, respectively. From our inception through October 31, 2009, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plans and intentions to fund our operations.

Although our current operating plan anticipates increased revenues and improved profit margins over the next two years, we have experienced a decline in revenues during the first three quarters of fiscal 2010 that has required us to continue to use a significant amount of cash in our operations and may require us to use, over the course of the entire 2010 fiscal year, a level of cash that approaches the actual amount used for operations during fiscal 2009. Based on current projections and estimates, we believe that our available working capital and principal sources of liquidity are sufficient to fund our operating activities and obligations through at least October 31, 2010. To meet these funding requirements, we will have to draw down on some or all of the unconditional commitment from our lender or alternatively raise additional capital through public or private offerings of equity or debt securities.

Although we believe we have sufficient available capital to cover our existing operations and obligations through at least October 31, 2010, we will need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete our planned $12 million solar module manufacturing operation in Irvine, California and we will need to raise additional capital to further develop the next generation of our Q-Drive hybrid electric propulsion system. We anticipate that we will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through the U.S. Department of Energy’s Advanced Technology Vehicles Manufacturer Assistance Program or other governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability by us to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If we are unable to secure the additional funding we need, we may need to curtail our operations or take other actions in order to continue to operate as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with our convertible notes, lender commitment and our Term Note B debt obligations (as further described in Note 7 of the financial Statements) and warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009 (as further described in Note 9 of the financial statements). The share price of our common stock represents the “underlying” variable that primarily gives rise to the value of our derivative instruments. In accordance with U.S. GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $1.19 per share on October 31, 2009, the fair value of our derivative instruments would increase and a charge in the amount of $9.8 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at Oct 31, 2009	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Embedded conversion feature under convertible notes	$15,308,000	$3,347,000	$18,655,000
Embedded principal multiplier feature under Term Note B	8,246,000	1,742,000	9,988,000
Written Put Option under $10.0 million Lender Commitment	7,575,000	1,500,000	9,075,000
Warrant contracts issued in October 2006	5,922,000	567,000	6,489,000
Warrant contracts issued in June 2007	9,099,000	1,301,000	10,400,000
Warrant contracts issued in August 2008	9,824,000	999,000	10,823,000
Warrant contracts issued in Aug/Sept 2009	2,395,000	311,000	2,706,000

	$58,369,000	$9,767,000	$68,136,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The exchange rate was one euro equal to 1.48 U.S. dollars as of October 31, 2009. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro or US$167.8 million based on the currency exchange rate at October 31, 2009; a 10% decline in the U.S. dollar against the euro could require us to pay an additional US$16.8 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of October 31, 2009, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first half of fiscal 2010.

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

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that we anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of December 2009 and the associated uncertainty with forecasting future market prices over an eight year period; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $10.6 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at October 31, 2009.

We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt.

We anticipate establishing a $12 million solar photovoltaic module manufacturing operation in Irvine, California during fiscal 2010. As of October 31, 2009, this operation has used approximately $2 million to initiate construction of manufacturing equipment and will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational. We do not plan to acquire these assets until we raise a level of additional capital to be able to fund these new assets and maintain sufficient levels of working capital for our overall business (see Liquidity).

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

We evaluate the warrants provided in connection with each of our private placements or public offerings in accordance with ASC 815 and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006 due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds from the June 2006 transaction that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 have been classified as permanent equity. The classification as equity for the June 2006 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

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

Not Applicable.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2009.

10.1	Third Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 6, 2009).

10.2	Amended and Restated $6.6 Million Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 6, 2009).

10.3	Amended and Restated $3.0 Million Convertible Promissory Note (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on August 6, 2009).

10.4	Amended and Restated $10 Million Commitment Letter (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on August 6, 2009).

10.5	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 7, 2009).

10.6	Form of Warrant (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 7, 2009).

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.8	Investor Form of Warrant (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.9	Form of Three Year Warrant Issued to JP Turner (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.10	Form of Retainer Warrant Issued to JP Turner (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

10.11	Lease Agreement, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporate herein by reference to Exhibit 10.13 of Registrant’s Annual Report on Form 10-K filed on January 26, 2010).

10.12	First Lease Amendment, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporated herein by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K filed on January 26, 2010).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.