Form 10-Q
period 2010-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE INC
filed 2010-03-12
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 8, 2010:

145,737,490 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	January 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,621,215	$4,121,273
Accounts receivable from affiliate	2,430,093	1,700,048
Accounts receivable from non-affiliates, net	2,891,825	1,181,332
Inventories, net	3,050,953	1,977,182
Prepaids and other current assets	782,001	1,634,753

Total current assets	11,776,087	10,614,588

Property and equipment, net	6,880,130	6,336,653
Investment in and advances to affiliates	5,534,740	6,298,151
Goodwill	30,400,000	30,400,000
Prepayments to affiliate	4,845,400	5,045,256
Deposits and other assets	446,447	366,516

Total assets	$59,882,804	$59,061,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,408,330	$3,092,774
Accrued payroll obligations	1,263,816	1,028,346
Deferred revenue from non-affiliates	299,187	372,662
Accrued warranties	223,493	165,418
Derivative instruments	15,198,000	19,758,000
Other accrued liabilities	1,690,007	1,885,372
Current portion of long-term debt	14,127,337	17,428,772

Total current liabilities	36,210,170	43,731,344

Long-term debt, net of current portion	18,540,330	3,276,642
Derivative instruments	—	6,321,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding at April 30, 2009 and January 31, 2010	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2009 and January 31, 2010	1,000	1,000

Common stock, $.001 par value; 248,000,000 shares authorized; 97,627,955 issued and outstanding at April 30, 2009 and 144,987,490 issued and outstanding at January 31, 2010	97,628	144,987
Additional paid-in-capital	331,521,501	372,637,221
Accumulated deficit	(325,722,239)	(366,510,455)
Accumulated other comprehensive loss	(765,586)	(540,575)

Total stockholders’ equity	5,132,304	5,732,178

Total liabilities and stockholders’ equity	$59,882,804	$59,061,164

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Revenue:
Net product sales	$215,873	$474,803	$814,134	$1,086,960
Contract revenue from affiliate	4,344,667	330,667	9,342,108	3,241,718
Contract revenue from non-affiliates	1,320,353	673,966	6,859,514	2,899,644

Total revenue	5,880,893	1,479,436	17,015,756	7,228,322

Costs and expenses:
Cost of product sales	448,725	329,189	1,524,977	1,190,732
Research and development	7,316,005	2,939,888	18,709,537	10,244,100
Selling, general and administrative	3,870,302	4,297,651	10,569,428	11,056,749
Amortization and impairment of intangible asset	6,190,719	—	7,020,607	—

Total costs and expenses	17,825,751	7,566,728	37,824,549	22,491,581

Operating loss	(11,944,858)	(6,087,292)	(20,808,793)	(15,263,259)

Interest expense, net	(886,037)	(769,206)	(2,731,419)	(2,222,422)
Fair value adjustments of derivative instruments	(5,066,000)	24,902,000	25,543,000	(9,930,000)
Loss on modification of debt and derivative instruments	—	(5,076,000)	(23,834,000)	(14,615,000)
Gain (loss) on settlement of debt and derivative instruments, net	141,000	1,123,610	(4,294,000)	722,239
Equity in earnings (losses) of affiliates, net	(793,250)	64,000	(672,000)	551,000
Other income (expense), net	—	(7,308)	1,999,751	(27,774)

Income (loss) before income tax expense	(18,549,145)	14,149,804	(24,797,461)	(40,785,216)

Income tax expense	(400)	(959)	(1,200)	(3,000)

Net income (loss)	$(18,549,545)	$14,148,845	$(24,798,661)	$(40,788,216)

Per share data - Net income (loss):
Basic	$(0.19)	$0.10	$(0.28)	$(0.33)
Diluted	$(0.19)	$0.02	$(0.28)	$(0.33)

Weighted average shares outstanding:
Basic	97,629,241	141,487,633	89,880,374	122,713,767
Diluted	97,629,241	172,556,058	89,880,374	122,713,767

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(24,798,661)	$(40,788,216)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	2,693,944	942,830
Impairment of intangible asset	5,775,775	—
Share-based compensation charges	1,521,777	722,681
Fair value adjustments of derivative instruments	(25,543,000)	9,930,000
Loss on modification of debt and derivative instruments	23,834,000	14,615,000
Loss (gain) on settlement of debt and derivative instruments	4,294,000	(722,239)
Provision for inventory obsolescence	1,013,945	348,169
Other non-cash items	1,525,050	1,111,752
Changes in operating assets and liabilities:
Accounts receivable	4,278,648	2,440,538
Prepayments to affiliates	(4,666,450)	—
Inventories	998,558	725,602
Other assets	(122,977)	(275,008)
Accounts payable	(356,502)	(315,556)
Deferred revenue and other accrued liabilities	(3,781,173)	202,589

Net cash used in operating activities	(13,333,066)	(11,061,858)

Cash flows from investing activities:
Purchases of property and equipment	(4,538,276)	(399,353)
Investment in and advances to affiliates	(4,863,000)	(165,000)
Advances to non-affilliate	—	(600,000)
Other	(67,823)	—

Net cash used in investing activities	(9,469,099)	(1,164,353)

Cash flows from financing activities:
Borrowings on notes and other obligations	7,614,776	3,021,610
Payments on notes and other obligations	(1,499,067)	(34,139)
Proceeds from issuance of common stock, net of transaction fees	10,434,471	9,339,798
Proceeds from issuance of warrants classified as derivative instruments	7,290,000	1,395,000
Proceeds from exercise of warrants and options	600,000	4,000

Net cash provided by financing activities	24,440,180	13,726,269

Net increase (decrease) in cash and cash equivalents	1,638,015	1,500,058
Cash and cash equivalents at beginning of period	6,023,715	2,621,215

Cash and cash equivalents at end of period	$7,661,730	$4,121,273

See accompanying notes to condensed consolidated financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

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

The Company also holds ownership interests in certain unconsolidated affiliates that are accounted for under the equity method of accounting. These interests include: (i) on September 3, 2009, the Company acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (ii) on October 6, 2009, the Company acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iii) on January 4, 2008, the Company acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, (iv) on August 7, 2007, the Company co-founded Fisker Automotive, Inc. (Fisker Automotive), a joint venture based in Irvine, California, with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles, and (v) on March 24, 2006, the Company obtained an ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia, that was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. See further discussion of investments in affiliates at Note 4.

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

January 31, 2010

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to fiscal year 2009 to conform to the fiscal year 2010 presentation.

In preparing the consolidated financial statements, the Company has evaluated subsequent events. Subsequent events are events that occur after the balance sheet date but before the condensed consolidated financial statements are issued or are available to be issued.

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

Liquidity

The Company’s principal sources of liquidity amount to $14.1 million, consisting of $4.1 million of cash and cash equivalents at January 31, 2010 and $10.0 million of committed funding from the Company’s lender (see Note 6) that is available to be drawn on through March 31, 2011.

As discussed further in Note 6, the Company had $20.6 million of outstanding principal and interest balances on debt instruments with its lender as of January 31, 2010; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through at least March 11, 2011 in shares of the Company’s common stock, subject to certain restrictions. Certain of the restrictions on the use of shares to settle debt principal conversions or demands on the Company’s three convertible notes and a term note referred to as Term Note B are considered outside the control of the Company and, as such, require the Company to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that the Company potentially defaults on certain provisions contained within the debt instruments. As such, the Company’s debt obligations under the three convertible notes and Term Note B (with a combined balance of $17.9 million), in addition to derivative liabilities associated with these debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of these liabilities is not expected to require cash or other working capital within that period. Further, Accounting Standards Codification (ASC) Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the principal under Term Note B outstanding at January 31, 2010, amounting to $0.5 million, was settled in shares of the Company’s common stock subsequent to the fiscal 2010 third quarter end. As a result, the Company has classified $17.4 million of the outstanding obligations under the three convertible notes and Term Note B, in addition to the fair value of the derivative instruments associated with the debt of $7.1 million, as current liabilities on the Consolidated Balance Sheet at January 31, 2010. The Company also has derivative instruments associated with warrant contracts with a fair value of $12.6 million at January 31, 2010 that it classifies as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

For purposes of liquidity disclosures, the Company assesses the likelihood that it has sufficient available working capital and other principal sources of liquidity to fund its operating activities and obligations as they become due and the likelihood that it will be able to maintain compliance with the required provisions contained within its debt instruments. Even though the Company has classified a total of $37.1 million of debt obligations and derivative instrument liabilities associated with its lender and its warrant holders as current liabilities at January 31, 2010, the Company does not anticipate that it will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to at least January 31, 2011. The Company also expects to be able to maintain compliance with the provisions of its debt instruments through at least January 31, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The Company has incurred recurring operating losses and negative cash flows from its operating activities. The Company has used $16.9 million and $11.1 million in cash for its operating activities during the twelve-month period of fiscal 2009 and the first nine months of fiscal 2010, respectively. From its inception through January 31, 2010, the Company has funded its operations and strategic investments primarily with proceeds from public and private offerings of its common stock and borrowings with financial institutions and its current lender. The Company’s historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund its operations.

Although the Company’s current operating plan anticipates increased revenues and improved profit margins over the next two years, it continues to use a significant amount of cash in its operations and anticipates to use, over the course of the entire 2010 fiscal year, a level of cash that is slightly less than the actual amount used for operations during fiscal 2009. Based on current projections and estimates, the Company believes that its available working capital and principal sources of liquidity will not be sufficient to fund its operating activities and obligations through January 31, 2011 and as such, the Company will require approximately $5 million in additional capital to be raised through public or private offerings of equity or debt securities over the next year.

In addition to the need to raise sufficient capital to cover its existing operations and obligations through January 31, 2011, the Company will also need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete its planned $12 million solar module manufacturing operation in Irvine, California and it will need to raise additional capital to further develop the next generation of its Q-Drive hybrid electric propulsion system. The Company anticipates that it will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans; however, the Company cannot provide any assurances that it will be able to secure additional funding on terms acceptable to it, if at all. In addition, the Company will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability of the Company to achieve its current operating plan and raise capital to cover working capital shortfalls would have a material adverse affect on its ability to meet its obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If the Company is unable to secure the additional funding it needs, it may need to curtail its operations or take other actions in order to continue to operate as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing the level of liquidity needed through January 31, 2011, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods and provisions for warranty claims, among others. The markets for the Company’s products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of the Company’s assets. Actual results could differ from those estimates.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 470, “Debt” (ASC 470). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result of the embedded multiplier features, share settlement provisions and the below market interest rate structures, the Company considers both Term Note B, originally issued on January 16, 2008, and the Consent Fee Term Note, issued on November 24, 2009, to be convertible debt instruments in applying applicable accounting guidance (see Note 6). The Company may settle these instruments in cash or shares, and as such, these notes are within the scope of ASC 470. However, due to certain contractual provisions contained within Term Note B and the Consent Fee Term Note, the embedded features under the two notes are classified as liabilities and measured at fair value under the guidance of ASC 815 (discussed below). As such, the adoption of ASC 470 did not have a material impact on the Company’s financial position or results of operations.

Effective May 1, 2009, the Company adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The remaining outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby the Company may have to pay cash upon settlement and it is outside the Company’s control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. The adoption of the new guidance under ASC 815 therefore, did not impact the accounting treatment of the October 2006 and August 2008 warrants. The August 2009 and September 2009 warrants (as discussed further in Note 9) contain cashless warrant exercise provisions whereby the settlement calculation may incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares and are therefore not considered “indexed to the Company’s own stock” under the new guidance of ASC 815. As such, the August 2009 and September 2009 Warrants have been classified as derivative liabilities effective upon their issuance. The fair value of the derivative liabilities associated with warrants as of January 31, 2010 and the changes in fair value of the derivatives during the first nine months of fiscal 2010 are disclosed in Note 7.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820. The Company adopted this statement effective November 1, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial position or results of operations.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

2) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2009	January 31, 2010
Customer accounts billed	$3,468,363	$447,901
Customer accounts unbilled	2,298,158	2,514,957
Allowance for doubtful accounts	(444,603)	(81,478)

Accounts receivable, net	5,321,918	2,881,380

Less: accounts receivable from affiliate	(2,430,093)	(1,700,048)

Accounts receivable from non-affiliates, net	$2,891,825	$1,181,332

The portion of accounts receivable that is due from affiliate is associated with unbilled amounts due from Fisker Automotive. The Company assesses the collectibility of receivables associated with its customers on an ongoing basis.

3) Inventories

Inventories consist of the following:

	April 30, 2009	January 31, 2010
Materials and parts	$4,341,370	$3,692,609
Work-in-process	1,032	3,307
Finished goods	973,819	894,703

	5,316,221	4,590,619
Less: provision for obsolescence	(2,265,268)	(2,613,437)

Inventories, net	$3,050,953	$1,977,182

During the first nine months of fiscal 2010, the Company increased its provision for obsolescence reserves associated with specific hydrogen fuel system component parts and materials as it expects that future sales to General Motors and other OEMs of its automotive fuel system products utilizing hydrogen components will continue to be negatively impacted as a result of the current unfavorable economic conditions being experienced in the automotive industry.

4) Investments in Affiliates

Fisker Automotive

On August 7, 2007, the Company and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Upon formation, the Company owned 62.0% of Fisker Automotive. Fisker Automotive has raised a level of capital that has resulted in the dilution of the Company’s direct ownership interest to 21.5% at April 30, 2009 and to 1.5%, on a fully diluted basis, as of January 31, 2010.

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

January 31, 2010

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

Fisker Automotive has an accumulated deficit since inception through January 31, 2010 as a result of funding the design and development activities for its vehicle platforms. The Company has not contributed any cash or other assets with a historical cost basis to the venture and has no obligation to fund deficit balances. As a result, the Company’s initial investment balance and balances as of April 30, 2009 and January 31, 2010 are zero and there is no equity in losses of the affiliate to be reported in the Company’s condensed consolidated statement of operations for the three and nine month periods ended January31, 2009 and 2010.

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

The Company has received $17.4 million in cash from Fisker Automotive and has recognized $19.1 million in cumulative contract revenue through January 31, 2010 of which $0.3 million was recognized during the third quarter of fiscal 2010 and $3.2 million was recognized during the first nine months of fiscal 2010. Revenue recognized in excess of billings of $1.7 million as of January 31, 2010 is disclosed as “Customer accounts unbilled” in Note 2 and classified as part of “Accounts receivable from affiliate” on the accompanying consolidated balance sheet.

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

On December 28, 2009, the Company provided Asola with written notice that it was exercising its right to increase its ownership interest from 24.9% to 32.66%. With respect to the notice, Asola informed the Company that it believes the Company no longer has a legally enforceable option to increase its ownership to 32.66%. Although the Company believes its option is legally enforceable, the Company is currently evaluating the impact such exercise may have on certain material contracts to which Asola is a party and has reserved its right to withdraw the exercise until its evaluation is complete.

The conversion rate of one euro to one U.S. dollar was 1.33 to 1 as of April 30, 2009 and 1.39 to 1 as of January 31, 2010. The Company accounts for its equity interest in Asola under the equity method of accounting in accordance with ASC Topic No. 323 “Investments – Equity Method and Joint Ventures” (ASC 323). Although Asola is a variable interest entity, the Company is not considered the primary beneficiary as defined by ASC 810 “Consolidation.”

On May 8, 2008, the Company paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above. In August 2008, the Company satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar Energy, Inc. to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

The Company’s equity in net earnings of Asola was US$0.1 million and US$0.6 million for the three and nine month periods ended January 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

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

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 Euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that the Company anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” the Company may have to record a charge in the future equal to the sum of its prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of January 2010 and the associated uncertainty with forecasting future market prices over an eight year period; however, the Company currently believes that the range of a potential charge that it could be required to recognize would be limited to $10.3 million, which amount represents the total of all solar cell prepayments and other advances made by the Company to Asola, plus the Company’s net investment in Asola at January 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Although the Company does not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the legal matter discussed above is resolved, the Company’s unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide its share of prepayments to Asola over the next five years (in Euros and in U.S dollars based on the currency exchange rate as of January 31, 2010) is as follows:

	Euros:	US Dollars:

Twelve months ended December 2010	€13,875,000	$19,240,000
Twelve months ended December 2011	15,720,000	21,799,000
Twelve months ended December 2012	15,220,000	21,106,000
Twelve months ended December 2013	14,620,000	20,274,000
Twelve months ended December 2014	13,920,000	19,303,000
Thereafter	39,955,000	55,406,000

Total	€113,310,000	$157,128,000

The Company provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola to meet its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by Asola’s majority shareholder, ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar Energy, Inc. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and matures upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although the Company considers the outstanding balance of the loan of $2.2 million to be fully collectible, the Company anticipates that Asola will not be able to repay the loan by the stated maturity date. Accordingly, the loan is reported in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2009 and January 31, 2010.

The Company recorded its initial investment in Asola at cost and adjusts the carrying amount of the investment to recognize advances it provides to Asola, the impacts of foreign currency translation and its share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the period beginning with the acquisition of the initial ownership stake on January 4, 2008 through January 31, 2010 is as follows:

U.S. Dollars:

Investment In and Advances to Asola:

Balance at April 30, 2009	$5,534,740
Foreign currency translation	47,411
Equity in earnings for the nine months ended January 31, 2010	551,000

Balance at January 31, 2010	$6,133,151

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

January 31, 2010

The Company accounts for its equity stake in ALP under the equity method of accounting. Although ALP is a variable interest entity as defined by ASC 810, the Company is not the primary beneficiary as defined by ASC 810 as it is not required to absorb a majority of current and potential future losses or to be considered the primary beneficiary of a gain generated by ALP.

ALP has incurred a level of accumulated losses to date such that the Company’s share of the losses exceeds the Company’s total investment in ALP. The Company has no obligation to fund deficit balances. As a result, the Company’s investment balance at both April 30, 2009 and January 31, 2010 was zero.

The Company has sourced certain advanced battery components and services from ALP in connection with its various ongoing development programs including the Fisker Automotive and military programs. Included in current assets at both April 30, 2009 and January 31, 2010 on the accompanying consolidated balance sheets was $0.9 million in payments made by the Company for products and services not yet received from ALP.

Power Control and Design

On October 6, 2009, the Company acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. The Company has not recognized any equity in earnings of PCD during fiscal 2010 as the operating activities of this affiliate have been minor to date.

Shigan Quantum

On September 3, 2009, the Company acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for a cash payment of $54,000 that was paid on November 4, 2009. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using the Company’s technologies and variants thereof. The Company has not recognized any equity in earnings of Shigan Quantum during fiscal 2010 as the operating activities of this affiliate have been minor to date.

5) Goodwill and Other Long-lived Assets

The Company’s goodwill of its continuing operations for the periods presented is all recorded in the Quantum Fuel Systems (QFS) reporting segment. Goodwill is not subject to amortization. There was no change in the carrying value of goodwill of its continuing operations during the three and nine month periods ended January 31, 2010.

The Company believes that no event or circumstance currently exists that would indicate impairment of the carrying values of goodwill or other long-lived assets as of January 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

6) Long-Term Debt

Long-term debt consists of the following:

	April 30, 2009	January 31, 2010
Convertible Note I: $6,765,279 principal and $255,977 accrued interest in April 2009; $4,588,924 principal, $44,821 accrued interest and $408,667 of unamortized premium in January 2010	$7,021,256	$5,042,412
Convertible Note II: $4,248,595 principal, $41,497 accrued interest and $373,797 of unamortized premium in January 2010	—	4,663,889
Convertible Note III: $1,919,818 principal, $18,751 accrued interest and $168,908 of unamortized premium in January 2010	—	2,107,477
Term Note A	7,600,000	—
Term Note B	10,000,000	6,058,684
Term Note C	7,877,930	—
Consent Fee Term Note: $3,000,000 principal, less discount of $323,000 in January 2010	—	2,677,000
Other obligations	168,481	155,952

Long-term debt, current and non-current	32,667,667	20,705,414
Less current portion	(14,127,337)	(17,428,772)

Long-term debt, non-current	$18,540,330	$3,276,642

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

January 31, 2010

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

On November 24, 2009, Convertible Note I, together with Convertible Note II and Convertible Note III (discussed below), were amended to change the maturity dates from August 31, 2010 to March 31, 2011. All three of these convertible notes have the same remaining contractual terms and provisions. The Company determined that the amendments to the three convertible notes on November 24, 2009, in combination with the issuance of new debt (see “Consent Fee Term Note”) and modifications to other debt instruments (discussed below) that were negotiated together, represented an implied exchange of debt instruments in accordance with ASC 470. As a result, the Company recognized a combined loss on modification of debt and derivative instruments of $5.1 million on November 24, 2009, of which $1.3 million represented the amount associated with the implied exchange of the convertible notes.

During the first nine months of fiscal 2010, the holder converted a combined total of $6.9 million of principal under the three convertible notes ($0.51 million, $1.03 million and $1.37 million under Convertible Note I on September 23, 2009, October 13, 2009 and November 24, 2009, respectively; $2.72 million under Convertible Note II on November 24, 2009, and $1.23 million under Convertible Note III on November 24, 2009) which the Company satisfied with the issuance to the holder of a combined total of 9.7 million shares. The fair value of the embedded derivative instruments associated with the convertible notes is reduced on a proportional basis to the amount of debt principal converted by the holder. For example, if 10% of the outstanding debt principal just prior to the conversion is converted, the Company reduces the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions during the first nine months of fiscal 2010, the derivative instruments were reduced by $6.9 million and a net gain on the settlement of the debt principal and derivative instruments of $1.4 million was recognized, which represented the difference between the fair value of shares issued ($12.4 million) and the settlement of the liabilities ($6.9 million of debt principal and $6.9 million of derivative instruments).

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

On June 15, 2009 the Company issued 1.5 million shares in satisfaction of a required payment of $1.1 million under Term Note A (which included $0.1 million of accrued interest).

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

Term Note B

At April 30, 2009, the significant contractual terms of Term Note B were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) can be repaid in cash or shares at the option of the Company, subject to certain conditions, including that the Company’s share price must be at least $0.50 for five consecutive business days prior to the payment date (iv) the note has no scheduled principal amortization payments before maturity; however, the lender with proper notice had the option to demand all or part of the principal amount due under the note beginning on January 16, 2010, and (v) the Company had the right to make prepayments under the note beginning on January 17, 2010 (the “First Call Date”).

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

January 31, 2010

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

On November 24, 2009, the Company’s lender made demand for payment of $3.9 million of principal due under Term Note B and the Company agreed to waive the provision of the note which prohibited the lender from making demand for payment prior to January 16, 2010. This modification to waive the provision in the note, in combination with the issuance of new debt (see “Consent Fee Term Note”) and modifications to other debt instruments that were negotiated together; represented an implied exchange of debt instruments in accordance with ASC 470. The Company recognized a gain on the implied exchange of Term Note B in the amount of $0.1 million on November 24, 2009.

In accordance with the multiplier feature contained in Term Note B, the actual amount required to be paid as a result of the November 24, 2009 demand for payment was equal to $7.4 million which was determined by multiplying the $3.9 million demanded by 1.5, with that product then multiplied by the lesser of (A) the 5 day volume-weighted average share price for the 5 business days immediately preceding the date demand for payment was made, and (B) $3.50. For purposes of this calculation, the Company and the lender agreed to use $1.25 as the 5 day VWAP. As permitted under Term Note B, the Company elected to pay the amount due under Term Note B using shares of its common stock and, as a result, issued 5.9 million shares in satisfaction of the amount due. The fair value of the embedded derivative instrument associated with Term Note B is reduced on a proportional basis to the amount of debt principal settled in a manner consistent with the methodology used to extinguish derivative liabilities under the convertible notes. In connection with shares issued to settle the debt principal demand on November 24, 2009, the derivative instrument was reduced by $3.4 million and a loss on the settlement of the debt principal and derivative instrument of $0.2 million was recognized, which represented the difference between the fair value of shares issued ($7.5 million) and the settlement of the liabilities ($3.9 million of debt principal and $3.4 million of derivative instrument).

On February 9, 2010, the Company’s lender demanded a principal reduction of $0.5 million related to Term Note B as allowed under the terms of the note. The Company elected to issue stock in satisfaction of the demand which amounted to 0.75 million shares made available to the lender on February 11, 2010.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Consent Fee Term Note

The terms of the Company’s credit facilities with its lender required that the Company obtain the consent of its lender prior to entering into the business combination agreement with Schneider Power (see Note 15). On November 24, 2009, the Company and its lender executed a consent fee arrangement under which the lender agreed to give its consent to the proposed business combination. The consent fee is $3.0 million unless the business combination agreement is terminated in which case the consent fee shall automatically be reduced to $1.5 million. The consent fee was paid by delivery of a promissory term note (the “Consent Fee Term Note”) on November 24, 2009. The note matures on January 16, 2015 and is payable upon demand by the lender beginning after July 1, 2010, however, the lender cannot make demand until March 31, 2011 if the VWAP for the Company’s common stock for the five business days preceding the date that a demand is made would be below $0.50 at the time of the demand. The Company may call all or part of the principal amount due at any time after January 16, 2012. The note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter. The principal amount due under the Consent Fee Term Note is subject to upward adjustment based upon the VWAP for the Company’s common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment is made by the lender or called by the Company, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.8, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $2.50. The Company has the option to pay the amount due under the Consent Fee Term Note in cash or in shares of its common stock; provided, however, to pay using shares, the VWAP Price must be at least $0.50. If the Company elects to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) when the Company’s VWAP Price is above $1.25 per share and the maximum amount that the Company could be required to pay under the Consent Fee Term Note is $6 million (assuming that the VWAP Price is at or above $2.50). The VWAP Price of the Company’s common stock as of January 31, 2010 was $0.82 per share and as such, the principal multiplier feature under the note did not have any intrinsic value as of this date.

The Consent Fee Term Note has characteristics of and acts consistent with the types of debt securities generally considered to be convertible debt instruments primarily as a result of the embedded principal multiplier feature, share settlement provisions and the below market interest rate structure. As such, the Company considers the note to be a convertible debt instrument in applying applicable accounting guidance.

Since the Consent Fee Term Note contains a contingent fee arrangement which is a variable other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument is not considered to be indexed to our own stock under the accounting guidance of ASC 815 and, therefore, the instrument would not be precluded from derivative instrument consideration. As a result, the embedded principal multiplier feature under the Consent Fee Term Note is bifurcated, classified as a non-current derivative liability measured at fair value, and the liability is marked to market each period in accordance with the provisions of ASC 815, with changes in fair value being recognized in the respective period’s statement of operations (see Note 7).

The fair value of the note, including the embedded multiplier feature, was $3.5 million on the date of issuance and was recognized as part of the loss on modification of debt and derivative instruments on November 24, 2009 in connection with the implied exchange of debt instruments discussed above under Convertible Note I. The debt discount, initially recognized at $0.5 million, is being amortized through July 1, 2010 which is the first possible date that the lender can demand repayment of the note.

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

January 31, 2010

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

On November 24, 2009, the expiration date of the commitment was amended from August 31, 2010 to March 31, 2011. The modifications executed on November 24, 2009 immediately increased the value of the embedded written put option under the Lender Commitment by $0.4 million which the Company recognized as a loss on modification of derivative instruments during the third quarter of fiscal 2010 in connection with the implied exchange of debt instruments discussed above under Convertible Note I.

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

The Company determined that the written put option, which allows the lender to make a $10.0 million cash payment to the Company in exchange for a debt instrument in the form of a convertible note, is a derivative instrument that should be recognized and marked to market (see Note 7).

Shares in Lieu of Cash in Satisfaction of Principal Obligations

Each of the outstanding debt instruments allow the Company to pay the principal using shares of its common stock, subject to certain conditions specific to each debt instrument and as discussed further above.

The Company issued shares through November 1, 2009 to its lender in satisfaction of certain required principal obligations under Term Note A and Term Note C based on 95% of the VWAP of the Company’s common stock for the five business days prior to the applicable payment dates pursuant to the terms of the debt instruments. The Company considered Term Note A and Term Note C to be “stock-settleable” instruments in accordance with ASC 480 as both instruments embodied unconditional obligations that the Company could settle by issuing a variable number of its shares and the value of the obligation was based on a fixed monetary amount that was known at inception. The Company performed a separate calculation each time it made a payment in shares under the term notes to determine whether the fair value of the shares provided was above or below the carrying value of the principal extinguished. To the extent that there was a difference, the Company recorded the amount immediately as a gain or loss on extinguishment of debt in accordance with ASC 470 and the corresponding offset was recorded as additional paid-in-capital for the issued shares. The differences that were required to be recorded in the Company’s first nine months of fiscal 2010 for the shares, representing a net loss on settlement of the debt of $0.4 million, is included as part of the loss on settlement of debt and derivative instruments on the condensed consolidated statement of operations.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Collateral and Covenants

The Company’s obligations under the debt instruments with it lender are secured by substantially all its assets. The Company was in compliance with existing covenants and other requirements of the debt instruments with its lender as of January 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Debt Maturities

The table below shows scheduled maturities of the Company’s long-term debt for each of the next five year periods ending January 31. Although the lender has the option to extend the scheduled maturity dates by three years on the amended Convertible Notes (I, II, and III), for purposes of this disclosure, the Company has used the scheduled maturity dates of March 31, 2011 for these three notes:

Maturities of Long-Term Debt
January 31:
2011	$56,310
2012	20,601,485
2013	30,465
2014	17,154
2015	—
Thereafter	—

$20,705,414

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

The Company measures financial instruments that it considers to be derivatives at fair value on a recurring basis, which consist of certain embedded features contained within its debt instruments (see Note 6) and certain warrant contracts (see Note 9). The derivatives are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. The Company does not report any financial assets or liabilities that it measures using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for all periods reported.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The derivatives and their respective derivative values measured using Level 3 inputs as of April 30, 2009 and January 31, 2010 are as follows:

	As of April 30, 2009	As of January 31, 2010
Derivative instruments classified as current:
Embedded conversion features under convertible notes	$305,000	$4,614,000
Embedded principal multiplier feature under Term Note B	3,493,000	2,507,000
Warrant contracts issued in October 2006	4,395,000	3,560,000
Warrant contracts issued in June 2007	3,630,000	4,248,000
Warrant contracts issued in August 2008	3,375,000	4,829,000

	15,198,000	19,758,000
Derivative instruments classified as non-current:
Written Put Option under $10.0 million Lender Commitment	—	4,892,000
Embedded principal multiplier feature under Consent Fee Term Note	—	190,000
Warrant contracts issued in August & September 2009	—	1,239,000

	—	6,321,000

Total balance of derivative instruments	$15,198,000	$26,079,000

The Company determines the fair values of the embedded derivative features under the three convertible notes, Term Note B and the Consent Fee Term Note primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of the Company’s common stock on the dates of measurement and the estimated discount rates and annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The following table summarizes the changes in the fair value during the nine month period ended January 31, 2010 for the derivative instrument liabilities using Level 3 inputs:

	Convertible Notes	Written Put Option	Term Note B	Consent Fee Term Note	Warrants	Total

Balance at April 30, 2009	$305,000	$—	$3,493,000	$—	$11,400,000	$15,198,000

Origination of derivative instrument in connection with recognition of debt discount	280,000	—	—	—	—	280,000

Origination of derivative instruments in connection with contract modifications recognized in earnings	3,877,000	—	—	—	—	3,877,000

Change to existing derivative instrument in connection with contract modifications recognized in earnings	3,092,000	—	—	—	—	3,092,000

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(141,000)	—	(724,000)	—	827,000	(38,000)

Balance at July 31, 2009	$7,413,000	$—	$2,769,000	$—	$12,227,000	$22,409,000

Origination of derivative instruments in exchange for cash	—	—	—	—	1,395,000	1,395,000

Change to existing derivative instrument in connection with contract modifications recognized in earnings	—	2,570,000	—	—	—	2,570,000

Settlements associated with debt conversions and warrant exercises	(1,278,000)	—	—	—	(1,597,000)	(2,875,000)

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	9,173,000	5,005,000	5,477,000	—	15,215,000	34,870,000

Balance at October 31, 2009	$15,308,000	$7,575,000	$8,246,000	$—	$27,240,000	$58,369,000

Origination of derivative instrument in exchange for lender consent	—	—	—	960,000	—	960,000

Change to existing derivative instruments in connection with contract modifications recognized in earnings	250,000	439,000	—	—	—	689,000

Settlements associated with debt conversions	(5,650,000)	—	(3,387,000)	—	—	(9,037,000)

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(5,294,000)	(3,122,000)	(2,352,000)	(770,000)	(13,364,000)	(24,902,000)

Balance at January 31, 2010	$4,614,000	$4,892,000	$2,507,000	$190,000	$13,876,000	$26,079,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under the Company’s binomial and/or option pricing models as of April 30, 2009 and January 31, 2010 were as follows:

	Convertible Notes	Written Put Option	Term Note B	Consent Fee Term Note	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants
April 30, 2009:
Annual volatility (1)	81.2%	N/A	65.3%	N/A	70.1%	63.7%	66.8%	N/A
Risk-free rate	1.4%	N/A	2.4%	N/A	2.0%	2.0%	2.4%	N/A
Discount rate for cash payments	20.0%	N/A	20.0%	N/A	N/A	N/A	N/A	N/A
Dividend rate	0.0%	N/A	0.0%	N/A	0.0%	0.0%	0.0%	N/A
VWAP or closing price of Quantum stock used	$0.72	N/A	$0.72	N/A	$0.76	$0.72	$0.72	N/A
Conversion / exercise price	$1.35	N/A	(2)	N/A	$1.50	$2.09	$4.00	N/A
January 31, 2010:
Annual volatility (1)	83.6%	55.0%	73.8%	73.8%	77.4%	74.1%	74.1%	75.6%-92.7%
Risk-free rate	1.9%	0.3%	2.3%	2.3%	1.9%	2.3%	2.7%	1.1%-2.3%
Discount rate for cash payments	14.6%	14.6%	14.6%	14.6%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.71	$0.71	(2)	(3)	$0.61	$2.09	$3.25	$0.85

(1)	Annual volatility is based on the historical average of the Company’s identified peer group for a period consistent with the remaining term of the contract.
(2)	Under the terms of the embedded principal multiplier feature, the minimum conversion price is $0.67, the maximum conversion price is $3.50, and the Company cannot use shares to settle the principal payments if its share price is less than $0.50 for payments after January 16, 2012.
(3)	Under the terms of the embedded principal multiplier feature, the minimum conversion price is $1.25, the maximum conversion price is $2.50, and the Company cannot use shares to settle the principal payments if its share price is less than $0.50 for payments after March 31, 2011.

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

January 31, 2010

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

Changes in the Company’s product warranty liability for continuing operations are as follows (in thousands):

Balance at April 30, 2009	$223,493
Warranties issued during the period	—
Adjustments to pre-existing warranties	307,118
Settlements made during the period (1)	(365,193)

Balance at January 31, 2010	$165,418

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

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

Share-Based Compensation

The Company has included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Cost of product sales	$29,529	$4,556	$83,278	$14,336
Research and development	60,868	48,531	159,764	118,167
Selling, general and administrative	379,860	156,580	1,278,735	590,178

Total share-based compensation	$470,257	$209,667	$1,521,777	$722,681

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Below is a summary of the options activity under the stock option plan for the nine months ended January 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2009	4,738,561	$1.29
Granted	—	—
Exercised	(5,000)	$0.80
Forfeited	(100,417)	$0.85
Expired	(342,435)	$4.05

Options outstanding at January 31, 2010	4,290,709	$1.09	6.2	$—

Vested and expected to vest at January 31, 2010	4,151,419	$1.22	5.9	$—

Options exercisable at January 31, 2010	2,738,185	$1.20	5.1	$—

On May 1, 2009, an additional 2,928,839 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At January 31, 2010, there were 8,679,701 shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Dividend yield	0.0%	n/a	0.0%	n/a
Expected life - years	5.2	n/a	5.3	n/a
Risk-free interest rate	2.2%	n/a	2.3%	n/a
Expected volatility of common stock	91.0%	n/a	90.5%	n/a

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Weighted average grant date fair value per share	$0.43	none granted	$0.53	none granted
Intrinsic value of of options exercised	$—	$—	$—	$2,250
Total fair value of options vested during the period	$3,091	$29,399	$989,550	$149,196

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

January 31, 2010

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

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2009 and January 31, 2010, and a summary of the changes in the fair values of those derivative instruments during the nine months ended January 31, 2010 are disclosed in Note 7.

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

January 31, 2010

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

Warrant activity and warrants outstanding for the nine month period ended January 31, 2010, reportable in equivalent number of shares of the Company’s common stock that can be purchased upon exercise of the warrants, is as follows:

	Warrant Instrument
	June 2006 Warrants	October 2006 Warrants	June 2007 Warrants	August 2008 Warrants	August 2009 Warrants	Sept 2009 Warrants		Totals
Warrants outstanding at April 30, 2009	880,504	3,380,521	15,000,000	13,500,000	—	—		32,761,025
Issued - original number	—	—	—	—	—	—		—
Issued - additional number	—	4,032,901	—	794,312	—	—		4,827,213
Exercised	—	—	—	—	—	—		—
Expired	—	—	—	—	—	—		—

Warrants outstanding at July 31, 2009	880,504	7,413,422	15,000,000	14,294,312	—	—		37,588,238
Issued - original number	—	—	—	—	640,901	2,395,418		3,036,319
Issued - additional number	—	870,815	—	2,356,561	—	—		3,227,376
Exercised	—	(1,916,102)	—	—	—	—		(1,916,102)
Expired	—	—	—	—	—	—		—

Warrants outstanding at October 31, 2009	880,504	6,368,135	15,000,000	16,650,873	640,901	2,395,418		41,935,831
No activity	—	—	—	—	—	—		—

Warrants outstanding at January 31, 2010	880,504	6,368,135	15,000,000	16,650,873	640,901	2,395,418		41,935,831

Exercise Price, as of January 31, 2010	$3.94	$0.61	$2.09	$3.25	$0.85	$0.85
Expiration Date	June 2011	April 2014	Dec 2014	Aug 2015	Aug 2014	Sept 2014	(1)

(1)	0.7 million warrants expire in September 2012 and 1.7 million warrants expire in September 2014.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Shares Available

The number of undesignated shares available as of January 31, 2010 is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		248,000,000	2,000,000	20,000,000
Less shares issued and outstanding January 31, 2010		(144,987,490)	(999,969)	—
Less shares designated for issuance under:
Stock options		(4,290,709)	—	—
Warrants		(41,935,831)	—	—
Conversion of principal under convertible notes	(1)	(15,299,163)	—	—
Schneider Power Acquisition	(2)	(19,316,576)	—	—
Lender Commitment	(3)	(14,084,507)	—	—

Total shares designated for future issuance		(94,926,786)	—	—

Undesignated shares available		8,085,724	1,000,031	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Term Note B	(4)	9,088,026	—	—
Principal repayment in shares under Consent Fee Term Note	(4)	3,651,856	—	—

(1)	Represents number of shares upon conversion of $10.9 million of outstanding principal and accrued interest under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Represents the number of shares expected to be issued in exchange for all of Schneider Power’s common stock and shares designated for the assumption of Schneider Power’s outstanding warrants in connection with a definitive business combination agreement (see Note 15).
(3)	Represents the maximum possible shares issuable under the $10.0 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.
(4)	Repayment of principal in shares is at Company’s option, subject to certain conditions; represents the number of shares that would be required to satisfy the outstanding principal under the terms of the note assuming the VWAP share price was $0.82 per share (which represents the 5 day VWAP price of the Company’s stock as of January 31, 2010).

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended January 31, 2010:

	Common Stock Shares	Total Stockholders’ Equity
Balance at April 30, 2009	97,627,955	$5,132,304
Share-based compensation on stock option and restricted stock awards	—	722,681
Issuance of common stock in satisfaction of debt	26,137,911	20,414,868
Issuance of common stock related to private placement transaction	20,118,181	10,734,799
Issuance of common stock from option and warrant exercises	1,103,443	4,000
Foreign currency translation	—	225,012
Origination and settlement of derivative instruments	—	9,286,730
Net loss	—	(40,788,216)

Balance at January 31, 2010	144,987,490	$5,732,178

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Comprehensive income (loss), net of tax:
Net income (loss), as reported	$(18,549,545)	$14,148,845	$(24,798,661)	$(40,788,216)
Currency translation adjustments	—	(419,049)	—	225,011

Comprehensive income (loss), net of tax:	$(18,549,545)	$13,729,796	$(24,798,661)	$(40,563,205)

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

Geographic Information

The Company’s long-lived assets as of April 30, 2009 and January 31, 2010 are primarily based in facilities in Irvine and Lake Forest, California. The Company’s affiliate, Asola, is based in Erfurt, Germany; the Company’s affiliate, Fisker Automotive, is based in Irvine, California; the Company’s affiliate, ALP, is based in Vancouver, British Columbia, Canada; the Company’s affiliate, PCD, is based in Newbury Park, California; and the Company’s affiliate, Shigan Quantum, is based in New Delhi, India.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Total Revenue
Quantum Fuel Systems	$5,881	$1,479	$17,016	$7,228
Corporate	—	—	—	—

Total	$5,881	$1,479	$17,016	$7,228

Operating Loss
Quantum Fuel Systems	$(9,100)	$(2,927)	$(12,492)	$(7,675)
Corporate	(2,845)	(3,160)	(8,317)	(7,588)

Total	$(11,945)	$(6,087)	$(20,809)	$(15,263)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$216	$475	$814	$1,087
Cost of product sales	(449)	(329)	(1,525)	(1,191)

Gross profit (loss)	$(233)	$146	$(711)	$(104)

Capital Expenditures
Quantum Fuel Systems	$96	$40	$2,447	$399
Corporate	713	—	2,091	—

Total	$809	$40	$4,538	$399

Depreciation
Quantum Fuel Systems	$453	$278	$1,440	$901
Corporate	3	21	9	42

Total	$456	$299	$1,449	$943

Amortization and Impairment of Intangibles
Quantum Fuel Systems	$415	$—	$1,245	$—

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2009	January 31, 2010
Identifiable Assets
Quantum Fuel Systems	$46,404	$40,839
Corporate	13,479	18,222

	$59,883	$59,061

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Numerator for net income (loss) per share data - to common stockholders:
Basic	$(18,549,545)	$14,148,845	$(24,798,661)	$(40,788,216)
Adjustments for diluted net income (loss):
Interest expense	—	639,912	—	—
Fair value adjustments to derivative instruments	—	(11,164,000)	—	—
Loss on modification of debt and derivative instruments	—	1,146,000	—	—
Loss on settlement of debt and derivative instruments	—	(1,186,490)	—	—

Diluted	$(18,549,545)	$3,584,267	$(24,798,661)	$(40,788,216)

Denominator for net income (loss) per share data - weighted-average shares
Basic	97,629,241	141,487,633	89,880,374	122,713,767
Adjustments for diluted weighted average shares:
Stock options	—	453,946	—	—

October 2006 and August/September 2009 warrants	—	3,629,104	—	—

Shares issuable upon settlement of debt instruments:
Convertible Notes	—	16,355,095	—	—
Term Note B	—	10,630,280	—	—

Diluted	97,629,241	172,556,058	89,880,374	122,713,767

Basic income (loss) per share:	$(0.19)	$0.10	$(0.28)	$(0.33)

Diluted income (loss) per share:	$(0.19)	$0.02	$(0.28)	$(0.33)

For the nine month period ending January 31, 2010 shares of common stock potentially issuable upon the exercise of options, warrants and a convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2010

The following table sets forth the amount of shares excluded, in thousands, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Nine Months Ended January 31,
	2009	2010
Stock options	4,793	4,291
Warrants	32,761	41,936
Convertible notes	6,556	15,299
Term notes	35,161	12,740
Lender Commitment	—	14,084

	79,271	88,350

12) Income Taxes

Income taxes associated with continuing operations for the nine months ended January 31, 2010 were computed using the effective tax rate estimated to be applicable for the full taxable year, which is subject to ongoing review and evaluation by management. At January 31, 2010, the Company had deferred tax assets primarily consisting of net operating loss carry forwards that were available to offset future taxable income. The Company has established a full valuation allowance for its deferred tax assets since it is unlikely that the assets will be fully realized based on the Company’s lack of earnings history and current evidence.

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

(Unaudited)

January 31, 2010

15) Definitive Business Combination Agreement

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

In connection with the definitive business combination agreement, the Company agreed to loan Schneider Power up to $1.0 million to be used exclusively to pay the application fee and application security under Ontario’s feed-in-tariff program. Advances under the loan accrue interest at 10.5% per year and must be repaid on or before November 23, 2010. On November 25, 2009, the Company advanced $0.6 million to Schneider Power under the loan arrangement which remains outstanding as of January 31, 2010. The advance is included in prepaids and other current assets in the accompanying condensed consolidated balance sheet.

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

Below is a summary of the risk factors we specifically identified in our fiscal year 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2010 (“2009 Annual Report”) and subsequent Quarterly Reports on Form 10-Q, all of which are incorporated herein by reference. For a complete description of such risk factors, please refer to the 2009 Annual Report and Item 1A of this Quarterly Report.

Risks Related to Liquidity and Capital Resources:

•	We have a history of operating losses and negative cash flow and anticipate continued net losses as we execute our long-term strategic plan and commercialization plan for our products.

•

We anticipate that we will need to raise additional funds to take advantage of strategic business opportunities, to complete product and application development, to fund our solar initiatives, to fund future operating activities and contractual commitments, and/or pay off or refinance debt.

•

We are currently not in compliance with Nasdaq’s continued listing requirements that require us to maintain a minimum bid price of $1.00. If we are unable to regain compliance, we are at risk of being delisted from Nasdaq, which could adversely affect the market for, and liquidity and price of, our common stock and our ability to raise capital. Further, we may not be able to maintain compliance with Nasdaq’s continued listing requirements in the future.

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

•	We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

•	Our future operating results could fluctuate materially due to changes in the fair value of our derivative instruments.

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

We have acquired or obtained ownership interests in five businesses that are not included in our current reporting segments:

•

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (“PCD”). PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. The cost of our investment in and our equity in earnings (losses) of PCD has not been significant to date.

•

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (“Shigan Quantum”), a start-up company organized under India’s Corporate Act. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using the Company’s technologies and variants thereof. The cost of our investment in and our equity in earnings (losses) of Shigan Quantum has not been significant to date.

•

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. Asola has been developing and manufacturing high-efficiency photovoltaic modules for a number of innovative applications, including automotive, residential, and commercial applications for over 20 years. Asola developed the solar roof panel that is incorporated into the Fisker Karma PHEV. In May 2009, Asola moved their manufacturing operations to a new expanded facility that is designed to increase its annual manufacturing capacity in Germany to approximately 45 MWp. On December 28, 2009, we provided Asola with written notice that we were exercising a previously negotiated option to increase our ownership interest in Asola from 24.9% to 32.66% in exchange for 0.1 million euro. Subsequent to the delivery of the exercise notice, Asola informed us that they believe we no longer have a legally enforceable option to increase our ownership to

32.66%. Although we believe our option is legally enforceable and that our exercise of the option was valid, we are currently evaluating the impact such exercise may have on certain material contracts to which Asola is a party and we are in negotiations with Asola regarding an amicable resolution. Meanwhile, we have delayed the closing of the purchase and reserved our right to withdraw the exercise until our evaluation and negotiations are complete.

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

In July 2009, we announced that we signed a $10.2 Million contract for Phase III development of plug-in hybrid powertrains for Fisker Automotive. This contract will enable us to manage production validation of the Q-Drive plug-in hybrid system and ready it for volume production which Fisker Automotive expects to begin near the end of calendar 2010. Phase III includes the continuation of engineering development and completion of validation of the powertrain and consists of high altitude, durability, hot and cold weather testing. We anticipate that the successful completion of the Phase III development and validation will lead to the launch of production of the Fisker Karma.

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

In December 2008, we submitted an application to the Department of Energy (DOE) under the Advanced Technology Vehicles Manufacturer Assistance Program (ATVM Program) for a direct loan of approximately $175 million. We have been working with the DOE on their review process but we have recently been informed by the DOE that certain ATVM Program parameters and loan conditions have changed and that they believe we no longer fit within the parameters and conditions of the ATVM Program. As a result, we believe that our pending loan application will not be accepted by the DOE and are in the process of withdrawing or revising our loan application in order to further assess the applicability of the ATVM Program to our business as well as other DOE loan and grant programs for advanced vehicle technology development. In addition to the ATVM Program, the DOE has previously announced the availability of $2.4 billion in federal funding for vehicle battery and plug-in electric vehicle development projects and other grant programs which we intend to review for applicability to our business.

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

Anticipated Future Operating Segments

On November 24, 2009, we entered into a definitive business combination agreement with Schneider Power, Inc. (Schneider Power) under which we agreed to acquire all of the outstanding shares of Schneider Power in a stock-for-stock exchange. The purchase price payable is 0.236 of a common share of Quantum for each common share of Schneider Power. We will also assume all of Schneider Power’s outstanding warrants. Upon closing of the transaction, we expect to issue approximately 16.8 million of our common shares and reserve an additional 2.5 million common shares for issuance upon exercise of the assumed warrants. Schneider Power is an alternative energy company based in Toronto, Ontario, Canada, with a wind and solar power generation development portfolio. The transaction is subject to the approval of at least two-thirds of the common shareholders of Schneider Power, government approvals and various customary terms and conditions. Upon closing, we have agreed to appoint an individual nominated by Schneider Power to fill the vacancy on our Board of Directors.

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture based in Irvine, California which we formed along with Asola’s majority shareholder, ConSolTec GmbH, for the production and distribution of mono and poly-crystalline silicon solar modules with an initial capacity of 45 MWp. In order to commence Quantum’s Solar’s operations in earnest, we will need to obtain a direct investment into Quantum Solar of approximately $10.0 million, which we expect will dilute our ownership interest in Quantum Solar. On October 30, 2009 we executed a non-binding letter of intent for the transfer of a 34.0% ownership interest in Quantum Solar to an investor upon its investment of $20.0 million directly into Quantum Solar with the proceeds to be used exclusively for the future operations of Quantum Solar (the “Quantum Solar LOI”). If and when the investment closes, our controlling ownership stake in Quantum Solar would decline to 51.0%. All activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability.

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

For the first nine months of fiscal 2009 and 2010, revenue related to contracts with Fisker Automotive represented 55% and 45%, and revenue related to sales of our products to and contracts with General Motors and its affiliates represented 16% and 12%, respectively, of our total consolidated revenue for these periods.

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

•

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These temporary differences result in an overall net deferred tax asset position before any valuation allowances are considered. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. As of January 31, 2010, our net deferred tax assets have been offset in full by a valuation allowance.

Recent Accounting Pronouncements Adopted

Effective May 1, 2009, we adopted the FASB guidance FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Codification”). This authoritative guidance established the Codification, which officially launched on July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes.

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

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 470, “Debt” (ASC 470). ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. As a result of the embedded multiplier features, share settlement provisions and the below market interest rate structures, we consider both Term Note B, originally issued on January 16, 2008, and the Consent Fee Term Note, issued on November 24, 2009, to be convertible debt instruments in applying applicable accounting guidance (see Note 6 of the financial statements). We may settle these instruments in cash or shares, and as such, these notes are within the scope of ASC 470. However, due to certain contractual provisions contained within Term Note B and the Consent Fee Term Note, the embedded features under the two notes are classified as liabilities and measured at fair value under the guidance of ASC 815 (discussed below). As such, the adoption of ASC 470 did not have a material impact on our financial position or results of operations.

Effective May 1, 2009, we adopted new guidance under ASC Topic No. 815, “Derivatives and Hedging” (ASC 815). ASC 815 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The outstanding warrants issued in October 2006 and August 2008 as discussed further in Note 9 to the financial statements contain certain exercise price reset provisions which result in the instruments not meeting the definition of “indexed to the entity’s own stock” under the guidance of ASC 815. However, due to certain provisions whereby we may have to pay cash upon settlement and that fact that the events that may require us to net-cash settle are deemed to be outside our control, the October 2006 and August 2008 were already classified as liabilities and measured at fair value under the previous guidance of ASC 815. Therefore, the adoption of the new guidance under ASC 815 did not impact the accounting treatment of the October 2006 and August 2008 warrants. The August 2009 and September 2009 warrants (as discussed further in Note 9 to the financial statements) contain cashless warrant exercise provisions whereby the settlement calculation may incorporate variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares and are therefore not considered “indexed to the Company’s own stock” under the new guidance of ASC 815. As such, the August 2009 and September 2009 Warrants have been classified as derivative liabilities effective upon their issuance. The fair value of the derivative liabilities associated with warrants as of January 31, 2010 and the changes in fair value of the derivatives during the first nine months of fiscal 2010 are disclosed in Note 7 to the financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: 1) the quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with the provisions of ASC 820. We adopted this statement effective November 1, 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position or results of operations.

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

Results of Operations

First nine months of fiscal 2009 and 2010

Total revenues and operating loss for our business segments and gross profit (loss) on our product sales for the first nine months of fiscal 2009 and 2010 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2009	2010	2009	2010
Total Revenue
Quantum Fuel Systems	$5,881	$1,479	$17,016	$7,228
Corporate	—	—	—	—

Total	$5,881	$1,479	$17,016	$7,228

Operating Loss
Quantum Fuel Systems	$(9,100)	$(2,927)	$(12,492)	$(7,675)
Corporate	(2,845)	(3,160)	(8,317)	(7,588)

Total	$(11,945)	$(6,087)	$(20,809)	$(15,263)

Gross Profit (Loss)
Quantum Fuel Systems:
Net product sales	$216	$475	$814	$1,087
Cost of product sales	(449)	(329)	(1,525)	(1,191)

Gross profit (loss)	$(233)	$146	$(711)	$(104)

Revenues decreased $4.4 million, from $5.9 million in the third quarter of fiscal 2009 to $1.5 million in the third quarter of fiscal 2010, and decreased $9.8 million, from $17.0 million in the first nine months of fiscal 2009 to $7.2 million in the first nine months of fiscal 2010. The decrease in revenue for the third quarter and first nine months of fiscal 2010 is primarily related to delays at Fisker Automotive related to the Fisker Karma development program.

Our overall operating loss decreased $5.8 million, from $11.9 million in the third quarter of fiscal 2009 to $6.1 million in the third quarter of fiscal 2010, and decreased $5.5 million, from $20.8 million in the first nine months of fiscal 2009 to $15.3 million in the first nine months of fiscal 2010. The decrease in operating losses was primarily due to the amortization and impairment of the remaining unamortized intangible asset associated with General Motors that was written off in the third quarter of fiscal 2009, which amounted to a charge of $6.2 million in the third quarter of fiscal 2009 and a charge of $7.0 million for the first nine months of fiscal 2009.

Quantum Fuel Systems Segment

Product revenue for the Quantum Fuel Systems segment increased $0.3 million, or 150%, from $0.2 million in the third quarter of fiscal 2009 to $0.5 million in the third quarter of fiscal 2010, and increased $0.3 million, or 38%, from $0.8 million in the first nine months of fiscal 2009 to $1.1 million in the first nine months of fiscal 2010. We expect product revenue in the fourth quarter of fiscal 2010 to remain at a similar level to the quarterly levels realized in the first nine months of fiscal 2010.

Contract revenue for the Quantum Fuel Systems segment decreased $4.7 million, or 82%, from $5.7 million in the third quarter of fiscal 2009 to $1.0 million in the third quarter of fiscal 2010, and decreased $10.1 million, or 62%, from $16.2 million in the first nine months of fiscal 2009 to $6.1 million in the first nine months of fiscal 2010. Contract revenue is derived primarily from system development and application engineering of our products under the funded Fisker Automotive contract, OEM contracts, and other funded contract work with the U.S. military and other government agencies. We began the third phase of the Fisker Karma development program in April 2009, which includes services related to system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle near the end of Calendar 2010. We anticipate that overall contract revenues in fiscal 2010 will decline over the levels realized in fiscal 2009 primarily due to reduced levels of activities on the Fisker Karma development program during the first three quarters of fiscal 2010 resulting from delays in funding at Fisker Automotive related to the finalization of their Department of Energy loan. Although Fisker Automotive announced in September 2009 that they had received a conditional commitment from the U.S. Department of Energy (DOE) for $528 million in low interest loans that will be used by Fisker Automotive to complete the development of the Fisker Karma program and to develop a next-generation lower-cost plug-in hybrid vehicle, proceeds from the DOE loan commitment had not yet been made available to Fisker Automotive as of January 31, 2010. However, activities under the Fisker Karma program began to ramp up significantly near the end of January 2010 as a result of the completion of a $115 million private equity transaction announced by Fisker Automotive on January 15, 2010. As a result, we expect that our contract revenues in the fourth quarter of fiscal 2010 will increase over levels realized in the third quarter.

For fiscal 2010 and for the foreseeable future, we anticipate that Fisker Automotive will represent a majority of our overall revenues for the Quantum Fuels System Segment.

Cost of product sales for the Quantum Fuel Systems segment decreased $0.1 million, or 25%, from $0.4 million in the third quarter of fiscal 2009 to $0.3 million in the third quarter of fiscal 2010, and decreased $0.3 million, or 20%, from $1.5 million in the first nine months of fiscal 2009 to $1.2 million in the first nine months of fiscal 2010.

Gross profits on product sales for the Quantum Fuel Systems segment increased $0.3 million from a negative $0.2 million in the third quarter of fiscal 2009 to a positive $0.1 million in the third quarter of fiscal 2010, and increased $0.6 million from a negative $0.7 million in the first nine months of fiscal 2009 to a negative $0.1 million in the first nine months of fiscal 2010. The negative gross margins in the first nine months of fiscal 2010 were primarily due to unabsorbed manufacturing overhead costs.

Research and development expense associated with development contracts decreased $3.5 million, or 78%, from $4.5 million in the third quarter of fiscal 2009 to $1.0 million in the third quarter of fiscal 2010, and decreased $6.7 million, or 56%, from $12.0 million in the first nine months of fiscal 2009 to $5.3 million in the first nine months of fiscal 2010. The decrease is primarily related to decreased levels of design and engineering services performed in connection with the Fisker Automotive Karma program during the first nine months of fiscal 2010 as a result of the program delays at Fisker Automotive.

Internally funded research and development expense for the Quantum Fuel Systems segment decreased $0.9 million, or 32%, from $2.8 million in the third quarter of fiscal 2009 to $1.9 million in the third quarter of fiscal 2010, and decreased $1.8 million, or 27%, from $6.7 million in the first nine months of fiscal 2009 to $4.9 million in the first nine months of fiscal 2010. The reduction in the fiscal 2010 periods is primarily due to personnel related cost reductions implemented over the past year.

Selling, general and administrative expenses for the Quantum Fuel Systems segment increased $0.1 million, from $1.0 million in the third quarter of fiscal 2009 to $1.1 million in the third quarter of fiscal 2010, and increased $1.2 million or 52%, from $2.3 million in the first nine months of fiscal 2009 to $3.5 million in the first nine months of fiscal 2010. The increase during the first nine months of fiscal 2010 primarily relates to a $1.2 million non-recurring gain that was recognized during the second quarter of fiscal 2009 related to an insurance settlement associated with facility damages.

Amortization and impairment of intangibles in the prior year periods relates to our strategic alliance agreement with General Motors. Amortization and impairment expense in the third quarter and first nine months of fiscal 2009 was $6.2 million and $7.0 million, respectively. On January 31, 2009, the remaining unamortized balance of the intangible asset was written off in connection with an impairment analysis performed due to the deterioration of the automobile industry. As a result of the impairment, there has been no amortization expense recognized in fiscal 2010.

Operating loss for the Quantum Fuel Systems segment decreased $6.2 million, from $9.1 million in the third quarter of fiscal 2009 to $2.9 million in the third quarter of fiscal 2010, and decreased $4.8 million, from $12.5 million in the first nine months of fiscal 2009 to $7.7 million in the first nine months of fiscal 2010. The decreased losses were primarily due to the non-recurring amortization and impairment charges associated with the General Motors intangible asset that were incurred in fiscal year 2009.

Corporate Segment

Corporate expenses increased by $0.4 million in the third quarter of fiscal 2010 from $2.8 million in fiscal 2009 to $3.2 million in fiscal 2010, and decreased by $0.7 million in the first nine months of fiscal 2010 from $8.3 million in fiscal 2009 to $7.6 million in fiscal 2010. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Quantum Fuel Systems operating segment and our anticipated future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues increased to 105% for the first nine months of fiscal 2010 as compared to 49% for the first nine months of fiscal 2009, primarily due to lower revenues generated in fiscal 2010. We expect the amount of corporate expenses for the fourth quarter of fiscal 2010 to be similar to the amounts incurred in each of the first three quarters of fiscal 2010, however, we expect the amount of corporate expenses as a percentage of total consolidated revenues for the fourth quarter of fiscal 2010 to be lower as we expect our consolidated revenues to increase in the fourth quarter of fiscal 2010.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.8 million in the third quarter of fiscal 2010 as compared to $0.9 million recognized in the third quarter of fiscal 2009 and $2.2 million in the first nine months of fiscal 2010 as compared to $2.7 million recognized in the first nine months of fiscal 2009. Interest expense primarily relates to debt instruments payable to our current lender. The decline in expense during the fiscal 2010 periods is primarily related to lower levels of outstanding debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments consist of embedded features contained within our convertible notes, our Term Note B debt instrument, our Consent Fee Term Note, the written put option under the $10.0 million lender commitment, and warrant contracts referred to as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $24.9 million and a loss of $9.9 million in the third quarter and first nine months of fiscal 2010, respectively, compared to a loss of $5.1 million and a gain of $25.5 million in the third quarter and first nine months of fiscal 2009, respectively. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. The gain in the third quarter of fiscal 2010 and the loss in the third quarter of fiscal 2009 were primarily attributable to the significant decrease and increase, respectively, in our share price during these periods that materially changed the fair value of the derivative instrument liabilities. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period and that the amount of such gains or losses could be material.

Loss on Modification of Debt and Derivative Instruments. As a result of contractual modifications made in connection with the issuance of two new convertible debt instruments executed on July 10, 2009, the derivative features embedded within our existing and new convertible note instruments increased in fair value by $7.0 million. The increase in fair value of derivative instruments associated with convertible notes was recognized as a loss on modification of derivative instruments in the first quarter of fiscal 2010. On August 3, 2009 we also modified the $10.0 million lender commitment by fixing the conversion price under the convertible note structure available to the lender under its written put option that previously had been a price that would equal the market price on the date the lender exercised the put option. This modification to set a fixed conversion price prior to the exercise of the lender’s put option resulted in an immediate charge of $2.6 million.

Further, on November 24, 2009, we: (i) amended the stated maturity dates on our three convertible notes from August 31, 2010 to March 31, 2011 (which immediately increased the fair values of these debt instruments over their existing carrying values by $1.3 million); (ii) extended the expiration date of the $10.0 million lender commitment from August 31, 2010 to March 31, 2011 (which immediately increased the fair value of the lender’s put option by $0.4 million); and (iii) issued a new debt instrument in satisfaction of a fee negotiated with our lender to obtain the lender’s consent (the “Consent Fee Term Note”), as required by our credit facilities, in connection with the planned acquisition of Schneider Power that had a fair value of $3.5 million. The issuance of the Consent Fee Term Note and the increase in fair value of the existing debt and derivative instruments over their existing carrying values resulting from the amendments was considered, collectively, to be an implied exchange of debt instruments and was recognized as a loss on modification of debt and derivative instruments in the third quarter of fiscal 2010 in the combined amount of $5.1 million. See further discussion of the modifications executed during fiscal 2010 in Note 6 of the financial statements.

Loss on Settlement of Debt and Derivative Instruments. During the first nine months of fiscal 2010 we settled a total of $20.0 million of debt principal and $10.3 million of derivative liabilities associated with our debt instruments with the issuance of shares of our common stock and recognized $1.1 million and $0.7 million of net gains on settlements of these liabilities for the three and nine months ended January 31, 2010, respectively, as described in more detail below:

•

$6.9 million of principal was converted at the option of the holder under three convertible notes ($0.51 million, $1.03 million and $1.37 million under Convertible Note I on September 23, 2009, October 13, 2009 and November 24, 2009, respectively; $2.72 million under Convertible Note II on November 24, 2009, and

$1.23 million under Convertible Note III on November 24, 2009) which we satisfied with the issuance to the holder of a combined total of 9.7 million shares. The fair value of the embedded derivative instruments associated with the convertible notes is reduced on a proportional basis to the amount of debt principal converted by the holder. For example, if 10% of the outstanding debt principal just prior to the conversion is converted, we reduce the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions during the first nine months of fiscal 2010, the derivative instruments associated with the three convertible notes were reduced by $6.9 million and a net gain on the settlement of the debt principal and derivative instruments of $1.4 million was recognized, which represented the difference between the fair value of shares issued ($12.4 million) and the settlement of the liabilities ($6.9 million of debt principal and $6.9 million of derivative instruments).

•

$3.9 million of principal was repaid on November 24, 2009 under Term Note B which we satisfied with the issuance to the holder of 5.9 million shares. The fair value of the embedded derivative instrument associated with Term Note B is reduced on a proportional basis to the amount of debt principal settled in a manner consistent with the methodology used to extinguish derivative liabilities under the convertible notes. Accordingly, the derivative instrument associated with Term Note B was reduced by $3.4 million and a loss on the settlement of the debt principal and derivative instrument of $0.2 million was recognized, which represented the difference between the fair value of shares issued ($7.5 million) and the settlement of the liabilities ($3.9 million of debt principal and $3.4 million of derivative instrument).

•

$9.2 million of debt was repaid under Term Note A and Term Note C ($1.12 million under Term Note A on June 15, 2009; $3.75 million, $2.50 million and $1.80 million under Term Note C on May 1, 2009, October 1, 2009 and November 2, 2009, respectively) which we satisfied with the issuance to the holder of a combined total of 10.5 million shares. The shares had a combined fair value of $9.6 million on the settlement dates. The difference between the fair value of the shares issued and the reduction of the principal during the first nine months of fiscal 2010 was recognized as a net loss on settlement of $0.4 million.

Equity in Earnings of Affiliates. We recognized $0.1 million and $0.6 million in the three and nine months ended January 31, 2010, respectively, representing our equity share in earnings of our affiliate, Asola. Our ownership in our affiliates, Fisker Automotive and ALP, is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive or ALP under the equity method in fiscal 2010 as our net investment balances in these affiliates are zero and we have no obligation to fund deficit balances of those businesses. In the prior fiscal year, we recognized $0.8 million and $0.7 million in the three and nine months ended January 31, 2009, respectively, representing our equity share in net loss of our affiliates on a combined basis. For the nine months ended January 31, 2009, the net loss on a combined basis consisted of our share of losses of ALP of $0.8 million (which reduced our net investment balance in ALP to zero) and our share of earnings of Asola of $0.1 million. Our share of earnings or losses for the operating activities of PCD and Shigan Quantum, in which our equity interests were obtained in fiscal 2010, were not significant for the three and nine month periods ended January 31, 2010.

Other income(expense). No significant other income or expense transactions were recognized during the first nine months of fiscal 2010 as compared to other income of $2.0 million recognized in the first nine months of fiscal 2009 in connection with a life insurance settlement payment that was received.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the fourth quarter of fiscal 2010.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first nine months of fiscal 2010 was $11.1 million as compared to $13.3 million used during the first nine months of fiscal 2009. The cash used during the first nine months of 2010 is primarily due to a net loss from operations of $13.9 million before the non-cash effects of changes in fair value of derivative instruments, depreciation, and amortization, impairment of intangible asset, share-based compensation charges, and other non-cash items. Cash increased $2.8 million as a result of net changes in operating assets and liabilities during the first nine months of fiscal 2010, mainly due to a reduction in accounts receivable resulting from customer collections. We expect that the level of cash required to be used for operations during the fourth quarter of fiscal 2010 will be slightly less than the quarterly levels of cash used during the first nine months of fiscal 2010.

Net cash used in investing activities during the first nine months of fiscal 2010 was $1.2 million as compared to net cash used of $9.5 million during the first nine months of fiscal 2009. Cash used for investing activities in fiscal 2010 was primarily for an advance of $0.6 million provided to Schneider Power (see further discussion below under Off Balance Sheet Disclosures) and $0.4 million in capital equipment purchases. Cash used in fiscal 2009 was primarily related to payments provided to Asola totaling $4.1 million and capital equipment purchases of $4.5 million.

Net cash provided by financing activities during the first nine months of fiscal 2010 was $13.7 million as compared to $24.4 million during the first nine months of fiscal 2009. Cash provided during fiscal 2010 consisted principally of net proceeds of $10.7 million from a private placement transaction that was completed in September 2009 and $3.0 million in proceeds received from our lender in July 2009 under a new convertible note arrangement.

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

Lender Commitment

On May 30, 2008, we secured a $10.0 million unconditional commitment (the “Lender Commitment”) from an affiliate of our lender that allows us to draw on the commitment at our option and also allows the lender to fund the commitment at the lender’s option under certain defined structures described below. The option for either party under the commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither we nor the lender has exercised the option under the Lender Commitment.

Should we choose to draw on the Lender Commitment, the lender has the right to make the investment as either: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principal at our option under a PIK provision or (ii) a senior secured straight note that redeems in cash at 130% of face value after one year. We may only exercise up to $2.5 million in any 30 day period and we are required to provide the lender with a five day notice period of our intent to draw on the commitment.

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

Debt Obligations

As discussed further in Note 6 of the notes to the financial statements, we had $20.6 million of outstanding principal and interest balances on debt instruments with our lender as of January 31, 2010; however, each of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through at least March 11, 2011 in shares of our common stock, subject to certain restrictions. Certain of the restrictions on our use of shares to settle debt principal conversions on our three convertible notes and demands for payment under the term note referred to as Term Note B are considered outside of our control and, as such, require us to classify a portion of the outstanding principal balances as current obligations pursuant to the definition of current liabilities in U.S. generally accepted accounting principles (GAAP) because it is possible that the settlement of principal could require cash payment or other working capital to satisfy the principal in the event that we potentially default on certain provisions contained within the debt instruments. As such, our debt obligations under the three convertible notes and Term Note B (with a combined balance of $17.9 million), in addition to derivative liabilities associated with these debt instruments, are considered to be due on demand within one year of the balance sheet date as defined by GAAP, even though satisfaction of these liabilities is not expected to require cash or other working capital within that period. Further, Accounting Standards Codification (ASC) Topic No. 470, “Debt” allows for a short-term obligation that is scheduled to mature during the ensuing year to be classified as long term if the obligation will not require the use of working capital during that period. A portion of the principal under Term Note B outstanding at January 31, 2010, amounting to $0.5 million, was settled in shares of our common stock subsequent to the fiscal 2010 third quarter end. As a result, we have classified $17.4 million of the outstanding obligations under the three convertible notes and Term Note B, in addition to the fair value of the derivative instruments associated with the debt of $7.1 million, as current liabilities on the Consolidated Balance Sheet at January 31, 2010. We also have derivative instruments associated with warrant contracts with a fair value of $12.6 million at January 31, 2010 that we classify as current liabilities consistent with accounting guidance, even though satisfaction of the liabilities is not expected to require cash or other working capital within one year of the balance sheet date.

Liquidity

Our principal sources of liquidity amount to $14.1 million, consisting of $4.1 million of cash and cash equivalents at January 31, 2010 and $10.0 million of committed funding from our lender that is available to be drawn on through March 31, 2011.

The ratio of current assets to current liabilities decreased from 0.33 as of April 30, 2009 to 0.24 as of January 31, 2010. Our current liabilities exceed our current assets as of April 30, 2009 and January 31, 2010 primarily as a result of debt principal obligations and derivative instruments that are required to be classified as current liabilities under GAAP because there is a chance that they may require cash settlement over the next 12 months; however, we do not anticipate that we will be required to use cash to settle the debt principal and derivative instruments prior to at least January 31, 2011. During fiscal 2010, our total working capital deficit increased by $8.7 million, from a deficit of $24.4 million at April 30, 2009 to a deficit of $33.1 million at January 31, 2010. The change was mainly due to an increase in the portion of our long term debt and the fair value of our derivative instrument liabilities that are required to be classified as current, from a combined $29.3 million as of April 30, 2009 to a combined $37.2 million as of January 31, 2010.

For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments. Even though we have classified a total of $37.1 million of debt obligations and derivative instrument liabilities associated with our lender and warrant agreements as current liabilities at January 31, 2010, we do not anticipate that we will be required to use cash or other working capital to satisfy debt principal conversions, debt principal demands or warrant exercises prior to January 31, 2011. We also expect to be able to maintain compliance with the provisions of our debt instruments through at least January 31, 2011.

We have incurred recurring operating losses and negative cash flows from our continuing operating activities. We have used $16.9 million and $11.1 million in cash for our operating activities during the twelve-month period of fiscal 2009 and the first nine months of fiscal 2010, respectively. From our inception through January 31, 2010, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current lender. Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in our plans and intentions to fund our operations.

Although our current operating plan anticipates increased revenues and improved profit margins over the next two years, we continue to use a significant amount of cash in our operations and we anticipate to use, over the course of the entire 2010 fiscal year, a level of cash that is slightly less than the actual amount used for operations during fiscal 2009. Based on current projections and estimates, we believe that our available working capital and principal sources of liquidity will not be sufficient to fund our operating activities and obligations through January 31, 2011 and as such, we will require approximately $5 million in additional capital to be raised through public or private offerings of equity or debt securities over the next year.

In addition to our need to raise sufficient capital to cover our existing operations and obligations through January 31, 2011, we will also need to complete the transaction contemplated by the Quantum Solar LOI or raise alternative capital in order to complete our planned $12 million solar module manufacturing operation in Irvine, California and we will need to raise additional capital to further develop the next generation of our Q-Drive hybrid electric propulsion system. We anticipate that we will be able to raise sufficient additional capital for these initiatives over the coming months through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Further, we will need to increase revenues and improve profit margins for the business to be sustainable over the long term. An inability by us to achieve our current operating plan and raise capital to cover working capital shortfalls would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business. If we are unable to secure the additional funding we need, we may need to curtail our operations or take other actions in order to continue to operate as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with our convertible notes, lender commitment and our Term Note B debt obligations (as further described in Note 7 of the financial Statements) and warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009 (as further described in Note 9 of the financial statements). The share price of our common stock represents the “underlying” variable that primarily gives rise to the value of our derivative instruments. In accordance with U.S. GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.73 per share on January 31, 2010, the fair value of our derivative instruments would increase and a charge in the amount of $3.7 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at Jan 31, 2010	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Embedded conversion feature under convertible notes	$4,614,000	$805,000	$5,419,000
Embedded principal multiplier feature under Term Note B	2,507,000	411,000	2,918,000
Embedded principal multiplier feature under Consent Fee Term Note	190,000	33,000	223,000
Written Put Option under $10.0 million Lender Commitment	4,892,000	673,000	5,565,000
Warrant contracts issued in October 2006	3,560,000	350,000	3,910,000
Warrant contracts issued in June 2007	4,248,000	668,000	4,916,000
Warrant contracts issued in August 2008	4,829,000	583,000	5,412,000
Warrant contracts issued in Aug/Sept 2009	1,239,000	173,000	1,412,000

	$26,079,000	$3,696,000	$29,775,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the U.S. dollar against the euro (Asola affiliate and solar manufacturing equipment suppliers) and against the Canadian dollar (ALP affiliate). Specifically, we are at risk that a future decline in the U.S. dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. The exchange rate was one euro equal to 1.39 U.S. dollars as of January 31, 2010. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MWp and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro or US$157.1 million based on the currency exchange rate at January 31, 2010; a

10% decline in the U.S. dollar against the euro could require us to pay an additional US$15.7 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the U.S. dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of January 31, 2010, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first nine months of fiscal 2010.

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

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are currently below the purchase price for calendar 2009 and 2010 that is specified under the Supply Agreement. However, the Supply Agreement includes a “loyalty clause” that requires if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola is required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Asola has communicated to its supplier that it believes the “loyalty clause” is applicable under the current economic conditions and has engaged in extensive dialogue with its supplier in efforts to modify pricing and purchase commitments under its Supply Agreement; however, negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system. Prior to the impasse, Asola’s cell supplier had indicated that it would agree to a modified level of pricing for calendar year 2009 that we anticipated would allow Asola and Quantum to take delivery of cells from Asola’s supplier and still be able to manufacture and sell solar modules at or above net realizable values, that the supplier would agree to waive the September 2009 prepayment requirement and that it would be willing to modify prices in future years if they continue to be unreasonable. If Asola is unable to successfully modify its remaining commitments under the Supply Agreement in connection with the “loyalty clause,” we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under the Asola Arrangement. This amount cannot be reasonably estimated at this time based on the recent dynamic changes in solar cell pricing which have not yet stabilized as of January 2010 and the associated uncertainty with forecasting future market prices over an eight year period; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $10.3 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at January 31, 2010.

We also have an unconditional commitment to guaranty up to $1 million of Asola’s bank debt.

We anticipate establishing a $12 million solar photovoltaic module manufacturing operation in Irvine, California during calendar 2010. As of January 31, 2010, this operation has used approximately $2 million to initiate construction of manufacturing equipment and will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational. We do not plan to acquire these assets until we raise a level of additional capital to be able to fund these new assets and maintain sufficient levels of working capital for our overall business (see Liquidity).

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

On November 24, 2009 and in connection with a definitive business combination agreement, we agreed to loan Schneider Power up to $1.0 million to be used exclusively to pay the application fee and application security under Ontario’s feed-in-tariff program. Advances under the loan accrue interest at 10.5% per year and must be repaid on or before November 23, 2010. On November 25, 2009, we advanced $0.6 million to Schneider Power under the loan arrangement which remains outstanding as of January 31, 2010.

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

Status of Management’s Remedial Action

In our Annual Report on Form 10-K for the year ended April 30, 2009, we reported that we had a material weakness over the accounting for and disclosure of derivatives associated with debt and warrant instruments because we lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments was appropriate under U.S. generally accepted accounting principles (GAAP). Procedures related to identifying derivative instruments and disclosing derivative instruments at April 30, 2009 did not operate properly and this material weakness resulted in a restatement of our prior financial statements. Since April 30, 2009, we continue to develop and implement a remediation plan to address the identified material weakness as follows: (i) we increased our technical expertise of GAAP associated with accounting for derivative instruments and (ii) we enhanced internal procedures to better identify derivative financial instruments.

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

We are not in compliance with Nasdaq’s minimum bid requirement.

On March 8, 2010, we received notification from the Nasdaq Stock Market that we were not in compliance with Nasdaq’s continued listing rule 5450(a)(1) because the closing bid price for a share of our Common Stock was below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, the closing stock price of a share of our Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to September 1, 2010. We have not yet determined what action, if any, we will take in order to cure the deficiency between now and September 1, 2010. We intend to closely monitor the closing bid price of our Common Stock, and to consider available options if our Common Stock does not trade at a level likely to result in us regaining compliance with the $1.00 minimum bid price rule including, without limitation, a reverse stock split. No assurance can be given that we will be able to regain compliance on or before September 1, 2010.

If we are unable to regain compliance with the $1.00 minimum bid requirement prior to September 1, 2010, Nasdaq will provide us with written notification that our Common Stock will be delisted from the Nasdaq Global Market. At that time, we may appeal the delisting determination, or, alternatively, we may apply to transfer our Common Stock to the Nasdaq Capital Market provided that we satisfy the Nasdaq Capital Market’s requirements for initial listing, other than the $1.00 minimum bid price requirement. In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the $1.00 minimum bid price requirement while listed on the NASDAQ Capital Market. No assurance can be given that the Company will be eligible for the additional 180-day compliance period, or, if applicable, that it will regain compliance during any additional compliance period.

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

In addition to Nasdaq’s $1.00 minimum bid price rule, there are a number of other continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq. Our failure to maintain compliance with the NASDAQ Global Market continued listing standards could result in the delisting of our Common Stock and could adversely affect the per share price of our Common Stock, impair our ability to raise capital that is needed for future operations, and further restrict your ability to sell our Common Stock.

Our future operating results could fluctuate materially due to changes in the fair value of our derivative instruments.

Included on our balance sheet are derivative liabilities related to embedded features contained within our convertible notes, our Term Note B debt instrument, our Consent Fee Term Note, the written put option under the $10.0 million lender commitment, and warrant contracts referred to as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. At each reporting period, we are required to determine the fair value of such derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material.

Our acquisition of Schneider Power, Inc. is subject to various closing conditions.

Our acquisition of Schneider Power, Inc. is subject to a number of conditions precedent which must be satisfied or waived, some of which are outside of our control, including, without limitation, approval by the Superior Court of Justice (Ontario) and approval by the shareholders of Schneider Power. We cannot provide any assurance that such conditions precedent will be satisfied or waived or that the acquisition will close.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 5.	Other Information.

On March 8, 2010, Registrant received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying Registrant that, based upon its closing bid price for the last 30 consecutive business days, it no longer meets the minimum bid price of $1.00 per share required under Nasdaq Marketplace Rule 5450(a)(1) (“Minimum Bid Price Notice”). The Minimum Bid Price Notice has no effect on the listing of Registrant’s securities at this time, and its common stock will continue to trade on the Nasdaq Global Market under the symbol “QTWW”.

In accordance with Marketplace Rule 5810(c)(3)(A), Registrant has a grace period of 180 calendar days in which to regain compliance. If at any time prior to September 1, 2010 the bid price of Registrant’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that Registrant has regained compliance with the minimum bid price requirement. No assurance can be given that Registrant will regain compliance during the grace period. In the event Registrant does not regain compliance prior to expiration of the grace period, Nasdaq will send written notification that its securities are subject to delisting. At that time, Registrant may appeal the delisting determination to a Hearing Panel. Alternatively, Registrant may apply to transfer its securities to the Nasdaq Capital Market if it satisfies the requirements for initial inclusion, with the exception of the bid price. In the event of such a transfer, Registrant will be afforded an additional grace period to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market. No assurance can be given that Registrant will be eligible for the additional grace period, or, if applicable, that it will regain compliance during any such additional grace period.

In response to the Minimum Bid Price Notice, Registrant intends to closely monitor the closing bid price of its common stock between now and September 1, 2010, and will consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with the minimum bid price requirement. Registrant disclaims any intention to update this report for purposes of disclosing any action or response that Registrant decides to take after the date hereof.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson,
Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended January 31, 2010.

2.1	Arrangement Agreement by and among Quantum Fuel Systems Technologies Worldwide, Inc., 2224784 Ontario Inc., and Schneider Power Inc. dated November 24, 2009 (incorporated herein by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on November 27, 2009).

10.1	Agreement and Consent Dated November 24, 2009 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 27, 2009).

10.2	Promissory Note dated November 24, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Amended Current Report on Form 8-K/A filed on December 4, 2010).

10.3	Amendment to Convertible Notes dated November 24, 2009 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 27, 2009).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.