Form 10-Q
period 2010-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2010-09-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 7, 2010:

187,646,211 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,026,882	$3,137,035
Accounts receivable from affiliates	1,449,062	1,353,437
Accounts receivable from non-affiliates, net	1,384,075	2,236,037
Inventories, net	1,766,420	1,567,276
Deferred debt fees, net	—	826,085
Prepaids and other current assets	927,920	594,251

Total current assets	9,554,359	9,714,121

Property and equipment, net	8,096,787	9,126,832
Investment in and advances to affiliates	6,971,944	7,037,254
Asset held for sale	2,089,947	2,040,360
Intangible asset, net	8,575,518	8,267,399
Goodwill	32,858,914	32,858,901
Prepayments to affiliate	3,971,600	3,908,300
Deposits and other assets	899,058	780,907

Total assets	$73,018,127	$73,734,074

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,167,199	$1,915,022
Accrued payroll obligations	1,353,709	1,197,963
Deferred revenue	200,562	485,368
Accrued warranties	89,754	117,112
Derivative instruments	12,547,000	10,447,000
Other accrued liabilities	1,853,468	1,794,481
Current portion of long-term debt	519,243	15,027,339

Total current liabilities	20,730,935	30,984,285

Long-term debt, net of current portion	21,133,928	6,909,480
Deferred income taxes	481,330	479,263
Derivative instruments	6,669,000	5,357,000
Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding at April 30, 2010 and July 31, 2010	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2010 and July 31, 2010	1,000	1,000
Common stock, $.001 par value; 398,000,000 shares authorized; 169,155,324 issued and outstanding at April 30, 2010 and 185,071,650 issued and outstanding at July 31, 2010	169,155	185,072
Additional paid-in-capital	395,709,444	403,701,665
Accumulated deficit	(372,016,566)	(373,631,181)
Accumulated other comprehensive loss	(755,791)	(1,126,950)

Total stockholders’ equity	23,107,242	29,129,606
Noncontrolling interests	895,692	874,440

Total equity	24,002,934	30,004,046

Total liabilities and equity	$73,018,127	$73,734,074

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2009	2010
Revenue:
Net product sales	$187,391	$644,070
Contract revenue from affiliates	1,960,937	1,054,374
Contract revenue from non-affiliates	945,378	1,861,487

Total revenue	3,093,706	3,559,931

Costs and expenses:
Cost of product sales	266,610	559,200
Research and development	3,795,457	3,837,091
Selling, general and administrative	3,582,626	3,788,983

Total costs and expenses	7,644,693	8,185,274

Operating loss	(4,550,987)	(4,625,343)

Interest expense, net	(690,434)	(459,140)
Fair value adjustments of derivative instruments	38,000	3,412,000
Loss on modification of debt and derivative instruments	(6,969,000)	—
Loss on settlement of debt and derivative instruments, net	(194,219)	—
Equity in earnings of affiliates, net	108,000	71,235
Other expense, net	(4,485)	—

Loss from operations before income tax expense	(12,263,125)	(1,601,248)
Income tax expense	(1,041)	(13,367)

Net loss attributable to stockholders	$(12,264,166)	$(1,614,615)

Per share data - basic and diluted:
Net loss attributable to stockholders	$(0.12)	$(0.01)

Number of shares used in per share calculation - basic and diluted	104,762,669	180,366,639

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2009	2010
Cash flows from operating activities:
Net loss attributable to stockholders	$(12,264,166)	$(1,614,615)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	355,040	424,189
Share-based compensation charges	301,175	217,613
Fair value adjustments of derivative instruments	(38,000)	(3,412,000)
Loss on modification of debt and derivative instruments	6,969,000	—
Loss on settlement of debt and derivative instruments	194,219	—
Provision for inventory obsolesence	132,682	97,652
Other non-cash items	181,594	(38,091)
Changes in operating assets and liabilities:
Accounts receivable	(1,086,233)	(758,050)
Inventories	230,940	101,492
Other assets	(22,185)	337,660
Accounts payable	959,168	(1,617,349)
Deferred revenue and other accrued liabilities	173,835	301,262

Net cash used in operating activities	(3,912,931)	(5,960,237)

Cash flows from investing activities:
Additions to property and equipment	(188,192)	(1,384,249)
Deposit received on asset held for sale	—	245,850
Payments to non-controlling interests	—	(105,364)

Net cash used in investing activities	(188,192)	(1,243,763)

Cash flows from financing activities:
Borrowings on notes and other obligations	3,000,000	176,737
Payments on notes and other obligations	(10,389)	(68,896)
Proceeds from issuance of common stock, net of transaction fees	—	6,220,383
Other	(6,514)	—

Net cash provided by financing activities	2,983,097	6,328,224

Net effect of exchange rate changes on cash	—	(14,071)

Net decrease in cash and cash equivalents	(1,118,026)	(889,847)
Cash and cash equivalents at beginning of period	2,621,215	4,026,882

Cash and cash equivalents at end of period	$1,503,189	$3,137,035

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2010

1) Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a fully integrated alternative energy company and a leader in the development and production of alternative fuel propulsion systems, energy storage technologies and alternative fuel vehicles.

We believe that we are uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and battery control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics, control strategies and system integration. We are also an independent power producer and developer of renewable energy projects and provider of related services.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (US) generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power, Inc (SPI), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

On April 16, 2010, we completed the acquisition of SPI, an alternative energy company with a portfolio of clean electricity generation development projects and land positions in prospective wind and solar power areas in North America and the Caribbean.

On August 27, 2008, start-up activities were initiated in Quantum Solar to develop a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola).

We also hold ownership interests in certain unconsolidated active affiliates that are accounted for under the equity method of accounting. These interests include: (i) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (ii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iii) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (iv) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. We also have an ownership interest in Advanced Lithium Power, Inc. (ALP) that we obtained on March 3, 2006. ALP ceased operations in June 2010 upon the appointment of a receiver. Our remaining investment in ALP was fully written off as of April 30, 2010. See further discussion of investments in our active affiliates at Note 5.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to fiscal year 2010 amounts to conform to the fiscal year 2011 presentation.

In preparing the consolidated financial statements, we have evaluated subsequent events. Subsequent events are events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.

Capital Resources

From our inception through July 31, 2010, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Capital transactions during the first quarter of fiscal 2011 and capital commitments available to us at July 31, 2011 are as follows:

•

On various dates from April 30, 2010 through July 26, 2010 we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering from the sale of 19.7 million shares of our common stock at a price of $0.55 per share. The investors and placement agent also received warrants in connection with the transactions. The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was approximately $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On May 30, 2008, we initially secured a $10.0 million unconditional commitment (Lender Commitment) from an affiliate of our senior lender that allows us to draw on the commitment at our option and also allows the senior lender to fund the commitment at the senior lender’s option under certain defined structures. The option for either party under the Lender Commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither we nor the senior lender have exercised the option under the Lender Commitment.

Liquidity

Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of July 31, 2011. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity amount to $13.1 million, consisting of $3.1 million of cash and cash equivalents at July 31, 2010 and $10.0 million under the Lender Commitment that is available to be drawn upon through March 31, 2011. We have historically incurred operating losses and negative cash flows from operating activities. Specifically, we have used $14.7 million and $6.0 million in cash for operating activities during the twelve-month period of fiscal 2010 and the first three months of fiscal 2011, respectively. Although we expect to use a significant amount of cash in our operations over the next year, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

As discussed further in Note 7, we have $21.9 million of outstanding debt obligations as of July 31, 2010; however, substantially all of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through at least July 30, 2011 in shares of our common stock, subject to certain restrictions. Although we have classified $15.0 million of debt and $10.4 million of derivative instrument liabilities associated with certain warrant holders as current liabilities at July 31, 2010, bringing our total reported current liabilities to a level that exceeds our reported current assets by $21.3 million as of this date, we are only contractually required to use $0.6 million in cash or other working capital to satisfy our scheduled debt service obligations through July 30, 2011 and do not anticipate that we will be required to use any cash or other working capital to satisfy potential exercises or contractual provisions under the warrant contracts over at least the next twelve months. In addition, we expect to be able to maintain compliance with the provisions of our debt instruments over the next twelve months.

Based on current projections and estimates, we believe that our available working capital and principal sources of liquidity will be sufficient to fund our operating activities through July 31, 2011, but not our debt obligations that mature on July 31, 2011. As such, we will require up to $15 million in additional capital to be raised through public or private offerings of equity or debt securities over the next year. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our senior lender, the outstanding debt principal balances that will remain as of July 31, 2011 and our ability to further extend the scheduled maturity dates of our obligations with our senior lender in the coming months.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

In addition to our need to raise sufficient capital to cover our existing operations and obligations through July 31, 2011, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction discussed in Note 5, complete the build out of our Spring Bay Wind Farm and other planned wind development projects, complete our planned solar module manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive™ hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of the Spring Bay Wind Farm project or the solar module manufacturing operation until we raise a level of additional capital to be able to fund one or more of these projects and maintain sufficient levels of working capital for our overall business. We currently have a conditional commitment from a new project finance lender to provide for up to $13.5 million of debt financing for the Spring Bay Wind Farm project and the California Energy Commission recently announced that we were recommended for a conditional low interest loan of $4.4 million to assist in the acquisition of equipment for the solar module manufacturing operation. Neither of these funding commitments is finalized or assured.

Although we anticipate that we will be able to finalize the funding arrangements for the Spring Bay Wind Farm and the solar module manufacturing equipment and raise sufficient additional capital for our working capital needs and other initiatives over the coming months through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. An inability by us to achieve our current operating plan or raise sufficient capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through July 31, 2011, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

Effective with our acquisition of SPI on April 16, 2010, our product revenues now include energy generation sales associated with a wind farm which are recognized at the time of generation and delivery to the purchasing utility provider as metered at the point of interconnection with the transmission system. The rate paid by the purchasing utility provider is established in the Power Purchase Agreement (PPA) executed between us and the utility provider.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Recent Accounting Pronouncements Adopted

Effective May 1, 2010, we adopted new guidance under Accounting Standards Codification (ASC) No. 810-10-05, “Consolidations-Variable Interest Entities.” ASC 810-10-05 changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements Issued

In September 2009, the Financial Accounting Standards Board (FASB) reached a consensus on Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor specific objective evidence (VSOE) or ii) third-party evidence (TPE), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. Early adoption is permitted. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Based on the current nature of our operations, we do not expect that the adoption of this requirement on May 1, 2011 will have a material impact on our consolidated financial statements.

2) Acquisition of Schneider Power, Inc.

On April 16, 2010 we completed our acquisition of Toronto, Ontario, Canada-based Schneider Power, Inc. (SPI) under the terms of a definitive Arrangement Agreement executed on November 24, 2009 (the “Arrangement Agreement”) pursuant to which we acquired all of the outstanding shares of SPI in a stock-for-stock exchange. Effective upon the closing of the Arrangement Agreement, we now operate SPI as a wholly-owned subsidiary. SPI is a renewable energy company that develops and constructs wind energy farms. SPI also owns and operates a wind farm in Ontario, Canada and has a significant portfolio of renewable wind and solar energy projects in North America and the Caribbean in various stages of development. We report the operations of SPI in the Renewable Energy business segment (see Note 11).

In connection with the closing of the Arrangement Agreement, we issued a total of 16.8 million shares of our common stock to SPI shareholders (representing 0.236 of a Quantum common share for each SPI common share outstanding), which included 0.2 million of shares issued to holders of SPI in-the-money compensatory stock options at the time of closing. All outstanding SPI stock options and SPI warrants were cancelled effective upon the closing of the transaction. We provided the former SPI warrant holders with Quantum replacement warrants that allow these warrant holders to purchase up to 2.1 million shares of our common stock at exercise prices ranging from $0.48 to $2.41 per share that expire on dates through May 13, 2011. The closing of the Arrangement Agreement was accounted for as an acquisition of SPI by Quantum.

Consideration and Measurement of Goodwill

The total fair value of the consideration provided by us on the closing date was $11.9 million and there is no further contingent consideration of other adjustments contemplated per the terms of the definitive business combination agreement.

We have preliminarily identified $9.4 million of tangible and intangible assets at fair value as of the date of the closing, which was net of the fair value of liabilities assumed and non-controlling interests. As a result, we have preliminarily ascribed $2.5 million of the consideration related to the transaction as goodwill in the Renewable Energy business segment representing the expected synergies and other intangible value that the SPI acquisition brought to our overall alternative energy business strategy (see Notes 6 and 11). Because the transaction was completed near the end of our fiscal 2010 period, we have not yet finalized the fair values of the assets acquired and liabilities assumed in connection with the acquisition, including the finalization of deferred tax assets and liabilities associated with the new subsidiary. During the three months ended July 31, 2010, we revised our estimate of the fair value of certain liabilities assumed which resulted in an increase to goodwill of $0.1 million. We expect to complete our analysis during the remainder of fiscal 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

The preliminary fair value of the net assets acquired on April 16, 2010, including changes in estimates made during the three months ended July 31, 2010, is as follows:

Tangible assets acquired at fair value:
Cash and cash equivalents	$596,053
Accounts receivable	45,373
Prepaids and other current assets	608,060
Deposits and other assets	684,882
Property and equipment	1,912,829
Asset held for sale	2,095,057

Total tangible assets acquired	5,942,254

Intangible assets acquired at fair value:
Renewable energy project assets	8,613,000
Goodwill ascribed to transaction	2,524,818

Total assets acquired	17,080,072

Liabilities assumed at fair value:
Accounts payable	(1,273,568)
Accrued payroll obligations	(198,252)
Loan payable to Quantum	(624,510)
Other accrued liabilities	(357,529)
Long-term debt	(1,311,064)
Deferred income taxes	(480,548)

Total liabilities assumed	(4,245,471)

Non-controlling interests in SPI at fair value	(897,881)

Total liabilities assumed and non-controlling interests	(5,143,352)

Net assets acquired	$11,936,720

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Pro Forma Data

The operating results of SPI have been included in our consolidated financial statements from the date of the acquisition. The pro forma financial data set forth below gives effect to our acquisition of SPI as if the acquisition had been completed on May 1, 2009. The pro forma financial data includes adjustments to reflect an increase in operating expenses associated with intangible asset amortization (resulting from the identification of renewable energy project intangible assets in connection with the acquisition that were not previously recorded) and an increase in the number of shares used in per share calculation as a result of shares issued in connection with the transaction. The pro forma financial data excludes those adjustments made to the book value of SPI’s tangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

	Three months ended July 31, 2009
	As Reported	Pro Forma (unaudited)
Net revenue	$3,093,706	$3,179,636

Operating loss	$(4,550,987)	$(4,992,952)

Net loss applicable to common stock	$(12,264,166)	$(12,724,306)

Net loss per share:
Basic	$(0.12)	$(0.10)
Diluted	$(0.12)	$(0.10)

Number of shares:
Basic	104,762,669	121,573,698
Diluted	104,762,669	121,573,698

The pro forma financial information is for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the transaction occurred on May 1, 2009.

Investment in Grand Valley

Included in the SPI assets acquired is $2.1 million (as of April 16, 2010) related to a renewable energy project asset that we have classified as held for sale. This asset represents the fair value of SPI’s investment in a wind farm project that is under development and that we refer to as the Grand Valley Wind Farm. We have recorded the asset at its fair value, less estimated cost to sell. As of the closing date of the Arrangement Agreement, management of SPI had committed to a plan to sell the asset and the asset was available for immediate sale in its present condition subject only to terms that are usual and customary for this type of sale. Actions to locate a buyer have been initiated and the sale of the asset is considered probable within the next year.

SPI executed a non-binding letter of intent dated June 30, 2010 (the “Grand Valley LOI”) with a non-affiliated third party for the proposed sale of the Grand Valley Wind Farm asset. The terms of the Grand Valley LOI call for the buyer to make good faith deposits to SPI at dates based on the buyer’s ability to achieve certain milestones with a proposed closing date on or before November 1, 2010. SPI expects to receive Canadian Dollar (CAD) 2.1 million in total sales proceeds upon completion of the sale. During the first quarter of fiscal 2011, we collected an initial deposit in the amount of CAD 250,000 toward the completion of the sale.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2010	July 31, 2010
Customer accounts billed	$1,189,097	$815,298
Customer accounts unbilled	1,716,149	2,836,118
Allowance for doubtful accounts	(72,109)	(61,942)

Accounts receivable, net	2,833,137	3,589,474

Less: accounts receivable from affiliates	(1,449,062)	(1,353,437)

Accounts receivable from non-affiliates, net	$1,384,075	$2,236,037

The portion of accounts receivable that is due from affiliates is associated with billed and unbilled amounts due from Fisker Automotive and Shigan Quantum. We assess the collectibility of receivables associated with our customers on an ongoing basis.

4) Inventories

Inventories consist of the following:

	April 30, 2010	July 31, 2010
Materials and parts	$3,670,420	$3,592,641
Work-in-process	72,757	21,992
Finished goods	904,494	931,545

	4,647,671	4,546,178
Less: provision for obsolescence	(2,881,251)	(2,978,902)

Inventories, net	$1,766,420	$1,567,276

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

5) Investments in Affiliates

We account for our active affiliates, Fisker Automotive, Asola, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2010	July 31, 2010
Quantum Affiliates:
Asola	$6,806,944	$6,924,019
Fisker Automotive	—	—
PCD	165,000	109,979
Shigan-Quantum	—	3,256

Investment in and advances to affiliates	$6,971,944	$7,037,254

Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. Upon formation, we owned 62.0% of Fisker Automotive. Fisker Automotive has raised a level of capital that has resulted in the dilution of our direct ownership interest to approximately 1% at July 31, 2010.

Fisker Automotive’s first scheduled production vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates our plug-in hybrid electric vehicle architecture known as Q-Drive, is expected to have initial deliveries beginning in February 2011.

On January 15, 2010, Fisker Automotive announced that it had completed an equity raise in the amount of $115 million. In connection with the equity raise and our desire to transition into a role as an independent supplier of key sub-systems to Fisker Automotive, we agreed to immediately relinquish one of our two seats on Fisker Automotive’s board of directors and to relinquish our remaining board seat if, and when, an independent nominee is elected to serve on Fisker Automotive’s board. As of July 31, 2010, our Chief Executive Officer is serving as our representative on the Fisker Automotive board of directors, at the request of our board of directors.

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

Fisker Automotive has an accumulated deficit since inception through July 31, 2010 (unaudited) as a result of funding the design and development activities for its vehicle platforms. We have not contributed any cash or other assets with a historical cost basis to Fisker Automotive and have no obligation to fund deficit balances. As a result, our initial investment balance and balances as of April 30, 2010 and July 31, 2010 are zero and there is no equity in losses of the affiliate to be reported in our condensed consolidated statement of operations for the three months ended July 31, 2010.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

We have received $20.2 million in cash from Fisker Automotive and have recognized $21.3 million in cumulative contract revenue through July 31, 2010 of which $1.0 million was recognized during the first quarter of fiscal 2011. Revenue recognized in excess of billing of $1.2 million is disclosed as “Customer accounts unbilled” in Note 3 and classified as part of “Accounts receivable from affiliate” on the accompanying condensed consolidated balance sheet.

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

Over the past several months we have engaged in discussions with Asola’s majority share holder, ConSolTec GmbH (ConSolTec), to outline terms that could result in us acquiring a controlling equity interest in Asola. On August 24, 2010, we executed a non-binding Letter Of Intent with ConSolTec (Asola LOI), which sets forth terms related to a proposed transaction pursuant to which we and Consoltec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets. The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The proposed transaction, if completed, is anticipated to close near the end of the calendar 2010 year.

Prior to the execution of the Asola LOI, we provided Asola and ConSolTec with written notice on December 28, 2009, that we were exercising our right to increase our ownership interest in Asola to 32.66% in exchange for payment of 0.1 million euro. The transaction to increase our ownership interest by 7.76% has not yet been completed and we have reserved our right to withdraw the exercise pending the outcome of the Asola LOI and our evaluation of the impact that the exercise may have on certain material contracts to which Asola is a party.

The conversion rate of one Euro Dollar (euro) to one US Dollar was 1.32 to 1.0 as of April 30, 2010 and 1.30 to 1.0 as of July 31, 2010. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary.

On May 8, 2008, we paid 1.2 million euro (US$1.9 million) to Asola to satisfy the commitment to provide funds for capital equipment noted in (ii) above. In August 2008, we satisfied the commitment noted in (iv) above by transferring 15.0% ownership in Quantum Solar to Asola’s majority shareholder, ConSolTec GmbH (ConSolTec).

Our equity in earnings of Asola was US$0.1 million for the three month period ending July 31, 2010. Our equity in earnings takes into consideration the differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in earnings under US GAAP.

Asola has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments (totaling 4.5 million euro) to Asola in connection the Supply Agreement. As of July 31, 2010, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million euros to Asola to satisfy our share of the September 1, 2009 prepayment required under the Supply Agreement. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are below the purchase prices for calendar 2009 and 2010 that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Further, Asola has not taken delivery of any cells in calendar 2010 to date. During calendar 2009, Asola communicated to its supplier that it believed the “loyalty clause” was applicable under the economic conditions that existed at the time and engaged in extensive dialogue with the supplier in an effort to modify pricing and purchase commitments under the Supply Agreement. Negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $10.8 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at July 31, 2010. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola.

Although we do not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the next five years (in euros and in US dollars based on the currency exchange rate as of July 31, 2010) is as follows:

	Euros:	US Dollars:

Five months ended December 2010	€13,875,000	$18,076,000
Twelve months ended December 2011	15,720,000	20,480,000
Twelve months ended December 2012	15,220,000	19,829,000
Twelve months ended December 2013	14,620,000	19,047,000
Twelve months ended December 2014	13,920,000	18,135,000
Twelve months ended December 2015	13,620,000	17,744,000
Thereafter	26,335,000	34,309,000

Total	€113,310,000	$147,620,000

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment during our fiscal 2011, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying condensed consolidated balance sheets at April 30, 2010 and July 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation and our share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the three month period ending July 31, 2010 is as follows:

Balance at April 30, 2010	$6,806,944
Foreign currency translation	(38,867)
Equity in earnings for the three months ended July 31, 2010	123,000
Interest accrued on outstanding note receivable	32,942

Balance at July 31, 2010	$6,924,019

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. We recognized net equity in losses associated with PCD of $0.1 million in the first quarter of fiscal 2011 and our investment balance at July 31, 2010 was $0.1 million.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for transferring certain of our intellectual property to the new entity. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. The net operating activities of this affiliate have been insignificant to date and our investment balance at July 31, 2010 is nominal.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

6) Goodwill, Intangibles and Other Long-lived Assets

Goodwill

The balance of goodwill by reportable segment at April 30, 2010 and July 31, 2010 is as follows:

	Electric Drive & Fuel Systems Segment	Renewable Energy Segment	Totals

Balance at April 30, 2010	$30,400,000	$2,458,914	$32,858,914
Increase in estimated liabilities acquired in connection with acquisition	—	59,893	59,893
Currency translation	—	(59,906)	(59,906)

Balance at July 31, 2010	$30,400,000	$2,458,901	$32,858,901

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

Property and equipment

Changes in property and equipment for the three months ended July 31, 2010 are as follows:

	Balance at April 30, 2010	Additions	Depreciation	Disposals/ Foreign Currency/ Other	Balance at July 31, 2010

Property and equipment in service, net	$4,995,131	$—	$(320,425)	$(40,733)	$4,633,973

Construction in progress:
Wind farm development (see Note 11)	131,149	1,328,141	—	6,954	1,466,244
Solar module manufacturing line (see Note 11)	2,095,016	—	—	—	2,095,016
Leasehold improvements / plant equipment	875,491	—	—	—	875,491
Other	—	56,108	—	—	56,108

Total construction in progress	3,101,656	1,384,249	—	6,954	4,492,859

Total property and equipment, net	$8,096,787	$1,384,249	$(320,425)	$(33,779)	$9,126,832

Impairment of Long-lived Assets

We believe that no event or circumstance exists that would indicate a potential impairment of the carrying values of goodwill, the intangible asset, or any other significant long-lived asset as of July 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

7) Debt Obligations

Our current and long-term debt consists of the following:

	April 30, 2010	July 31, 2010
Obligations to Senior Lender:
Convertible Note I: $4,588,924 principal, $173,499 accrued interest and $263,608 of unamortized premium in April 2010; $4,850,618 principal, $47,376 accrued interest and $159,986 of unamortized premium in July 2010	$5,026,031	$5,057,980
Convertible Note II: $4,248,595 principal, $160,632 accrued interest and $244,057 of unamortized premium in April 2010; $4,490,882 principal, $43,863 accrued interest and $148,120 of unamortized premium in July 2010	4,653,284	4,682,865
Convertible Note III: $1,919,818 principal, $72,585 accrued interest and $110,282 of unamortized premium in April 2010; $2,029,300 of principal, $19,820 of accrued interest and $66,930 of unamortized premium in July 2010	2,102,685	2,116,050
Term Note B	5,558,684	5,558,684
Consent Fee Term Note: $3,000,000 principal, less discount of $132,000 in April 2010; $3,000,000 principal in July 2010	2,868,000	3,000,000

Obligations to Other Creditors:
Bank Term Loan	1,302,312	1,256,996
Other obligations	142,175	264,244

Long-term debt, current and non-current	21,653,171	21,936,819
Less current maturities for scheduled cash payments and net amortization of premiums & discount	(519,243)	(15,027,339)

Long-term debt, non-current	$21,133,928	$6,909,480

Convertible Notes

We have three outstanding convertible promissory notes each originally issued on August 3, 2009, which we refer to as Convertible Note I, Convertible Note II, and Convertible Note III (collectively, the “Convertible Notes”). Each of the Convertible Notes has identical contractual terms for the remainder of the arrangements.

The significant contractual terms of the amended Convertible Notes as of April 30, 2010 were as follows: (i) annual fixed interest rates of 11.5% through August 31, 2010 (consisting of required minimum payments-in-kind (PIK) of 5.0% and cash or PIK options of 6.5%), declining to 9.5% thereafter as a result of scheduled decreases in the required minimum PIK from 5.0 % to 3.0%, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal under the notes cannot be prepaid in part or whole by us without consent of our senior lender, (iii) scheduled maturity dates of March 31, 2011, (iv) senior lender had the right to extend the scheduled maturity dates to August 31, 2013, subject to proper notice by March 15, 2011, and (v) outstanding principal under the Convertible Notes convertible into shares of our common stock at a fixed conversion price of $0.71 per share at any time until maturity at the option of the senior lender.

Since the date that the Convertible Notes were last modified on April 30, 2010, we classify the value, if any, of the embedded conversion features of the notes as equity.

On July 1, 2010, we elected to add the entire amount of accrued interest to principal under the Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the PIK provisions contained within the notes.

On July 8, 2010, the Convertible Notes and the Consent Fee Term Note (discussed below) were amended in exchange for a debt modification fee payable to the senior lender. We satisfied the debt modification fee with the issuance of 1.7 million shares of our common stock to the senior lender that had a fair value of $0.9 million on the modification date and recorded the fair value of the fee as a deferred asset. The Convertible Notes were revised to amend the stated maturity dates

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

from March 31, 2011 to July 31, 2011. As a result of these modifications, we no longer have any contractual requirement to remit cash to service any potential principal reductions on the Convertible Notes until at least July 31, 2011.

We determined that the amendments to the Convertible Notes were not substantial and did not represent an implied exchange of debt instruments. However, we reduced the balances of the unamortized debt premiums under the Convertible Notes as of July 8, 2010 by approximately $0.1 million, which equaled the immediate increase in fair value of the embedded conversion features under the Convertible Notes as a result of the modifications. The net balances of the debt premiums and the fair value of the debt modification fee are being amortized through July 31, 2011, which represents the amended scheduled maturity dates.

Term Note B

At April 30, 2010 and July 31, 2010, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice has the option to demand all or part of the principal amount due under the note at any time, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $0.50 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands made by the senior lender after January 16, 2012, (v) we have the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”); however, our option to make prepayments in shares is limited to $2.0 million in any ten business day period after the First Call Date, and (vi) when demand for payment or a prepayment is made, the principal amount due under Term Note B is subject to upward adjustment based upon the volume weighted average price (VWAP) for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50.

We refer to the required formula discussed above as the Term Note B principal multiplier feature. If we elect to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) when our VWAP Price is above $0.66 per share.

As of July 31, 2010, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $5.6 million and the maximum amount of principal that is payable under the principal multiplier feature is $29.2 million (assuming that the VWAP Price is at or above $3.50). The VWAP Price of our common stock as of July 31, 2010 was $0.57 per share and as such, the principal multiplier feature under the note did not have any intrinsic value as of this date.

Term Note B has characteristics of and acts consistent with the types of debt securities generally considered to be convertible debt instruments primarily as a result of the embedded principal multiplier feature which provides the senior lender with potential additional value for their investment in connection with increases in our share price in a manner consistent with conversion features under typical convertible note instruments. Further, the share settlement provisions and below market interest rate structure of Term Note B is consistent with convertible debt instruments. As such, we consider the note to be a convertible debt instrument in applying applicable accounting guidance. Since the date that the note was last modified on April 30, 2010, we classify the value, if any, of the embedded principal multiplier feature as equity.

Consent Fee Term Note

The terms of our credit facilities with our senior lender required that we obtain the consent of our senior lender prior to entering into the Arrangement Agreement with SPI (see Note 2). On November 24, 2009, we and our senior lender executed a consent fee arrangement under which the senior lender agreed to give its consent to the proposed business combination. The consent fee was $3.0 million unless the business combination agreement was terminated in which case the consent fee would have automatically been reduced to $1.5 million. The consent fee was paid by delivery of a promissory term note (the “Consent Fee Term Note”) on November 24, 2009.

At April 30, 2010 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note beginning after July 1, 2010 if the VWAP for our common stock for the five business days preceding the date that a demand is made would have been above $0.50 at the time of the demand, otherwise, the senior lender could not make demand until March 31, 2011, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $0.50 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

made by the senior lender after March 31, 2011, (v) we have the right to make prepayments under the note beginning after January 16, 2012, and (vi) when demand for payment or a prepayment is made, the principal amount due under the Consent Fee Term Note is subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date. When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.8, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $2.50.

We refer to the required formula discussed above as the Consent Fee Term Note principal multiplier feature. If we elect to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) when our VWAP Price is above $1.25 per share.

Similar to Term Note B, the Consent Fee Term Note is also considered to be a convertible debt instrument in applying applicable accounting guidance. Since the date that the acquisition of SPI was completed on April 16, 2010, which resolved a contingency in the contractual terms of the original note, we classify the value, if any, of the embedded principal multiplier feature as equity.

A debt discount, initially recognized at $0.5 million upon the issuance of the note in November 2009, was fully amortized through July 1, 2010 which was the first possible date that the senior lender could demand repayment of the note under the original terms of the note.

On July 8, 2010, the earliest date specified in the original Consent Fee Term Note that the senior lender could make a demand if our VWAP Price was below $0.50 was amended from March 31, 2011 to July 31, 2011. As a result of this modification, we have no contractual requirement to remit cash to service any potential principal reductions on the note until at least July 31, 2011. We determined that there was no change in the fair value of the embedded principal multiplier as a result of the debt modification and determined that the amendment to the Consent Fee Term Note was not substantial and did not represent an implied exchange of debt instruments.

As of July 31, 2010, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $3.0 million and the maximum amount of principal that is payable under the principal multiplier feature is $6.0 million (assuming that the VWAP Price is at or above $2.50). The principal multiplier feature under the note did not have any intrinsic value as of this date.

Bank Term Loan

In connection with our acquisition of SPI on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; requires fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of SPI’s Providence Bay Wind Farm project. The conversion rate of one CAD to one US Dollar was 0.97 to 1.0 as of July 31, 2010.

Lender Commitment

On May 30, 2008, we secured the $10.0 million Lender Commitment from an affiliate of our senior lender that allows us to draw on the commitment at our option and also allows the senior lender to fund the commitment at the senior lender’s option under certain defined structures.

The option for either party under the Lender Commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither party has exercised its option. The terms of the amended Lender Commitment are as follows: (a) should we choose to draw on the commitment, the senior lender has the right to make the investment as either: (i) a two year secured convertible note, the conversion price fixed at $0.71 per share, with the coupon on the note equal to 18.0% that can be added to the principle at our option under a PIK provision or (ii) a senior secured straight note that redeems in cash at 130% of face value after one year; (b) we may only exercise up to $2.5 million in any 30 day period and we are required to provide the senior lender with a five day notice period of our intent to draw on the commitment; (c) in exchange for extending the commitment, the senior lender has the “put” option to make a $10.0 million investment that will be structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date and the note under this structure would convert into our common stock at a fixed conversion price of $0.71 per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

The written put option, which allows the senior lender to make a $10.0 million cash payment to us in exchange for a debt instrument in the form of a convertible note, is considered to be a derivative instrument. Accordingly, the fair value of the instrument is recognized as a non-current derivative liability and marked to market each period (see Note 8).

Collateral and Covenants

Our obligations under the debt instruments with our senior lender are secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by the assets of SPI. We were in compliance with existing covenants and other requirements of the debt instruments with our senior lender and our bank lender as of July 31, 2010.

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the next five year periods ending July 31. Although the senior lender has the option to extend the scheduled maturity dates on the amended Convertible Notes, for purposes of this disclosure, we have used the scheduled maturity dates of July 31, 2011 for these three notes:

	Scheduled Payments	Net Amortization of Premiums & Discount	Total Maturities of Long-Term Debt
July 31:
2011	$14,652,303	$375,036	$15,027,339
2012	6,818,781	—	6,818,781
2013	70,686	—	70,686
2014	20,013	—	20,013
2015	—	—	—
Thereafter	—	—	—

	$21,561,783	$375,036	$21,936,819

8) Derivative Instruments and Fair Value Measurements

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at April 30, 2010 and July 31, 2010 consisted of the Lender Commitment (see Note 7) and certain warrant contracts (see Note 10).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for the first quarter of fiscal 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

The derivatives and their respective fair values measured using Level 3 inputs as of April 30, 2010 and July 31, 2010 are as follows:

	April 30, 2010	July 31, 2010
Derivative instruments classified as current liabilities:
Warrant contracts issued in October 2006	$4,160,000	$3,868,000
Warrant contracts issued in June 2007	4,100,000	3,087,000
Warrant contracts issued in August 2008	4,287,000	3,492,000

	12,547,000	10,447,000
Derivative instruments classified as non-current liabilities:
Written Put Option under $10.0 million Lender Commitment	5,518,000	4,436,000
Warrant contracts issued in August & September 2009	1,151,000	921,000

	6,669,000	5,357,000

Total balance of derivative instruments	$19,216,000	$15,804,000

We determined the fair values of the derivative instrument liabilities associated with the written put option contained within the Lender Commitment and certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We used the Black-Scholes model to calculate the value of the June 2007 Warrants, the August 2009 Warrants and the September 2009 Warrants. For the written put option contained within the Lender Commitment and the derivative warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths are then averaged to determine the value of the derivative instruments as of the reporting period date.

The following table summarizes the changes in the fair value during the three months ended July 31, 2010 for the derivative instrument liabilities using Level 3 inputs:

	Written Put Option	Warrants	Total

Balance at April 30, 2010	$5,518,000	$13,698,000	$19,216,000

Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,082,000)	(2,330,000)	(3,412,000)

Balance at July 31, 2010	$4,436,000	$11,368,000	$15,804,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2010 and July 31, 2010 were as follows:

	Written Put Option	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants
April 30, 2010:
Annual volatility (1)	89.3%	79.7%	77.4%	72.8%	77.4%-94.5%
Risk-free rate	1.5%	2.0%	2.4%	2.4%	1.2%-2.0%
Discount rate for cash payments	14.3%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.70	$0.70	$0.70	$0.70	$0.70
Conversion / exercise price	$0.71	$0.55	$2.09	$3.13	$0.85
July 31, 2010:
Annual volatility (1)	93.0%	82.9%	79.1%	75.2%	81.2%-98.3%
Risk-free rate	0.7%	1.6%	1.2%	1.2%	0.6%-1.2%
Discount rate for cash payments	15.7%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.60	$0.60	$0.60	$0.60	$0.60
Conversion / exercise price	$0.71	$0.53	$2.09	$2.89	$0.85

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

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

We apply fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to goodwill and other long-lived assets (see Note 6).

9) Warranties

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Changes in our product warranty liability for the three months ended July 31, 2010 are as follows:

Balance at April 30, 2010	$89,754
Warranties issued during the period	30,275
Adjustments to pre-existing warranties	1,042
Settlements made during the period (1)	(3,959)

Balance at July 31, 2010	$117,112

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

10) Stockholders’ Equity

Stock Incentive Plan

We have one stock option plan, the 2002 Stock Incentive Plan (the “Plan”), which provides that options to purchase shares of our common stock and awards of restricted stock may be granted to directors, employees, associates and consultants. Options expire ten years after the date of grant or 30 days after termination of employment and generally vest ratably at the rate of 25% on each of the first four anniversaries of the grant date. New shares are issued to satisfy stock option exercises under the Plan. Options awarded are granted with an exercise price equal to the market price of our stock at the date of grant. Restricted stock generally cliff vests on the third anniversary of the grant date.

Share-Based Compensation

We have included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended July 31,
	2009	2010
Cost of product sales	$5,224	$4,427
Research and development	19,938	26,251
Selling, general and administrative	276,013	186,935

Total share-based compensation	$301,175	$217,613

Below is a summary of the options activity under the Plan for the three months ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2010	4,260,453	$1.08
Granted	—	$—
Exercised	—	$—
Forfeited	(3,500)	$1.84
Expired	(3,250)	$1.38

Options outstanding at July 31, 2010	4,253,703	$1.08

Vested and expected to vest at July 31, 2010	4,155,276	$1.08	5.5	$—

Options exercisable at July 31, 2010	3,130,907	$1.15	4.9	$—

On May 1, 2010, an additional 5.1 million shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At July 31, 2010, there were 12.0 million shares of common stock available for grant under the Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

The fair value of options granted is estimated using assumptions of dividend yield, expected life, risk-free interest rate and expected volatility of our common stock. There were no options granted in the first quarters of fiscal 2010 or 2011.

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended July 31,
	2009	2010
Weighted average grant date fair value per share	No activity	No activity
Intrinsic value of options exercised	No activity	No activity
Total fair value of options vested during the period	$59,651	$68,828

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

On April 16, 2010, in connection with the acquisition of SPI, we provided the former SPI warrant holders with Quantum replacement warrants that allows these former SPI warrant holders to purchase up to 2.1 million shares of our common stock at exercise prices ranging from $0.48 to $2.41 per share that expire on dates through May 13, 2011 (the “April 2010 Replacement Warrants”). The fair value of these warrants on the closing date was included as part of the consideration paid in connection with the acquisition (see Note 2).

In connection with a $10.9 million private placement offering completed on various dates from April 2010 through July 2010 (the “Spring 2010 Warrants”), investors received warrants to purchase 3.9 million shares of our common stock at an exercise price of $0.91 per share to the investors. The warrants become exercisable beginning in October 2010. In connection with the transaction, the placement agent also received 2.4 million in warrants to purchase shares of our common stock at an exercise price of $0.91 per share that become exercisable beginning in October 2010. The warrants expire five years from the date they were issued (April 2015 thru July 2015). The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was approximately $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

We evaluate the warrants provided in connection with each of our private placement or public offerings and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we refer to as the June 2006 Warrants and the Spring 2010 Warrants due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds from

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

the transactions in June 2006 and in the spring of 2010 that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The classification as equity for the June 2006 Warrants and the Spring 2010 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

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

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2010 and July 31, 2010, and a summary of the changes in the fair values of those derivative instruments during the three months ended July 31, 2010 are disclosed in Note 8.

The October 2006 Warrants and the August 2008 Warrants also contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. Since the initial issuance of these warrants, we have completed certain subsequent capital transactions that have contractually reset the exercise price of the October 2006 Warrants and August 2008 Warrants to $0.53 and $2.89 as of July 31, 2010, respectively. As a result of exercise price resets to date and in the event of further price resets to the October 2006 Warrants and/or the August 2008 Warrants, the number of shares of our common stock that is subject to such warrants contractually increases so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants increased to 7.4 million as of July 31, 2010 and the number of shares subject to the August 2008 Warrants increased to 18.7 million as of July 31, 2010. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Warrant activity and warrants outstanding for the three month period ending July 31, 2010, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Total Warrants
Warrants outstanding at April 30, 2010	46,666,436
Issued - original number	5,067,032
Issued - additional number	1,664,917

Warrants outstanding at July 31, 2010	53,398,385

Shares Available

The number of undesignated shares available as of July 31, 2010, is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		398,000,000	2,000,000	20,000,000
Less shares issued and outstanding at July 31, 2010		(185,071,650)	(999,969)	—
Less shares designated for issuance under:
Stock options		(4,253,703)	—	—
Warrants		(53,398,385)	—	—
Conversion of principal under convertible notes	(1)	(16,171,635)	—	—
Lender Commitment	(2)	(14,084,507)	—	—

Total shares designated for future issuance		(87,908,230)	—	—

Undesignated shares available		125,020,120	1,000,031	20,000,000

Other instruments in which share settlement is at our option:
Principal repayment in shares under Term Note B	(3)	9,264,473	—	—
Principal repayment in shares under Consent Fee Term Note	(3)	5,000,000	—	—

(1)	Represents number of shares upon conversion of $11.5 million of principal and interest outstanding under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Represents the maximum possible shares issuable under the $10 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.
(3)	Repayment of principal in shares is at our option, subject to certain conditions; represents the number of shares that would be required to satisfy the outstanding principal under the terms of the note assuming the share price was $0.60 per share (which represents our closing share price as of July 31, 2010).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the three months ended July 31, 2010:

	Common Stock Shares	Total Equity (Deficit)
Balance at April 30, 2010	169,155,324	$24,002,934
Share-based compensation on stock option and restricted stock awards	—	217,613
Issuance of common stock to investors	13,147,236	6,220,383
Issuance of common stock in connection with debt modification	1,660,000	878,140
Issuance of common stock in exchange for legal and consulting services	1,109,090	600,000
Foreign currency translation	—	(392,409)
Debt premium reduction associated with debt modification		92,000
Net loss	—	(1,614,615)

Balance at July 31, 2010	185,071,650	$30,004,046

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended July 31,
	2009	2010
Comprehensive loss, net of tax:
Net income (loss), as reported	$(12,264,166)	$(1,614,615)
Currency translation adjustments	355,604	(392,409)

Comprehensive loss, net of tax:	$(11,908,562)	$(2,007,024)

11) Business Segment and Geographic Information

Business Segments

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy (beginning April 16, 2010 with the acquisition of SPI) and Corporate.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest and income taxes.

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems segment supplies advanced propulsion and fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs and certain governmental agencies through funded research and development contracts and on a prototype and production intent basis. This segment’s business operations primarily consist of design, integration and supply of electric drive and control system technologies and manufacture and supply of packaged fuel systems for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Electric Drive & Fuel Systems segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of our systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications.

Our Electric Drive & Fuel Systems segment also generates contract revenue by providing engineering design and support to OEMs so that our advanced propulsion systems integrate and operate with the OEM’s hybrid or fuel cell

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies, and other strategic alliance partners.

Renewable Energy Segment

Our Renewable Energy segment consists solely of the business operations of SPI. SPI, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and provider of related development services. SPI is a licensed electricity generator and wholesaler.

SPI owns and operates a 1.6 megawatt wind farm in Ontario, Canada and generates revenue from the sale of energy under the terms of Power Purchase Agreements (PPAs) with Bullfrog Power, Inc.

In addition to energy sales on our existing wind farm and future wind and solar energy farms that we are currently developing, we anticipate generating revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties.

SPI is currently in the advanced stages of developing the Spring Bay Wind Farm located in Ontario, Canada. During the first quarter of fiscal 2011, $1.3 million of costs associated with the Spring Bay Wind Farm were incurred and recorded as construction in progress (see Note 6). The build out of the project will require approximately $15 million of project capital to be raised in the coming months in order for us to bring the project online as scheduled in April 2011. We currently have a conditional commitment from a lender to provide for debt financing of the project.

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and the our board of directors.

All activities of Quantum Solar, which is still in the preliminary phase of its anticipated solar module manufacturing operation are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability (see Note 6). Once Quantum Solar commences its manufacturing operations, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

Geographic Information

Our long-lived assets as of April 30, 2010 and July 31, 2010 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we are developing as a renewable energy project. Our two significant affiliates, Asola and Fisker Automotive, are based in Erfurt, Germany and Irvine, California, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended July 31,
	2009	2010
Total Revenue
Electric Drive & Fuel Systems	$3,094	$3,315
Renewable Energy	—	245
Corporate	—	—

Total	$3,094	$3,560

Operating Loss
Electric Drive & Fuel Systems	$(1,972)	$(1,923)
Renewable Energy	—	(355)
Corporate	(2,579)	(2,347)

Total	$(4,551)	$(4,625)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$187	$582
Cost of product sales	(266)	(499)

Gross profit (loss)	$(79)	$83

Renewable Energy:
Net product sales	$—	$62
Cost of product sales	—	(60)

Gross profit	$—	$2

Capital Expenditures
Electric Drive & Fuel Systems	$188	$56
Renewable Energy	—	1,328
Corporate	—	—

Total	$188	$1,384

Depreciation
Electric Drive & Fuel Systems	$344	$281
Renewable Energy	—	30
Corporate	11	9

Total	$355	$320

Amortization of Intangibles
Electric Drive & Fuel Systems	$—	$—
Renewable Energy	—	104

Total	$—	$104

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2010	July 31, 2010
Identifiable Assets
Electric Drive & Fuel Systems	$38,777	$39,805
Renewable Energy - asset held for sale	2,090	2,040
Renewable Energy - all other assets	14,718	15,045
Corporate	17,433	16,844

	$73,018	$73,734

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

Research and development is expensed as incurred and is related to the operations of the Electric Drive & Fuel Systems and Renewable Energy business segments for each of the periods presented. Research and development expense includes both customer-funded research and development and internally-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in our Electric Drive & Fuel Systems business segment that are funded under customer contracts.

12) Earnings (Loss) Per Share

We compute net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We consider common equivalent shares from the exercise of stock options, warrants and convertible debt payable in the instance where the shares are dilutive to our net income. The effects of stock options, warrants and convertible debt were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2009	2010
Numerator for basic and diluted loss per share data - attributable to common stockholders:
Net loss	$(12,264,166)	$(1,614,615)

Denominator for basic and diluted loss per share data - weighted-average shares	104,762,669	180,366,639

Basic and diluted loss per share:
Net loss attributable to stockholders	$(0.12)	$(0.01)

For the three month period ending July 31, 2010, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded, in thousands, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Three Months Ended July 31,
	2009	2010
Stock options	4,601	4,254
Warrants	37,588	53,398
Convertible notes	23,651	16,172
Term notes	21,487	14,264

	87,327	88,088

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 31, 2010

13) Income Taxes

For our US-based businesses, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards that are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.

Our wholly-owned subsidiary, SPI, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of July 31, 2010 on the accompanying condensed consolidated balance sheet. Included in the net deferred tax liability is a deferred amount consisting of the tax effected difference between the book value and tax basis of the Grand Valley Wind Farm asset (see Note 2).

14) Commitments and Contingencies

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

15) Subsequent Event

On August 2, 2010, we granted 3,890,000 options to purchase shares of our common stock and issued 2,550,000 shares of restricted stock to our directors and employees under the Plan. The options have an exercise price of $0.59 per share, which represented the closing price for a share of our common stock on the grant date. The options vest ratably over four years and have a term of ten years. The restricted stock will cliff vest on August 2, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

All statements included in this Quarterly Report on Form 10-Q and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to, statements regarding our expectation that we will be able to raise a sufficient level of debt or equity capital to fund our operations, our belief that our current operating plan will allow us to achieve profitability, our expectations of future revenue, expenses, gross margin and operating profit (loss), the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries, when our Q-Drive powertrain architecture and other products and technologies will be commercialized, our plans to develop new lower cost technologies, when Fisker Automotive will go to production, the number of vehicles that Fisker Automotive expects to sell, our belief that we will be a supplier to Fisker Automotive on a long-term basis, our expectation of liquidity requirements to fund our operations and debt through July 31, 2011, our intentions to commission a solar manufacturing facility in southern California, our expectation that the US, state and local governments will continue to support the advancement of alternative fuel technologies through loans, grants and tax credits, our belief that we have a competitive advantage over our competitors, our intentions to support the growth of our subsidiary, Schneider Power, Inc., and our German affiliate, Asola, our intentions to establish joint development programs and strategic alliances with leaders in the alternative energy industry, our relationship with General Motors and the impact such relationship will have on our ability to develop our products, the impact that new accounting pronouncements will have on our financial statements, and the effect that an adverse result in Asola’s dispute with its solar cell supplier could have on our financial statements.

Forward-looking statements generally can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this Quarterly Report under Part II, Item 1A “Risk Factors” and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

Many of the risk factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements are made only as of this Quarterly Report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report.

Company Overview

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

Our Electric Drive & Fuel Systems business segment provides powertrain engineering, system integration, manufacturing and assembly of packaged fuel systems and propulsion control systems for vehicles and other applications including fuel cells, hybrids, plug-in electric hybrid, alternative fuels, and hydrogen refueling stations and systems. We also design, engineer and manufacture hybrid and fuel cell vehicles. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

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

With our recent acquisition of Schneider Power, Inc. (SPI) completed on April 16, 2010, our business now includes the Renewable Energy business segment, which consists of the development, construction and operation of wind and solar energy farms. SPI also owns and operates a wind farm in Ontario, Canada and has a significant portfolio of renewable wind and solar energy projects in North America and the Caribbean in various stages of development.

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

Our strategy for achieving these objectives includes the following:

•	Commercialize our proprietary Q-Drive™ hybrid vehicle propulsion system and sub-systems.

•	Increase our participation in the hybrid and plug-in hybrid OEM vehicle markets by advancing and introducing new lower-cost technology and securing customer funding.

•	Design, integrate and assemble packaged fuel systems and re-fueling units for hydrogen and fuel cell vehicles, alternative fuel and other emerging applications.

•	Expand our renewable energy development and production platform.

•	Focus research and development on hybrid and hydrogen fuel system technologies and securing outside funding to support these programs.

•	Leverage our battery and hydrogen storage systems into broader energy storage applications.

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

Non-financial factors for the Renewable Energy business segment include wind study results, land ownership agreements, interconnections to the grid, power purchase agreements and other project metrics framing the underlying economics of a renewable energy farm.

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

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems (formerly referred to as the Fuel Systems Segment), Renewable Energy (beginning April 16, 2010) and Corporate.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest and income taxes.

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems segment supplies advanced propulsion and fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 fuel systems for alternative fuel vehicles. We also provide our propulsion systems and hydrogen storage products for hybrid and fuel cell applications to major OEMs and certain governmental agencies through funded research and development contracts and on a prototype and production intent basis. This segment’s business operations primarily consist of design, integration and supply of electric drive and control system technologies and manufacture and supply of packaged fuel systems for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Electric Drive & Fuel Systems segment generates product revenues through the sale of hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, the installation of our systems into OEM vehicles, and the sale of transportable hydrogen refueling stations. Product revenues are also generated through the sale of compressed natural gas (CNG), propane (LPG), and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications.

Our Electric Drive & Fuel Systems segment also generates contract revenue by providing engineering design and support to OEMs, primarily Fisker Automotive and General Motors, so that our advanced propulsion systems integrate and operate with the OEM’s hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies, and other strategic alliance partners.

On July 8, 2010, we announced that we had received an initial purchase order from Fisker Automotive, Inc. (Fisker Automotive) for supplying components of our hybrid powertrain system we refer to as Q-Drive for the Fisker Karma production program under the terms of our supply agreement with Fisker Automotive. Under the purchase order, we began shipping Q-Drive components to Fisker Automotive in July 2010 that will be incorporated in the Fisker Karma’s development fleet in support of Fisker Automotive’s efforts to initiate volume production of the Karma in February 2011.

On July 19, 2010, we announced that we had received a contract from Fisker Automotive for engineering and implementing production tooling for the Fisker Karma solar photovoltaic roof module under which our Electric Drive & Fuel Systems segment and our affiliate Asola will design and procure production tooling to enable production of solar roof modules beginning in late calendar 2010.

On July 30, 2010, the California Energy Commission (CEC) announced that we had been recommended by the CEC’s Transportation Committee for a $1.4 million grant under the CEC’s Alternative and Renewable Fuel and Vehicle Technology Program. The finalization of the grant award is contingent on certain conditions and approval by the CEC’s board of directors. If awarded, the Electric Drive & Fuel Systems segment would use the proceeds to assist in the development of certain components for our next generation of the Q-Drive powertrain system.

On September 7, 2010 we announced that we had received a first-release production order from Fisker Automotive for approximately $30 million for the Fisker Karma production vehicle under the terms of our supply agreement with Fisker Automotive.

Renewable Energy

Our Renewable Energy segment consists solely of the business operations of SPI. SPI, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and provider of related development services and is a licensed electricity generator and wholesaler. Our development of renewable energy projects involves several sequential stages of completion and advancement before a project becomes operational. We conduct feasibility studies to obtain sufficient data to validate the wind and/or solar energy capacity from a prospective project. We must negotiate with local landowners to obtain easements to allow for the development of an energy farm on their properties. Applications are submitted to local utility providers to obtain approvals for grid interconnections, and environmental assessments and feasibility studies must be completed and submitted to Federal, Provincial and Municipal governments to obtain permits for construction and commissioning. Finally, we secure Power Purchase Agreements (“PPAs”) with a utility provider or power broker as a project approaches the construction and operational stage.

Renewable energy construction projects may be financed with equity, debt or a combination thereof. SPI evaluates its project portfolio and assesses various financing opportunities that are available for its projects. Based on these evaluations, SPI may elect to retain ownership of a particular project or sell a controlling interest in the project to a strategic partner. If SPI decides to enter into strategic relationships to provide for project financing on certain of its projects, we anticipate that a typical strategic relationship would be structured such that SPI would transfer a majority interest (usually 80% to 90%) to a strategic partner in exchange for the strategic partner agreeing to fund the development and construction of the renewable energy project. We would anticipate that SPI and the strategic partner would also enter into a development agreement pursuant to which SPI would provide development services for the project and would receive a development fee in return.

In addition to energy sales on our existing wind farm and future wind and solar energy farms that we are currently developing, we anticipate generating revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties. Prior to our acquisition, SPI entered into an arrangement to sell their interest in a 22 MW wind farm that was in an early development phase. SPI expects to receive Canadian Dollar (CAD) 2.1 million in sales proceeds upon completion of the sale. During the first quarter of fiscal 2011, we collected an initial deposit in the amount of CAD 250,000 toward the completion of the sale and expect to receive the remaining amount later in calendar 2010 upon final closing.

SPI owns and operates a 1.6 megawatt wind farm in Ontario, Canada and generates revenue from the sale of energy under the terms of Power Purchase Agreements (PPAs) with Bullfrog Power, Inc.

SPI is currently in the advanced stages of developing the Spring Bay Wind Farm located in Ontario, Canada. The build out of the project will require approximately $15 million of project capital to be raised in the coming months in order for us to bring the project online as scheduled in April 2011. We currently have a conditional commitment from a lender to provide for debt financing of the project (see Liquidity and Off Balance Sheet Disclosures).

SPI was recently awarded a PPA by the Ontario Power Authority, under its feed-in-tariff program, for an additional 10 MW development project in Ontario Canada that we plan to develop in calendar 2011.

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors.

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar), a new venture based in Irvine, California and formed by us along with Asola’s majority shareholder, ConSolTec GmbH, for the production and distribution of mono and poly-crystalline silicon solar modules with an initial capacity of 45 MW. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by ConSolTec GmbH. All activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability. Once Quantum Solar commences its manufacturing operations, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

On July 16, 2010, the CEC announced that we had been recommended by the CEC’s staff for a $4.4 million low interest loan under the CEC’s Clean Energy Business Financing Program. The finalization of the loan award is contingent on certain conditions and approval by the CEC’s board of directors. If awarded, we would utilize the proceeds to assist in the purchase of manufacturing equipment for the start up of Quantum Solar’s module manufacturing operation (see Liquidity and Off Balance Sheet Disclosures).

Strategic Investments

In addition to our Electric Drive & Fuel Systems and Renewable Energy businesses, we have acquired or obtained ownership interests in certain strategic businesses that are not included in our current reporting segments. For each of these businesses discussed below, our ownership does not rise to the level of a controlling interest but we are considered to be able to exert significant influence over their respective operations and accordingly, we account for our equity interests in these businesses under the equity method of accounting. Our respective share of the results of their operations is discussed in Non-Reporting Segment Results under Results of Operations.

Fisker Automotive

On August 7, 2007, we co-founded Fisker Automotive, a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. We owned 6.2 million shares of Fisker Automotive’s common stock on July 31, 2010, which represented approximately 1% of the issued and outstanding shares of Fisker Automotive’s capital stock. As of July 31, 2010, our Chief Executive Officer held a seat on Fisker Automotive’s board of directors, at the request of our board of directors. Fisker Automotive is developing its first production-intent vehicle, the Fisker Karma, a 4-door luxury sports sedan PHEV that incorporates our Q-Drive system.

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

Over the past several months we have engaged in discussions with Asola’s majority share holder, ConSolTec GmbH (ConSolTec), to outline terms that could result in us acquiring a controlling equity interest in Asola. On August 24, 2010, we executed a non-binding Letter Of Intent with ConSolTec (Asola LOI), which sets forth terms related to a proposed transaction pursuant to which we and Consoltec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets. The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The proposed transaction, if completed, is anticipated to close near the end of the calendar 2010 year (see Liquidity).

Prior to the execution of the Asola LOI, we provided Asola and ConSolTec with written notice on December 28, 2009, that we were exercising our right to increase our ownership interest in Asola to 32.66% in exchange for payment of 0.1 million euro. The transaction to increase our ownership interest by 7.76% has not yet been completed and we have reserved our right to withdraw the exercise pending the outcome of the Asola LOI and our evaluation of the impact that the exercise may have on certain material contracts to which Asola is a party.

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

Advanced Lithium Power, Inc.

On March 24, 2006, we obtained a 35.5% ownership interest in Advanced Lithium Power Inc. (ALP), located in Vancouver, British Columbia. ALP was formed for the purpose of developing state-of-the-art lithium ion battery and battery management control systems that control state-of-charge and provide for thermal management. Our direct ownership interest in ALP as of April 30, 2010 was approximately 13%. In June 2010, certain secured creditors of ALP had a receiver appointed pursuant to the terms of a General Security Agreement between ALP and such secured creditors and as a result, ALP ceased operations.

Results of Operations

Quarter Ended July 31, 2009 and 2010

Total revenues and operating loss for our business segments and gross profit (loss) on our product sales for the three months ended July 31, 2009 and 2010 were as follows (in thousands):

	Three Months Ended July 31,
	2009	2010
Total Revenue
Electric Drive & Fuel Systems	$3,094	$3,315
Renewable Energy	—	245
Corporate	—	—

Total	$3,094	$3,560

Operating Loss
Electric Drive & Fuel Systems	$(1,972)	$(1,923)
Renewable Energy	—	(355)
Corporate	(2,579)	(2,347)

Total	$(4,551)	$(4,625)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$187	$582
Cost of product sales	(266)	(499)

Gross profit (loss)	$(79)	$83

Renewable Energy:
Net product sales	$—	$62
Cost of product sales	—	(60)

Gross profit (loss)	$—	$2

Electric Drive & Fuel Systems Segment

Product revenue for the Electric Drive & Fuel Systems segment increased $0.4 million, or 200%, from $0.2 million in the first quarter of fiscal 2010 to $0.6 million in the first quarter of fiscal 2011 due in part to the initial product shipments to Fisker Automotive related to our Q-Drive hybrid drive systems. We expect product revenue to increase significantly in the latter part of fiscal 2011 as a result of anticipated sales to Fisker Automotive associated with the planned launch of the Fisker Karma in February 2011.

Contract revenue for the Electric Drive & Fuel Systems segment decreased $0.2 million, or 7%, from $2.9 million in the first quarter of fiscal 2010 to $2.7 million in the first quarter of fiscal 2011. Contract revenue is derived primarily from system development and application engineering of our products under funded Fisker Automotive contracts, OEM contracts, aerospace programs, and other funded contract work with the United States (US) military and other government agencies. Fisker Automotive represented $2.0 million and $1.0 million of contract revenue earned during the first quarters of fiscal 2010 and 2011, respectively.

For fiscal 2011 and for the foreseeable future, we anticipate that Fisker Automotive will represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components and provide development services for the Fisker Karma vehicle platform.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $0.2 million, or 67%, from $0.3 million in the first quarter of fiscal 2010 to $0.5 million in first quarter of fiscal 2011 as a result of increased product revenues.

Gross profits on product sales for the Electric Drive & Fuel Systems segment improved $0.2 million from a negative $0.1 million in the first quarter of fiscal 2010 to a positive $0.1 million in the first quarter of fiscal 2011. The improved gross margins are primarily due to higher volume levels realized in the first quarter of fiscal 2011 that absorbed consistent levels of fixed manufacturing overhead costs. We expect to realize continued improvement in our gross margins for the remainder of fiscal 2011 as we anticipate increased shipments of components to Fisker Automotive related to our Q-Drive hybrid drive system.

Research and development expense associated with development contracts decreased $0.2 million, or 8%, from $2.4 million in the first quarter of fiscal 2010 to $2.2 million in the first quarter of fiscal 2011 which was mainly due to slightly lower activity levels in the current period as compared to the same period in the prior year.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment increased $0.1 million, or 7%, from $1.4 million in fiscal 2010 to $1.5 million fiscal 2011. Our internally funded research effort has shifted away from hydrogen storage, injection and regulation programs and is now more focused on solid-state components, hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment increased $0.1 million, from $1.0 million in the first quarter of fiscal 2010 to $1.1 million in the first quarter of fiscal 2011.

Operating loss for the Electric Drive & Fuel Systems segment decreased $0.1 million, from $2.0 million in the first quarter of fiscal 2010 to $1.9 million in fiscal 2011 mainly as a result of slightly higher revenues generated.

Renewable Energy Segment

Our results of operations include the activities of our wholly owned subsidiary, SPI, for the period of time subsequent to our acquisition of SPI on April 16, 2010. SPI recognized $0.1 million of revenue from energy sales related to its Providence Bay Wind Farm that is reported as part of net product revenues, $0.2 million of revenue from construction management contract services and $0.6 million of operating expenses during the first quarter of fiscal 2011. Included in operating costs were $0.1 million representing amortization of the intangible asset associated with the renewable energy project portfolio identified in connection with the acquisition of SPI. SPI’s operating loss for the quarter was $0.4 million.

If we are successful in raising project capital over the coming months to support SPI’s planned completion of its Spring Bay Wind Farm and the continued development of its other renewable energy projects, we anticipate that revenues and operating costs of SPI would significantly increase over the next twelve months compared to the levels realized in the first quarter of fiscal 2011 and that SPI’s levels of operating losses would decline.

Corporate Segment

Corporate expenses decreased $0.3 million in the first quarter of fiscal 2011 from $2.6 million in fiscal 2010 to $2.3 million in fiscal 2011. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems, our Renewable Energy segment and any future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues decreased to 66% in the first quarter of fiscal 2011 as compared to 83% in the first quarter of fiscal 2010, primarily due to reduced corporate expenses incurred in fiscal 2011 associated with share-based compensation charges. We expect the amount of corporate expenses as a percentage of total consolidated revenues for the remainder of fiscal 2011 to continue to be lower than the level incurred in the same period of fiscal 2010 as we anticipate that our consolidated revenues will increase substantially in fiscal 2011.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.5 million in the first quarter of fiscal 2011 as compared to $0.7 million recognized in the first quarter of fiscal 2010. Interest expense primarily relates to debt instruments payable to our senior lender. The decline in expense during fiscal 2011 is primarily related to lower levels of outstanding debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at April 30, 2010 and July 31, 2010 consist of the written put option under the $10.0 million Lender Commitment and warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $3.4 million in the first quarter of fiscal 2011, compared to a gain of $38,000 in the first quarter of fiscal 2010. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, and discount rates. The unrealized gain recognized in fiscal 2011 was primarily attributable to the decrease in our share price over the course of the first quarter ($0.70 at April 30, 2010 and $0.60 at July 31, 2010) that materially decreased the fair value of the derivative instrument liabilities year over year. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period and that the amount of such gains or losses could be material.

Loss on Modification of Debt and Derivative Instruments. During the first quarter of our prior fiscal year, we recognized a $7.0 million loss on contractual modifications of our debt and derivative instruments issued to our senior lender. On July 10, 2009, the conversion features embedded within an existing and two new convertible note instruments issued on this date increased in fair value by $7.0 million as a result of certain modifications that included setting the fixed conversion price on the debt to $0.71 per share and pushing out the stated maturity dates on the outstanding balances. The embedded conversion features under these instruments were accounted for as derivatives effective at the time of their issuance until the notes were later modified on April 30, 2010 at which time the embedded conversion features no longer met the definition of derivative instruments. In the first quarter of fiscal 2011, no modifications were entered into with respect to instruments accounted for as derivatives.

Loss on Settlement of Debt and Derivative Instruments. During the first quarter of our prior fiscal year, we repaid $4.9 million of term debt principal and interest in shares of our common stock which had a fair value of $5.1 million on the settlement dates. The difference between the fair values of the shares issued and the reduction of the principal during the first quarter of fiscal 2010 was recognized as a loss on settlement of $0.2 million. There were no settlements of debt associated with derivative instruments in the first quarter of fiscal 2011.

Equity in Earnings of Affiliates. During the first quarter of fiscal year 2011, we recognized net earnings of $71,000 consisting of $123,000 for our share of Asola’s income, $3,000 for our equity share of Shigan Quantum’s income and a charge of $55,000 for our share of PCD’s losses. For the first quarter of fiscal 2010, we recognized net earnings of $108,000 representing our share of Asola’s earnings. Our ownership in Fisker Automotive is also under the equity method of accounting; however, we have not recognized any losses realized by Fisker Automotive under the equity method as our net investment balance is zero and we have no obligation to fund deficit balances of the business.

Income Taxes. Our income tax expense is minor for both fiscal periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the remainder of fiscal 2011.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first quarter of fiscal 2011 was $6.0 million as compared to $3.9 million used during the first quarter of fiscal 2010. The cash used during fiscal 2011 is primarily due to a net loss from operations of $4.3 million before the non-cash effects of changes in fair value of derivative instruments, depreciation on property and equipment, amortization of intangible asset, share-based compensation charges, and other non-cash items. Cash decreased $1.7 million as a result of net changes in operating assets and liabilities during the first quarter of fiscal 2011, mainly due to an increase in accounts receivable and a reduction in accounts payable. We anticipate that the level of cash required for operations during our second quarter of fiscal 2011 will be less than the amount used in the first quarter and that our cash requirements for operations over the course of the entire fiscal 2011 will approximate the level of cash used during fiscal 2010.

Net cash used in investing activities during the first quarter of fiscal 2011 was $1.2 million as compared to net cash used of $0.2 million during the first quarter of fiscal 2010. Net cash used for investing activities in fiscal 2011 is primarily associated with activities to construct our Spring Bay Wind Farm that is scheduled to be operational in April 2011. The amount of cash required to complete the build out of the Spring Bay Wind Farm along with the development of other alternative energy projects in our portfolio is significant. If we are successful in raising sufficient capital to fund these active projects, our cash used for investing activities for the remainder of fiscal 2011 will be at levels significantly higher than the levels reported in fiscal 2010.

During the first quarter of fiscal 2011, we also received CAD 250,000 ($246,000) related to a deposit on a non-binding arrangement dated June 30, 2010, for the proposed sale of the Grand Valley Wind Farm asset that we classify as an asset held for sale. The receipt of the deposit is included in other accrued liabilities on the condensed consolidated balance sheet at July 31, 2010 and reported as a cash flow from investing activities. The arrangement outlines additional deposits of CAD 1,850,000 to be received during the remainder of fiscal 2011 if the proposed sale of the asset is completed.

Net cash provided by financing activities during the first quarter of fiscal 2011 was $6.3 million as compared to $3.0 million during fiscal 2010. Cash provided during the first quarter of fiscal 2011 consisted principally of net proceeds of $6.2 million from a private placement transaction partially completed in April 2010 and finalized during the first quarter of fiscal 2011.

Capital Resources

From our inception through July 31, 2010, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Capital transactions during the first quarter of fiscal 2011 and capital commitments available to us at July 31, 2011 are as follows:

•

On various dates from April 30, 2010 through July 26, 2010 we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering from the sale of 19.7 million shares of our common stock at a price of $0.55 per share. The investors and placement agent also received warrants in connection with the transactions. The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was approximately $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On May 30, 2008, we initially secured a $10.0 million unconditional commitment (Lender Commitment) from an affiliate of our senior lender that allows us to draw on the commitment at our option and also allows the senior lender to fund the commitment at the senior lender’s option under certain defined structures. The option for either party under the Lender Commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither we nor the senior lender have exercised the option under the Lender Commitment.

Liquidity

Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of July 31, 2011. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity amount to $13.1 million, consisting of $3.1 million of cash and cash equivalents at July 31, 2010 and $10.0 million under the Lender Commitment that is available to be drawn upon through March 31, 2011. We have historically incurred operating losses and negative cash flows from operating activities. Specifically, we have used $14.7 million and $6.0 million in cash for operating activities during the twelve-month period of fiscal 2010 and the first three months of fiscal 2011, respectively. Although we expect to use a significant amount of cash in our operations over the next year, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

As discussed further in Note 7 to the condensed consolidated financial statements, we have $21.9 million of outstanding debt obligations as of July 31, 2010; however, substantially all of the outstanding debt instruments have structures that allow for the settlement of any required principal reductions through at least July 30, 2011 in shares of our common stock, subject to certain restrictions. Although we have classified $15.0 million of debt and $10.4 million of derivative instrument liabilities associated with certain warrant holders as current liabilities at July 31, 2010, bringing our total reported current liabilities to a level that exceeds our reported current assets by $21.3 million as of this date, we are only contractually required to use $0.6 million in cash or other working capital to satisfy our scheduled debt service obligations through July 30, 2011 and do not anticipate that we will be required to use any cash or other working capital to satisfy potential exercises or contractual provisions under the warrant contracts over at least the next twelve months. In addition, we expect to be able to maintain compliance with the provisions of our debt instruments over the next twelve months.

Based on current projections and estimates, we believe that our available working capital and principal sources of liquidity will be sufficient to fund our operating activities through July 31, 2011, but not our debt obligations that mature on July 31, 2011. As such, we will require up to $15 million in additional capital to be raised through public or private offerings of equity or debt securities over the next year. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our senior lender, the outstanding debt principal balances that will remain as of July 31, 2011 and our ability to further extend the scheduled maturity dates of our obligations with our senior lender in the coming months.

In addition to our need to raise sufficient capital to cover our existing operations and obligations through July 31, 2011, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction, complete the build out of our Spring Bay Wind Farm and other planned wind development projects, complete our planned solar module manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of the Spring Bay Wind Farm project or the solar module manufacturing operation until we raise a level of additional capital to be able to fund one or more of these projects and maintain sufficient levels of working capital for our overall business. We currently have a conditional commitment from a new project finance lender to provide for up to $13.5 million of debt financing for the Spring Bay Wind Farm project and the CEC recently announced that we were recommended for a conditional low interest loan of $4.4 million to assist in the acquisition of equipment for the solar module manufacturing operation. Neither of these funding commitments is finalized or assured.

Although we anticipate that we will be able to finalize the funding arrangements for the Spring Bay Wind Farm and the solar module manufacturing equipment and raise sufficient additional capital for our working capital needs and other initiatives over the coming months through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. An inability by us to achieve our current operating plan or raise sufficient capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the ordinary course of business.

Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2010, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with our Lender Commitment (as further described in Note 7 of the condensed consolidated financial statements) and warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009 (as further described in Note 10 of the condensed consolidated financial statements). The share price of our common stock represents the “underlying” variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period.

Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.60 per share on July 31, 2010, the fair value of our derivative instruments would increase and a charge in the amount of $2.0 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at July 31, 2010	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Written Put Option under $10.0 million Lender Commitment	$4,436,000	$607,000	$5,043,000
Warrant contracts issued in October 2006	3,868,000	295,000	4,163,000
Warrant contracts issued in June 2007	3,087,000	500,000	3,587,000
Warrant contracts issued in August 2008	3,492,000	485,000	3,977,000
Warrant contracts issued in Aug/Sept 2009	921,000	135,000	1,056,000

	$15,804,000	$2,022,000	$17,826,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. On July 31, 2010, one euro was equal to 1.30 US Dollars. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$147.6 million, based on the currency exchange rate at July 31, 2010; a 10% decline in the US Dollar against the euro could require us to pay an additional US$14.8 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of July 31, 2010, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first three months of fiscal 2011.

Off Balance Sheet Disclosures

Construction in Progress

Our wholly-owned subsidiary SPI is currently in the advanced stages of developing the Spring Bay Wind Farm located in Ontario, Canada. As of July 31, 2010, costs of $1.3 million related to the development of the project have been classified as construction in progress. The build out of the project will require approximately $15 million in additional costs to complete and the wind farm is scheduled to be online in April 2011 if sufficient capital is raised to complete the project over the coming months. In addition, we intend to establish a solar photovoltaic module manufacturing operation in Irvine, California near the beginning of calendar 2011 if we can obtain sufficient financing. As of July 31, 2010, this operation has used approximately $2 million to initiate construction of manufacturing equipment and will require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational.

We do not plan to move forward with the build out of the Spring Bay Wind Farm project or the solar module manufacturing operation until we raise a level of additional capital to be able to fund one or both of these projects and maintain sufficient levels of working capital for our overall business (see Liquidity).

Asola Solar Cell Supply Agreement and Guarantee

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments (totaling 4.5 million euro) to Asola in connection the Supply Agreement. As of July 31, 2010, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million Euro to Asola to satisfy our share of the September 1, 2009 prepayment required under the Supply Agreement. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

Over the course of calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are below the purchase prices for calendar 2009 and 2010 that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts for calendar 2009 at a price of 1.73 euros per watt. Through December 31, 2009, Asola had only taken delivery of cells with approximately 0.1 million watts of power and had not provided its supplier with the prepayment that was due in September 2009. Further, Asola has not taken delivery of any cells in calendar 2010 to date. During calendar 2009, Asola communicated to its supplier that it believed the “loyalty clause” was applicable under the economic conditions that existed at the time and engaged in extensive dialogue with the supplier in an effort to modify pricing and purchase commitments under the Supply Agreement. Negotiations reached an impasse in the fall of 2009 and the matter is currently working its way through the German legal system.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $10.8 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at July 31, 2010. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola.

We also have an unconditional commitment to guaranty up to 1.0 million euro of Asola’s bank debt.

Warrants with Exercise Price Resets

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $0.53 and $2.89 as of July 31, 2010, respectively.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 7.4 million and 18.7 million, respectively, as of July 31, 2010. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with ASC 815 and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006 and warrants issued in connection with the private placement that covered the period from April 30, 2010 through July 26, 2010 (the “Spring 2010 Warrants”) due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds from the transactions in June 2006 and in the spring of 2010 that gave rise to these warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The classification as equity for the June 2006 Warrants and the Spring 2010 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles and are included elsewhere in this report. We believe that the application of certain critical accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We conduct a major portion of our business with a limited number of customers. For fiscal 2011 and for the foreseeable future, our affiliate, Fisker Automotive, has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

•

We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Electric Drive & Fuel Systems segment provides product warranties in certain circumstances depending on the platform and model year. For prototype components and systems that are not production intent, warranties are generally not provided. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

•

We account for our ownership interests in Fisker Automotive, Asola, PCD and Shigan Quantum under the equity method of accounting in accordance with Accounting Standards Codification (ASC) Topic No. 323 “Investments—Equity Method and Joint Ventures” (ASC 323) as a result of our ability to exercise significant influence over the operating and financial policies of these affiliates. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. Our foreign based affiliates have functional currencies other than the US Dollar. As such, translation adjustments may result from the process of translating our affiliates’ financial statements from their functional currency to US Dollars, which we account for in accordance with ASC Topic No. 830 “Foreign Currency Matters.”

•

We periodically evaluate our long-lived assets for impairment, particularly intangible assets and goodwill relating to acquisitions. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, construction in process, intangible assets and goodwill, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive industry and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for information regarding recent accounting pronouncements adopted and issued.

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

Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

•	Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with US generally accepted accounting principles;

•	Provide reasonable assurances that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

(c) Changes in Internal Control Over Financial Reporting

Except as noted below, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 16, 2010, we completed our acquisition of SPI. During the first quarter of fiscal 2011, we continued to evaluate and integrate SPI’s operations, policies and processes into our overall system of internal control over financial reporting. We anticipate completing the integration of SPI by April 30, 2011.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

Below is a summary of the risk factors we specifically identified in our fiscal year 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2010, all of which are incorporated herein by reference. For a complete description of such risk factors, please refer to the 2010 Annual Report.

Risks Related to Liquidity and Capital Resources:

•	We have a history of operating losses and negative cash flow and we anticipate that we will need to raise additional funds to finance operations.

•

We will need to raise additional funds to take advantage of strategic business opportunities, to complete product and application development, to fund our wind and solar initiatives, future operating activities and contractual commitments, and/or pay off or refinance debt.

•

We have three convertible notes outstanding with an aggregate principal and accrued interest balance of $11.2 million at April 30, 2010 and which mature on July 31, 2011 and which we may be unable to repay at maturity.

•	Our shareholders are subject to significant dilution upon the occurrence of certain events.

•	We are not in compliance with Nasdaq’s minimum bid requirement.

•	We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

•	The market price and trading volume of our common stock may be volatile.

•

We may not be able to obtain waivers of potential defaults in the future from our senior lender if we do not meet future requirements associated with our amended credit facility and convertible promissory note.

•	We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

•	The change in value of our derivative liabilities could have a material effect on our financial results.

Other Risks Related to our Business:

•	Fisker Automotive represents a substantial portion of our existing and anticipated future revenues and these future revenues will depend on Fisker Automotive’s success.

•

Fisker Automotive’s success and, in turn, our success and ability to reach profitability, is highly dependent on Fisker Automotive’s ability to access the full amount of a $528 million Department of Energy loan.

•	SPI will need substantial additional capital in order to fund its renewable energy projects.

•	SPI’s success is highly dependent on its ability to obtain permits, approvals, authorization, power purchase agreements and retain its land rights.

•	Development and construction of wind and solar energy projects is subject to a number of risks and uncertainties.

•	The Credit Agreement with our senior lender contains certain negative covenants that could restrict our ability to implement our business plan.

•	Fluctuations in the Euro Dollar could have a material effect on SPI’s business and operations.

•	Our fuel cell vehicle development and production revenue depends on our relationship with General Motors and General Motors’ viability and commitment to the commercialization of fuel cell vehicles.

•	We have commitments under a corporate alliance agreement with General Motors that require us to spend up to $4 million annually for research and development projects directed by General Motors.

•	We depend on third-party suppliers for the supply of materials and components for our products.

•	Our business depends on the growth of hybrid electric, hydrogen, and alternative fuel based vehicles and the renewable energy industry.

•

Our ability to design and manufacture powertrain and fuel systems for hybrid, hydrogen and fuel cell applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

•	Decrease in demand or price for solar cells could have an adverse effect on our financial statements.

•	Past acquisitions and any future acquisitions, equity investments, joint ventures, strategic alliances or other similar transactions may not be successful.

•	Failure to secure financing for Quantum Solar could adversely affect our operating results.

•	A mass market for plug-in electric hybrid and hydrogen products and systems may never develop or may take longer to develop than anticipated.

•	Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.

•	The terms and enforceability of many of our strategic partner relationships are uncertain.

•	We currently face and will continue to face significant competition.

•	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

•	Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

•	We have limited experience manufacturing hybrid propulsion and fuel systems for fuel cell applications on a commercial basis.

•	We may not meet our product development and commercialization milestones.

•	Our business could suffer if we fail to attract and maintain key personnel.

•	We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

•	Our business may be subject to product liability claims or product recalls, which could be expensive and could result in a diversion of management’s attention.

•	Our insurance may not be sufficient.

•	Our business may become subject to future product certification regulations, which may impair our ability to market our products.

•	Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

•	New technologies could render our existing products obsolete.

•	Changes in environmental policies could hurt the market for our products and our renewable energy projects.

•	The development of uniform codes and standards for hydrogen fuel cell vehicles and related hydrogen refueling infrastructure may not develop in a timely fashion.

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

Material Changes to Risk Factors in Fiscal 2011:

Other than as discussed below, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, all of which are incorporated herein by reference.

We are not in compliance with Nasdaq’s minimum bid requirement.

On September 2, 2010, we received a staff determination letter from The Nasdaq Stock Market (“Nasdaq”) stating that the Company has not regained compliance with the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). On September 9, 2010, we submitted our request for a hearing with a Nasdaq Listing Qualifications Panel (the “Panel”). As a result of submitting the request for a hearing, the suspension of trading and delisting of the Company’s securities is automatically stayed pending the Panel’s decision.

In anticipation that the Company would be unable to regain compliance with the Minimum Bid Price Rule, the Company included a proposal in its definitive proxy materials filed on August 27, 2010 related to its Annual Meeting of Stockholders to be held on September 30, 2010, which, if approved, would give the Company’s board of directors the discretion to implement a 1-for-20 reverse stock split. If the proposal is approved by the Company’s stockholders and implemented by the Company’s board of directors, the Company believes that it will result in the Company regaining compliance with the Minimum Bid Price Rule, thus, allowing the Company to maintain the listing of its common stock on the Nasdaq Global Market. However, no assurance can be given that our stockholders will approve the reverse stock split proposal or that the Panel will approve our request to remain listed on The Nasdaq Global Market.

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

On July 24, 2010, we entered into a Subscription Agreement with Osler, Hoskin and Harcourt, LLP (“Osler”) pursuant to which we issued 1,000,000 shares of unregistered common stock with a fair value of $540,000 in payment of legal fees incurred by SPI prior to and in connection with our acquisition of SPI. The common stock was issued to an “accredited investor” in a transaction exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The sale of the common stock did not involve a public offering and was made without general solicitation or general advertising. Osler represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the common stock for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On July 26, 2010, we entered into a Subscription Agreement with Blue Ridge Consulting, LLC (“Blue Ridge”) pursuant to which we issued 109,090 shares of unregistered common stock with a fair value of $60,000 in payment of consulting fees. The common stock was issued to an “accredited investor” in a transaction exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act. The sale of the common stock did not involve a public offering and was made without general solicitation or general advertising. Blue Ridge represented that it is an accredited investor, as that term is defined in Regulation D, and that it has acquired the common stock for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 5.	Other Information

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On September 2, 2010, we received a staff determination letter from The Nasdaq Stock Market (“Nasdaq”) stating that the Company has not regained compliance with the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). On September 9, 2010, we submitted our request for a hearing with a Nasdaq Listing Qualifications Panel (the “Panel”). As a result of submitting the request for a hearing, the suspension of trading and delisting of the Company’s securities is automatically stayed pending the Panel’s decision.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson,
Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2010.

10.1	Form of Subscription Agreement between the Registrant and certain accredited investors in connection with a private placement transaction that closed in multiple tranches during the period April 30, 2010 through July 26, 2010. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2010).

10.2	Form of Investor Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that closed in multiple tranches during the period April 30, 2010 through July 26, 2010. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2010).

10.3	Form of Retainer Warrant, dated May 6, 2010, issued by the Registrant to the placement agent in connection with a private placement transaction that closed in multiple tranches during the period April 30, 2010 through July 26, 2010. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2010).

10.4	Form of Concession Warrant, dated July 22, 2010, issued by the Registrant to the placement agent in connection with a private placement transaction that closed in multiple tranches during the period April 30, 2010 through July 26, 2010. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2010).

10.5	Agreement, dated July 8, 2010, between the Registrant and its secured lender, WB QT, LLC. (Incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed with the Commission on July 13, 2010).

10.6	Subscription Agreement, dated July 26, 2010, between the Registrant and Osler, Hoskin & Harcourt LLP.

10.7	Subscription Agreement, dated July 26, 2010, between the Registrant and Blue Ridge Consulting LLC.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.