Form 10-Q
period 2010-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2010-12-10
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2010:

186,960,246 shares of Common Stock, $.001 par value per share, and 999,969 shares of Series B Common Stock, $.001 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	October 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,026,882	$3,672,835
Accounts receivable, net	2,833,137	3,577,277
Inventories, net	1,766,420	1,464,032
Deferred debt issuance costs, net	—	1,114,864
Prepaids and other current assets	927,920	1,493,325

Total current assets	9,554,359	11,322,333

Property and equipment, net	8,096,787	8,944,630
Investment in and advances to affiliates	6,971,944	7,163,247
Asset held for sale	2,089,947	2,061,150
Intangible asset, net	8,575,518	8,245,922
Goodwill	32,858,914	32,883,956
Prepayments to affiliate	3,971,600	4,185,500
Deposits and other assets	899,058	783,751

Total assets	$73,018,127	$75,590,489

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,167,199	$3,002,212
Accrued payroll obligations	1,353,709	1,333,012
Deferred revenue	200,562	772,422
Accrued warranties	89,754	100,820
Derivative instruments	12,547,000	8,306,000
Other accrued liabilities	1,853,468	2,502,849
Current portion of long-term debt	519,243	19,058,220

Total current liabilities	20,730,935	35,075,535

Long-term debt, net of current portion	21,133,928	6,873,908
Deferred income taxes	481,330	508,783
Derivative instruments	6,669,000	3,428,000
Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding at April 30, 2010 and October 31, 2010	—	—
Series B common stock, $.001 par value; 2,000,000 shares authorized; 999,969 issued and outstanding at April 30, 2010 and October 31, 2010	1,000	1,000
Common stock, $.001 par value; 398,000,000 shares authorized; 169,155,324 issued and outstanding at April 30, 2010 and 186,960,246 issued and outstanding at October 31, 2010	169,155	186,960
Additional paid-in-capital	395,709,444	404,252,871
Accumulated deficit	(372,016,566)	(375,085,973)
Accumulated other comprehensive loss	(755,791)	(533,945)

Total stockholders’ equity	23,107,242	28,820,913
Noncontrolling interests	895,692	883,350

Total equity	24,002,934	29,704,263

Total liabilities and equity	$73,018,127	$75,590,489

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Revenue:
Net product sales	$424,766	$835,004	$612,157	$1,479,074
Contract revenue	2,230,414	3,050,178	5,136,729	5,966,039

Total revenue	2,655,180	3,885,182	5,748,886	7,445,113

Costs and expenses:
Cost of product sales	594,933	878,440	861,543	1,437,640
Research and development	3,508,755	4,282,216	7,304,212	8,119,307
Selling, general and administrative	3,176,472	3,582,829	6,759,098	7,371,812

Total costs and expenses	7,280,160	8,743,485	14,924,853	16,928,759

Operating loss	(4,624,980)	(4,858,303)	(9,175,967)	(9,483,646)

Interest expense, net	(762,782)	(732,458)	(1,453,216)	(1,191,598)
Fair value adjustments of derivative instruments	(34,870,000)	4,070,000	(34,832,000)	7,482,000
Loss on modification of debt and derivative instruments	(2,570,000)	—	(9,539,000)	—
Loss on settlement of debt and derivative instruments, net	(207,152)	—	(401,371)	—
Equity in earnings of affiliates, net	379,000	74,720	487,000	145,955
Other income (expense), net	(15,981)	17,212	(20,466)	17,212

Loss from operations before income tax expense	(42,671,895)	(1,428,829)	(54,935,020)	(3,030,077)
Income tax expense	(1,000)	(25,963)	(2,041)	(39,330)

Net loss attributable to stockholders	$(42,672,895)	$(1,454,792)	$(54,937,061)	$(3,069,407)

Per share data - basic and diluted:
Net loss attributable to stockholders	$(0.35)	$(0.01)	$(0.48)	$(0.02)

Number of shares used in per share calculation - basic and diluted	121,890,999	187,799,269	113,326,834	184,082,954

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(54,937,061)	$(3,069,407)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	644,283	877,989
Share-based compensation charges	513,014	569,539
Fair value adjustments of derivative instruments	34,832,000	(7,482,000)
Loss on modification of debt and derivative instruments	9,539,000	—
Loss on settlement of debt and derivative instruments	401,371	—
Provision for inventory obsolesence	229,486	127,852
Other non-cash items	(21,386)	179,505
Changes in operating assets and liabilities:
Accounts receivable	(1,761,163)	(749,106)
Inventories	648,384	174,536
Other assets	(220,859)	(591,648)
Accounts payable	217,737	(364,878)
Deferred revenue and other accrued liabilities	680,296	1,721,712

Net cash used in operating activities	(9,234,898)	(8,605,906)

Cash flows from investing activities:
Additions to property and equipment	(359,023)	(1,512,798)
Deposit received on asset held for sale	—	245,850
Payments to non-controlling interests	—	(105,364)
Investment in and advances to affiliates	(165,000)	—

Net cash used in investing activities	(524,023)	(1,372,312)

Cash flows from financing activities:
Borrowings on term notes, net of issuance costs	3,000,000	3,380,225
Borrowings on capital leases and other financing	—	304,710
Payments on capital leases and other financing	(22,583)	(266,587)
Proceeds from issuance of common stock, net of transaction fees	9,339,798	6,221,344
Proceeds from issuance of warrants classified as derivative instruments	1,395,000	—
Proceeds from exercise of warrants and options	4,000	—

Net cash provided by financing activities	13,716,215	9,639,692

Net effect of exchange rate changes on cash	—	(15,521)

Net increase (decrease) in cash and cash equivalents	3,957,294	(354,047)
Cash and cash equivalents at beginning of period	2,621,215	4,026,882

Cash and cash equivalents at end of period	$6,578,509	$3,672,835

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2010

1) Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a fully integrated alternative energy company and a leader in the development and production of advanced clean propulsion systems and renewable energy generation systems and services.

We believe that we are uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and battery control system technologies for alternative fuel vehicles, in particular, plug-in hybrid, electric and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics, control strategies and system integration. We are also an independent power producer and developer of renewable energy projects and provider of related services.

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

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (ii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iii) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (iv) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. Our equity ownership was approximately 1% at October 31, 2010 and we currently account for our investment in Fisker Automotive under the cost method of accounting. See Note 5 for further discussion of these businesses.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

We also had an ownership interest in Advanced Lithium Power, Inc. (ALP) that we obtained on March 3, 2006. ALP ceased operations in June 2010 upon the appointment of a receiver. Our remaining investment in ALP was fully written off as of April 30, 2010.

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

Capital Resources

From our inception through October 31, 2010, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Capital transactions completed during fiscal 2011 and capital commitments available to us are as follows:

•

On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million in a private placement transaction in exchange for issuing senior subordinated bridge notes payable and warrants to certain accredited investors (see Note 7). The net amount received by us from the transactions, after deducting placement agent fees and transaction expenses, was $3.4 million.

•

On various dates from April 30, 2010 through July 26, 2010 we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering from the sale of 19.7 million shares of our common stock at a price of $0.55 per share (see Note 10). The investors and placement agent also received warrants in connection with the transactions. The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On May 30, 2008, we initially secured a $10.0 million unconditional commitment (Lender Commitment) from an affiliate of our senior lender that allows us to draw on the commitment at our option and also allows the senior lender to fund the commitment at the senior lender’s option under certain defined structures. The option for either party under the Lender Commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither we nor the senior lender have exercised the option under the Lender Commitment. We are contractually limited to drawing down a maximum of $2.5 million in any 30 day period; therefore, we must provide notice to the senior lender beginning on or before December 20, 2010 in order to have full access to the commitment prior to the expiration date.

Liquidity

Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of October 31, 2011. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity at October 31, 2010 amounted to $13.7 million, consisting of $3.7 million of cash and cash equivalents and $10.0 million under the Lender Commitment that is available to be drawn upon through March 31, 2011. We have historically incurred operating losses and negative cash flows from operating activities. Specifically, we have used $14.7 million and $8.6 million in cash for operating activities during the twelve-month period of fiscal 2010 and the first six months of fiscal 2011, respectively.

As discussed further in Note 7, we have $25.9 million of outstanding debt obligations as of October 31, 2010. The total cash that could be required to service these debt instruments over the next twelve months is $20.5 million, including $4.2 million related to the Bridge Notes that are scheduled to mature on December 31, 2010 and $15.7 million related to a term note and three convertible notes held by our senior lender that are scheduled to mature on July 31, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

As of the date of this report, we do not have sufficient cash on hand to pay the $4.2 million due under the Bridge Notes when they mature on December 31, 2010. Our ability to draw upon the $10.0 million Lender Commitment is contractually limited to $2.5 million during any 30 day period so prior to the maturity date of the Bridge Notes we cannot draw an amount sufficient to satisfy the amount due. In order to avoid being in default of the Bridge Notes, we will need to raise additional capital prior to December 31, 2010 sufficient to satisfy our obligations under the Bridge Notes or seek an extension of the maturity date. A default in payment of the Bridge Notes will constitute a default under all of our senior indebtedness and our senior lender will have the right to declare the full amount of the senior indebtedness immediately due and payable. Accordingly, a default in the Bridge Notes could have a material adverse affect on our business and our ability to continue as a going concern.

Based on our current projections and estimates, we expect that we will continue to incur operating losses and negative cash flows for the foreseeable future. Therefore, in order to pay our senior indebtedness when it matures on July 31, 2011 and to cover our working capital requirements, we will also need to raise approximately $20 million of additional capital in public and/or private offerings of equity or debt securities. If we are unsuccessful in raising sufficient capital to pay the senior indebtedness, then we will need to either refinance our senior indebtedness or seek an extension of the maturity dates. Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt security.

Although we will try to negotiate an extension of the applicable maturity dates with the lenders and we have successfully extended the scheduled maturity dates on the debt obligations with our senior lender in the past on several occasions, we cannot provide any assurances that we will be able to further modify the current arrangements with our senior lender nor modify the current arrangement on the Bridge Notes. We are also currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our convertible note lenders and our ability to further extend the scheduled maturity dates of our obligations with our lenders.

Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, primarily associated with the first half of fiscal 2012, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations through October 31, 2011, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction, complete the build out of our Spring Bay Wind Farm and other planned wind development projects, complete the planned Quantum Solar manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of the Spring Bay Wind Farm project or the Quantum Solar manufacturing operation until we raise a level of additional capital to be able to fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Although we anticipate that we will be able to raise sufficient additional capital through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans to: (i) provide sufficient liquidity for our working capital needs, including the debt service requirements discussed above, (ii) complete the Spring Bay Wind Farm, (iii) complete the Quantum Solar manufacturing operation, and (iv) provide capital for other initiatives over the coming months, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. An inability by us to modify our scheduled debt service obligations, achieve our current operating plan or raise sufficient capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due and to continue as a going concern without actions outside the ordinary course of business, which could include curtailing operations.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through October 31, 2011, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

2) Acquisition of Schneider Power, Inc.

On April 16, 2010 we completed our acquisition of Toronto, Ontario, Canada-based Schneider Power, Inc. (SPI) under the terms of a definitive Arrangement Agreement executed on November 24, 2009 (the “Arrangement Agreement”) pursuant to which we acquired all of the outstanding shares of SPI in a stock-for-stock exchange. Effective upon the closing of the Arrangement Agreement, we now operate SPI as a wholly-owned subsidiary. SPI is a renewable energy company that develops and constructs electricity generation facilities. SPI also owns and operates a wind farm in Ontario, Canada and has a significant portfolio of renewable wind and solar energy projects in North America and the Caribbean in various stages of development. We report the operations of SPI in the Renewable Energy business segment (see Note 11).

In connection with the closing of the Arrangement Agreement, we issued a total of 16.8 million shares of our common stock to SPI shareholders (representing 0.236 of a Quantum common share for each SPI common share outstanding), which included 0.2 million of shares issued to holders of SPI in-the-money compensatory stock options at the time of closing. All outstanding SPI stock options and SPI warrants were cancelled effective upon the closing of the transaction. We provided the former SPI warrant holders with Quantum replacement warrants that allowed these warrant holders to purchase up to 2.1 million shares of our common stock at exercise prices ranging from $0.48 to $2.41 per share. On August 21, 2010, 1.5 million of the replacement warrants expired. The remaining replacement warrants have an exercise price of $0.88 per share and expire on May 13, 2011. The closing of the Arrangement Agreement was accounted for as an acquisition of SPI by Quantum.

Consideration and Measurement of Goodwill

The total fair value of the consideration provided by us on the closing date was $11.9 million and there is no further contingent consideration of other adjustments contemplated per the terms of the definitive business combination agreement.

We have preliminarily identified $9.4 million of tangible and intangible assets at fair value as of the date of the closing, which was net of the fair value of liabilities assumed and non-controlling interests. As a result, we have preliminarily ascribed $2.5 million of the consideration related to the transaction as goodwill in the Renewable Energy business segment representing the expected synergies and other intangible value that the SPI acquisition brought to our overall alternative energy business strategy (see Notes 6 and 11). Because the transaction was completed near the end of our fiscal 2010 period, we have not yet finalized the fair values of the assets acquired and liabilities assumed in connection with the acquisition, including the finalization of deferred tax assets and liabilities associated with the new subsidiary. During the six months ended October 31, 2010, we revised our estimate of the fair value of certain liabilities assumed which resulted in an increase to goodwill of $0.1 million. We expect to complete our analysis during the remainder of fiscal 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

The preliminary fair value of the net assets acquired on April 16, 2010, including changes in estimates made during the six months ended October 31, 2010, is as follows:

Components of Consideration:
Quantum common shares issued and exchanged for SPI common shares	$11,620,031
Quantum common shares issued to former SPI option holders	147,689
Quantum warrants issued to former SPI warrant holders	169,000

Total consideration	$11,936,720

Fair Value of Business Acquired:
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

October 31, 2010

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

	Three months ended October 31, 2009		Six months ended October 31, 2009
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Net revenue	$2,655,180	$3,851,019	$5,748,886	$7,030,655

Operating loss	$(4,624,980)	$(4,553,672)	$(9,175,967)	$(9,546,624)

Net loss applicable to common stock	$(42,672,895)	$(42,590,564)	$(54,937,061)	$(55,314,870)

Net loss per share - basic and diluted	$(0.35)	$(0.31)	$(0.48)	$(0.43)

Number of shares - basic and diluted	121,890,999	138,702,028	113,326,834	130,137,863

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

SPI executed a non-binding letter of intent dated June 30, 2010 (the “Grand Valley LOI”) with a non-affiliated third party for the proposed sale of the Grand Valley Wind Farm asset. The terms of the Grand Valley LOI, as amended on December 1, 2010, call for the buyer to make good faith deposits to SPI at dates based on the buyer’s ability to achieve certain milestones with a proposed closing date on or before January 31, 2011. SPI expects to receive Canadian Dollar (CAD) 2.1 million in total sales proceeds upon completion of the sale. In July 2011, we collected an initial deposit in the amount of CAD 250,000 toward the completion of the sale.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2010	October 31, 2010
Customer accounts billed	$1,189,097	$2,549,806
Customer accounts unbilled	1,716,149	1,124,152
Allowance for doubtful accounts	(72,109)	(96,681)

Accounts receivable, net	$2,833,137	$3,577,277

We assess the collectibility of receivables associated with our customers on an ongoing basis.

4) Inventories

Inventories consist of the following:

	April 30, 2010	October 31, 2010
Materials and parts	$3,670,420	$3,566,653
Work-in-process	72,757	4,029
Finished goods	904,494	907,711

	4,647,671	4,478,393
Less: provision for obsolescence	(2,881,251)	(3,014,361)

Inventories, net	$1,766,420	$1,464,032

5) Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to approximately 1% at October 31, 2010.

Fisker Automotive’s first scheduled production vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates our plug-in hybrid electric vehicle architecture known as Q-Drive, is expected to have initial deliveries beginning in the spring of 2011.

On April 29, 2010, we executed a long-term production supply agreement with Fisker Automotive which, as later amended on November 8, 2010, sets forth the definitive terms pursuant to which we are the exclusive supplier of certain key sub-systems and control systems included in the Q-Drive powertrain system for the Fisker Karma production vehicle and we will also receive a royalty for each Fisker Karma vehicle sold that incorporates our Q-Drive technology (the “Fisker Production Agreement”). The Fisker Production Agreement covers the program life of the vehicle platform and outlines minimum volumes of 45,000 vehicles over this period.

We accounted for our investment in Fisker Automotive under the equity method of accounting from the date of our initial ownership interest through the first quarter of fiscal 2011. During the second quarter of fiscal 2011, we changed the method of accounting to the cost method as a result of changes in the composition of the Fisker Automotive board of directors and the dilution of our equity interest since the initial formation of the venture such that we no longer are considered to have significant influence over Fisker Automotive; however, under both of these methodologies, our investment in Fisker Automotive has been carried at zero for all periods presented.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

We are currently providing engineering services to Fisker Automotive, including system validation, certification and other pre-production development activities, under the third phase of the development of the Fisker Karma vehicle platform in addition to supplying certain prototype component parts for pre-production Fisker Karma vehicles.

We have received $22.5 million in cash from Fisker Automotive and have recognized $23.1 million in cumulative revenue through October 31, 2010 of which $1.8 million and $2.9 million was recognized during the three and six month periods ended October 31, 2010.

Investment in Affiliates

We account for our active affiliates, Asola, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2010	October 31, 2010
Quantum Affiliates:
Asola	$6,806,944	$7,024,292
PCD	165,000	134,837
Shigan-Quantum	—	4,118

Investment in and advances to affiliates	$6,971,944	$7,163,247

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

Over the past year we have engaged in discussions with Asola’s majority share holder, ConSolTec GmbH (ConSolTec), to outline terms that could result in us acquiring a controlling equity interest in Asola. On August 24, 2010, we executed a non-binding Letter Of Intent with ConSolTec (Asola LOI), which sets forth terms related to a proposed transaction pursuant to which we and Consoltec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets. The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The Asola LOI contemplates a transaction completion date of December 31, 2010; however, we do not believe we will complete the transaction by that date and will seek an extension.

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

The conversion rate of one Euro Dollar (euro) to one US Dollar was 1.32 to 1.0 as of April 30, 2010 and 1.40 to 1.0 as of October 31, 2010. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Our equity in earnings of Asola was US$0.1 million and US$0.2 million for the three and six month periods ended October 31, 2010. Our equity in earnings takes into consideration the differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in earnings under US GAAP.

Asola has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection the Supply Agreement. As of October 31, 2010, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million euros to Asola to satisfy our share of the September 1, 2009 prepayment required under the Supply Agreement. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

Beginning in calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are significantly below the purchase prices for calendar 2009 and 2010 that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts in calendar 2009 and 10.0 million watts in calendar 2010. Asola has not taken delivery of these cells and has claimed that the “loyalty clause” requires that the supplier amend the prices specified under the Supply Agreement in a reasonable manner. The matter reached an impasse with the supplier and is currently working its way through the German legal system. In August 2010, a settlement and oral hearing was held which did not change our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $11.2 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at October 31, 2010. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola.

Although we do not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the next five years (in euros and in US dollars based on the currency exchange rate as of October 31, 2010) is as follows:

	Euros:	US Dollars:

Two months ended December 2010	€13,875,000	$19,358,000
Twelve months ended December 2011	15,720,000	21,933,000
Twelve months ended December 2012	15,220,000	21,235,000
Twelve months ended December 2013	14,620,000	20,398,000
Twelve months ended December 2014	13,920,000	19,421,000
Thereafter	39,955,000	55,745,000

Total	€113,310,000	$158,090,000

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment during our fiscal 2011, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying condensed consolidated balance sheets at April 30, 2010 and October 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation and our share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the six month period ending October 31, 2010 is as follows:

U.S. Dollars:
Investment In and Advances to Asola:
Balance at April 30, 2010	$6,806,944
Foreign currency translation	144,516
Equity in earnings for the six months ended October 31, 2010	172,000
Net settlement of accrued interest on note receivable	(99,168)

Balance at October 31, 2010	$7,024,292

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD has been nominal to date and our investment balance at October 31, 2010 was $0.1 million.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for transferring certain of our intellectual property to the new entity. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. The net operating activities of this affiliate have been insignificant to date and our investment balance at October 31, 2010 is nominal.

6) Goodwill, Intangibles and Other Long-lived Assets

Goodwill

The balance of goodwill by reportable segment at April 30, 2010 and October 31, 2010 is as follows:

	Fuel Systems Segment	Renewable Energy Segment	Totals
Balance at April 30, 2010	$30,400,000	$2,458,914	$32,858,914
Increase in estimated liabilities acquired in connection with acquisition	—	59,893	59,893
Currency translation	—	(34,851)	(34,851)

Balance at October 31, 2010	$30,400,000	$2,483,956	$32,883,956

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Property and equipment

Changes in property and equipment for the six months ended October 31, 2010 are as follows:

	Balance at April 30, 2010	Additions	Transfers	Depreciation	Disposals/ Foreign Currency/ Other	Balance at October 31, 2010

Property and equipment in service, net	$4,995,131	$—	$908,436	$(671,978)	$(22,607)	$5,208,982

Construction in progress:
Wind farm development (see Note 11)	131,149	1,398,772	—	—	29,630	1,559,551
Solar module manufacturing line (see Note 11)	2,095,016	—	—	—	—	2,095,016
Leasehold improvements / plant equipment	875,491	—	(875,491)	—	—	—
Other	—	114,026	(32,945)	—	—	81,081

Total construction in progress	3,101,656	1,512,798	(908,436)	—	29,630	3,735,648

Total property and equipment, net	$8,096,787	$1,512,798	$—	$(671,978)	$7,023	$8,944,630

Impairment of Long-lived Assets

We believe that no event or circumstance exists that would indicate a potential impairment of the carrying values of goodwill, the intangible asset, or any other significant long-lived asset as of October 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

7) Debt Obligations

Our current and long-term debt consists of the following:

	April 30, 2010	October 31, 2010
Obligations to Senior Lender:
Convertible Note I: $4,588,924 principal, $173,499 accrued interest and $263,608 of unamortized premium in April 2010; $4,850,618 principal, $171,765 accrued interest and $119,661 of unamortized premium in October 2010	$5,026,031	$5,142,044
Convertible Note II: $4,248,595 principal, $160,632 accrued interest and $244,057 of unamortized premium in April 2010; $4,490,882 principal, $159,026 accrued interest and $110,786 of unamortized premium in October 2010	4,653,284	4,760,694
Convertible Note III: $1,919,818 principal, $72,585 accrued interest and $110,282 of unamortized premium in April 2010; $2,029,300 of principal, $71,859 of accrued interest and $50,060 of unamortized premium in October 2010	2,102,685	2,151,219
Term Note B	5,558,684	5,558,684
Consent Fee Term Note: $3,000,000 principal, less discount of $132,000 in April 2010; $3,000,000 principal in October 2010	2,868,000	3,000,000

Obligations to Other Creditors:
Investor Bridge Term Loans: $4,045,000 principal and $189,358 of unamortized discount in October 2010	—	3,855,642
Bank Term Loan	1,302,312	1,252,411
Other obligations	142,175	211,434

Long-term debt, current and non-current	21,653,171	25,932,128
Less current maturities for scheduled cash payments and net amortization of premiums & discount	(519,243)	(19,058,220)

Long-term debt, non-current	$21,133,928	$6,873,908

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

Since the date that the Convertible Notes were modified on April 30, 2010, we have classified the value, if any, of the embedded conversion features of the notes as equity.

On July 1, 2010, we elected to add the entire amount of accrued interest to principal under the Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the PIK provisions contained within the notes.

On July 8, 2010, the Convertible Notes and the Consent Fee Term Note (discussed below) were amended in exchange for a debt modification fee payable to the senior lender. We satisfied the debt modification fee with the issuance of 1.7 million shares of our common stock to the senior lender that had a fair value of $0.9 million on the modification date and

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

recorded the fair value of the fee as a deferred asset. The Convertible Notes were revised to amend the stated maturity dates from March 31, 2011 to July 31, 2011. As a result of these modifications, we no longer have any contractual requirement to remit cash to service any potential principal reductions on the Convertible Notes until at least July 31, 2011.

We determined that the amendments to the Convertible Notes on July 8, 2010 were not substantial and did not represent an implied exchange of debt instruments. However, we reduced the balances of the unamortized debt premiums under the Convertible Notes as of July 8, 2010 by approximately $0.1 million, which equaled the immediate increase in fair value of the embedded conversion features under the Convertible Notes as a result of the modifications. The net balances of the debt premiums and the fair value of the debt modification fee are being amortized through July 31, 2011, which represents the amended scheduled maturity dates.

Term Note B

At April 30, 2010 and October 31, 2010, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice has the option to demand all or part of the principal amount due under the note at any time, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $0.50 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands made by the senior lender after January 16, 2012, (v) we have the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”); however, our option to make prepayments in shares is limited to $2.0 million in any ten business day period after the First Call Date, and (vi) when demand for payment or a prepayment is made, the principal amount due under Term Note B is subject to upward adjustment based upon the volume weighted average price (VWAP) for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (A) 1.0 and (B) 1.5 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $3.50.

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

As of October 31, 2010, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $5.6 million and the maximum amount of principal that is payable under the principal multiplier feature is $29.2 million (assuming that the VWAP Price is at or above $3.50). The principal multiplier feature under the note did not have any intrinsic value as of this date.

Term Note B has characteristics of and acts consistent with the types of debt securities generally considered to be convertible debt instruments primarily as a result of the embedded principal multiplier feature which provides the senior lender with potential additional value for their investment in connection with increases in our share price in a manner consistent with conversion features under typical convertible note instruments. Further, the share settlement provisions and below market interest rate structure of Term Note B is consistent with convertible debt instruments. As such, we consider the note to be a convertible debt instrument in applying applicable accounting guidance. Since the date that the note was last modified on April 30, 2010, we have classified the value, if any, of the embedded principal multiplier feature as equity.

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

At April 30, 2010 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note beginning after July 1, 2010 if the VWAP for our common stock for the five business days preceding the date that a demand is made would have been above $0.50 at the time of the demand, otherwise, the senior lender could not make demand until March 31, 2011, (iv) the note can

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $0.50 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands made by the senior lender after March 31, 2011, (v) we have the right to make prepayments under the note beginning after January 16, 2012, and (vi) when demand for payment or a prepayment is made, the principal amount due under the Consent Fee Term Note is subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date. When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.8, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $2.50.

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

As of October 31, 2010, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $3.0 million and the maximum amount of principal that is payable under the principal multiplier feature is $6.0 million (assuming that the VWAP Price is at or above $2.50). The principal multiplier feature under the note did not have any intrinsic value as of this date.

Investor Bridge Term Loans

On October 13, 2010 and October 19, 2010, we received total cumulative gross proceeds of $4.0 million in connection with the closing of a private placement transaction with certain accredited investors in exchange for issuing senior subordinated bridge notes payable (collectively, the “Bridge Notes”) and warrants to the investors. The significant terms of the Bridge Notes on the origination dates were as follows: (i) scheduled maturity dates of December 31, 2010, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and cannot be prepaid, (iv) no conversion rights by note holders, and (v) notes are subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $0.7 million in connection with the private placement transaction of which we allocated $0.6 million to the Bridge Notes which is being amortized to interest expense over the life of the notes with the remaining $0.1 million allocated to the related warrants (see Note 10). In addition, we recorded a debt discount on the origination date of the Bridge Notes equal to the fair value of the warrants issued with the Bridge Notes of $0.2 million that is being amortized over the life of the notes.

Bank Term Loan

In connection with our acquisition of SPI on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; requires fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of SPI’s Providence Bay Wind Farm project. The conversion rate of one CAD to one US Dollar was 0.98 to 1.0 as of October 31, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

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

Since we are limited to drawing down a maximum of $2.5 million in any 30 day period, we must provide notice to the senior lender beginning on or before December 20, 2010 in order to have full access to the commitment prior to the March 31, 2011 expiration date.

The written put option, which allows the senior lender to make a $10.0 million cash payment to us in exchange for a debt instrument in the form of a convertible note, is considered to be a derivative instrument. Accordingly, the fair value of the instrument is recognized as a non-current derivative liability and marked to market each period (see Note 8).

Collateral and Covenants

Our obligations under the debt instruments with our senior lender and senior subordinated debt holders are secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by the assets of SPI. We were in compliance with existing covenants and other requirements of the debt instruments with our senior lender, senior subordinated debt holders and our bank lender as of October 31, 2010.

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the next five year periods ending October 31. Although the senior lender has the option to extend the scheduled maturity dates on the amended Convertible Notes, for purposes of this disclosure, we have used the scheduled maturity dates of October 31, 2011 for these three notes:

	Scheduled Payments	Net Amortization of Premiums & Discount	Total Maturities of Long-Term Debt
October 31:
2011	$18,967,071	$91,149	$19,058,220
2012	6,784,813	—	6,784,813
2013	47,245	—	47,245
2014	39,338	—	39,338
2015	2,512	—	2,512
Thereafter	—	—	—

	$25,840,979	$91,149	$25,932,128

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at April 30, 2010 and October 31, 2010 consisted of the Lender Commitment (see Note 7) and certain warrant contracts (see Note 10).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for the first six months of fiscal 2011.

The derivatives and their respective fair values measured using Level 3 inputs as of April 30, 2010 and October 31, 2010 are as follows:

	April 30, 2010	October 31, 2010
Derivative instruments classified as current liabilities:
Warrant contracts issued in October 2006	$4,160,000	$3,559,000
Warrant contracts issued in June 2007	4,100,000	1,937,000
Warrant contracts issued in August 2008	4,287,000	2,810,000

	12,547,000	8,306,000
Derivative instruments classified as non-current liabilities:
Written Put Option under $10.0 million Lender Commitment	5,518,000	2,844,000
Warrant contracts issued in August & September 2009	1,151,000	584,000

	6,669,000	3,428,000

Total balance of derivative instruments	$19,216,000	$11,734,000

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

The following table summarizes the changes in the fair value during the three and six months ended October 31, 2010 for the derivative instrument liabilities using Level 3 inputs:

	Written Put Option	Warrants	Total

Balance at April 30, 2010	$5,518,000	$13,698,000	$19,216,000

Fair value adjustments recognized in earnings	(1,082,000)	(2,330,000)	(3,412,000)

Balance at July 31, 2010	$4,436,000	$11,368,000	$15,804,000

Fair value adjustments recognized in earnings	(1,592,000)	(2,478,000)	(4,070,000)

Balance at October 31, 2010	$2,844,000	$8,890,000	$11,734,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2010 and October 31, 2010 were as follows:

	Written Put Option	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants
April 30, 2010:
Annual volatility (1)	89.3%	79.7%	77.4%	72.8%	77.4%-94.5%
Risk-free rate	1.5%	2.0%	2.4%	2.4%	1.2%-2.0%
Discount rate for cash payments	14.3%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.70	$0.70	$0.70	$0.70	$0.70
Conversion / exercise price	$0.71	$0.55	$2.09	$3.13	$0.85
October 31, 2010:
Annual volatility (1)	93.2%	86.0%	80.7%	76.8%	82.5%-90.2%
Risk-free rate	0.4%	0.5%	0.8%	1.2%	0.3%-0.8%
Discount rate for cash payments	15.7%	N/A	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.46	$0.46	$0.46	$0.46	$0.46
Conversion / exercise price	$0.71	$0.53	$2.09	$2.88	$0.85

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

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

October 31, 2010

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

Changes in our product warranty liability for the six months ended October 31, 2010 are as follows:

Balance at April 30, 2010	$89,754
Warranties issued during the period	30,275
Adjustments to pre-existing warranties	1,042
Settlements made during the period (1)	(20,251)

Balance at October 31, 2010	$100,820

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

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

Share-Based Compensation

We have included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Cost of product sales	$4,556	$8,632	$9,780	$13,059
Research and development	49,698	40,557	69,636	66,808
Selling, general and administrative	157,585	302,737	433,598	489,672

Total share-based compensation	$211,839	$351,926	$513,014	$569,539

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Below is a summary of the options activity under the Plan for the six months ended October 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2010	4,260,453	$1.08
Granted	4,040,000	$0.59
Exercised	—	$—
Forfeited	(103,500)	$0.63
Expired	(8,195)	$4.84

Options outstanding at October 31, 2010	8,188,758	$0.84

Vested and expected to vest at October 31, 2010	7,571,503	$0.86	7.3	$—

Options exercisable at October 31, 2010	3,261,735	$1.14	4.7	$—

On May 1, 2010, an additional 5.1 million shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At October 31, 2010, there were 6.3 million shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Dividend yield	n/a	0.0%	n/a	0.0%
Expected life - years	n/a	6.2	n/a	6.2
Risk-free interest rate	n/a	2.0%	n/a	2.0%
Expected volatility of common stock	n/a	89.4%	n/a	89.4%

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Weighted average grant date fair value per share	None granted	$0.44	None granted	$0.44
Intrinsic value of options exercised	$2,250	No activity	$2,250	No activity
Total fair value of options vested during the period	$60,146	$324,291	$119,797	$393,119

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

October 31, 2010

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

On April 16, 2010, in connection with the acquisition of SPI, we provided the former SPI warrant holders with Quantum replacement warrants that allowed these former SPI warrant holders to purchase up to 2.1 million shares of our common stock at exercise prices ranging from $0.48 to $2.41 per share (the “April 2010 Replacement Warrants”). On August 21, 2010, 1.5 million of the replacement warrants expired. The remaining replacement warrants have an exercise price of $0.88 per share and expire on May 13, 2011. The fair value of the replacement warrants on the closing date was included as part of the consideration paid in connection with the acquisition (see Note 2).

In connection with a $10.9 million private placement offering completed on various dates from April 2010 through July 2010 (the “Spring 2010 Warrants”), investors received warrants to purchase 3.9 million shares of our common stock at an exercise price of $0.91 per share to the investors. The warrants became exercisable beginning in October 2010. In connection with the transaction, the placement agent also received 2.4 million in warrants to purchase shares of our common stock at an exercise price of $0.91 per share that became exercisable beginning in October 2010. The warrants expire five years from the date they were issued (April 2015 thru July 2015). The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was approximately $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

On October 13, 2010 and October 19, 2010, in connection with the issuance of the Bridge Notes, investors received warrants to purchase 0.7 million shares of our common stock at an exercise price of $0.67 per share (the “October 2010 Warrants”). The warrants expire five years from the date they were issued. We recorded a debt discount on the origination date of the Bridge Notes equal to the fair value of the October 2010 Warrants of $0.2 million that is being amortized over the life of the notes (see Note 7).

We evaluate the warrants provided in connection with each of our private placement or public offerings and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we refer to as the June 2006 Warrants, the Spring 2010 Warrants and the October 2010 Warrants due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds from the transactions in June 2006, in the spring of 2010 and in October 2010 that gave rise to these warrants have been allocated to the stock or debt and the warrants based on their relative fair values. We aggregate the values allocated between the stock and warrants for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The classification as equity for the June 2006 Warrants, the Spring 2010 Warrants and the October 2010 warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

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

October 31, 2010

indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives that are classified as non-current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2010 and October 31, 2010, and a summary of the changes in the fair values of those derivative instruments during the six months ended October 31, 2010 are disclosed in Note 8.

The October 2006 Warrants and the August 2008 Warrants also contain contractual provisions which, subject to certain exceptions, reset the initial exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. Since the initial issuance of these warrants, we have completed certain subsequent capital transactions that have contractually reset the exercise price of the October 2006 Warrants and August 2008 Warrants to $0.53 and $2.88 as of October 31, 2010, respectively. As a result of exercise price resets to date and in the event of further price resets to the October 2006 Warrants and/or the August 2008 Warrants, the number of shares of our common stock that is subject to such warrants contractually increases so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants increased to 7.4 million as of October 31, 2010 and the number of shares subject to the August 2008 Warrants increased to 18.7 million as of October 31, 2010. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant activity and warrants outstanding for the six month period ending October 31, 2010, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Total Warrants
Warrants outstanding at April 30, 2010	46,666,435
Issued - original number	5,791,097
Issued - additional number	1,723,805
Expired	(1,466,440)

Warrants outstanding at October 31, 2010	52,714,897

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Shares Available

The number of undesignated shares available as of October 31, 2010, is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		398,000,000	2,000,000	20,000,000
Less shares issued and outstanding at October 31, 2010		(186,960,246)	(999,969)	—
Less shares designated for issuance under:
Stock options		(8,188,758)	—	—
Warrants		(52,714,897)	—	—
Conversion of principal under convertible notes	(1)	(16,582,325)	—	—
Lender Commitment	(2)	(14,084,507)	—	—

Total shares designated for future issuance		(91,570,487)	—	—

Undesignated shares available		119,469,267	1,000,031	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Term Note B	(3)	11,117,368	—	—
Principal repayment in shares under Consent Fee Term Note	(3)	6,000,000	—	—

(1)	Represents number of shares upon conversion of $11.8 million of principal and interest outstanding under three convertible notes at a fixed conversion price of $0.71 per share.
(2)	Represents the maximum possible shares issuable under the $10 million Lender Commitment if it becomes outstanding and is structured as a convertible note at a fixed conversion price of $0.71 per share.
(3)	Repayment of principal in shares is at our option, subject to certain conditions, including that our share price must be at least $0.50 for five consecutive business days prior to the payment date; represents the number of shares necessary for repayment of our term debt assuming $0.50 per share.

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the six months ended October 31, 2010:

	Common Stock Shares	Total Equity (Deficit)
Balance at April 30, 2010	169,155,324	$24,002,934
Share-based compensation on stock option and restricted stock awards	1,888,596	569,539
Issuance of common stock to investors	13,147,236	6,221,344
Issuance of common stock in connection with debt modification	1,660,000	878,140
Issuance of common stock in exchange for legal and consulting services	1,109,090	600,000
Issuance of warrants in connection with debt issuance, net of fees		200,207
Foreign currency translation	—	221,846
Change in non-controlling interests		(12,340)
Debt premium reduction associated with debt modification		92,000
Net loss	—	(3,069,407)

Balance at October 31, 2010	186,960,246	$29,704,263

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Comprehensive loss, net of tax:
Net loss, as reported	$(42,672,895)	$(1,454,792)	$(54,937,061)	$(3,069,407)
Currency translation adjustments	288,456	593,003	644,060	221,846

Comprehensive loss, net of tax:	$(42,384,439)	$(861,789)	$(54,293,001)	$(2,847,561)

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

SPI is currently in the advanced stages of developing the Spring Bay Wind Farm located in Ontario, Canada. During the first six months of fiscal 2011, $1.3 million of costs associated with the Spring Bay Wind Farm were incurred and recorded as construction in progress (see Note 6). The build out of the project will require approximately $15 million of project capital to be raised in the coming months in order for us to bring the project online as scheduled in April 2011. We currently have a conditional commitment from a lender to provide for debt financing of the project.

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and the board of directors.

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

Geographic Information

Our long-lived assets as of April 30, 2010 and October 31, 2010 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we are developing as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Total Revenue
Electric Drive & Fuel Systems	$2,655	$3,729	$5,749	$7,044
Renewable Energy	—	156	—	401
Corporate	—	—	—	—

Total	$2,655	$3,885	$5,749	$7,445

Operating Loss
Electric Drive & Fuel Systems	$(2,776)	$(2,228)	$(4,748)	$(4,150)
Renewable Energy	—	(422)	—	(778)
Corporate	(1,849)	(2,208)	(4,428)	(4,556)

Total	$(4,625)	$(4,858)	$(9,176)	$(9,484)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$425	$768	$612	$1,350
Cost of product sales	(595)	(864)	(861)	(1,363)

Gross profit (loss)	$(170)	$(96)	$(249)	$(13)

Renewable Energy:
Net product sales	$—	$67	$—	$129
Cost of product sales	—	(14)	—	(75)

Gross profit (loss)	$—	$53	$—	$54

Capital Expenditures
Electric Drive & Fuel Systems	$171	$59	$359	$115
Renewable Energy	—	70	—	1,398
Corporate	—	—	—	—

Total	$171	$129	$359	$1,513

Depreciation
Electric Drive & Fuel Systems	$279	$303	$623	$584
Renewable Energy	—	41	—	71
Corporate	10	8	21	17

Total	$289	$352	$644	$672

Amortization of Intangibles
Renewable Energy	$—	$102	$—	$206

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

Identifiable assets by reporting segment is as follows (in thousands):

	April 30, 2010	October 31, 2010
Identifiable Assets
Electric Drive & Fuel Systems	$38,777	$40,597
Renewable Energy - asset held for sale	2,090	2,061
Renewable Energy - all other assets	14,718	15,096
Corporate	17,433	17,836

	$73,018	$75,590

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Numerator for basic and diluted loss per share data - attributable to common stockholders:
Net loss	$(42,672,895)	$(1,454,792)	$(54,937,061)	$(3,069,407)

Denominator for basic and diluted loss per share data - weighted-average shares	121,890,999	187,799,269	113,326,834	184,082,954

Basic and diluted loss per share:
Net loss attributable to stockholders	$(0.35)	$(0.01)	$(0.48)	$(0.02)

For the three month and six month periods ending October 31, 2010, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 31, 2010

The following table sets forth the amount of shares excluded, in thousands, from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Six Months Ended October 31,
	2009	2010
Stock options	4,294	8,189
Warrants	41,936	52,715
Convertible notes	21,539	16,582
Term notes	16,592	17,117
Lender commitment	14,084	14,085

	98,445	108,688

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

Our wholly-owned subsidiary, SPI, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of October 31, 2010 on the accompanying condensed consolidated balance sheet. Included in the net deferred tax liability is a deferred amount consisting of the tax effected difference between the book value and tax basis of the Grand Valley Wind Farm asset (see Note 2).

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

Forward-Looking Statements

All statements included in this Quarterly Report on Form 10-Q and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to, statements regarding our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt obligations and fund our operations, our belief that our current operating plan will allow us to achieve profitability, our expectations of future revenue, expenses, gross margin and operating profit (loss), the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries, when our Q-Drive powertrain architecture and other products and technologies will be commercialized, our plans to develop new lower cost technologies, when Fisker Automotive will go to production, the number of vehicles that Fisker Automotive expects to sell, our belief that we will be a supplier to Fisker Automotive on a long-term basis, our expectation of liquidity requirements to fund our operations and debt through October 31, 2011, our intentions to commission a solar manufacturing facility in southern California, our expectation that the US, state and local governments will continue to support the advancement of alternative fuel technologies through loans, grants and tax credits, our belief that we have a competitive advantage over our competitors, our intentions to support the growth of our subsidiary, Schneider Power, Inc., and our German affiliate, Asola, our intentions to establish joint development programs and strategic alliances with leaders in the alternative energy industry, our relationship with General Motors and the impact such relationship will have on our ability to develop our products, the impact that new accounting pronouncements will have on our financial statements, and the effect that an adverse result in Asola’s dispute with its solar cell supplier could have on our financial statements.

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

Company Overview

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. We are a United States (US) public company listed on NASDAQ with our corporate offices located in Irvine, California.

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

Our portfolio of technologies and products include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, electronic vehicle control systems and software, fuel storage and fuel delivery products and control systems for use in hybrid, electric, fuel cell, and other alternative fuel vehicles. We also design and manufacture computerized controls, regulators and automatic shut-off equipment, lightweight, high-pressure hydrogen and natural gas storage tanks using advanced composite technology and hydrogen refueling systems.

With our recent acquisition of Schneider Power, Inc. (SPI) completed on April 16, 2010, our business now includes the Renewable Energy business segment, which consists of the development, construction and operation of wind and solar electricity generation facilities. SPI also owns and operates a wind farm in Ontario, Canada and has a significant portfolio of renewable wind and solar energy projects in North America and the Caribbean in various stages of development.

Business Strategy

Our mission is the creation of new technologies and product lines that help combat climate change and foster the responsible use of natural resources by positioning ourselves as a tier-one automotive supplier of world-class green vehicle technology, building renewable energy electricity generation facilities to replace dirty power producers, enable green technology integration and weight reduction in the aerospace sector and provide superior performing green technology products that provide a strategic advantage to our armed forces and US space programs.

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

•

Expand our renewable energy development and production platform, which includes the development of renewable energy electricity generation facilities and expansion plans for the production of solar panel manufacturing.

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

Non-financial factors for the Renewable Energy business segment include wind study results, land ownership agreements, interconnections to the grid, program awards and power purchase agreements and other project metrics framing the underlying economics of a renewable energy farm.

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

On July 8, 2010, we announced that we had received an initial purchase order from Fisker Automotive, Inc. (Fisker Automotive) for supplying components of our hybrid powertrain system we refer to as Q-Drive for the Fisker Karma production program under the terms of our supply agreement with Fisker Automotive (the “ Fisker Supply Agreement”). Under the purchase order, we began shipping Q-Drive components to Fisker Automotive in July 2010 that will be incorporated in the Fisker Karma’s development fleet in support of Fisker Automotive’s efforts to initiate volume production of the Karma in February 2011.

On July 19, 2010, we announced that we had received a contract from Fisker Automotive for engineering and implementing production tooling for the Fisker Karma solar photovoltaic roof module under which our Electric Drive & Fuel Systems segment and our affiliate Asola will design and procure production tooling to enable production of solar roof modules beginning in early calendar 2011.

On October 6, 2010, the California Energy Commission (CEC) announced that we had been approved by the CEC’s board of directors for a $1.4 million grant under the CEC’s Alternative and Renewable Fuel and Vehicle Technology Program. The finalization of the grant award is pending approval of final documentation by the CEC. Upon completion of the expected award arrangement, the Electric Drive & Fuel Systems segment will use the proceeds to assist in the development of certain components for our next generation of the Q-Drive powertrain system.

On November 9, 2010 we announced that the specific components of our hybrid powertrain system to be supplied to Fisker Automotive by us under the Fisker Supply Agreement had been amended. Under the terms of the amended supply agreement, we will be the exclusive supplier to Fisker Automotive of the following components and subsystems included within our Q-Drive powertrain system that will be used in Fisker Automotive's Karma vehicle: (i) the hybrid controller and hybrid control software, (ii) the on-board charger, (iii) the DC-DC converter, and (iv) the solar roof. The purchase price for these components and subsystems on a per vehicle basis (which includes a service fee, license and royalty fee) starts at approximately $4,100 for the first 6,500 vehicles and gradually decreases based on volume to approximately $3,200 dollars once 30,000 units are ordered and stays at that price for volumes in excess of 30,000 units. The aggregate value of outstanding purchase orders related to the Fisker Karma program, as amended, approximated $24.4 million as of that date.

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

Wind and solar energy project returns depend mainly on the following factors: energy prices, transmission costs, wind and solar resources, wind turbine and solar module costs, construction costs, financing cost and availability of government incentives. In applying our strategy, we take into account the combination of all of these factors and focus on margins, return on invested capital and value creation as opposed solely to project size. Most of our projects offer attractive returns because of favorable wind and solar resources and higher energy prices. Additionally, in many cases, smaller, more profitable projects can create as much absolute value as do larger, lower-returning projects. We assess the profitability of each project by evaluating its net present value.

An energy project may be financed with all equity or a combination of equity and debt. Due to SPI’s limited cash availability and the high cost of development and construction of a project, SPI has historically entered into strategic relationships to provide for project financing. SPI will evaluate its project portfolio and assess sale, joint venture or own-account alternatives on a project-by-project basis once certain milestones are achieved. If SPI decides to enter into strategic relationships to provide for project equity and/or debt financing on certain of its projects, we anticipate that a typical strategic relationship would be structured in one of two ways, (i) SPI would transfer a majority interest to a strategic partner for a development fee while retaining a minority carried interest in the project; or alternatively (ii) SPI would transfer a partial interest to a strategic partner for a development fee while retaining a pro rata interest in the project. We would anticipate that SPI and the strategic partner would also enter into a development agreement pursuant to which SPI would provide development services for the project in addition to receiving a development fee.

In addition to energy sales on our existing wind electricity generation facility and future wind and solar energy facilities that we are currently developing, we anticipate generating revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties. Prior to our acquisition, SPI entered into an arrangement to sell their interest in a 22 MW wind farm that was in an early development phase. SPI expects to receive Canadian Dollar (CAD) 2.1 million in sales proceeds upon completion of the sale. During the first half of fiscal 2011, we collected an initial deposit in the amount of CAD 250,000 toward the completion of the sale and expect to receive the remaining amount in the second half of fiscal 2011 upon final closing.

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

SPI was recently awarded a PPA by the Ontario Power Authority, under its feed-in-tariff program, for an additional 10 MW development project in Ontario Canada that, subject to our ability to raise additional working capital, we plan to develop in calendar 2011.

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

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar) based in Irvine, California and formed for the purpose of producing and distributing mono and poly-crystalline silicon solar modules with an initial capacity of 45 MW. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by ConSolTec GmbH, the majority shareholder of Asola. All activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability. Once Quantum Solar commences its manufacturing operations, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

On September 15, 2010, the CEC announced that we had been approved by the CEC’s board of directors for a $4.4 million low interest loan under the CEC’s Clean Energy Business Financing Program. The finalization of the loan arrangement is pending approval of final documentation by the CEC. Upon completion of the expected loan arrangement, draw downs under the loan will be subject to certain conditions, namely, the investment by us of specified matching funds for the project. Any proceeds received under the loan arrangement will be utilized to assist in the purchase of manufacturing equipment for the start up of Quantum Solar’s module manufacturing operation (see Liquidity and Off Balance Sheet Disclosures).

Strategic Investments

In addition to our Electric Drive & Fuel Systems and Renewable Energy businesses, we have acquired or obtained ownership interests in certain strategic businesses that are not included in our current reporting segments. Except as noted, our ownership in the entities discussed below does not rise to the level of a controlling interest but we are considered to be able to exert significant influence over their respective operations and accordingly, we account for our equity interests in these businesses under the equity method of accounting. Our respective share of the results of their operations is discussed in Non-Reporting Segment Results under Results of Operations.

Fisker Automotive

On August 7, 2007, we co-founded Fisker Automotive, a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. Fisker Automotive is developing its first production-intent vehicle, the Fisker Karma, a 4-door luxury sports sedan PHEV that incorporates our Q-Drive system. We owned 6.2 million shares of Fisker Automotive’s common stock on October 31, 2010, which represented approximately 1% of the issued and outstanding shares of Fisker Automotive’s capital stock. During the second quarter of fiscal 2011, we changed the method of accounting for our investment in Fisker Automotive from the equity method to the cost method as a result of changes in the composition of the Fisker Automotive board of directors and the dilution of our equity interest since the initial formation of the venture such that we no longer are considered to have significant influence over Fisker Automotive; however, under both of these methodologies, our investment in Fisker Automotive has been carried at zero for all periods presented.

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

Over the past year we have engaged in discussions with Asola’s majority share holder, ConSolTec GmbH (ConSolTec), to outline terms that could result in us acquiring a controlling equity interest in Asola. On August 24, 2010, we executed a non-binding Letter of Intent with ConSolTec (the “Asola LOI”), which sets forth terms related to a proposed transaction pursuant to which we and ConSolTec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets. The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The Asola LOI contemplates a transaction completion date of December 31, 2010; however, we do not believe we will complete the transaction by that date and will seek an extension (see Liquidity).

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

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD). PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets.

Shigan Quantum

On September 3, 2009, we acquired at 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof.

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

Results of Operations

Three and Six Months Ended October 31, 2009 and 2010

Total revenues and operating loss for our business segments and gross profit (loss) on our product sales for the three and six months ended October 31, 2009 and 2010 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2009	2010	2009	2010
Total Revenue
Electric Drive & Fuel Systems	$2,655	$3,729	$5,749	$7,044
Renewable Energy	—	156	—	401
Corporate	—	—	—	—

Total	$2,655	$3,885	$5,749	$7,445

Operating Loss
Electric Drive & Fuel Systems	$(2,776)	$(2,228)	$(4,748)	$(4,150)
Renewable Energy	—	(422)	—	(778)
Corporate	(1,849)	(2,208)	(4,428)	(4,556)

Total	$(4,625)	$(4,858)	$(9,176)	$(9,484)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$425	$768	$612	$1,350
Cost of product sales	(595)	(864)	(861)	(1,363)

Gross profit (loss)	$(170)	$(96)	$(249)	$(13)

Renewable Energy:
Net product sales	$—	$67	$—	$129
Cost of product sales	—	(14)	—	(75)

Gross profit (loss)	$—	$53	$—	$54

Electric Drive & Fuel Systems Segment

Product revenue for the Electric Drive & Fuel Systems segment increased $0.3 million, or 75% from $0.4 million in the second quarter of fiscal 2010 to $0.7 million in the second quarter of fiscal 2011, and increased $0.8 million, or 133%, from $0.6 million in the first six months of fiscal 2010 to $1.4 million in the first six months of fiscal 2011 due in part to the initial product shipments to Fisker Automotive related to our Q-Drive hybrid drive systems and increased shipments of high pressure fuel storage tanks for CNG applications. We expect product revenue to increase significantly in the latter part of fiscal 2011 as a result of anticipated sales to Fisker Automotive associated with the planned launch of the Fisker Karma in February 2011.

Contract revenue for the Electric Drive & Fuel Systems segment increased $0.8 million, or 36%, from $2.2 million in the second quarter of fiscal 2010 to $3.0 million in the second quarter of fiscal 2011, and increased $0.6 million, or 12%, from $5.1 million in the first six months of fiscal 2010 to $5.7 million in the first six months of fiscal 2011. Contract revenue is derived primarily from system development and application engineering of our products under funded Fisker Automotive contracts, OEM contracts, aerospace programs, and other funded contract work with the United States (US) military and other government agencies. Fisker Automotive represented $1.0 million and $1.6 million of contract revenue earned during the second quarters of fiscal 2010 and 2011, respectively.

For fiscal 2011 and for the foreseeable future, we anticipate that Fisker Automotive will represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components and provide development services for the Fisker Karma series of vehicles.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $0.3 million, or 50%, from $0.6 million in the second quarter of fiscal 2010 to $0.9 million in second quarter of fiscal 2011, and increased $0.5 million, or 56%, from $0.9 million in the first six months of fiscal 2010 to $1.4 million in first six months of fiscal 2011, primarily as a result of increased product revenues.

Gross profits on product sales for the Electric Drive & Fuel Systems segment improved $0.1 million from a negative $0.2 million in the second quarter of fiscal 2010 to a negative $0.1 million in the second quarter of fiscal 2011. Gross profits on product sales for the first half of fiscal 2011 improved $0.3 million from a negative $0.3 million in the first six months of fiscal 2010 to $0.0 million in the first six months of fiscal 2011. The improved gross margins are primarily due to higher revenues realized in the first six months of fiscal 2011 that absorbed a fixed level of manufacturing overhead costs. We expect to realize improvement in our gross margins for the remainder of fiscal 2011 as we anticipate increased shipments of components to Fisker Automotive related to our Q-Drive hybrid drive system.

Research and development expense associated with development contracts increased $0.6 million, or 32%, from $1.9 million in the second quarter of fiscal 2010 to $2.5 million in the second quarter of fiscal 2011, and increased $0.4 million, or 9%, from $4.3 million in the first six months of fiscal 2010 to $4.7 million in the first six months of fiscal 2011, which was mainly due to higher development program revenues in the current period as compared to the same period in the prior year.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment decreased $0.1 million, or 6%, from $1.6 million in the second quarter of fiscal 2010 to $1.5 million in the second quarter of fiscal 2011, and remained the same at $3.0 million for the first six months of both fiscal 2010 and fiscal 2011. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment decreased $0.2 million, from $1.3 million in the second quarter of fiscal 2010 to $1.1 million in the second quarter of fiscal 2011, and decreased $0.1 million, from $2.3 million in the first six months of fiscal 2010 to $2.2 million in the first six months of fiscal 2011.

Operating loss for the Electric Drive & Fuel Systems segment improved $0.6 million, from a loss of $2.8 million in the second quarter of fiscal 2010 to a loss of $2.2 million in the second quarter of fiscal 2011, and improved $0.6 million, from a loss of $4.8 million in the first six months of fiscal 2010 to a loss of $4.2 million in the first six months of fiscal 2011, mainly as a result of higher revenues generated.

Renewable Energy Segment

Our results of operations include the activities of our wholly owned subsidiary, SPI, for the period of time subsequent to our acquisition of SPI on April 16, 2010. SPI recognized $0.1 million and $0.1 million of revenue from energy sales related to its Providence Bay Wind Farm that is reported as part of net product revenues, $0.1 million and $0.3 million of revenue from construction management contract services and $0.6 million and $1.3 million of operating expenses during the second quarter and first six months of fiscal 2011, respectively. Included in operating costs for the six month period were $0.2 million representing amortization of the intangible asset associated with the renewable energy project portfolio identified in connection with the acquisition of SPI.

If we are successful in raising project capital over the coming months to support SPI’s planned completion of its Spring Bay Wind Farm and the continued development of its other renewable energy projects, we anticipate that revenues and operating costs of SPI would significantly increase over the next twelve months compared to the levels realized in the first half of fiscal 2011 and that SPI’s operating performance would improve.

Corporate Segment

Corporate expenses increased $0.4 million in the second quarter of fiscal 2011 from $1.8 million in fiscal 2010 to $2.2 million in fiscal 2011, and increased $0.1 million in the first six months of fiscal 2011 from $4.4 million in fiscal 2010 to $4.5 million in fiscal 2011 due in part to increased levels of legal activities and share-based compensation costs. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems, our Renewable Energy segment and any future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues decreased to 61% for the first six months of fiscal 2011 as compared to 77% in the first six months of fiscal 2010, primarily due to higher revenues realized in fiscal 2011. We expect the amount of corporate expenses as a percentage of total consolidated revenues for the remainder of fiscal 2011 to continue to be lower than the levels incurred in the same periods of fiscal 2010 as we anticipate that our consolidated revenues for the remainder of fiscal 2011will be higher than the comparable previous year periods.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.7 million in the second quarter of fiscal 2011 as compared to $0.8 million recognized in the second quarter of fiscal 2010 and $1.2 million in the first six months of fiscal 2011 as compared to $1.5 million recognized in the first six months of fiscal 2010. Interest expense primarily relates to debt instruments payable to our senior lender. The decline in expense during fiscal 2011 is primarily related to lower average levels of outstanding debt. We expect interest expense to increase in the second half of fiscal 2011 as a result of additional borrowings secured in October 2010 and potential new borrowings under the proposed solar manufacturing equipment loan.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at April 30, 2010 and October 31, 2010 consist of the written put option under the $10.0 million Lender Commitment and warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $4.1 million and $7.5 million in the second quarter and first six months of fiscal 2011, respectively, compared to a loss of $34.9 million and $34.8 million in the second quarter and first six months of fiscal 2010, respectively. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, and discount rates. The unrealized gain recognized in fiscal 2011 was primarily attributable to the decrease in our share price over the course of the first six months of fiscal 2011 ($0.70 at April 30, 2010 and $0.46 at October 31, 2010) that materially decreased the fair value of the derivative instrument liabilities year over year. Conversely, our share price increased during the first six months of fiscal 2010 ($0.72 at April 30, 2009 and $1.19 at October 31, 2009) that materially increased the fair value of the derivative instruments during the prior year period. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period and that the amount of such gains or losses could be material.

Loss on Modification of Debt and Derivative Instruments. During the first six months of our prior fiscal year, we recognized $9.5 million in losses associated with contractual modifications of our debt and derivative instruments issued to our senior lender. On July 10, 2009, the conversion features embedded within an existing and two new convertible note instruments issued on this date increased in fair value by $7.0 million as a result of certain modifications that included setting the fixed conversion price on the debt to $0.71 per share and pushing out the stated maturity dates on the outstanding balances. The embedded conversion features under these instruments were accounted for as derivatives effective at the time of their issuance until the notes were later modified on April 30, 2010 at which time the embedded conversion features no longer met the definition of derivative instruments. In addition, on August 3, 2009 we modified the $10.0 million lender commitment by fixing the conversion price under the convertible note structure available to the lender under its written put option that previously had been a price that would equal the market price on the date of the potential put. This modification to set a fixed conversion price prior to the exercise of the lender’s put option resulted in an immediate charge of $2.6 million in the second quarter of fiscal 2010. In the first six months of fiscal 2011, no modifications were entered into with respect to instruments accounted for as derivatives.

Loss on Settlement of Debt and Derivative Instruments. During the first six months of the prior fiscal year 2010, we repaid $7.3 million of term debt principal in shares of our common stock which had a fair value of $7.7 million on the settlement dates. The difference between the fair values of the shares issued and the reduction of the principal during the first six months of fiscal 2010 was recognized as a loss on settlement of debt of $0.4 million. There were no settlements associated with debt or derivative instruments that gave rise to a gain or loss in the first six months of fiscal 2011.

Equity in Earnings of Affiliates. During the second quarter and first six months of fiscal year 2011, we recognized income of $0.07 million and $0.15 million representing the net equity in earnings of our affiliates that we account for under the equity method of accounting. The activity in fiscal 2011 is primarily associated with the operating results of Asola but also includes the nominal operating results of Shigan Quantum and PCD. In the prior fiscal year, we recognized $0.4 million and $0.5 million in the three and six months ended October 31, 2009, respectively, representing our equity share in earnings of Asola. Our ownership in Fisker Automotive was also accounted for under the equity method from inception of the business through August 2010; however, we did not recognize any share of losses realized by Fisker Automotive through August 2010 as our net investment balance in the business at all times had been zero and we had no obligation to fund deficit balances of the business. Effective as of September 2010, we now account for our ownership share in Fisker Automotive under the cost method.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the remainder of fiscal 2011.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first six months of fiscal 2011 was $8.6 million as compared to $9.2 million used during the first six months of fiscal 2010. The cumulative impact of net changes in operating assets and liabilities during the first six months of fiscal 2011 was negligible on an overall basis. The level of cash used in the second quarter of fiscal 2011 of $2.6 million was less than the $6.0 million of cash used in the first quarter of fiscal 2011. We anticipate that the level of cash required for operations during our second half of fiscal 2011 will be less than the amount used in the first half and that our cash requirements for operations over the course of the entire fiscal 2011 will approximate the level of cash used during fiscal 2010.

Net cash used in investing activities during the first six months of fiscal 2011 was $1.4 million as compared to net cash used of $0.5 million during the first six months of fiscal 2010. Net cash used for investing activities in fiscal 2011 is primarily associated with activities to construct our Spring Bay Wind Farm that is scheduled to be operational in April 2011. The amount of cash required to complete the build out of the Spring Bay Wind Farm along with the development of other alternative energy projects in our portfolio is significant. If we are successful in raising sufficient capital to fund these active projects, our cash used for investing activities for the remainder of fiscal 2011 will be at levels significantly higher than the levels reported in fiscal 2010.

During the first six months of fiscal 2011, we also received $0.2 million related to a deposit on a non-binding arrangement dated June 30, 2010, for the proposed sale of the Grand Valley Wind Farm asset that we classify as an asset held for sale. The receipt of the deposit is included in other accrued liabilities on the condensed consolidated balance sheet at October 31, 2010 and reported as a cash flow from investing activities. The arrangement, as amended on December 1, 2010, outlines additional deposits of $1.8 million to be received by January 31, 2011 if the proposed sale of the asset is completed.

Net cash provided by financing activities during the first six months of fiscal 2011 was $9.6 million as compared to $13.7 million during the first six months of fiscal 2010. Cash provided during the first six months of fiscal 2011 consisted principally of net proceeds of $6.2 million from a private placement transaction partially completed in April 2010 and finalized during the first quarter of fiscal 2011 and net proceeds of $3.4 million from a private placement transaction completed in October 2010.

Capital Resources

From our inception through October 31, 2010, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Capital transactions completed during fiscal 2011 and capital commitments available to us are as follows:

•

On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million in a private placement transaction in exchange for issuing senior subordinated bridge notes and warrants to certain accredited investors. The net amount received by us from the transactions, after deducting placement agent fees and transaction expenses, was $3.4 million.

•

On various dates from April 30, 2010 through July 26, 2010 we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering from the sale of 19.7 million shares of our common stock at a price of $0.55 per share. The investors and placement agent also received warrants in connection with the transactions. The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On May 30, 2008, we initially secured a $10.0 million unconditional commitment (Lender Commitment) from an affiliate of our senior lender that allows us to draw on the commitment at our option and also allows the senior lender to fund the commitment at the senior lender’s option under certain defined structures. The option for either party under the Lender Commitment, as last modified on November 24, 2009, expires on March 31, 2011. To date, neither we nor the senior lender have exercised the option under the Lender Commitment. We are contractually limited to drawing down a maximum of $2.5 million in any 30 day period; therefore, we must provide notice to the senior lender beginning on or before December 20, 2010 in order to have full access to the commitment prior to the expiration date.

Liquidity

Our historical operating results, capital resources and financial position in combination with current projections and estimates were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of October 31, 2011. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity at October 31, 2010 amounted to $13.7 million, consisting of $3.7 million of cash and cash equivalents and $10.0 million under the Lender Commitment that is available to be drawn upon through March 31, 2011. We have historically incurred operating losses and negative cash flows from operating activities. Specifically, we have used $14.7 million and $8.6 million in cash for operating activities during the twelve-month period of fiscal 2010 and the first six months of fiscal 2011, respectively.

As discussed further in Note 7 to the condensed consolidated financial statements, we have $25.9 million of outstanding debt obligations as of October 31, 2010. The total cash that could be required to service these debt instruments over the next twelve months is $20.5 million, including $4.2 million related to the Bridge Notes that are scheduled to mature on December 31, 2010 and $15.7 million related to a term note and three convertible notes held by our senior lender that are scheduled to mature on July 31, 2011.

As of the date of this report, we do not have sufficient cash on hand to pay the $4.2 million due under the Bridge Notes when they mature on December 31, 2010. Our ability to draw upon the $10.0 million Lender Commitment is contractually limited to $2.5 million during any 30 day period so prior to the maturity date of the Bridge Notes we cannot draw an amount sufficient to satisfy the amount due. In order to avoid being in default of the Bridge Notes, we will need to raise additional capital prior to December 31, 2010 sufficient to satisfy our obligations under the Bridge Notes or seek an extension of the maturity date. A default in payment of the Bridge Notes will constitute a default under all of our senior indebtedness and our senior lender will have the right to declare the full amount of the senior indebtedness immediately due and payable. Accordingly, a default in the Bridge Notes could have a material adverse affect on our business and our ability to continue as a going concern.

Based on our current projections and estimates, we expect that we will continue to incur operating losses and negative cash flows for the foreseeable future. Therefore, in order to pay our senior indebtedness when it matures on July 31, 2011 and to cover our working capital requirements, we will also need to raise approximately $20 million of additional capital in public and/or private offerings of equity or debt securities. If we are unsuccessful in raising sufficient capital to pay the senior indebtedness, then we will need to either refinance our senior indebtedness or seek an extension of the maturity dates. Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt security.

Although we will try to negotiate an extension of the applicable maturity dates with the lenders and we have successfully extended the scheduled maturity dates on the debt obligations with our senior lender in the past on several occasions, we cannot provide any assurances that we will be able to further modify the current arrangements with our senior lender nor modify the current arrangement on the Bridge Notes. We are also currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our convertible note lenders and our ability to further extend the scheduled maturity dates of our obligations with our lenders.

Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, primarily associated with the first half of fiscal 2012, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations through October 31, 2011, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction, complete the build out of our Spring Bay Wind Farm and other planned wind development projects, complete the planned Quantum Solar manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of the Spring Bay Wind Farm project or the Quantum Solar manufacturing operation until we raise a level of additional capital to be able to fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Although we anticipate that we will be able to raise sufficient additional capital through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans to: (i) provide sufficient liquidity for our working capital needs, including the debt service requirements discussed above, (ii) complete the Spring Bay Wind Farm , (iii) complete the Quantum Solar manufacturing operation, and (iv) provide capital for other initiatives over the coming months, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. An inability by us to modify our scheduled debt service obligations, achieve our current operating plan or raise sufficient capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due and to continue as a going concern without actions outside the ordinary course of business, which could include curtailing operations.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2010, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with our Lender Commitment (as further described in Note 7 of the condensed consolidated financial statements) and warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009 (as further described in Note 10 of the condensed consolidated financial statements). The share price of our common stock represents the “underlying” variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.46 per share on October 31, 2010, the fair value of our derivative instruments would increase and a charge in the amount of $1.3 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at October 31, 2010	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Written Put Option under $10.0 million Lender Commitment	$2,844,000	$408,000	$3,252,000
Warrant contracts issued in October 2006	3,559,000	22,000	3,581,000
Warrant contracts issued in June 2007	1,937,000	330,000	2,267,000
Warrant contracts issued in August 2008	2,810,000	412,000	3,222,000
Warrant contracts issued in Aug/Sept 2009	584,000	91,000	675,000

	$11,734,000	$1,263,000	$12,997,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. On October 31, 2010, one euro was equal to 1.40 US Dollars. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$158.1 million, based on the currency exchange rate at October 31, 2010; a 10% decline in the US Dollar against the euro could require us to pay an additional US$15.8 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of October 31, 2010, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first six months of fiscal 2011.

Off Balance Sheet Disclosures

Construction in Progress

Our wholly-owned subsidiary SPI is currently in the advanced stages of developing the Spring Bay Wind Farm located in Ontario, Canada. As of October 31, 2010, costs of $1.3 million related to the development of the project have been classified as construction in progress. The build out of the project will require approximately $15 million in additional costs to complete and the wind farm is scheduled to be online in April 2011 if sufficient capital is raised to complete the project over the coming months. In addition, we intend to establish a solar photovoltaic module manufacturing operation in Irvine, California during the fourth quarter of fiscal 2011 if we can obtain sufficient financing. As of October 31, 2010, this operation has used approximately $2 million to initiate construction of manufacturing equipment and may require approximately $10 million in additional capital for manufacturing equipment expenditures, facility improvements, and other costs to become operational.

We do not plan to move forward with the build out of the Spring Bay Wind Farm project or the solar module manufacturing operation until we raise a level of additional capital to be able to fund one or both of these projects and maintain sufficient levels of working capital for our overall business (see Liquidity).

Asola Solar Cell Supply Agreement and Guarantee

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection the Supply Agreement. As of October 31, 2010, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million Euro to Asola to satisfy our share of the September 1, 2009 prepayment required under the Supply Agreement. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

Beginning in calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are significantly below the purchase prices for calendar 2009 and 2010 that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts in calendar 2009 and 10.0 million watts in calendar 2010. Asola has not taken delivery of these cells and has claimed that the “loyalty clause” requires that the supplier amend the prices specified under the Supply Agreement in a reasonable manner. The matter reached an impasse with the supplier and is currently working its way through the German legal system. In August 2010, a settlement and oral hearing was held which did not change our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $11.2 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at October 31, 2010. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola.

We also have an unconditional commitment to guaranty up to 1.0 million euro of Asola’s bank debt.

Warrants with Exercise Price Resets

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $2.36 for the October 2006 Warrants or $4.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $1.93. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $0.53 and $2.88 as of October 31, 2010, respectively.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 7.4 million and 18.7 million, respectively, as of October 31, 2010. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006, warrants issued in connection with the private placement that covered the period from April 30, 2010 through July 26, 2010 (the “Spring 2010 Warrants”) and the October 2010 Warrants due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

The proceeds from the transactions in June 2006 and in the spring of 2010 that gave rise to certain warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The proceeds from the bridge note transactions in October 2010 that gave rise to certain warrants have been allocated to the debt and the warrants based on their relative fair values.

The classification as equity for the June 2006 Warrants, the Spring 2010 Warrants and the October 2010 Warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivatives, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (US GAAP) and are included elsewhere in this report. We believe that the application of certain critical accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We conduct a major portion of our business with a limited number of customers. For fiscal 2011 and for the foreseeable future, Fisker Automotive has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We account for our ownership interests in Asola, PCD and Shigan Quantum under the equity method of accounting in accordance with Accounting Standards Codification (ASC) Topic No. 323 “Investments—Equity Method and Joint Ventures” (ASC 323) as a result of our ability to exercise significant influence over the operating and financial policies of these affiliates. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. We account for our ownership interest in Fisker Automotive under the cost method of accounting in accordance with ASC Topic No. 325-20 “Cost Method Investments” (ASC 325-20). Under ASC 325-20, investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the investee subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. Our foreign based affiliates have functional currencies other than the US Dollar. As such, translation adjustments may result from the process of translating our affiliates’ financial statements from their functional currency to US Dollars, which we account for in accordance with ASC Topic No. 830 “Foreign Currency Matters.”

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

•

We account for provisions contained within certain of our warrant contracts and the written put option contained within the Lender Commitment as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The fair value adjustments can have a material impact on our financial condition and results of operations.

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

On April 16, 2010, we completed our acquisition of SPI. During the second quarter of fiscal 2011, we continued to evaluate and integrate SPI’s operations, policies and processes into our overall system of internal control over financial reporting. We anticipate completing the integration of SPI by April 30, 2011.

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

We have debt obligations scheduled to mature on December 31, 2010 and July 31, 2011 which we may be unable to repay at maturity.

We have certain term notes that are scheduled to mature on December 31, 2010 that require a contractual cash payment of $4.2 million to satisfy the aggregate principal and accrued interest upon maturity and we have three convertible notes and a certain term note that are scheduled to mature on July 31, 2011 that may require a contractual cash payment of up to $15.7 million to satisfy the aggregate principal and accrued interest upon maturity. We do not currently have sufficient available funds to repay these debt obligations. In addition, we must provide notice to our senior lender beginning on or before December 20, 2010 of our intent to start drawing down on the $10.0 million Lender Commitment which is limited to a maximum of $2.5 million in any 30 day period in order for us to have the ability to draw down the full commitment prior to the expiration of the commitment on March 31, 2011. If we are unable to raise the funds to repay the notes at maturity or we are unable to extend the maturity dates or otherwise refinance the obligations, we will be in default and the holder of the notes will have rights senior to those of our common stockholders. A default in payment of the Bridge Notes will also constitute a default under all of our senior indebtedness and our senior lender will have the right to declare the full amount of the senior indebtedness immediately due and payable. Accordingly, a default in the Bridge Notes could have a material adverse affect on our business and our ability to continue as a going concern.

We are not in compliance with Nasdaq’s minimum bid requirement.

On September 2, 2010, we received a staff determination letter from The Nasdaq Stock Market (Nasdaq) stating that we had not regained compliance with the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). On October 27, 2010, the Nasdaq Listing Qualifications Panel (the “Panel”) granted our request for an extension of time, as permitted under Nasdaq’s Listing Rules, to regain compliance with Minimum Bid Price Rule. In accordance with the Panel’s decision, we must evidence a closing bid of at least $1.00 for a minimum of ten consecutive days on or before March 1, 2011.

On October 11, 2010, our shareholders approved a proposal to give our board of directors the discretion to implement a 1-for-20 reverse stock split. We believe that a timely implementation of the reverse stock split, if necessary, will result in us regaining compliance with the Minimum Bid Price Rule, thus, allowing us to maintain the listing of our common stock on the Nasdaq Global Market.

The potential delisting of our common stock from trading on Nasdaq could have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from Nasdaq could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on Nasdaq and if our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.

Our ability to raise sufficient capital to meet our obligations may be impaired by our financial position and the existing credit markets.

Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, the terms of the private placement transactions that we have entered into over the recent past to provide for our historical liquidity requirements, and the restricted availability of credit for emerging industries, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. Our inability to raise sufficient capital as needed over the foreseeable future would have a material adverse effect on our ability to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2010

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson,
Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2010.

3 (i)	Amended and Restated Certificate of Incorporation, dated March 3, 2005, as amended.

10.1	Form of Note and Warrant Purchase Agreement between the Registrant and certain accredited investors in connection with a private placement transaction that closed in two tranches on October 13, 2010 and October 19, 2010. (Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2010).

10.2	Form of Note issued by the Registrant to certain accredited investors in connection with a private placement transaction that closed in two tranches on October 13, 2010 and October 19, 2010. (Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2010).

10.3	Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that closed in two tranches on October 13, 2010 and October 19, 2010. (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2010).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.