Form 10-Q
period 2011-01-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2011-03-18
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 7, 2011:

11,069,257 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	January 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,026,882	$2,468,357
Accounts receivable, net	2,833,137	3,187,712
Inventories, net	1,766,420	1,478,029
Deferred debt issuance costs, net	—	278,975
Prepaids and other current assets	927,920	1,668,610

Total current assets	9,554,359	9,081,683
Property and equipment, net	8,096,787	7,451,523
Investment in and advances to affiliates	6,971,944	7,491,852
Asset held for sale	2,089,947	2,098,530
Intangible assets, net	8,575,518	8,287,832
Goodwill	32,858,914	32,929,003
Prepayments to affiliate	3,971,600	4,083,800
Deposits and other assets	899,058	661,623

Total assets	$73,018,127	$72,085,846

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,167,199	$4,066,469
Accrued payroll obligations	1,353,709	1,258,866
Deferred revenue	200,562	667,640
Accrued warranties	89,754	86,531
Derivative instruments	12,547,000	8,026,000
Other accrued liabilities	1,853,468	2,867,510
Current portion of long-term debt	519,243	25,640,783

Total current liabilities	20,730,935	42,613,799
Long-term debt, net of current portion	21,133,928	1,403,529
Deferred income taxes	481,330	547,588
Derivative instruments	6,669,000	503,000
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding at April 30, 2010 and January 31, 2011	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding at April 30, 2010 and January 31, 2011	1,000	1,000
Common stock, $.02 par value; 19,900,000 shares authorized; 8,457,766 issued and outstanding at April 30, 2010 and 9,401,104 issued and outstanding at January 31, 2011	169,155	188,022
Additional paid-in-capital	395,709,444	409,227,217
Accumulated deficit	(372,016,566)	(382,838,498)
Accumulated other comprehensive loss	(755,791)	(459,181)

Total stockholders’ equity	23,107,242	26,118,560
Noncontrolling interests	895,692	899,370

Total equity	24,002,934	27,017,930

Total liabilities and equity	$73,018,127	$72,085,846

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Revenue:
Net product sales	$474,803	$952,662	$1,086,960	$2,431,736
Contract revenue	1,004,633	3,652,863	6,141,362	9,618,902

Total revenue	1,479,436	4,605,525	7,228,322	12,050,638
Costs and expenses:
Cost of product sales	329,189	754,258	1,190,732	2,191,898
Research and development	2,939,888	5,127,202	10,244,100	13,246,509
Selling, general and administrative	4,297,651	3,525,066	11,056,749	10,896,878
Impairment of long-lived assets	—	966,811	—	966,811

Total costs and expenses	7,566,728	10,373,337	22,491,581	27,302,096

Operating loss	(6,087,292)	(5,767,812)	(15,263,259)	(15,251,458)
Interest expense, net	(769,206)	(1,445,914)	(2,222,422)	(2,637,512)
Fair value adjustments of derivative instruments, net	24,902,000	717,000	(9,930,000)	8,199,000
Loss on modification of debt and derivative instruments, net	(5,076,000)	(1,513,359)	(14,615,000)	(1,513,359)
Gain on settlement of debt and derivative instruments, net	1,123,610	9,929	722,239	9,929
Equity in earnings of affiliates, net	64,000	278,088	551,000	424,043
Other income (expense), net	(7,308)	—	(27,774)	17,212

Income (loss) from operations before income tax expense	14,149,804	(7,722,068)	(40,785,216)	(10,752,145)
Income tax expense	(959)	(30,457)	(3,000)	(69,787)

Net income (loss) attributable to stockholders	$14,148,845	$(7,752,525)	$(40,788,216)	$(10,821,932)

Per share data - Net income (loss):
Basic	$2.00	$(0.82)	$(6.65)	$(1.17)
Diluted	$0.42	$(0.82)	$(6.65)	$(1.17)
Weighted average shares outstanding:
Basic	7,074,382	9,400,332	6,135,688	9,269,542
Diluted	8,627,803	9,400,332	6,135,688	9,269,542

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2 010	2011
Cash flows from operating activities:
Net loss	$(40,788,216)	$(10,821,932)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment and amortization of intangibles	942,830	1,310,264
Impairment of long-lived assets	—	966,811
Share-based compensation charges	722,681	878,539
Fair value adjustments of derivative instruments	9,930,000	(8,199,000)
Loss on modification of debt and derivative instruments	14,615,000	1,513,359
Gain on settlement of debt and derivative instruments	(722,239)	(9,929)
Amortization of deferred debt issuance fees	91,341	1,038,094
Debt interest paid-in-kind	1,011,720	886,379
Equity in earnings of affiliates	(551,000)	(424,043)
Provision for inventory obsolesence	348,169	92,715
Other non-cash items	559,691	100,194
Changes in operating assets and liabilities:
Accounts receivable	2,440,538	(348,351)
Inventories	725,602	195,676
Other assets	(275,008)	(341,062)
Accounts payable	(315,556)	600,269
Deferred revenue and other accrued liabilities	202,589	1,191,338

Net cash used in operating activities	(11,061,858)	(11,370,679)

Cash flows from investing activities:
Additions to property and equipment	(399,353)	(1,625,197)
Deposit received on asset held for sale	—	444,892
Payments to non-controlling interests	—	(190,667)
Investment in affiliate	(165,000)	(81,505)
Advances to non-affiliate	(600,000)	—

Net cash used in investing activities	(1,164,353)	(1,452,477)

Cash flows from financing activities:
Borrowings on term notes, net of issuance costs	3,000,000	3,380,225
Borrowings on capital leases and other financing	21,610	432,679
Borrowings on non-revolving line of credit	—	2,500,000
Payments on term notes	—	(1,011,250)
Payments on capital leases and other financing	(34,139)	(304,453)
Proceeds from issuance of common stock, net of transaction fees	9,339,798	6,221,344
Proceeds from issuance of warrants classified as derivative instruments	1,395,000	—
Proceeds from exercise of warrants and options	4,000	—

Net cash provided by financing activities	13,726,269	11,218,545

Net effect of exchange rate changes on cash	—	46,086
Net increrase (decrease) in cash and cash equivalents	1,500,058	(1,558,525)
Cash and cash equivalents at beginning of period	2,621,215	4,026,882

Cash and cash equivalents at end of period	$4,121,273	$2,468,357

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

1) Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a fully integrated alternative energy company—a leader in the development and production of advanced clean propulsion systems, and renewable energy generation systems and services.

We believe that we are uniquely positioned to provide advanced fuel system, electric drive, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric, fuel cell and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration.

We provide powertrain design and engineering, system integration, manufacturing and assembly of components and packaged systems for electric, hybrid-electric, plug-in hybrid-electric, range extended plug-in electric, alternative fuel, and hydrogen vehicles, including refueling and recharging stations and systems. We are also an independent power producer and developer of renewable energy projects and provider of related services.

Our portfolio of technologies and products include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, proprietary vehicle control systems and software, fuel storage and fuel delivery products and control systems for use in hybrid, fuel cell, and other alternative fuel vehicles. Our proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drivetrain technologies and systems. We also design and manufacture computerized controls, regulators and automatic shut-off equipment, lightweight, high-pressure hydrogen and natural gas storage tanks using advanced composite technology and hydrogen refueling systems capable of storage at up to 10,000 psi.

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

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010 we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. Our equity ownership in Fisker Automotive was less than 1% at January 31, 2011 and we currently account for our investment in Fisker Automotive under the cost method of accounting. See Note 5 for further discussion of these businesses.

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

All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to fiscal year 2010 amounts to conform to the fiscal year 2011 presentation.

In preparing the condensed consolidated financial statements, we have evaluated subsequent events. Subsequent events are events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.

Reverse Stock Split

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 20 shares of common stock. Fractional shares were paid in cash. Our authorized shares of common stock were reduced proportionately from 400.0 million to 20.0 million. The reverse stock split did not affect our 20.0 million shares of authorized preferred stock. The accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split that occurred after the date of the most recent financial statements. The reverse split did not affect the amount of equity we have or affect our market capitalization.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt and borrowings with financial institutions and our current senior lender. Capital transactions completed during fiscal 2011 are as follows:

•

On various dates from April 30, 2010 through July 26, 2010, we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering of 986,452 shares of our common stock at a price of $11.00 per share. The investors and placement agent also received warrants in connection with the private placement. The net amount received by us, after deducting placement agent fees and offering expenses, was $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million from a private placement sale of senior subordinated bridge notes (Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.4 million. On December 31, 2010, a payment default occurred as we were unable to repay the principal and interest on the December 31, 2010 maturity date. The payment default in the Bridge Notes caused contractual defaults on all of our debt obligations with our senior lender.

•

On January 3, 2011, we and our senior lender entered into a series of transactions which restructured certain of our debt instruments, terminated the $10.0 million lender commitment, and provided us with a new $5.0 million non-revolving line of credit (LOC). On January 10, 2011, we received proceeds of $2.5 million under the LOC.

•

On January 18, 2011, we and each of the holders of the Bridge Notes agreed to amend the scheduled principal repayment dates and revised the maturity date of the Bridge Notes to April 29, 2011, which cured the default under the Bridge Notes.

•

On February 18, 2011, we completed a private placement of common stock and warrants pursuant to which we raised cumulative gross proceeds of $5.7 million from the sale of 1,124,259 shares of our common stock to investors at a price of $5.07 per share. The net amount received by us from the transaction, after deducting placement agent fees and offering expenses, was approximately $5.3 million. Our senior lender participated in the private placement as an investor and converted $2.0 million of the outstanding borrowings under the LOC in exchange for 394,478 of our shares at a price of $5.07 per share. In connection with the closing of the private placement, the remaining unused portion of the LOC of $2.5 million was terminated.

•

On February 17, 2011, February 18, 2011, and March 1, 2011, our senior lender demanded principal payments of $0.5 million, $0.25 million, and $0.5 million, respectively, under the term note we refer to as Term Note B. In accordance with the contractual terms of the debt instrument, we satisfied the principal demands by issuing 99,179, 50,237, and 101,274 shares of our common stock on March 2, 2011, March 3, 2011, and March 14, 2011, respectively.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of January 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity as of March 7, 2011 consist of cash and cash equivalents of $4.8 million. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

As of March 7, 2011, we had $22.6 million of outstanding debt obligations, consisting of $1.9 million due under the Bridge Notes that mature on April 29, 2011, $12.2 million due under three convertible notes that mature on August 31, 2011 (unless the holder exercises its contractual right to extend the maturity date to August 31, 2013), $4.3 million due under Term Note B that matures on January 16, 2015, but is potentially payable upon demand in cash beginning after January 15, 2012, $3.0 million due under the Consent Fee Term Note that matures on January 16, 2015, but is potentially payable upon demand in cash beginning after July 31, 2011, and $1.2 million related to a bank term loan that matures on April 3, 2012.

In order to have sufficient cash for our operations and debt service needs, we will need to raise significant additional capital in the very near future. The amount of equity capital that we can raise from the sale of common stock or instruments convertible into common stock is currently limited due to the number of unreserved shares we have available for issuance. Accordingly, in order to raise common equity capital sufficient to meet or working capital and debt service needs, we will need our stockholders to approve an amendment to our Certificate of Incorporation to increase our authorized shares. We cannot provide any assurance that our stockholders will approve such an amendment to our Certificate of Incorporation. Our ability to raise equity capital in a private placement transaction in the near term is also limited by certain Nasdaq Listing Rules which may require us to either first obtain approval from our stockholders or obtain a hardship exemption from Nasdaq.

We believe that our existing principal sources of liquidity will only be sufficient to fund our activities through the end of April 2011. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our recurring negative cash flows combined with our existing sources of liquidity and other conditions raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations in the very near future, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction (see Note 5), complete the build out of our planned wind and solar development projects, complete the planned Quantum Solar manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of wind and solar development projects or the Quantum Solar manufacturing operation until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Although we anticipate that we will be able to raise sufficient additional capital through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans to: (i) provide sufficient liquidity for our working capital needs, including the debt service requirements discussed above, (ii) continue development of our wind and solar farm projects, (iii) complete the Quantum Solar manufacturing operation, and (iv) provide capital for other initiatives over the coming months, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

If we are unsuccessful in raising sufficient capital to pay the senior debt obligations, then we will need to either refinance those obligations or seek an extension of the maturity dates. Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt securities.

Although we will try to negotiate an extension of the applicable maturity dates with our senior lender and we have successfully extended the scheduled maturity dates on the debt obligations with our senior lender in the past on several occasions, we cannot provide any assurances that we will be able to further modify the current arrangements. We are also currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our convertible note lenders and our ability to further extend the scheduled maturity dates of our obligations.

If we are unable to raise sufficient capital to fund our working capital needs or repay our debt obligations as they mature or otherwise refinance those debt obligations or extend the maturity dates, it would have a material adverse affect on our business and our ability to continue as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations, the determination of the amounts of impairment of long-lived assets, the fair value of embedded conversion features and/or derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

In connection with the closing of the Arrangement Agreement, we issued a total of 840,551 shares of our common stock to SPI shareholders (representing 0.01195 of a Quantum common share for each SPI common share outstanding), which included 10,549 shares issued to holders of SPI in-the-money compensatory stock options at the time of closing. All outstanding SPI stock options and SPI warrants were cancelled effective upon the closing of the transaction. We provided the former SPI warrant holders with Quantum replacement warrants that allowed these warrant holders to purchase up to 102,822 shares of our common stock at exercise prices ranging from $9.60 to $48.20 per share. On August 21, 2010, 73,322 of the replacement warrants expired. The remaining replacement warrants have an exercise price of $17.60 per share and expire on May 13, 2011. The closing of the Arrangement Agreement was accounted for as an acquisition of SPI by Quantum.

Consideration and Measurement of Goodwill

The total fair value of the consideration provided by us on the closing date was $11.9 million and there is no further contingent consideration of other adjustments contemplated per the terms of the definitive business combination agreement.

We have preliminarily identified $9.4 million of tangible and intangible assets at fair value as of the date of the closing, which was net of the fair value of liabilities assumed and non-controlling interests. As a result, we have preliminarily ascribed $2.5 million of the consideration related to the transaction as goodwill in the Renewable Energy business segment representing the expected synergies and other intangible value that the SPI acquisition brought to our overall alternative energy business strategy (see Notes 6 and 11). Because the transaction was completed near the end of our fiscal 2010 period, we have not yet finalized the fair values of the assets acquired and liabilities assumed in connection with the acquisition, including the finalization of deferred tax assets and liabilities associated with the new subsidiary. During the nine months ended January 31, 2011, we revised our estimate of the fair value of certain liabilities assumed which resulted in an increase to goodwill of $0.1 million. We expect to complete our analysis during the remainder of fiscal 2011.

The preliminary fair value of the net assets acquired on April 16, 2010, including changes in estimates made during the nine months ended January 31, 2011, is as follows:

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

	Three months ended January 31, 2010		Nine months ended January 31, 2010
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Net revenue	$1,479,436	$1,676,254	$7,228,322	$7,531,268
Operating loss	$(6,087,292)	$(6,697,515)	$(15,263,259)	$(17,419,780)
Net income (loss) applicable to common stock	$14,148,845	$13,435,571	$(40,788,216)	$(42,725,761)
Net income (loss) per share - basic	$2.00	$1.70	$(6.65)	$(6.12)
Net income (loss) per share - diluted	$0.42	$0.38	$(6.65)	$(6.12)
Number of shares - basic	7,074,382	7,914,933	6,135,688	6,976,239
Number of shares - diluted	8,627,803	9,468,354	6,135,688	6,976,239

The pro forma financial information is for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the transaction occurred on May 1, 2009.

Investment in Grand Valley

Included in the SPI assets acquired is $2.1 million (as of April 16, 2010 and January 31, 2011) related to a renewable energy project asset that we have classified as held for sale. This asset represents the fair value of SPI’s investment in a wind farm project that is under development and that we refer to as the Grand Valley wind farm. We have recorded the asset at its fair value, less estimated cost to sell. As of the closing date of the Arrangement Agreement, management of SPI had committed to a plan to sell the asset and the asset was available for immediate sale in its present condition subject only to terms that are usual and customary for this type of sale. Actions to locate a buyer as of the acquisition date had been initiated and the sale of the asset was considered probable within twelve months.

During the first nine months of fiscal 2011, SPI executed an arrangement with a non-affiliated third party for the sale of the Grand Valley wind farm asset and we received $0.4 million in cash deposits in connection with the arrangement. The receipt of the deposits are included in other accrued liabilities on the condensed consolidated balance sheet at January 31, 2011 and reported as a cash flow from investing activities. On February 1, 2011, which was subsequent to the most recent balance sheet date reported, we completed the sale of the Grand Valley wind farm asset and received the final $1.7 million of cash consideration. From the cumulative total of $2.1 million in gross cash consideration received during fiscal 2011, $0.9 million was distributed to the minority interest partners associated with the asset.

3) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2010	January 31, 2011
Customer accounts billed	$1,189,097	$2,360,068
Customer accounts unbilled	1,716,149	923,368
Allowance for doubtful accounts	(72,109)	(95,724)

Accounts receivable, net	$2,833,137	$3,187,712

We assess the collectibility of receivables associated with our customers on an ongoing basis.

4) Inventories

Inventories consist of the following:

	April 30, 2010	January 31, 2011
Materials and parts	$3,670,420	$3,566,957
Work-in-process	72,757	32,185
Finished goods	904,494	858,111

	4,647,671	4,457,253
Less: provision for obsolescence	(2,881,251)	(2,979,224)

Inventories, net	$1,766,420	$1,478,029

5) Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1% at January 31, 2011.

Fisker Automotive’s first scheduled production vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates our plug-in hybrid electric vehicle architecture known as Q-Drive, is expected to have initial deliveries beginning in the first half of calendar 2011.

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

We have recognized $2.8 million and $5.7 million in revenue during the three and nine month periods ended January 31, 2011, respectively.

Investment in Affiliates

We account for our active affiliates, Asola, AQS, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2010	January 31, 2011
Quantum Affiliates:
Asola	$6,806,944	$7,314,304
Asola Quantum Solarpower AG	—	81,505
PCD	165,000	91,293
Shigan-Quantum	—	4,750

Investment in and advances to affiliates	$6,971,944	$7,491,852

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in asola Advanced and Automotive Solar Systems GmbH (Asola), a solar module manufacturer located in Erfurt, Germany. We also have an option to increase our ownership interest in Asola by an additional 7.8% in exchange for 0.1 million euro. We account for our equity interest in Asola under the equity method of accounting.

On March 14, 2011, we amended a non-binding Letter of Intent with Asola’s majority share holder, ConSolTec GmbH (ConSolTec) that we originally executed on August 24, 2010, which sets forth terms related to a proposed transaction pursuant to which we and ConSolTec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets (the “Asola LOI”). The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The Asola LOI, as amended, contemplates a transaction completion date of June 30, 2011.

Prior to the execution of the Asola LOI, we provided Asola and ConSolTec with written notice on December 28, 2009, that we were exercising our right to increase our ownership interest in Asola to 32.66% in exchange for payment of 0.1 million euro. The transaction to increase our ownership interest by 7.76% has not yet been completed and we have reserved our right to withdraw the exercise pending the outcome of the Asola LOI.

The conversion rate of one euro to one US Dollar was 1.32 to 1.0 as of April 30, 2010 and 1.36 to 1.0 as of January 31, 2011. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary.

Our equity in earnings of Asola was US$0.3 million and US$0.5 million for the three and nine month periods ended January 31, 2011. Our equity in earnings takes into consideration the differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in earnings under US GAAP.

Asola Solar Cell Supply Agreement

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection the Supply Agreement. As of the date of these financial statements, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million Euro to Asola to satisfy our share of the September 1, 2009 prepayment required under the Supply Agreement. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

Beginning in calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are significantly below the purchase prices that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts in calendar 2009 and 10.0 million watts in calendar 2010. Asola has not taken delivery of these cells and has claimed that the “loyalty clause” requires that the supplier amend the prices specified under the Supply Agreement in a reasonable manner. The matter reached an impasse with the supplier and is currently working its way through the German legal system. In August 2010, a settlement and oral hearing was held which did not change our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $11.4 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at January 31, 2011. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola. Although we do not intend to purchase cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the next five years (in euros and in US dollars based on the currency exchange rate as of January 31, 2011) is as follows:

	Euros:	US Dollars:
Eleven months ended December 2011	€29,595,000	$40,288,000
Twelve months ended December 2012	15,220,000	20,719,000
Twelve months ended December 2013	14,620,000	19,902,000
Twelve months ended December 2014	13,920,000	18,949,000
Twelve months ended December 2015	13,620,000	18,541,000
Thereafter	26,335,000	35,850,000

Total	€113,310,000	$154,249,000

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment over the next twelve months, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying condensed consolidated balance sheets at April 30, 2010 and January 31, 2011.

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation and our share of the earnings or losses of Asola after the date of acquiring the ownership interest. The activity and carrying balances for the nine month period ending January 31, 2011 is as follows:

U.S. Dollars:
Investment In and Advances to Asola:
Balance at April 30, 2010	$6,806,944
Foreign currency translation	80,586
Equity in earnings for the nine months ended January 31, 2011	493,000
Net settlement of accrued interest on note receivable	(66,226)

Balance at January 31, 2011	$7,314,304

Asola Quantum Solarpower AG

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS) in exchange for a cash payment of $0.1 million. AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. Our current ownership in AQS is equal to the current ownership interest we have in Asola. There were no activities in AQS through January 31, 2011.

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD for the three and nine months ending January 31, 2011 were $0.04 million and $0.07 million, respectively, and our investment balance at January 31, 2011 was $0.09 million.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for transferring certain of our intellectual property to the new entity. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. Our net equity in earnings associated with Shigan Quantum for the three and nine months ending January 31, 2011 along with our investment balance at January 31, 2011 is nominal.

6) Goodwill, Intangibles and Other Long-lived Assets

Goodwill

The balance of goodwill by reportable segment at April 30, 2010 and January 31, 2011 is as follows:

	Fuel Systems Segment	Renewable Energy Segment	Totals
Balance at April 30, 2010	$30,400,000	$2,458,914	$32,858,914
Increase in estimated liabilities acquired in connection with acquisition	—	59,893	59,893
Currency translation	—	10,196	10,196

Balance at January 31, 2011	$30,400,000	$2,529,003	$32,929,003

Intangibles

We amortize specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. In connection with the acquisition of SPI, we identified $8.6 million of project assets associated with SPI’s renewable energy portfolio that we have classified as intangible assets of the Renewable Energy reporting segment. Each of the intangible assets are being amortized over their estimated useful lives of 20 years.

Property and equipment

Changes in property and equipment for the six months ended January 31, 2011 are as follows:

	Balance at April 30, 2010	Additions	Transfers	Depreciation	Impairment	Reclassification and Foreign Currency	Balance at January 31, 2011
Property and equipment in service, net	$4,995,131	$—	$932,641	$(991,145)	$—	$31,564	$4,968,191
Construction in progress:
Wind farm development	131,149	1,494,671	—	—	(836,379)	(474,501)	314,940
Solar module manufacturing line	2,095,016	—	—	—	—	—	2,095,016
Leasehold improvements / plant equipment	875,491	—	(875,491)	—	—	—	—
Other	—	130,526	(57,150)	—	—	—	73,376

Total construction in progress	3,101,656	1,625,197	(932,641)	—	(836,379)	(474,501)	2,483,332

Total property and equipment, net	$8,096,787	$1,625,197	$—	$(991,145)	$(836,379)	$(442,937)	$7,451,523

Impairment of Long-lived Assets

During the first nine months of fiscal 2011 we capitalized $1.3 million of construction related activities on the Spring Bay wind farm project that was scheduled to be operational in April 2011; however, project activities on the wind farm were suspended during the third quarter of fiscal 2011 due to a lack of sufficient capital to complete the project and the project was abandoned. As a result of the abandonment, we recognized a charge of $1.0 million in the third quarter of fiscal 2011 in the Renewable Energy segment for the impairment of long-lived assets related to the project, of which $0.8 million was associated with construction in progress. The impairment was based on construction related costs and fees incurred to date that were considered non-recoverable as a result of the abandonment of the project. The remaining balance of construction in progress associated with the Spring Bay wind farm project after the recognition of the impairment, amounting to $0.5 million, was considered recoverable and reclassified to other current assets on the condensed consolidated balance sheet at January 31, 2011. Subsequent to the balance sheet date on March 3, 2011, SPI received a partial return of certain deposit payments made to the electrical transmission supplier in an amount equal to the balance reclassified.

We believe that no other event or circumstance exists that would indicate a potential impairment of the carrying values of goodwill, intangible assets, or any other significant long-lived asset as of January 31, 2011.

7) Debt Obligations

Our current and long-term debt consists of the following:

	April 30, 2010	January 31, 2011
Obligations to Senior Lender:
Convertible Note I: $4,588,924 principal, $173,499 accrued interest and $263,608 of unamortized premium in April 2010; $5,099,395 principal and $41,145 accrued interest in January 2011	$5,026,031	$5,140,540
Convertible Note II: $4,248,595 principal, $160,632 accrued interest and $244,057 of unamortized premium in April 2010; $4,721,209 principal and $ 38,093 accrued interest in January 2011	4,653,284	4,759,302
Convertible Note III: $1,919,818 principal, $72,585 accrued interest and $110,282 of unamortized premium in April 2010; $2,133,377 of principal and $17,213 accrued interest in January 2011	2,102,685	2,150,590
Term Note B	5,558,684	5,058,684
Consent Fee Term Note: $3,000,000 principal, less discount of $132,000 in April 2010; $3,000,000 principal in January 2011	2,868,000	3,000,000
Non-Revolving Line of Credit: $2,500,000 principal, less discount of $201,660 in January 2011	—	2,298,340

Obligations to Other Creditors:
Investor Bridge Term Loans: $3,033,750 principal and $25,646 of unamortized premium in January 2011	—	3,059,396
Bank Term Loan	1,302,312	1,257,096
Other obligations	142,175	320,364

Long-term debt, current and non-current	21,653,171	27,044,312
Less current maturities for scheduled cash payments and net amortization of premiums & discount	(519,243)	(25,640,783)

Long-term debt, non-current	$21,133,928	$1,403,529

Forbearance Agreement with Senior Lender

On December 31, 2010, we defaulted on the required repayment of the investor bridge term loans, which in turn, caused contractual defaults on all of our senior secured obligations with our senior lender. Pursuant to the terms of the Convertible Notes, Term Note B and the Consent Fee Term Note, upon the occurrence of an event of default, our senior lender had the right to declare the entire amounts outstanding under these debt instruments immediately due and payable.

On January 3, 2011 and as a result of the defaults, we executed a Forbearance Agreement with our senior lender to which our senior lender agreed to forbear from accelerating the maturity dates for any portion of the senior secured obligations and from exercising any of its rights and remedies until April 30, 2011 (the “Forbearance Period”), subject to certain conditions, and we restructured our portfolio of debt instruments with our senior lender.

The Forbearance Period expires immediately if we default under the Forbearance Agreement or upon the commencement of a voluntary bankruptcy, insolvency, reorganization or similar proceeding or the commencement of any similar non-voluntary case or legal proceeding that remains undismissed or stayed for more than 30 days. Provided another event of default under the agreements with our senior lender does not occur during the Forbearance Period and we are able to make the required final payment to the holders of the investor bridge term loans, the default under our agreements with our senior lender will be cured and the Forbearance Agreement terminated.

In connection with the January 3, 2011 debt restructure, the Convertible Notes were modified to extend the maturity dates from July 31, 2011 to August 31, 2011 and the fixed conversion prices were reduced from $14.20 to $9.80; the unused Lender Commitment was terminated; the senior lender provided us with a new $5.0 million non-revolving line of credit; and we issued warrants to the senior lender to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00.

We determined that the Forbearance Agreement and the restructure of the outstanding debt instruments that were all negotiated at the same time required that we assess the impact of the modifications and replacement instruments on the entire portfolio of debt instruments with our senior lender as a whole and the debt instruments on an individual basis. Although we determined that the lender did not provide a concession in connection with the transactions completed on January 3, 2011 and that the modifications to the existing debt portfolio as a whole was not substantial, we concluded on an individual basis that the modifications to the Convertible Notes (discussed further below) were substantial and represented an implied exchange of the existing convertible note instruments held by the senior lender with new convertible debt instruments. A net loss on extinguishment of $0.5 million was recognized in connection with the January 3, 2011 transactions as follows:

Loss (gain) on extinguishment
Modification and replacement of Convertible Notes	$1,392,149
Termination of Lender Commitment derivative	(2,635,000)
Issuance of warrants to senior lender attributable to instruments extinguished	1,320,570
Fee paid to senior lender attributable to instruments extinguished	38,499
Recognition of unamortized debt issuance costs on instruments extinguished	406,749

Loss on extinguishment, net	$522,967

The net loss on extinguishment is recorded as a component of “loss on modification of debt and derivative instruments, net” on the accompanying condensed consolidated statements of operations.

Convertible Notes

We have three outstanding convertible promissory notes each originally issued on August 3, 2009, which we refer to as Convertible Note I, Convertible Note II, and Convertible Note III (collectively, the “Convertible Notes”). Each of the Convertible Notes has identical contractual terms for the remainder of the arrangements.

The significant contractual terms of the amended Convertible Notes as of April 30, 2010 were as follows: (i) annual fixed interest rates of 11.5% through August 31, 2010 (consisting of required minimum payments-in-kind (PIK) of 5.0% and cash or PIK options of 6.5%), declining to 9.5% thereafter as a result of scheduled decreases in the required minimum PIK from 5.0 % to 3.0%, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal under the notes cannot be prepaid in part or whole by us without consent of our senior lender, (iii) scheduled maturity dates of March 31, 2011, (iv) senior lender had the right to extend the scheduled maturity dates to August 31, 2013, subject to proper notice by March 15, 2011, and (v) outstanding principal under the Convertible Notes convertible into shares of our common stock at a fixed conversion price of $14.20 per share at any time until maturity at the option of the senior lender.

Since the date that the Convertible Notes were modified on April 30, 2010, we have classified the value, if any, of the embedded conversion features of the notes as equity.

On July 8, 2010, the Convertible Notes and the Consent Fee Term Note (discussed below) were amended in exchange for a debt modification fee payable to the senior lender. We satisfied the debt modification fee with the issuance of 1.7 million shares of our common stock to the senior lender that had a fair value of $0.9 million on the modification date and recorded the fair value of the fee as a deferred asset. The Convertible Notes were revised to amend the stated maturity dates from March 31, 2011 to July 31, 2011. We determined that the amendments to the Convertible Notes on July 8, 2010 were not substantial and did not represent an implied exchange of debt instruments. However, we reduced the balances of the unamortized debt premiums under the Convertible Notes as of July 8, 2010 by approximately $0.1 million, which equaled the immediate increase in fair value of the embedded conversion features under the Convertible Notes as a result of the modifications. The net balances of the debt premiums and the fair value of the debt modification fee allocated to the Convertible Notes were being amortized through the then scheduled maturity date of July 31, 2011 until the remaining unamortized balances were written off on January 3, 2011 in connection with further modifications to the Convertible Notes.

On January 3, 2011, in connection with the Forbearance Agreement discussed above, the maturity dates under the Convertible Notes were changed from July 31, 2011 to August 31, 2011 and the fixed conversion prices were reduced from $14.20 to $9.80. We accounted for the modifications as an implied exchange of the existing debt instruments associated with the Convertible Notes with new debt instruments which resulted in a charge of $1.4 million that is included as part of the net loss on extinguishment representing the difference between the carrying amount of the existing notes and the fair value of the modified notes at the time of extinguishment.

On July 1, 2010 and January 1, 2011, we elected to add the entire amount of accrued interest of $0.6 million and $0.6 million, respectively, to principal under the Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the PIK provisions contained within the notes.

Term Note B

At April 30, 2010, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice has the option to demand all or part of the principal amount due under the note at any time, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $10.00 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands made by the senior lender after January 16, 2012, (v) we have the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”); however, our option to make prepayments in shares is limited to $2.0 million in any ten business day period after the First Call Date, and (vi) when demand for payment or a prepayment is made, the principal amount due under Term Note B is subject to upward adjustment based upon the volume weighted average price (VWAP) for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (A) 1.0 and (B) 0.075 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $70.00.

We refer to the required formula discussed above as the Term Note B principal multiplier feature. If we elect to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) when our VWAP Price is above $13.20 per share.

On January 19, 2011, the senior lender made a principal demand of $0.5 million. In accordance with the terms of the debt instrument, the scheduled payment date for the demand was January 27, 2011 and we satisfied the demand by issuing 53,384 shares of our common stock. The payment of the principal in shares resulted in a nominal gain representing the difference between the fair value of the shares delivered and the amount of principal settled.

As of January 31, 2011, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $5.1 million and the maximum amount of principal that is payable under the principal multiplier feature is $26.6 million (assuming that the VWAP Price is at or above $70.00). The principal multiplier feature under the note did not have any intrinsic value as of January 31, 2011.

Term Note B has characteristics of and acts consistent with the types of debt securities generally considered to be convertible debt instruments primarily as a result of the embedded principal multiplier feature which provides the senior lender with potential additional value for their investment in connection with increases in our share price in a manner consistent with conversion features under typical convertible note instruments. Further, the share settlement provisions and below market interest rate structure of Term Note B is consistent with convertible debt instruments. As such, we consider the note to be a convertible debt instrument in applying applicable accounting guidance. Since the date that the note was last modified on April 30, 2010, we have classified the value, if any, of the embedded principal multiplier feature as a component of equity.

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

At April 30, 2010 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrues interest at 0.0% per annum for the first full year and at 6.0% thereafter, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note beginning after July 1, 2010 if the VWAP for our common stock for the five business days preceding the date that a demand is made would have been above $10.00 at the time of the demand, otherwise, the senior lender could not make demand until March 31, 2011, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $10.00 for five consecutive business days prior to the payment date; however, this specific condition is only applicable for principal demands made by the senior lender after March 31, 2011, (v) we have the right to make prepayments under the note beginning after January 16, 2012, and (vi) when demand for payment or a prepayment is made, the principal amount due under the Consent Fee Term Note is subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date. When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00.

We refer to the required formula discussed above as the Consent Fee Term Note principal multiplier feature. If we elect to pay in stock, then the number of shares to be issued is equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP Price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) when our VWAP Price is above $25.00 per share.

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

On July 8, 2010, the earliest date specified in the original Consent Fee Term Note that the senior lender could make a demand if our VWAP Price was below $10.00 was amended from March 31, 2011 to July 31, 2011. We determined that there was no change in the fair value of the embedded principal multiplier as a result of the debt modification and determined that the amendment to the Consent Fee Term Note was not substantial and did not represent an implied exchange of debt instruments.

As of January 31, 2011, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature is $3.0 million and the maximum amount of principal that is payable under the principal multiplier feature is $6.0 million (assuming that the VWAP Price is at or above $50.00). The principal multiplier feature under the note did not have any intrinsic value as of this date.

Non-Revolving Line of Credit

On January 3, 2011 and in connection with the execution of the Forbearance Agreement and the debt restructure with our senior lender, our senior lender agreed to provide us with a new $5.0 million non-revolving line of credit (the “LOC”). The original terms under the LOC were as follows: (i) we could request advances on the line at any time prior to April 30, 2011; (ii) outstanding advances would not bear interest (unless an event of default occurs, in which case the interest rate would be 10% per annum); (iii) the LOC would mature on April 30, 2011; (iv) advances under the LOC were secured by substantially all of our assets; and (v) pursuant to the terms of the Forbearance Agreement, we were precluded from using the proceeds from the LOC to pay any portion of the principal and interest due under the Bridge Notes.

We received $2.5 million in advances under the LOC on January 10, 2011. Our senior lender participated in the private placement that we completed on February 18, 2011 and purchased $2.0 million of our securities. The senior lender’s $2.0 million of purchase price was satisfied by reducing, on a dollar-for-dollar basis, a portion of the balance due under the LOC. On February 25, 2011, we used a portion of the cash proceeds received in the private placement to repay the remaining $0.5 million balance under the LOC. Concurrent with the closing of the February 2011 private placement, the LOC and our ability to request advances thereunder was terminated.

A debt discount, initially recognized at $0.3 million upon the execution of the LOC on January 3, 2011, was being amortized through the then scheduled maturity date of April 30, 2011 until the remaining unamortized balance was written off on February 25, 2011 in connection with the termination of the LOC.

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

We incurred direct issuance costs of $0.7 million in connection with the private placement transaction of which we allocated $0.6 million to the Bridge Notes which was amortized to interest expense over the scheduled life of the notes of December 31, 2010 with the remaining $0.1 million allocated to the warrants issued to the investors of the Bridge Notes (see Note 10). In addition, we recorded a debt discount on the origination date of the Bridge Notes equal to the fair value of the warrants issued with the Bridge Notes of $0.2 million that was amortized through December 31, 2010.

On December 31, 2010, we defaulted in payment of certain principal and accrued interest due under the Bridge Notes (the “Bridge Notes Default”).

On January 18, 2011, we and each of the holders of the Bridge Notes entered into an amendment to the Bridge Notes, which cured the Bridge Notes Default. Pursuant to the terms of the amendments to the Bridge Notes which are dated January 12, 2011, we agreed to repay the principal and interest in three installments as follows: (i) 25% of the original principal amount was paid upon execution of the amendments, (ii) 35% of the original principal was paid on February 15, 2011, and (iii) the remaining principal and accrued interest in the approximate amount of $1.9 million is due and payable on April 29, 2011. The holders of the Bridge Notes have the option to elect to receive the final payment in cash or shares of our common stock. If a holder elects to receive shares, the holder is also entitled to receive a cash “make-whole” payment, which, when added to the value of the shares so received, will equal the full amount of the remaining outstanding principal and interest due thereunder.

As of January 31, 2011 there was $0.2 million of accrued interest payable under the Bridge Notes that is scheduled to be repaid on April 29, 2011 and is included as part of other accrued liabilities on the condensed consolidated balance sheet.

In connection with the amendment to the Bridge Notes on January 18, 2011, we issued warrants to the bridge note holders, with an effective date of January 12, 2011, to purchase up to 131,902 shares of our common stock at a fixed exercise price of $9.20, with a fair value of $0.8 million, and we agreed to issue up to 22,500 shares of our common stock, with a fair value of $0.2 million, to the placement agent for professional services in connection with the Bridge Note amendments.

We concluded from our analysis of the transactions completed on January 18, 2011 that amended the terms of the Bridge Notes, including the addition of a substantive conversion feature, and the issuance of warrants to the bridge note investors and the agreement to issue common shares to the placement agent that: (1) the bridge note holders did not provide a concession in connection with the transactions and (2) the modifications to the Bridge Notes were substantial and represented an implied exchange of the existing debt instruments held by the bridge note holders with new debt instruments. A loss on extinguishment of $1.0 million was recognized in connection with the January 18, 2011 transactions as follows:

Loss on extinguishment
Modification and replacement of Bridge Notes	$176,392
Issuance of warrants to bridge note holders	814,000

Loss on extinguishment	$990,392

The loss on extinguishment is recorded as a component of “loss on modification of debt and derivative instruments, net” on the accompanying condensed consolidated statements of operations.

The portion of the debt issuance cost associated with the agreement to issue shares to the placement agent allocated to the debt component of the transactions, amounting to $0.2 million, has been deferred and is being amortized over the life of the amended Bridge Notes that now mature on April 29, 2011. The option to receive the final principal and accrued interest payment in cash or shares was determined to be an embedded derivative instrument that should be bifurcated and separately accounted for. The fair value of the conversion feature at January 18, 2011 was $0.1 million (see Note 8).

Bank Term Loan

In connection with our acquisition of SPI on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; requires fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of SPI’s Providence Bay wind farm project. The conversion rate of one CAD to one US Dollar was 0.9993 to 1.0 as of January 31, 2011.

Lender Commitment

On May 30, 2008, we secured a $10.0 million commitment from an affiliate of our senior lender (the “Lender Commitment”) that allowed us to draw on the commitment at our option and also allowed the senior lender to fund the commitment at the senior lender’s option under certain defined structures. The Lender Commitment was terminated on January 3, 2011 in connection with the Forbearance Agreement and debt restructure discussed above. Neither party had exercised its option prior to the termination of the commitment.

Prior to the termination, the option for either party under the Lender Commitment, as modified on November 24, 2009, was set to expire on March 31, 2011. The terms of the amended Lender Commitment from November 24, 2009 until it was terminated on January 3, 2011 were as follows: (a) if we had drawn on the commitment, the senior lender had the right to make the investment as either: (i) a two year secured convertible note, the conversion price fixed at $14.20 per share, with the coupon on the note equal to 18.0% or (ii) a senior secured straight note that redeemed in cash at 130% of face value after one year; (b) we had the right to only exercise up to $2.5 million in any 30 day period and we were required to provide the senior lender with a five day notice period of our intent to draw on the commitment; (c) in exchange for extending the commitment, the senior lender had a “put” option to make a $10.0 million investment that would have been structured as a non-interest bearing convertible note priced at 100.0% of par and redeemable at 120.0% of par two years after the funding date and the note under this structure would have converted into our common stock at a fixed conversion price of $14.20 per share.

The written put option, which had allowed the senior lender to make a $10.0 million cash payment to us in exchange for a debt instrument in the form of a convertible note, was considered to be a derivative instrument. Accordingly, the fair value of the instrument was recognized as a non-current derivative liability and marked to market each period (see Note 8) until it was terminated. We recognized a gain on extinguishment of the derivative instrument of $2.6 million which represented the fair value of the lender’s put option at the time the Lender Commitment was terminated.

Collateral and Covenants

Our obligations under the debt instruments with our senior lender and senior subordinated debt holders are secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by the assets of SPI. We were in compliance with the Forbearance Agreement with our senior lender and with existing covenants and other requirements of the debt instruments with our senior subordinated debt holders and our bank lender as of January 31, 2011.

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the next five year periods ending January 31. Although the senior lender has the option to extend the scheduled maturity dates on the amended Convertible Notes, for purposes of this disclosure, we have used the scheduled maturity dates of August 31, 2011 for these three notes:

	Scheduled Payments	Net Amortization of Premiums & Discount	Total Maturities of Long-Term Debt
January 31:
2012	$25,816,797	$(176,014)	$25,640,783
2013	1,259,339	—	1,259,339
2014	81,254	—	81,254
2015	62,936	—	62,936
2016	—	—	—
Thereafter	—	—	—

	$27,220,326	$(176,014)	$27,044,312

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at April 30, 2010 consisted of the Lender Commitment (see Note 7) and certain warrant contracts and at January 31, 2011 consisted of the embedded conversion features under the Bridge Notes and certain warrant contracts (see Note 10).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as the dates of modifications, using Level 3 inputs. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for the first nine months of fiscal 2011.

The derivatives and their respective fair values measured using Level 3 inputs as of April 30, 2010 and January 31, 2011 are as follows:

	April 30, 2010	January 31, 2011
Derivative instruments classified as current liabilities:
Warrant contracts issued in October 2006	$4,160,000	$3,525,000
Warrant contracts issued in June 2007	4,100,000	1,871,000
Warrant contracts issued in August 2008	4,287,000	2,539,000
Embedded conversion features under Bridge Notes	—	91,000

	12,547,000	8,026,000
Derivative instruments classified as non-current liabilities:
Written Put Option under $10.0 million Lender Commitment	5,518,000	—
Warrant contracts issued in August & September 2009	1,151,000	503,000

	6,669,000	503,000

Total balance of derivative instruments	$19,216,000	$8,529,000

We determined the fair values of the derivative instrument liabilities associated with the written put option contained within the Lender Commitment and certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We used the Black-Scholes model to calculate the value of the June 2007 Warrants, the August 2009 Warrants and the September 2009 Warrants. For the written put option contained within the Lender Commitment (extinguished on January 3, 2011) and the derivative warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths are then averaged to determine the value of the derivative instruments as of the reporting period date.

We determined the fair value of the embedded conversion features under the Bridge Notes (beginning January 18, 2011) primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of our common stock on the dates of measurement and the estimated discount rates and annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments.

The following table summarizes the changes in the fair value during the three and nine months ended January 31, 2011 for the derivative instrument liabilities using Level 3 inputs:

	Written Put Option	Bridge Notes	Warrants	Total
Balance at April 30, 2010	$5,518,000	$—	$13,698,000	$19,216,000
Fair value adjustments recognized in earnings	(1,082,000)	—	(2,330,000)	(3,412,000)

Balance at July 31, 2010	4,436,000	—	11,368,000	15,804,000
Fair value adjustments recognized in earnings	(1,592,000)	—	(2,478,000)	(4,070,000)

Balance at October 31, 2010	2,844,000	—	8,890,000	11,734,000
Origination of derivative instrument	—	147,000	—	147,000
Fair value adjustments recognized in earnings	(209,000)	(56,000)	(452,000)	(717,000)
Termination of derivative instrument recognized in earnings	(2,635,000)	—	—	(2,635,000)

Balance at January 31, 2011	$—	$91,000	$8,438,000	$8,529,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2010 and January 31, 2011 were as follows:

	Written Put Option	Bridge Notes	October '06 Warrants	June '07 Warrants	August '08 Warrants	Aug/Sept '09 Warrants
April 30, 2010:
Annual volatility (1)	89.3%	N/A	79.7%	77.4%	72.8%	77.4%-94.5%
Risk-free rate	1.5%	N/A	2.0%	2.4%	2.4%	1.2%-2.0%
Discount rate for cash payments	14.3%	N/A	N/A	N/A	N/A	N/A
Dividend rate	0.0%	N/A	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$14.00	N/A	$14.00	$14.00	$14.00	$14.00
Conversion / exercise price	$14.20	N/A	$11.00	$41.80	$62.60	$17.00
January 31, 2011:
Annual volatility (1)	N/A	90.2%	86.6%	82.7%	78.2%	58.9%-85.9%
Risk-free rate	N/A	0.3%	1.0%	1.5%	2.0%	0.4%-1.0%
Discount rate for cash payments	N/A	N/A	N/A	N/A	N/A	N/A
Dividend rate	N/A	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	N/A	$9.00	$9.00	$9.00	$9.00	$9.00
Conversion / exercise price	N/A	$9.20	$9.00	$41.80	$54.02	$17.00

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

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

Changes in our product warranty liability for the nine months ended January 31, 2011 are as follows:

Balance at April 30, 2010	$89,754
Warranties issued during the period	30,275
Adjustments to pre-existing warranties	1,042
Settlements made during the period (1)	(34,540)

Balance at January 31, 2011	$86,531

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

10) Stockholders’ Equity

Reverse Stock Split

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 20 shares of common stock. Fractional shares were paid in cash. Our authorized shares of common stock were reduced proportionately from 400.0 million to 20.0 million. The reverse stock split did not affect our 20.0 million shares of authorized preferred stock. The condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split that occurred after January 31, 2011. The reverse split did not affect the amount of equity we have or affect our market capitalization.

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

Share-Based Compensation

We have included the following amounts for share-based compensation cost in the accompanying condensed consolidated statements of operations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Cost of product sales	$4,556	$8,740	$14,336	$21,799
Research and development	48,531	49,946	118,167	116,754
Selling, general and administrative	156,580	250,314	590,178	739,986

Total share-based compensation	$209,667	$309,000	$722,681	$878,539

Share-based compensation cost includes $122,906 and $295,908 related to restricted stock for the three and nine month periods ending January 31, 2011, respectively.

Below is a summary of unvested restricted stock activity under the Plan for the nine months ended January 31, 2011:

Number of Shares
Unvested restricted stock outstanding at April 30, 2010	22,250
Issued in fiscal year 2011	94,430
Vested in fiscal year 2011	(1,930)

Unvested restricted stock outstanding at January 31, 2011	114,750

Below is a summary of the options activity under the Plan for the nine months ended January 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2010	213,023	$21.60
Granted	239,500	$11.80
Exercised	0	$—
Forfeited	(21,349)	$12.20
Expired	(3,602)	$75.80

Options outstanding at January 31, 2011	427,572	$16.20

Vested and expected to vest at January 31, 2011	394,213	$16.40	7.3	$—
Options exercisable at January 31, 2011	162,561	$21.80	4.6	$—

On May 1, 2010, an additional 253,733 shares of common stock became available for future grant under the Plan pursuant to an “evergreen” provision contained in the Plan. At January 31, 2011, there were 297,748 shares of common stock available for grant under the Plan.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Dividend yield	n/a	0.0%	n/a	0.0%
Expected life - years	n/a	6.2	n/a	6.2
Risk-free interest rate	n/a	2.4%	n/a	2.0%
Expected volatility of common stock	n/a	89.7%	n/a	89.4%

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Weighted average grant date fair value per share	None granted	$8.92	None granted	$8.86
Intrinsic value of of options exercised	$—	$—	$2,250	$—
Total fair value of options vested during the period	$29,399	$37,178	$149,196	$430,297

Warrants

In connection with a $12.5 million private placement offering completed on June 29, 2006, investors received warrants to purchase 44,025 shares of our common stock at an exercise price of $78.80 per share to the investors (the “June 2006 Warrants”). The warrants can be exercised at any time and expire in June 2011.

In connection with a $10.0 million private placement offering completed on October 27, 2006, investors received warrants to purchase 106,707 shares of our common stock at an initial exercise price of $47.20 per share (the “October 2006 Warrants”). The warrants can be exercised at any time and expire in April 2014.

In connection with a $18.75 million private placement offering that was completed on June 22, 2007, investors received warrants to purchase 750,000 shares of our common stock at $41.80 per share, which included 125,000 shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement (the “June 2007 Warrants”). The warrants can be exercised anytime and expire in December 2014.

In connection with a $19.1 million registered direct offering completed on August 25, 2008, the investor received warrants to purchase 675,000 shares of our common stock at an initial exercise price of $80.00 per share (the “August 2008 Warrants”). The warrants can be exercised at any time and expire in August 2015.

In connection with a $12.3 million private placement offering completed in two rounds that closed on August 3, 2009 (the “August 2009 Warrants”) and September 4, 2009 (the “September 2009 Warrants”), investors received warrants to purchase 100,598 shares of our common stock at an exercise price of $17.00 per share to the investors. The warrants became exercisable beginning in February 2010, of which 32,045 relate to the August 2009 Warrants and expire in August 2014 and 68,553 relate to the September 2009 Warrants and expire in September 2014. In connection with the transaction, the placement agent also received 51,217 warrants to purchase shares of our common stock at an exercise price of $17.00 per share that became exercisable beginning in March 2010, of which 36,217 expire in September 2012 and 15,000 expire in September 2014.

On April 16, 2010, in connection with the acquisition of SPI, we provided the former SPI warrant holders with Quantum replacement warrants that allowed these former SPI warrant holders to purchase up to 102,822 shares of our common stock at exercise prices ranging from $9.60 to $48.20 per share (the “April 2010 Replacement Warrants”). On August 21, 2010, 73,322 of the replacement warrants expired. The remaining replacement warrants have an exercise price of $17.60 per share and expire on May 13, 2011. The fair value of the replacement warrants on the closing date was included as part of the consideration paid in connection with the acquisition (see Note 2).

In connection with a $10.9 million private placement offering completed on various dates from April 2010 through July 2010 (the “Spring 2010 Warrants”), investors received warrants to purchase 192,794 shares of our common stock at an exercise price of $18.20 per share to the investors. The warrants became exercisable beginning in October 2010. In connection with the transaction, the placement agent also received 121,884 in warrants to purchase shares of our common stock at an exercise price of $18.20 per share that became exercisable beginning in October 2010. The warrants expire five years from the date they were issued (April 2015 thru July 2015). The net amount received by us from the transactions, after deducting placement agent fees and offering expenses, was approximately $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

On October 13, 2010 and October 19, 2010, in connection with the issuance of the Bridge Notes, investors received warrants to purchase 36,203 shares of our common stock at an exercise price of $13.40 per share (the “October 2010 Warrants”). The warrants expire five years from the date they were issued. We recorded a debt discount on the origination date of the Bridge Notes equal to the fair value of the October 2010 Warrants of $0.2 million that was amortized over the scheduled life of the notes through December 31, 2010 (see Note 7).

On January 3, 2011, in connection with the execution of the Forbearance Agreement and restructure of the debt portfolio (see Note 7), our senior lender received warrants to purchase up to 277,778 shares of our common stock at an exercise price of $9.00 per share. The warrants expire in January 2014 and had a fair value of $1.6 million on the commitment date. We allocated $1.3 million of the fair value to the instruments extinguished on January 3, 2011 and recognized the remaining amount of $0.3 million as an implied debt discount on the LOC with our senior lender (see Note 7).

On January 18, 2011, in connection with amendments to the Bridge Notes, the bridge investors received warrants to purchase up to 131,902 shares of our common stock at an exercise price of $9.20 per share. The warrants expire in January 2014 and had a fair value of $0.8 million on the commitment date.

On February 18, 2011, in connection with a private placement offering that raised $5.3 million in net proceeds, investors received warrants to purchase up to 854,664 shares of our common stock at an exercise price of $6.57 per share. Our senior lender also participated in the private placement offering and received warrants to purchase up to 298,639 shares of our common stock at an exercise price of $6.57 per share. The warrants become exercisable after six months and expire in February 2016.

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006, warrants issued in connection with the private placement that covered the period from April 30, 2010 through July 26, 2010 (the “Spring 2010 Warrants”), the October 2010 Warrants, the warrants issued on January 3, 2011 and on January 18, 2011, due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. We have not yet completed our evaluation of the appropriate classification of the warrants issued on February 18, 2011 in connection with the private placement.

The proceeds from the transactions in June 2006 and in the spring of 2010 that gave rise to certain warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The proceeds from the bridge note transactions in October 2010 and on January 18, 2011 and the debt restructure with our senior lender on January 3, 2011 that gave rise to certain warrants have been allocated between the debt component and the warrants based on their relative fair values.

The classification as equity for the June 2006 Warrants, the Spring 2010 Warrants, the October 2010 Warrants, and the warrants issued in January 2011 could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivative liabilities, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

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

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2010 and January 31, 2011, and a summary of the changes in the fair values of those derivative instruments during the nine months ended January 31, 2011 are disclosed in Note 8.

The October 2006 Warrants and August 2008 Warrants contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $47.20 for the October 2006 Warrants or $80.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $38.60. Since the initial issuance of these warrants, we have completed equity transactions through March 7, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $4.98 and $43.65, respectively.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 783,284 and 1,237,758, respectively, as of March 7, 2011. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant activity and warrants outstanding for fiscal 2011 through March 7, 2011, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Total Warrants
Warrants outstanding at April 30, 2010	2,333,322
Issued - original number	699,235
Issued - additional number (1)	214,512
Expired	(73,323)

Warrants outstanding at January 31, 2011	3,173,746
Issued - original number	1,153,303
Issued - additional number (1)	587,689
Canceled	(492,417)

Warrants outstanding at March 7, 2011	4,422,321

(1)	Additional number of warrants issued is associated with reset provisions of the October 2006 Warrants and August 2008 Warrants.

Shares Available

The number of undesignated shares available as of March 7, 2011, is as follows:

		Common Stock	Series B Common Stock	Preferred Stock
Shares authorized		19,900,000	100,000	20,000,000
Less shares issued and outstanding at January 31, 2011		(9,401,104)	(49,998)	—
Shares issued post January 31, 2011		(1,668,153)
Less shares designated for issuance under:
Stock options		(427,572)	—	—
Warrants		(4,422,321)	—	—
Conversion of principal under convertible notes	(1)	(1,240,748)	—	—
Bridge Notes		(208,658)
Professional fees		(22,500)

Total shares designated for future issuance		(6,321,799)	—	—

Undesignated shares available		2,508,944	50,002	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Term Note B	(2)	926,599	—	—
Principal repayment in shares under Consent Fee Term Note	(3)	300,000	—	—

(1)	Represents number of shares upon conversion of $12.2 million of principal and interest outstanding under three convertible notes at a fixed conversion price of $9.80 per share.
(2)	Repayment of principal in shares is at our option, subject to certain conditions; represents the number of shares necessary for repayment of our term debt assuming $4.65 per share (the closing share price on March 7, 2011).
(3)	Repayment of principal in shares is at our option, subject to certain conditions, including that our share price must be at least $10.00 for five consecutive business days prior to the payment date; represents the number of shares necessary for repayment of our term debt assuming $10.00 per share.

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended January 31, 2011:

	Common Stock Shares	Total Equity (Deficit)
Balance at April 30, 2010	8,457,766	$24,002,934
Share-based compensation on stock option and restricted stock awards	94,430	878,539
Issuance of common stock to investors	657,068	6,221,344
Issuance of common stock in satisfaction of debt principal	53,385	490,071
Issuance of common stock in exchange for professional services	55,455	600,000
Issuance of common stock in connection with debt modifications	83,000	878,140
Issuance of warrants in connection with debt modifications	—	2,606,776
Fair value adjustments in connection with debt modifications, net	—	1,680,685
Issuance of warrants in connection with debt issuance	—	181,083
Foreign currency translation	—	300,290
Net loss	—	(10,821,932)

Balance at January 31, 2011	9,401,104	$27,017,930

Comprehensive Income or Loss

The following table sets forth the reconciliation of net income (loss) to comprehensive loss:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Comprehensive income (loss), net of tax:
Net income (loss), as reported	$14,148,845	$(7,752,525)	$(40,788,216)	$(10,821,932)
Currency translation adjustments	(419,049)	74,764	225,011	296,610

Comprehensive income (loss), net of tax:	$13,729,796	$(7,677,761)	$(40,563,205)	$(10,525,322)

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

Renewable Energy Segment

Our Renewable Energy segment consists solely of the business operations of SPI. SPI, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and provider of related development services and is a licensed electricity generator and wholesaler. Our development of renewable energy projects involves several sequential stages of completion and advancement before a project becomes operational. We conduct feasibility studies to obtain sufficient data to validate the wind and/or solar energy capacity from a prospective project. We must negotiate with local landowners to obtain easements to allow for the development of an energy farm on their properties. Applications are submitted to local utility providers to obtain approvals for grid interconnections, and environmental assessments and feasibility studies must be completed and submitted to Federal, Provincial and Municipal governments to obtain permits for construction and commissioning. Finally, we secure Power Purchase Agreements (PPAs) with a utility provider or power broker as a project approaches the construction and operational stage.

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

In addition to energy sales on our existing wind electricity generation facility and future wind and solar energy facilities that we are currently developing, we anticipate generating revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties. Prior to our acquisition, SPI entered into an arrangement to sell their interest in a 22 MW wind farm that was in an early development phase. SPI received Canadian Dollar (CAD) 2.1 million in total sales proceeds in connection with the sale that was completed in installments and closed subsequent to the balance sheet date on February 1, 2011.

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

On August 27, 2008, start-up activities were initiated in Quantum Solar Energy, Inc. (Quantum Solar) based in Irvine, California and formed for the purpose of producing and distributing mono and poly-crystalline silicon solar modules with an initial capacity of 45 MW. We currently own 85% of Quantum Solar and the remaining 15% is owned by ConSolTec GmbH, the majority shareholder of Asola. All significant activities of the consolidated subsidiary are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability. Once Quantum Solar commences its manufacturing operations, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

Geographic Information

Our long-lived assets as of April 30, 2010 and January 31, 2011 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we are developing as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Financial Information by Business Segment

Selected financial information by business segment for continuing operations follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$1,479,436	$4,430,157	$7,228,322	$11,474,255
Renewable Energy	—	175,368	—	576,383
Corporate	—	—	—	—

Total	$1,479,436	$4,605,525	$7,228,322	$12,050,638

Operating Loss
Electric Drive & Fuel Systems	$(2,926,931)	$(2,317,933)	$(7,675,363)	$(6,468,418)
Renewable Energy	—	(1,302,499)	—	(2,080,085)
Corporate	(3,160,361)	(2,147,380)	(7,587,896)	(6,702,955)

Total	$(6,087,292)	$(5,767,812)	$(15,263,259)	$(15,251,458)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$474,803	$862,272	$1,086,960	$2,212,360
Cost of product sales	(329,189)	(730,855)	(1,190,732)	(2,093,929)

Gross profit (loss)	$145,614	$131,417	$(103,772)	$118,431

Renewable Energy:
Net product sales	$—	$90,390	$—	$219,376
Cost of product sales	—	(23,403)	—	(97,969)

Gross profit	$—	$66,987	$—	$121,407

Capital Expenditures
Electric Drive & Fuel Systems	$40,330	$16,499	$399,353	$131,345
Renewable Energy	—	95,900	—	1,493,852
Corporate	—	—	—	—

Total	$40,330	$112,399	$399,353	$1,625,197

Depreciation
Electric Drive & Fuel Systems	$278,075	$286,639	$901,196	$870,724
Renewable Energy	—	24,200	—	94,721
Corporate	20,472	8,328	41,634	25,700

Total	$298,547	$319,167	$942,830	$991,145

Amortization of Intangibles
Renewable Energy	$—	$113,108	$—	$319,119

Identifiable assets by reporting segment are as follows:

	April 30,	January 31,
	2010	2011
Identifiable Assets
Electric Drive & Fuel Systems	$38,777,359	$39,052,714
Renewable Energy - asset held for sale	2,089,947	2,098,530
Renewable Energy - all other assets	14,717,614	14,181,880
Corporate	17,433,207	16,752,722

	$73,018,127	$72,085,846

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Numerator for net income (loss) per share data - to common stockholders
Basic	$14,148,845	$(7,752,525)	$(40,788,216)	$(10,821,932)
Adjustments for diluted net income (loss):
Interest expense	639,912	—	—	—
Fair value adjustments to derivative instruments	(11,164,000)	—	—	—
Loss on modification of debt and derivative instruments	1,146,000	—	—	—
Loss on settlement of debt and derivative instruments	(1,186,490)	—	—	—

Diluted	$3,584,267	$(7,752,525)	$(40,788,216)	$(10,821,932)
Denominator for net income (loss) per share data - weighted-average shares
Basic	7,074,382	9,400,332	6,135,688	9,269,542
Adjustments for diluted weighted average shares:
Stock options	22,697	—	—	—
October 2006 and August/September 2009 warrants	181,455	—	—	—
Shares issuable upon settlement of debt instruments:
Convertible Notes	817,755	—	—	—
Term Note B	531,514	—	—	—

Diluted	8,627,803	9,400,332	6,135,688	9,269,542
Basic income (loss) per share:	$2.00	$(0.82)	$(6.65)	$(1.17)

Diluted income (loss) per share:	$0.42	$(0.82)	$(6.65)	$(1.17)

For the three month period ending January 31, 2011 and the nine month periods ending January 31, 2011 and 2010, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Nine Months Ended
	January 31,
	2010	2011
Stock options	214,535	427,572
Warrants	2,096,792	3,173,746
Convertible notes	764,958	1,229,636
Term notes	636,994	862,076
Bridge notes	—	208,659
Lender commitment	704,225	—

	4,417,504	5,901,689

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

Our wholly-owned subsidiary, SPI, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of January 31, 2011 on the accompanying condensed consolidated balance sheet. Included in the net deferred tax liability is a deferred amount consisting of the tax effected difference between the book value and tax basis of the Grand Valley wind farm asset (see Note 2).

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

15) Subsequent Events

On February 1, 2011, we completed the sale of the Grand Valley wind farm asset and received the final $1.7 million of cash consideration, of which $0.7 million was distributed to the minority interest partners associated with the asset.

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 20 shares of common stock. The accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split that occurred after the date of the most recent financial statements.

On February 15, 2011, we paid the scheduled principal installment due under the Bridge Notes in cash in the total amount of $1.4 million.

On February 18, 2011, we completed a private placement offering that raised cumulative gross proceeds of $5.7 million from the sale of 1,124,259 shares of our common stock to investors at a price of $5.07 per share. The investors also received warrants in connection with the transaction. The net amount received by us from the transaction, after deducting placement agent fees and offering expenses, was approximately $5.3 million. Our senior lender also participated in the private placement offering and converted $2.0 million of the outstanding borrowings under the LOC in exchange for 394,478 of our shares at a price of $5.07 per share. In connection with the closing of the private placement, the remaining unused portion of the LOC of $2.5 million was cancelled.

On February 25, 2011, we used a portion of the cash proceeds received in the February 18, 2011 private placement to repay the remaining $0.5 million balance under the LOC. Concurrent with the closing of the February 18, 2011 private placement, the LOC and our ability to request advances thereunder was terminated.

On February 17, 2011, February 18, 2011, and March 1, 2011, our senior lender demanded principal amounts of $0.5 million, $0.25 million, and $0.5 million, respectively, under Term Note B. In accordance with the contractual terms of the debt instrument, we satisfied the principal demands by issuing 99,179; 50,237; and 101,274 shares of our common stock to our senior lender on March 2, 2011, March 3, 2011, and March 14, 2011, respectively.

On March 10, 2011, all parties involved in the lawsuit described under the Legal Proceedings section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2010 entered into a global Settlement Agreement with Mutual General Releases (the "Settlement Agreement"). The Settlement Agreement is to be effective on March 31, 2011 (the "Effective Date"). Effectiveness of the Settlement Agreement is subject to the parties' satisfaction of certain conditions. Pursuant to the terms of the Settlement Agreement, we agreed to pay Richard Anderson, a co-defendant and third-party plaintiff in the case, the sum of $0.55 million (the "Settlement Amount") on the Effective Date. The Settlement Amount will be paid on the Effective Date by our issuance and delivery to Richard Anderson of 108,000 unregistered shares of common stock. On the Effective Date, all claims against us and all other defendants will be forever dismissed with prejudice. We recorded an estimated liability for the lawsuit in a prior fiscal year and we do not expect to recognize a significant gain or loss on the issuance of shares in connection with the Settlement Agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements, which generally include the plans and objectives of management for future operations, estimates or projections of future economic performance, and our current beliefs regarding revenues, profits and losses, capital resources and liquidity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth under the “Risk Factors” section and elsewhere in this report.

Forward-Looking Statements

All statements included in this report and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to, statements regarding our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations, our belief that our current operating plan will allow us to achieve profitability, our expectations of future revenue, expenses, gross margin and operating profit (loss), the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries, when our Q-Drive powertrain architecture and other products and technologies will be commercialized, our plans to develop new lower cost technologies, if and when Fisker Automotive, Inc. will go to production, the number of vehicles that Fisker Automotive expects to sell, our belief that we will be a supplier to Fisker Automotive on a long-term basis, our expectation of liquidity requirements to fund our operations and debt over the next twelve months, our intentions to commission a solar manufacturing facility in southern California, our expectation that the US, state and local governments will continue to support the advancement of alternative fuel technologies through loans, grants and tax credits, our belief that we have a competitive advantage over our competitors, our intentions to support the growth of our subsidiary, Schneider Power, Inc., and our German affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola), our intentions to establish joint development programs and strategic alliances with leaders in the alternative energy industry, our relationship with General Motors and the impact such relationship will have on our ability to develop our products, the impact that new accounting pronouncements will have on our financial statements, and the effect that an adverse result in Asola’s dispute with its solar cell supplier could have on our financial statements.

Forward-looking statements are generally identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this report under the caption “Risk Factors” and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

Many of the risk factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements are made as of the date of this report. Except as may otherwise be required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

Company Overview

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. We are a United States (US) public company listed on NASDAQ with our corporate offices located in Irvine, California.

We are a fully integrated alternative energy company—a leader in the development and production of advanced clean propulsion systems, and renewable energy generation systems and services. We believe that we are uniquely positioned to provide advanced fuel system, electric drive, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, vehicle electronics, system control strategies and system integration.

On April 16, 2010, we acquired Schneider Power Inc. (SPI). SPI is a licensed renewable electricity generator based in Toronto, Canada. SPI develops, builds, owns and operates wind and solar electricity generation facilities. SPI has a portfolio in excess of one gigawatt (1,000 MW) of wind and solar energy projects in various stages of development throughout North America and the Caribbean.

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy business segments. The Corporate segment also includes activities of our anticipated future operating segments. Certain financial information related to each of our reporting segments can be found in the financial statements that are included in this report.

Business Update

Electric Drive & Fuel Systems Segment

Fisker Automotive’s first production car, a plug-in hybrid sports sedan called the Fisker Karma, incorporates our Q-Drive hybrid electric vehicle architecture. We have been providing drive train development and vehicle integration services to Fisker Automotive for their Fisker Karma vehicle since November 2007. We are completing the final development phase which includes system validation, certification and other pre-production development activities that we expect will culminate in a certified, saleable, production release vehicle in the first half of calendar 2011.

On November 8, 2010, we amended our long-term production supply agreement with Fisker Automotive that we executed on April 29, 2010, which sets forth the definitive terms pursuant to which we are the exclusive supplier of certain key sub-systems and control systems included in the Q-Drive powertrain system for the Fisker Karma production vehicle and specifies a royalty fee that we will receive for each Fisker Karma vehicle sold that incorporates our Q-Drive technology (the “Fisker Production Agreement”). The Fisker Production Agreement covers the program life of the vehicle platform and outlines minimum volume of 45,000 vehicles over this period. Under the terms of the licensing and supply arrangement, we, subject to our ability to meet Fisker Automotive’s performance, cost and delivery requirements, will be the exclusive supplier of the following components and subsystems included within our Q-Drive powertrain system that will be used in the Fisker Karma vehicle: (i) the hybrid controller and hybrid control software, (ii) the on-board charger, (iii) the DC-DC converter, and (iv) the solar roof. The amended purchase price for these components and subsystems on a per vehicle basis (which includes a service fee, license and royalty fee) starts at approximately $4,100 for the first 6,500 vehicles and gradually decreases based on volume to approximately $3,200 dollars once 30,000 units are ordered and stays at that price for volumes in excess of 30,000 units. The supply agreement will also provide us with the opportunity to supply components and systems for future Fisker Automotive vehicle programs, upon us meeting Fisker Automotive’s performance, cost and delivery requirements.

Our first-generation Q-Drive system evolved over several years of innovation and development. Our Q-Drive system takes full advantage of the performance potential of electric drive systems while achieving high fuel mileage and low emissions through its integrated plug-in hybrid electric vehicle (PHEV) design. Benefits of our Q-Drive system include optimized fuel efficiency and superior performance, unchanged gas station infrastructure, and convenient battery recharging with any 110-volt outlet, 220/240-volt fast-charging, or possibly using a solar energy powered re-charging station.

Other recent developments associated with our hybrid and electric vehicle and fuel cell programs include:

In February 2011, we announced that General Motors awarded us a $10 million development and validation program for hydrogen storage vessels that will utilize our proprietary ultra lightweight composite technology and assembly processes that save substantial mass while maximizing the fuel storage capacity.

In January and February 2011 we announced several new purchase contracts from large US natural gas vehicle integrators, including AVS and Semi Service, to supply a series of high capacity natural gas vehicle tanks for light duty trucks.

In October 2010, we delivered an advanced electric postal delivery demonstration vehicle to the US Postal Service (USPS) based on the Long Life Vehicle (LLV) platform that USPS widely uses. The demonstration vehicle is currently under evaluation by the USPS. We previously announced in February 2010 that we were competitively selected, along with four other companies, for participation in a one year demonstration and validation program being conducted by the USPS in Washington DC. A successful demonstration in the nation’s capital could pave the way to broad adoption of battery electric vehicles in the USPS fleet. Electrification of the 178,000-strong LLV segment of the postal delivery fleet, the largest civilian fleet in the country, will help to reduce emissions across the country and reduce dependence on foreign petroleum while supporting the continued development of the US electric vehicle industry.

In October 2010, the California Energy Commission (CEC) announced that we had been approved by the CEC’s board of directors for a $1.4 million grant under the CEC’s Alternative and Renewable Fuel and Vehicle Technology Program. The finalization of the grant award is pending approval of final documentation by the CEC. Upon completion of the expected award arrangement, the Electric Drive & Fuel Systems segment will use the proceeds to assist in the development of certain components for our next generation of the Q-Drive powertrain system.

Renewable Energy

In February 2011, our wholly-owned subsidiary, SPI, completed the sale of a wind farm project that was under development and that we refer to as the Grand Valley wind farm. The project’s carrying value of $2.1 million is classified as an asset held for sale as of April 30, 2010 and January 31, 2011 in the accompanying condensed consolidated financial statements. During the first nine months of fiscal 2011, SPI executed an arrangement with a non-affiliated third party for the sale of the project asset and received $0.4 million in cash deposits in connection with the arrangement. In February 2011, SPI received the final $1.7 million of cash consideration. From the cumulative total of $2.1 million in gross cash consideration received during fiscal 2011, $0.9 million was distributed to the minority interest partners associated with the project asset.

Corporate Segment

In September 2010, the CEC announced that we had been approved by the CEC’s board of directors for up to a $4.4 million low interest loan under the CEC’s Clean Energy Business Financing Program. The finalization of the loan arrangement is pending approval of final documentation by the CEC. Upon completion of the expected loan arrangement, draw downs under the loan will be subject to certain conditions, namely, the investment by us of specified matching funds for the project. Any proceeds received under the loan arrangement will be utilized to assist in the purchase of manufacturing equipment for the start up of Quantum Solar Energy, Inc. (Quantum Solar)’s module manufacturing operation (see Liquidity).

On March 14, 2011, we amended a non-binding Letter of Intent with Asola’s majority share holder, ConSolTec GmbH (ConSolTec) that we executed in August 2010, which sets forth terms related to a proposed transaction pursuant to which we and ConSolTec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets (the “Asola LOI”). The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. Under the proposed terms of the Asola LOI, the transaction is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to the new entity to enable the entity’s expansion into additional global markets. The Asola LOI, as amended, contemplates a transaction completion date of June 30, 2011 (see Liquidity).

Results of Operations

Three and Nine Months Ended January 31, 2010 and 2011

Total revenues and operating losses for our business segments and gross profit (loss) on our product sales for the three and nine months were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2010	2011	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$1,479,436	$4,430,157	$7,228,322	$11,474,255
Renewable Energy	—	175,368	—	576,383
Corporate	—	—	—	—

Total	$1,479,436	$4,605,525	$7,228,322	$12,050,638

Operating Loss
Electric Drive & Fuel Systems	$(2,926,931)	$(2,317,933)	$(7,675,363)	$(6,468,418)
Renewable Energy	—	(1,302,499)	—	(2,080,085)
Corporate	(3,160,361)	(2,147,380)	(7,587,896)	(6,702,955)

Total	$(6,087,292)	$(5,767,812)	$(15,263,259)	$(15,251,458)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$474,803	$862,272	$1,086,960	$2,212,360
Cost of product sales	(329,189)	(730,855)	(1,190,732)	(2,093,929)

Gross profit (loss)	$145,614	$131,417	$(103,772)	$118,431

Renewable Energy:
Net product sales	$—	$90,390	$—	$219,376
Cost of product sales	—	(23,403)	—	(97,969)

Gross profit	$—	$66,987	$—	$121,407

Electric Drive & Fuel Systems Segment

Product revenue for the Electric Drive & Fuel Systems segment increased $0.4 million, or 80%, from $0.5 million in the third quarter of fiscal 2010 to $0.9 million in the third quarter of fiscal 2011, and increased $1.1 million, or 100%, from $1.1 million in the first nine months of fiscal 2010 to $2.2 million in the first nine months of fiscal 2011, due in part to the initial product shipments to Fisker Automotive related to our Q-Drive hybrid drive systems and increased shipments of high pressure fuel storage tanks for CNG applications. We expect product revenue to increase in the fourth quarter of fiscal 2011 due to our anticipated increase in sales to Fisker Automotive associated with the Fisker Automotive’s planned production launch of the Fisker Karma in the first half of calendar 2011.

Contract revenue for the Electric Drive & Fuel Systems segment increased $2.6 million, or 260%, from $1.0 million in the third quarter of fiscal 2010, to $3.6 million in the third quarter of fiscal 2011, and increased $3.2 million, or 52%, from $6.1 million in the first nine months of fiscal 2010, to $9.3 million in the first nine months of fiscal 2011. Contract revenue is derived primarily from system development and application engineering of our products under funded Fisker Automotive contracts, other OEM contracts, aerospace programs, and other funded contract work with the United States (US) military and other government agencies. Fisker Automotive represented $0.3 million and $2.6 million of contract revenue earned during the third quarters of fiscal 2010 and 2011, respectively.

For fiscal 2011 and for the foreseeable future, we anticipate that Fisker Automotive will continue to represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components to and provide development services for Fisker Automotive.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $0.4 million, or 133%, from $0.3 million in the third quarter of fiscal 2010, to $0.7 million in third quarter of fiscal 2011, and increased $0.9 million, or 75%, from $1.2 million in the first nine months of fiscal 2010, to $2.1 million in first nine months of fiscal 2011, primarily as a result of increased product revenues.

Gross profits on product sales for the Electric Drive & Fuel Systems segment remained relatively flat in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Gross profits on product sales for the first nine months of fiscal 2011 improved $0.2 million from a negative $0.1 million in the first nine months of fiscal 2010 to a positive $0.1 million in the first nine months of fiscal 2011. The improved gross margins are primarily due to higher revenues realized in the first nine months of fiscal 2011 that absorbed a fixed level of manufacturing overhead costs. We expect to realize improvement in our gross margins for the fourth quarter of fiscal 2011 as we anticipate increased shipments of components to Fisker Automotive related to our Q-Drive hybrid drive system.

Research and development expense associated with development contracts increased $2.3 million, or 230%, from $1.0 million in the third quarter of fiscal 2010, to $3.3 million in the third quarter of fiscal 2011, and increased $2.8 million, or 53%, from $5.3 million in the first nine months of fiscal 2010, to $8.1 million in the first nine months of fiscal 2011, which was mainly due to higher development program revenues in the current periods as compared to the same periods in the prior year.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment decreased $0.3 million, or 16%, from $1.9 million in the third quarter of fiscal 2010, to $1.6 million in the third quarter of fiscal 2011, and decreased $0.4 million, or 8%, from $4.9 million in the first nine months of fiscal 2010, to $4.5 million in the first nine months of fiscal 2011. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs. The decrease in internally funded research and development is mainly due to focusing our engineering resources on activities associated with Fisker Automotive and other development contracts in the current year periods.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment remained the same at $1.1 million in the third quarter of both fiscal 2010 and fiscal 2011, and decreased $0.2 million, from $3.5 million in the first nine months of fiscal 2010, to $3.3 million in the first nine months of fiscal 2011.

Operating loss for the Electric Drive & Fuel Systems segment improved $0.6 million, from a loss of $2.9 million in the third quarter of fiscal 2010, to a loss of $2.3 million in the third quarter of fiscal 2011, and improved $1.2 million, from a loss of $7.7 million in the first nine months of fiscal 2010, to a loss of $6.5 million in the first nine months of fiscal 2011, mainly as a result of higher revenues generated. We expect the operating loss to continue to improve in the fourth quarter of fiscal 2011 as a result of anticipated higher revenues.

Renewable Energy Segment

Our results of operations include the activities of our wholly owned subsidiary, SPI, for the period of time subsequent to our acquisition of SPI on April 16, 2010. SPI recognized $0.1 million and $0.2 million of revenue from energy sales related to its Providence Bay wind farm that is reported as part of net product revenues, $0.1 million and $0.4 million of revenue from construction management contract services, and $1.5 million and $2.7 million of operating expenses, during the third quarter and first nine months of fiscal 2011, respectively. Included in operating costs for the third quarter and nine months of fiscal 2011 was a $1.0 million impairment charge due to the abandonment of the Spring Bay wind farm construction project in early calendar 2011 and $0.1 million and $0.3 million, respectively, representing amortization of intangible assets associated with the renewable energy project portfolio identified in connection with the acquisition of SPI.

Corporate Segment

Corporate expenses decreased $1.1 million in the third quarter of fiscal 2011, from $3.2 million in fiscal 2010 to $2.1 million in fiscal 2011, and decreased $0.9 million in the first nine months of fiscal 2011, from $7.6 million in fiscal 2010, to $6.7 million in fiscal 2011, due in part to significantly higher than usual levels of professional service fees incurred in the third quarter of fiscal 2010 in connection with our acquisition of SPI and other administrative expenses. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems segment, our Renewable Energy segment, and any future operating segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Corporate expenses as a percentage of total consolidated revenues decreased to 56% for the first nine months of fiscal 2011, as compared to 105% in the first nine months of fiscal 2010, primarily due to higher revenues and lower costs realized in fiscal 2011. We expect the amount of corporate expenses as a percentage of total consolidated revenues for the fourth quarter of fiscal 2011 to continue to be lower than the levels incurred in the same period of fiscal 2010, as we anticipate that our consolidated revenues for the fourth quarter of fiscal 2011 will be higher than the comparable previous year period.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $1.4 million in the third quarter of fiscal 2011, as compared to $0.8 million recognized in the third quarter of fiscal 2010, and $2.6 million in the first nine months of fiscal 2011, as compared to $2.2 million recognized in the first nine months of fiscal 2010. Interest expense primarily relates to debt instruments payable to our senior lender. The increase in expense during fiscal 2011 is primarily related to higher effective interest rates incurred associated with the investor bridge term loans that were issued in October 2010 and the amortization of debt origination costs associated with new and amended debt instruments in the current fiscal year.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at January 31, 2011, consisted of the embedded conversion feature under the Bridge Notes and certain warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. There was also a derivative instrument associated with the senior lender’s written put option under a $10.0 million lender commitment that was in effect during fiscal 2011 until the commitment was terminated in connection with the execution of a Forbearance Agreement and restructuring of debt with our senior lender that occurred on January 3, 2011. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $0.7 million and $8.2 million in the third quarter and first nine months of fiscal 2011, respectively, compared to a gain of $24.9 million and a loss of $9.9 million in the third quarter and first nine months of fiscal 2010, respectively. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, and discount rates. The unrealized gains recognized in fiscal 2011 were primarily attributable to the decrease in our share price over the course of the first nine months of fiscal 2011 ($14.00 at April 30, 2010 and $8.95 at January 31, 2011) that materially decreased the fair value of the derivative instrument liabilities during the fiscal year. Due to the volatile nature of our share price, we expect that we will continue to recognize gains or losses on our derivative instruments each period and that the amount of such gains or losses could be material.

Loss on Modification of Debt and Derivative Instruments. We have recognized losses on contractual modifications of our debt and derivative instruments issued to our senior lender amounting to $14.6 million in the first nine months of fiscal 2010 and $1.5 million in the first nine months of fiscal 2011, respectively. These contractual modifications, discussed further in Note 7 to the condensed consolidated financial statements, are as follows:

•

On July 10, 2009, the derivative features embedded within our existing and two new convertible note instruments issued on that date increased in fair value by $7.0 million as a result of certain modifications to those instruments.

•

On August 3, 2009, we modified the $10.0 million lender commitment to establish a fixed conversion price should the lender exercise its written put option and elect to make the investment in the form of a convertible note. Prior to the modification, the convertible note conversion price was variable. The fixed conversion price modification resulted in an immediate charge of $2.6 million.

•

On November 24, 2009, we recognized a total charge of $5.1 million as a result of a series of transactions with our senior lender that was accounted for as an implied exchange of debt instrument. The significant components of the charge were as follows: (i) $1.3 million resulting from amending the stated maturity dates on the three convertible notes held by our senior lender from August 31, 2010 to March 31, 2011 (which immediately increased the fair values of these debt instruments over their existing carrying values by $1.3 million); (ii) $0.4 million from amending the expiration date of the $10.0 million lender commitment from August 31, 2010 to March 31, 2011; and (iii) $3.5 million from the issuance of a new debt instrument (which we refer to in our SEC filings and financial statements as the “Consent Fee Term Note”) to our senior lender in satisfaction of a fee we agreed to pay our senior lender in order to obtain the senior lender’s consent, as required by our credit agreement, in connection with our acquisition of SPI.

•

On January 3, 2011, we and our senior lender executed a Forbearance Agreement and restructured certain of our debt instruments. In connection with the debt restructure, the three convertible notes held by our senior lender were modified to extend the maturity dates from July 31, 2011 to August 31, 2011, and the fixed conversion price in each convertible note was reduced from $14.20 to $9.80; the $10 million lender commitment was terminated; the senior lender provided us with a new $5.0 million non-revolving line of credit; and we issued a warrant to the senior lender entitling it to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. We concluded that the modifications to the convertible note debt instruments were substantial and represented an implied exchange of those debt instruments for new debt instruments. A net loss of $0.5 million on extinguishment of the convertible note debt instruments and the derivative instrument associated with the $10 million lender commitment was recognized in connection with the debt restructure.

•

On January 18, 2011, we and each of the holders of the bridge notes that we issued in October 2010 (Bridge Notes) entered into an agreement pursuant to which the principal and interest repayment terms and the maturity date of the Bridge Notes were amended and we issued warrants to the holders of the Bridge Notes entitling them to purchase up to 131,902 shares of our common stock at a fixed exercise price of $9.20. We concluded that the modifications to the Bridge Notes were substantial and represented an implied exchange of the existing Bridge Notes for new Bridge Notes. A net loss on extinguishment of $1.0 million was recognized as a result of the implied exchange.

Loss on Settlement of Debt and Derivative Instruments. During the first nine months of fiscal 2010 and 2011, we settled a total of $20.0 million and $0.5 million of principal due under our debt instruments, respectively, and in fiscal 2010 we also extinguished $10.5 million of principal due under our debt instruments, by the issuance of shares of our common stock. As a result of these in-kind settlements and related extinguishments, we recognized a gain of $0.7 million in the first nine months of fiscal 2010 and a nominal gain in the first nine months of fiscal 2011.

Equity in Earnings of Affiliates. During the third quarter and first nine months of fiscal year 2011, we recognized income of $0.3 million and $0.4 million, respectively, representing the net equity in earnings of our affiliates that we account for under the equity method of accounting. The income in fiscal 2011 is primarily associated with the operating results of Asola, but it also includes the operating results of Shigan Quantum and PCD. In the prior fiscal year, we recognized $0.1 million and $0.6 million in the three and nine months ended January 31, 2010, respectively, representing our equity share in earnings of our affiliates. Our ownership in Fisker Automotive was also accounted for under the equity method from inception of the business through August 2010; however, we did not recognize any share of losses realized by Fisker Automotive through August 2010 as our net investment balance in the business at all times had been zero and we had no obligation to fund deficit balances of the business. Effective as of September 2010, we now account for our ownership share in Fisker Automotive under the cost method.

Income Taxes. Our income tax expense is minor for all periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the fourth quarter of fiscal 2011.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first nine months of fiscal 2011 was $11.4 million, as compared to net cash used of $11.1 million during the first nine months of fiscal 2010. The cumulative impact of net changes in operating assets and liabilities during the first nine months of fiscal 2011 was a net increase of $1.3 million, mainly related to an increase in deferred revenue and other accrued liabilities. The level of cash used in the third quarter of fiscal 2011 was $2.8 million, which was similar to the level of cash used in the second quarter of fiscal 2011. We anticipate that our cash requirements for operations over the course of the entire fiscal 2011 will approximate the level of cash used during fiscal 2010.

Net cash used in investing activities during the first nine months of fiscal 2011 was $1.5 million, as compared to net cash used of $1.2 million during the first nine months of fiscal 2010. Net cash used for investing activities in fiscal 2011 was primarily associated with activities to construct our Spring Bay wind farm that was scheduled to be operational in April 2011; however, project activities on the Spring Bay wind farm were suspended during the third quarter of fiscal 2011 due to a lack of sufficient capital to complete the project and the project was abandoned. We do not expect a significant level of cash to be used during the fourth quarter of fiscal 2011 for construction or other additions to property and equipment.

During the first nine months of fiscal 2011, we also received $0.4 million related to deposits on an arrangement for the sale of the Grand Valley wind farm asset that we classify as an asset held for sale. The deposits are included in other accrued liabilities on the accompanying condensed consolidated balance sheet at January 31, 2011 and reported as a cash flow from investing activities. On February 1, 2011, which was subsequent to the most recent balance sheet date reported, we completed the sale of the Grand Valley wind farm asset and received the final $1.7 million of cash consideration. Of the cumulative total of $2.1 million in cash consideration received during fiscal 2011 from the sale of the Grand Valley wind farm, $0.9 million was distributed to the minority interest partners associated with the asset.

Net cash provided by financing activities during the first nine months of fiscal 2011 was $11.2 million, as compared to $13.7 million during the first nine months of fiscal 2010. Cash provided during the first nine months of fiscal 2011 consisted principally of (i) net proceeds of $6.2 million from a private placement of common stock units that was partially completed in April 2010 and finalized during the first quarter of fiscal 2011, (ii) net proceeds of $3.4 million from a private placement of the Bridge Notes that was completed in October 2010, and (iii) net proceeds of $2.5 million received under a new non-revolving line of credit with our senior lender established on January 3, 2011. On January 18, 2011 and February 14, 2011, we made principal payments of $1.0 million and $1.4 million to the holders of the Bridge Notes. On February 16, 2011, we received net proceeds of $5.3 million from a private placement of common stock units. On February 25, 2011, we used a portion of the proceeds from the private placement completed on February 18, 2011, to repay $0.5 million on the non-revolving line of credit. We expect to use up to $1.9 million in cash on April 29, 2011 for the final payment of principal and interest due under the Bridge Notes.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt borrowings with financial institutions and our current senior lender. Capital transactions completed during fiscal 2011 are as follows:

•

On various dates from April 30, 2010 through July 26, 2010, we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering of 986,452 shares of our common stock at a price of $11.00 per share. The investors and placement agent also received warrants in connection with the private placement. The net amount received by us, after deducting placement agent fees and offering expenses, was $9.3 million (of which $6.2 million was received in the first quarter of fiscal 2011).

•

On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million from a private placement sale of senior subordinated bridge notes (Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.4 million. On December 31, 2010, a payment default occurred as we were unable to repay the principal and interest on the December 31, 2010 maturity date. The payment default in the Bridge Notes caused contractual defaults on all of our debt obligations with our senior lender.

•

On January 3, 2011, we and our senior lender entered into a series of transactions which restructured certain of our debt instruments, terminated the $10.0 million lender commitment, and provided us with a new $5.0 million non-revolving line of credit (LOC). On January 10, 2011, we received proceeds of $2.5 million under the LOC.

•

On January 18, 2011, we and each of the holders of the Bridge Notes agreed to amend the scheduled principal repayment dates and revised the maturity date of the Bridge Notes to April 29, 2011, which cured the default under the Bridge Notes.

•

On February 18, 2011, we completed a private placement of common stock and warrants pursuant to which we raised cumulative gross proceeds of $5.7 million from the sale of 1,124,259 shares of our common stock to investors at a price of $5.07 per share. The net amount received by us from the transaction, after deducting placement agent fees and offering expenses, was approximately $5.3 million. Our senior lender participated in the private placement as an investor and converted $2.0 million of the outstanding borrowings under the LOC in exchange for 394,478 of our shares at a price of $5.07 per share. In connection with the closing of the private placement, the remaining unused portion of the LOC of $2.5 million was terminated.

•

On February 17, 2011, February 18, 2011, and March 1, 2011, our senior lender demanded principal payments of $0.5 million, $0.25 million, and $0.5 million, respectively, under the term note we refer to in our SEC filings and financial statements as Term Note B. In accordance with the contractual terms of the debt instrument, we satisfied the principal demands by issuing 99,179, 50,237, and 101,274 shares of our common stock on March 2, 2011, March 3, 2011, and March 14, 2011, respectively.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of January 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity as of March 7, 2011 consist of cash and cash equivalents of $4.8 million. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

As of March 7, 2011, we had $22.6 million of outstanding debt obligations, consisting of $1.9 million due under the Bridge Notes that mature on April 29, 2011, $12.2 million due under three convertible notes that mature on August 31, 2011 (unless the holder exercises its contractual right to extend the maturity date to August 31, 2013), $4.3 million due under Term Note B that matures on January 16, 2015, but is potentially payable upon demand in cash beginning after January 15, 2012, $3.0 million due under the Consent Fee Term Note that matures on January 16, 2015, but is potentially payable upon demand in cash beginning after July 31, 2011, and $1.2 million related to a bank term loan that matures on April 3, 2012.

In order to have sufficient cash for our operations and debt service needs, we will need to raise significant additional capital in the very near future. The amount of equity capital that we can raise from the sale of common stock or instruments convertible into common stock is currently limited due to the number of unreserved shares we have available for issuance. Accordingly, in order to raise common equity capital sufficient to meet or working capital and debt service needs, we will need our stockholders to approve an amendment to our Certificate of Incorporation to increase our authorized shares. We cannot provide any assurance that our stockholders will approve such an amendment to our Certificate of Incorporation. Our ability to raise equity capital in a private placement transaction in the near term is also limited by certain Nasdaq Listing Rules which may require us to either first obtain approval from our stockholders or obtain a hardship exemption from Nasdaq.

We believe that our existing principal sources of liquidity will only be sufficient to fund our activities through the end of April 2011. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our recurring negative cash flows combined with our existing sources of liquidity and other conditions raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations in the very near future, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction, complete the build out of our planned wind and solar development projects, complete the planned Quantum Solar manufacturing operation in Irvine, California, and to further develop the next generation of our Q-Drive hybrid electric propulsion system. We do not plan to move forward with the proposed Asola LOI transaction, the build out of wind and solar development projects or the Quantum Solar manufacturing operation until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Although we anticipate that we will be able to raise sufficient additional capital through public or private offerings of equity or debt securities and/or through federal and state governmental grants or loans to: (i) provide sufficient liquidity for our working capital needs, including the debt service requirements discussed above, (ii) continue development of our wind and solar farm projects, (iii) complete the Quantum Solar manufacturing operation, and (iv) provide capital for other initiatives over the coming months, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. In addition, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

If we are unsuccessful in raising sufficient capital to pay the senior debt obligations, then we will need to either refinance those obligations or seek an extension of the maturity dates. Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt securities.

Although we will try to negotiate an extension of the applicable maturity dates with our senior lender and we have successfully extended the scheduled maturity dates on the debt obligations with our senior lender in the past on several occasions, we cannot provide any assurances that we will be able to further modify the current arrangements. We are also currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions by our convertible note lenders and our ability to further extend the scheduled maturity dates of our obligations.

If we are unable to raise sufficient capital to fund our working capital needs or repay our debt obligations as they mature or otherwise refinance those debt obligations or extend the maturity dates, it would have a material adverse affect on our business and our ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2011, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with the conversion feature under the Bridge Notes and our warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $8.95 per share on January 31, 2011, the fair value of our derivative instruments would increase and a charge in the amount of $1.0 million related to the increase in fair value of the derivatives would be recognized as follows:

	Fair Value	Effect of 10%
	Reported at	Pro forma Share	Pro forma
Derivative Financial Instrument:	January 31, 2011	Price Increase	Fair Value
Warrant contracts issued in October 2006	$3,525,000	$130,000	$3,655,000
Warrant contracts issued in June 2007	1,871,000	321,000	2,192,000
Warrant contracts issued in August 2008	2,539,000	372,000	2,911,000
Warrant contracts issued in Aug/Sept 2009	503,000	83,000	586,000
Conversion features under Bridge Notes	91,000	59,000	150,000

	$8,529,000	$965,000	$9,494,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. On January 31, 2011, one euro was equal to 1.36 US Dollars. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$154.2 million, based on the currency exchange rate at January 31, 2011; a 10% decline in the US Dollar against the euro could require us to pay an additional US$15.4 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of January 31, 2011, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first nine months of fiscal 2011.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below $47.20 for the October 2006 Warrants or $80.00 for the August 2008 Warrants, provided that the exercise price for the August 2008 Warrants cannot be reset below $38.60. Since the initial issuance of these warrants, we have completed equity transactions through March 7, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $4.98 and $43.65, respectively.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 783,284 and 1,237,758, respectively, as of March 7, 2011. Any resets to the exercise price of the October 2006 Warrants and/or August 2008 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009 and September 2009. We have further concluded that equity classification is appropriate for the warrants that we issued in June 2006, warrants issued in connection with the private placement that covered the period from April 30, 2010 through July 26, 2010 (the “Spring 2010 Warrants”), the October 2010 Warrants, the warrants issued on January 3, 2011 and on January 18, 2011, due to the fact that these warrants are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. We have not yet completed our evaluation of the appropriate classification of the warrants issued on February 18, 2011 in connection with the private placement.

The proceeds from the transactions in June 2006 and in the spring of 2010 that gave rise to certain warrants have been allocated to the stock and the warrants based on their relative fair values. However, we aggregate the values for financial reporting purposes as both types of instruments issued in June 2006 and in the spring of 2010 have been classified as permanent equity. The proceeds from the bridge note transactions in October 2010 and on January 18, 2011 and the debt restructure with our senior lender on January 3, 2011 that gave rise to certain warrants have been allocated between the debt component and the warrants based on their relative fair values.

The classification as equity for the June 2006 Warrants, the Spring 2010 Warrants, the October 2010 Warrants, and the warrants issued in January 2011 could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of these warrants is required in the future, the warrants would be treated as derivative liabilities, brought onto the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

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

The risk factors from our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2011, are incorporated herein by reference. For a complete description of such risk factors, please refer to Exhibit 99.1.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended January 31, 2011.

4.1	Form of Warrant issued by the Registrant to certain accredited investors on January 18, 2011 (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

4.2	Form of Warrant issued by the Registrant to WB QT, LLC on January 3, 2011 (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.1†	Amended and Restated Supply Agreement, dated November 8, 2010, between the Registrant and Fisker Automotive, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).

10.2	Fisker Automotive’s General Terms and Conditions of Sale (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).

10.3	Ninth Amendment to Credit Agreement dated January 3, 2011 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.4	Non-Revolving Line of Credit Promissory Note dated January 3, 2011 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.5	Forbearance Agreement, dated January 3, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.6	Amendment to Convertible Notes Agreement, dated January 3, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.7	Form of Amendment to Bridge Note Agreement, dated January 18, 2011, between the Registrant and each of the holders of promissory notes dated October 13, 2010 and October 19, 2010 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

99.1*	Risk Factors

†	- Certain portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	- Filed herewith