Form 10-K/A
period 2011-04-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2011-08-04
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2011: 15,591,054 shares of common stock, $.02 par value per share, and 49,998 shares of Series B common stock, $.02 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc., for the fiscal year ended April 30, 2011 as originally filed with the Securities and Exchange Commission (SEC) on July 5, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which is required to be filed within 120 days from our fiscal year end. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with the Original Filing and any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

Unless the context otherwise requires, “the Company,” “Quantum,” “we,” “our,” “us” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), gives our Board of Directors the authority to fix, from time to time, the size of our board; provided that, the number shall not be less than four nor more than eleven. The size of our board is currently fixed at seven members. In accordance with our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”), the terms of office of our Board of Directors are divided into three classes as nearly equal in size as possible with staggered three-year terms: Class I, whose term will expire at the upcoming Annual Meeting for fiscal year 2011, Class II, whose term will expire at the annual meeting of stockholders for fiscal year 2012, and Class III, whose term will expire at the annual meeting of stockholders for fiscal year 2013. Our Class I directors are Paul E. Grutzner, Brian A. Runkel and Carl E. Sheffer, our Class II directors are G. Scott Samuelsen and Jonathan Lundy, and our Class III directors are Alan P. Niedzwiecki and Dale L. Rasmussen.

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

Pursuant to our strategic alliance with General Motors, LLC (“General Motors”), successor to General Motors Corporation, we agreed to nominate one individual designated by General Motors to our Board of Directors during the term of the strategic alliance. In addition, General Motors is also entitled to designate a non-voting “ex-officio” member of the Board of Directors during the term of our strategic alliance. The non-voting observer has no authority to exercise the powers of a director in the management of our company. As of the date of this Form 10-K/A, General Motors has not presented a director nominee for stockholder vote, nor has it designated a non-voting observer.

Below is the name, age, term of service, principal occupation and certain other pertinent information of our board members:

Directors Whose Terms Continue Until the Annual Meeting for Fiscal Year 2011

Paul E. Grutzner, age 46, has served as one of our directors since July 2005. Mr. Grutzner founded ClearPoint Financial, LP, an independent pension consulting firm in 2002, and currently serves as its Managing Partner. Prior to founding ClearPoint Financial, LP, Mr. Grutzner held positions consulting on retirement plans with RBC Dain Rauscher and CIBC Oppenheimer. He received a B.S. in Agricultural Economics and Sociology from the University of Wisconsin, Madison.

Brian A. Runkel, age 49, has served as one of our directors since July 2002. Since 1993, Mr. Runkel has served as President of Runkel Enterprises, an environmental consulting firm. Mr. Runkel also serves as Executive Director of the California Environmental Business Council, a non-profit trade and business association representing the California environmental technology and services industries. He received a B.A. in International Relations from George Washington University, and a J.D. from Harvard Law School.

Carl E. Sheffer, age 65, has served as one of our directors since March 2005. Mr. Sheffer is President of Sheffer Enterprises, LLC, a consulting organization focused on the automotive industry, and has over 35 years of experience in the automotive industry. Prior to forming Sheffer Enterprises, Mr. Sheffer was Vice President, OEM Relations, for the Specialty Equipment Market Association (“SEMA”). During his 8 1/2 years with SEMA, Mr. Sheffer was responsible for all of the association’s interactions with the original equipment manufacturers (OEMs), including trade show participation, technology transfer programs, new vehicle measuring sessions and various dealer relations initiatives. Between 1972 and 1999, Mr. Sheffer held a variety of roles in human resources management, manufacturing, public relations and public policy for General Motors Corporation. Mr. Sheffer received a B.S. in business administration from Central Michigan University and a Master’s degree from Oakland University.

Directors Whose Terms Continue Until the Annual Meeting for Fiscal Year 2012

G. Scott Samuelsen, age 68, has served as one of our directors since July 2002. Since 1970, Dr. Samuelsen has been a professor at the University of California, Irvine, and is today a Professor of Mechanical, Aerospace and Environmental Engineering. Henry Samueli Endowed Chair, and serves as the Director of the National Fuel Cell Research Center, the UCI Combustion Laboratory, and the Advanced Power and Energy Program. He also serves as a co-Chair of the California Stationary Fuel Cell Collaborative, and a Fellow of the American Society of Mechanical Engineers. Dr. Samuelsen received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of California, Berkeley.

Jonathan Lundy, age 48, was appointed to our Board of Directors on April 16, 2010 in connection with our acquisition of Schneider Power Inc. Upon closing of the acquisition, we agreed to appoint Mr. Lundy, who was nominated by Schneider Power, to our Board. Mr. Lundy is currently serving as Senior Vice President, General Counsel and Corporate Secretary of Atomic Energy Canada Limited, a full-service nuclear energy company that provides services to nuclear utilities around the world. Prior to joining Atomic Energy, Mr. Lundy was the Chief Executive Officer of Schneider Power where he also served on the board of directors and the audit and compensation committees. Mr. Lundy’s prior experience includes seven years as an executive officer of Hydrogenics Corporation where he served as President-Power and Generation from 2004 through 2007 and as Vice President-Corporate Development and General Counsel from 2000 through 2004. Mr. Lundy also previously worked as a corporate and securities lawyer at each of Osler, Hoskin and Harcourt LLP and Heenan Blaikie LLP in Toronto, Canada. Mr. Lundy received a Bachelor of Arts and Bachelor of Laws from the University of Western Ontario.

Directors Whose Terms Continue Until the Annual Meeting for Fiscal Year 2013

Alan P. Niedzwiecki, age 54, has served as our President and on our Board of Directors since February 2002, and was appointed as our Chief Executive Officer in August 2002. Mr. Niedzwiecki served as our Chief Operating Officer from November 2001 until he was appointed as our Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as our Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology.

Dale L. Rasmussen, age 61, has served as a member of our Board of Directors since October 2000, and was appointed as Chairman of the Board in February 2002. On May 1, 2006, Mr. Rasmussen became a full-time employee of the Company. His areas of responsibility include acquisitions, joint ventures, strategic alliances and investor and stockholder relations. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies, Inc., a Delaware corporation, from 1989 through 2005. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years and was responsible for managing the bank’s investment portfolio and branch and corporate development. Mr. Rasmussen is a graduate of Western Washington University and Pacific Coast Banking School, University of Washington.

Executive Officers

A list of our executive officers is included in Part I, Item 1 of the Original Filing under the heading “Executive Officers.”

Corporate Governance

Board Independence

Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as defined under Nasdaq rules and as affirmatively determined by the board of directors. After review of all the relevant transactions or relationships between each director (and his family members) and the Company, senior management, and our independent auditors, our Board of Directors has affirmatively determined that at all times during the 2011 fiscal year at least four of the seven directors (Messrs. Grutzner, Runkel, Samuelsen and Sheffer) were independent directors within the meaning of applicable Nasdaq rules.

Committees of the Board of Directors

Audit Committee. The Corporation has a separately-designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended. During fiscal year 2011, the members of our Audit Committee were Messrs. Grutzner (Chair), Runkel and Samuelsen, each of whom is “independent” under applicable Nasdaq rules. During fiscal year 2011, there were seven meetings of the Audit Committee. The Audit Committee reviews our accounting and auditing procedures, reviews our audit and examination results and procedures and consults with our management and our independent auditors prior to the presentation of our financial statements to stockholders. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors and reviews the independence of the independent auditors as a factor in making these determinations. The Audit Committee meets alone with our independent auditors and with management in separate executive sessions and grants our independent auditors free access to the Audit Committee at any time.

The Board of Directors has determined that each current member of the Audit Committee (i) meets the criteria for independence set forth in applicable SEC rules and regulations, including Rule 10A-3(b) under the Exchange Act, (ii) is an “independent” director as defined in applicable Nasdaq rules, including Rule 5605(a)(2) thereof, (iii) has not participated in the preparation of our financial statements at any time during the past three years, and (iv) is able to read and understand fundamental financial statements. The Board of Directors has determined that Paul E. Grutzner has the requisite financial sophistication required under Rule 5605(c)(2) of the Nasdaq Rules and has the requisite attributes of an “audit committee financial expert” in accordance with Item 407(d)(5) of Regulation S-K.

The Board of Directors has adopted a formal Audit Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charters.”

Compensation Committee. The current members of our Compensation Committee are Messrs. Grutzner, Runkel and Samuelsen (Chair), each of whom is “independent” under applicable Nasdaq rules. During fiscal year 2011, there were eight meetings of the Compensation Committee. The Compensation Committee reviews and makes recommendations to our Board of Directors concerning salaries and incentive compensation for our officers and employees, identifies performance measures for our executive officers, oversees the administration of our employee benefit plans and approves new plans. The Compensation Committee administers our 2002 Stock Incentive Plan.

The Board of Directors has adopted a formal Compensation Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charters.”

Nominating and Governance Committee. The members of our Nominating and Governance Committee are Messrs. Grutzner, Runkel (Chair) and Sheffer, each of whom is “independent” under applicable Nasdaq rules. During fiscal year 2011, there were two meetings of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for identifying and recommending qualified individuals to become members of our Board of Directors, determining the composition of the Board of Directors and its committees, reviewing Board of Directors’ compensation and benefits, reviewing our compliance with the applicable Nasdaq corporate governance listing standards, evaluating compliance with our code of ethics, and implementing processes for effective communication with our stockholders, including reviewing stockholder proposals properly submitted to us.

The Board of Directors has adopted a formal Nominating and Governance Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charters.”

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com under “Company-Corporate Governance-Code of Conduct.” In addition, we will provide to any person a copy of our Code of Business Conduct and Ethics upon written request to:

Quantum Fuel Systems Technologies Worldwide, Inc.

Attn: Corporate Secretary

17872 Cartwright Road

Irvine, CA 92614

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2011 all directors, executive officers, and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion and analysis addresses the Company’s and the Compensation Committee’s compensation philosophy and the material elements of compensation packages for the Company’s named executive officers. As used in this Proxy Statement, the term “named executive officers” means the Company’s Chief Executive Officer, Chairman of the Board, Chief Financial Officer, Chief Operating Officer and Vice President-Legal.

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

The Compensation Committee believes that in order to achieve the Company’s compensation objectives it is important to offer the named executive officers a compensation package that provides total compensation that is competitive to packages offered by other companies in the same or similar industries. To ensure competitiveness, the Compensation Committee considers benchmarking data, internet-based compensation information and resources, and, as needed, the advice of one or more compensation consultants. All compensation consultants are engaged directly by the Compensation Committee. In 2005, ECG Advisors, LLC prepared a compensation study which included benchmarking data of a select “peer” group consisting of the following comparable companies: Hydrogenics, FuelCell Energy, Ballard, Featherlite, Collins Industries, Miller Industries, R&B, Inc., TransPro, Inc. and Noble International. The Compensation Committee used the ECG Advisors, LLC report to establish the current compensation program. In October 2008, the Compensation Committee engaged Semler Brossy Consulting Group, LLC (“Semler Brossy”) to provide updated benchmarking data with respect to the compensation package offered to the Company’s Chief Executive Officer and to provide the Committee with advice on sound Committee governance practices. The report prepared by Semler Brossy included a select “peer” group consisting of the following comparable companies: PMFG, Inc., American Superconductor Corp., TASER International, Inc., Graham Corporation, Fuel Cell Energy, Inc., Evergreen Solar, Inc., Maxwell Technologies, Inc., Satcon Technology Corporation, Verenuim Corporation, MOCON, Inc., Valence Technology, Inc., Plug Power, Inc., Syntroleum Corporation, and Ener1, Inc.

The primary elements of the compensation package provided to the named executive officers consists of a base salary, discretionary cash bonus, discretionary grant of equity awards under the Company’s 2002 Stock Incentive Plan, employment-related benefits, and certain limited perquisites. On an annual basis, the Compensation Committee performs a review of the compensation package for each of the named executive officers and makes any adjustments or modifications that it deems reasonable and necessary in light of the Company’s compensation philosophy and objectives. In performing its review, the Compensation Committee first receives a proposal from the Chief Executive Officer which sets forth the Chief Executive Officer’s recommendations for the other named executive officers regarding (i) salary adjustments, (ii) the amount of discretionary cash bonus, if any, and (iii) the number of equity incentive awards, if any. The Compensation Committee then considers such recommendations along with various other objective and subjective factors, such as the named executive officer’s individual performance and extraordinary contributions during the year, the Company’s performance, stock performance, and the desire or need to ensure that the named executive officer remains in the Company’s employ. The compensation package for the Chief Executive Officer is determined solely by the Compensation Committee. The Compensation Committee reviews each element of compensation separately and in the aggregate when making its decisions. In years when discretionary cash bonuses and equity awards are granted, the Compensation Committee also considers the Company’s cash resources and short-term needs in determining the appropriate allocation between the awards. The Compensation Committee has reviewed the compensation policies and practices and concluded that they do not reward unreasonable risk or promote excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.

Each of the named executive officers has an Employment Agreement with the Company, except for the Chief Operating Officer. The Compensation Committee establishes and approves all Employment Agreements and terms of employment based on input from the Chief Executive Officer, Chief Operating Officer, Chairman of the Board, and/or Vice President-Legal and the recommendations of outside compensation consultants as required and engaged by the Compensation Committee.

The Compensation Committee is currently working on establishing a performance based pay system that the Compensation Committee expects to implement during the 2012 fiscal year.

Components of Executive Compensation

Base Salary

The overall compensation package is weighted toward a high base salary. The Compensation Committee believes that a high base salary is necessary to attract individuals that possess the unique skill set needed for the development and growth of a young company in an emerging industry, and to assure retention of that unique skill set and associated experience, relationships and competitive advantage. The base salaries of the executive officers are determined on the basis of each individual’s responsibilities, qualifications, experience and extraordinary contributions to the Company during the preceding year, as well as the salary practices of the peer group and other companies with which the Company competes for executive talent.

The Compensation Committee reviews the base salaries of the Company’s executive officers at least annually in accordance with the criteria set forth above. The weight that the Committee places on different factors may vary from individual to individual, and necessarily involves both objective (e.g., new contracts awarded during the fiscal year) and subjective (e.g., successful external relationships established) measurements of individual performance.

For fiscal year 2011, the named executive officers received the same base salary that they received in fiscal year 2010. The Compensation Committee based its decision not to increase the base salary of any named executive officers on the following factors: (i) the Chief Executive Officer recommended no increase in base salaries, (ii) the base salary provided to the named executive officers remains highly competitive, (iii) the financial performance of the Company, and (iv) the Company’s need to manage its cost structure.

Discretionary Cash Bonus

Each executive officer is eligible to receive a discretionary cash bonus on an annual basis. Cash bonuses are awarded solely at the discretion of the Compensation Committee and are intended to reward outstanding efforts and contributions made during the applicable fiscal year. As a general policy, discretionary cash bonuses, if any, are awarded at or near the end of the fiscal year. However, on occasion the Compensation Committee may award a cash bonus during the course of the fiscal year to reward exemplary and outstanding performance on a particular transaction or project. The Compensation Committee makes its determination as to whether to grant a discretionary annual cash bonus based on the recommendations made by the Chief Executive Officer (for each of the other named executive officers) as well as various individual and Company performance factors such as (i) revenue and EBITDA for the fiscal year compared to prior year and budget, (ii) stock performance, (iii) the executive’s individual performance during the year, (iv) extraordinary efforts made by an executive during the fiscal year, (v) major strategic accomplishments, (vi) the desire or need to retain the executive in the face of competition for executive talent in the industry, and (vii) the Company’s liquidity.

Historically, discretionary cash bonuses have not been awarded on a regular basis. When granted, the amount of such cash bonuses has been in the range of 5% to 25% of the named executive officer’s base salary. Based on the Compensation Committee’s review of management’s recommendation not to award a discretionary bonus to any named executive officer, as well as the Company’s overall financial performance and liquidity position, no discretionary cash bonuses were awarded for the 2011 fiscal year.

Equity Awards

The Compensation Committee believes that an important component of the compensation paid to the Company’s named executive officers should be derived from equity-based compensation. These awards take the form of stock options and, under certain circumstances, restricted stock. The Compensation Committee believes that stock appreciation and stock ownership in the Company are valuable incentives to executives, that the granting of equity-based awards serves to align their interests with the long-term interests of the stockholders as a whole, and that it encourages them to manage the Company in its best long-term interests without unreasonable risk-taking.

The Compensation Committee grants stock options to the Company’s named executive officers under the Company’s 2002 Stock Incentive Plan. The Committee generally makes such grants on an annual basis in connection with the Compensation Committee’s annual review of the named executive officer’s compensation package. In making its determination as to whether to grant an equity award, the Committee reviews the recommendation made by the Chief Executive Officer (for each of the other named executive officers) as well as objective and subjective performance factors discussed in the Discretionary Cash Bonus section, plus the named executive officer’s expected future contributions to the Company and the named executive officer’s stock option grant history. However, the Compensation Committee does not give quantitative weight to any particular performance measure.

The Compensation Committee also approves grants of restricted stock under the 2002 Stock Incentive Plan to named executive officers on a selective basis. It bases its decision whether to grant restricted stock on whether the executive has made an extraordinary contribution to the Company’s and stockholders’ interests, and/or whether retaining the executive for at least the period of the restrictions is critical to the Company. Restricted stock awards may also be granted in lieu of a cash bonus when the Company’s cash position and needs prohibit the payment of a cash bonus.

The Compensation Committee’s policy is to price stock options at the closing price on the date of grant. The Committee’s policy also treats any proposed re-pricing or exchange of stock options, including by amending outstanding options to lower their exercise price or by canceling any outstanding options and replacing them with new options, as a material amendment to the 2002 Stock Incentive Plan, thus, requiring stockholder approval under applicable laws, rules and regulations. The Compensation Committee’s policy is also to require the option and stock awards to vest ratably over a period of time, typically four years for stock options and three years for restricted stock awards.

On August 2, 2010, the Compensation Committee granted to each of Messrs. Niedzwiecki, Rasmussen and Olson an award of 12,500 restricted shares and 12,500 options, an award to Mr. Lombardo of 8,750 restricted shares and 8,750 options, and an award to Mr. Mazaika of 7,500 restricted shares and 7,500 options related to fiscal year 2010. The restricted shares vest in full on August 2, 2013 and the options vest ratably over four years (25% per year). The Compensation Committee’s decision to grant the discretionary equity awards was based on an in-depth and thorough review of the dedication, performance, and contributions made by these named executive officers throughout the year, the patience demonstrated in light of the absence of pay raises, bonuses or equity awards during the prior fiscal years, and retention of a thin and stretched staff during difficult and trying times. Most importantly to the Compensation Committee’s decision, however, was the Committee’s desire to retain and incentivize these named executive officers as the Company continues to evolve into a fully integrated renewable energy company with the launch of major wind and solar and plug-in electric vehicle initiatives, which are critical components of the Company’s long-term business plan and vision. The estimated grant date fair value for the above awards is reflected in the Summary Compensation Table below.

Officer Benefits

The named executive officers receive a range of other benefits, including, but not limited to, participation in a 401(k) savings plan, health and dental coverage, Company-paid term life insurance, and standard and supplemental long-term disability coverage. The Company’s focus with respect to benefits for each named executive officer is to provide or offer the individual adequate financial protection (i) against “catastrophes” that will interrupt his or her income, i.e. the executive’s death or disability, or the illness or injury of the executive or his or her spouse or dependent children, and (ii) for the individual to afford to be able to retire; that is, to be able to stop working, after a career in the workforce, without suffering a significant decline in his or her standard of living. The Company expects the individual to share in the costs of providing certain of these protections, and intends that the individual’s wealth accumulation from participating in the Company’s stock plans will be a significant source of retirement income. From November 2007 through March 2010, the Company’s named executive officers were also eligible to participate in a non-qualified deferred compensation plan. The plan was terminated in March 2010.

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

Employment Arrangements and Change-in-Control Arrangements

Alan P. Niedzwiecki serves as our President and Chief Executive Officer pursuant to an Amended and Restated Employment Agreement entered into on May 1, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $725,000, subject to annual review. The agreement also provides Mr. Niedzwiecki with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Niedzwiecki’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Niedzwiecki for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Niedzwiecki obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

Dale L. Rasmussen serves as our Chairman of the Board pursuant to an Employment Agreement entered into on May 1, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $600,000, subject to annual review. The agreement also provides Mr. Rasmussen with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Rasmussen’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Rasmussen for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Rasmussen obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

W. Brian Olson serves as our Chief Financial Officer pursuant to an Employment Agreement entered into on January 10, 2006, and continues until the earliest of either our or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $450,000, subject to annual review. The agreement also provides Mr. Olson with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks paid vacation per year, (v) a car allowance of $1,500 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Olson’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Olson for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Olson obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

David M. Mazaika serves as our Chief Operating Officer. We have not entered into a formal written agreement with Mr. Mazaika. Mr. Mazaika’s current annual base salary is $250,000 and is subject to annual review. Mr. Mazaika’s terms of employment also include the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) company provided term life insurance of $125,000, (iii) four weeks paid vacation per year, (iv) a car allowance of $1,000 per month, and (v) participation in each incentive compensation plan adopted by the Company.

Kenneth R. Lombardo serves as our General Counsel, Vice President-Legal, and Corporate Secretary pursuant to an Employment Agreement effective as of July 1, 2005. Mr. Lombardo’s current annual base salary is $260,000 and is subject to annual review. The agreement also provides Mr. Lombardo with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks paid vacation per year, (v) a car allowance of $700 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Lombardo’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Lombardo for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Lombardo obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

A summary of the Company’s potential severance and other post-termination obligations can be found in the Potential Payments Upon Termination or Change-In-Control below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid to the CEO or any of the Company’s other four most highly compensated executive officers. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Stock options granted under the Company’s 2002 Stock Incentive Plan will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit if they are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Given the Company’s changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with the Company’s overall executive compensation program, even if some executive compensation is not fully deductible by the Company. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible by the Company, and reserves the right to do so in the future when appropriate.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Samuelsen (Chair), Runkel and Grutzner. None of our executive officers serves as a director or member of the Compensation Committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed the Analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement. This report is provided by the following individual directors, who comprise the Compensation Committee.

G. Scott Samuelsen, Chairman Brian A. Runkel Paul E. Grutzner

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered for fiscal years 2011, 2010 and 2009 for each individual who served as Chief Executive Officer during the last completed fiscal year, the Chief Financial Officer and the three other most highly compensated executive officers. These individuals are referred to in this Proxy Statement as the “named executive officers.”

Fiscal Year 2011 Summary Compensation Table(1)

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (2)	Option Awards (3)	All Other Compensation		Total
Alan P. Niedzwiecki	2011	$725,000	$—	$147,500	$110,000	$40,820	(4)	$1,023,320
President; Chief Executive Officer;	2010	$725,000	$—	$—	$—	$40,861		$765,861
Director	2009	$725,000	$—	$—	$—	$40,203		$765,203

Dale L. Rasmussen	2011	$600,000	$—	$147,500	$110,000	$34,562	(5)	$892,062
Chairman of the Board	2010	$600,000	$—	$—	$—	$34,307		$634,307
	2009	$600,000	$—	$—	$—	$34,992		$634,992

W. Brian Olson	2011	$450,000	$—	$147,500	$110,000	$29,662	(6)	$737,162
Chief Financial Officer, Treasurer	2010	$450,000	$—	$—	$—	$30,216		$480,216
	2009	$450,000	$—	$—	$—	$106,890		$556,890

Kenneth R. Lombardo	2011	$260,000	$—	$103,250	$77,000	$18,737	(7)	$458,987
Vice President-Legal;	2010	$260,000	$—	$—	$—	$19,153		$279,153
and Corporate Secretary	2009	$260,000	$—	$—	$—	$19,359		$279,359

David M. Mazaika	2011	$250,000	$—	$88,500	$66,000	$19,350	(8)	$423,850
Chief Operating Officer	2010	$250,000	$—	$—	$—	$19,413		$269,413

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named officer which do not exceed $10,000 in the aggregate.
(2)	Amounts listed in these columns represent the fair value of the stock award estimated on the grant date determined in accordance with generally accepted accounting principles.
(3)	Amounts listed in these columns represent the fair value of the award estimated on the grant date using the Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements in this Annual Report.
(4)	All Other Compensation for Mr. Niedzwiecki in fiscal year 2011 consisted of auto allowance of $12,000, life, long term disability and umbrella insurance premiums of $21,470 and 401(k) match of $7,350.
(5)	All Other Compensation for Mr. Rasmussen in fiscal year 2011 consisted of auto allowance of $12,000, life and long-term disability insurance premiums of $15,212, and 410(k) match of $7,350.
(6)	All Other Compensation for Mr. Olson in fiscal year 2011 consisted of auto allowance of $18,000, life and long term disability insurance premiums of $4,312, and 401(k) match of $7,350.
(7)	All Other Compensation for Mr. Lombardo in fiscal year 2011 consisted of auto allowance of $8,400, life and long-term disability insurance premiums of $2,987 and 401(k) match of $7,350.
(8)	All Other Compensation for Mr. Mazaika in fiscal year 2011 consisted of auto allowance of $12,000 and 401(k) match of $7,350.

Grants of Plan-Based Awards During Fiscal Year 2011

The table below shows grants of Plan based awards during fiscal 2011 for each named executive officer:

Name	Grant Date (1)	All Other Stock Awards: Number of Shares of Restricted Stock (2)	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise Price of Option Awards Per Share (2)	Grant Date Fair Value of Stock and Option Awards
Alan P. Niedzwiecki	8/2/2010	12,500	12,500	$11.80	$257,500
Dale L. Rasmussen	8/2/2010	12,500	12,500	$11.80	$257,500
W. Brian Olson	8/2/2010	12,500	12,500	$11.80	$257,500
Kenneth R. Lombardo	8/2/2010	8,750	8,750	$11.80	$180,250
David M. Mazaika	8/2/2010	7,500	7,500	$11.80	$154,500

(1)	There were no incentive plan awards granted to any of our named executive officers during fiscal 2011.
(2)	The table has been adjusted to reflect the effects of the 1-for- 20 reverse stock split implemented on February 8, 2011.

Outstanding Options and Equity Based Awards at Fiscal Year-End 2011(1)

The following table sets forth the equity awards outstanding as of April 30, 2011 for each of our named executive officers:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (2)	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option Exercise Price (2)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)
Alan P. Niedzwiecki	750	—	$22.60	12/14/2011	12,500	$32,250
	4,286	—	$22.60	7/25/2012
	5,000	—	$22.60	8/11/2013
	4,545	—	$22.60	3/15/2014
	4,167	—	$22.60	3/3/2015
	5,469	—	$22.60	7/12/2015
	6,250	—	$22.60	8/22/2016
	5,625	1,875	$16.00	3/14/2018
	—	12,500	$11.80	8/2/2020

Dale L. Rasmussen	781	—	$22.60	12/14/2011	12,500	$32,250
	2,679	—	$22.60	7/25/2012
	3,571	—	$22.60	8/11/2013
	2,273	—	$22.60	3/15/2014
	4,167	—	$22.60	3/3/2015
	4,688	—	$22.60	7/12/2015
	6,250	—	$22.60	8/22/2016
	5,625	1,875	$16.00	3/14/2018
	—	12,500	$11.80	8/2/2020

W. Brian Olson	781	—	$22.60	12/14/2011	12,500	$32,250
	2,679	—	$22.60	8/27/2012
	3,571	—	$22.60	8/11/2013
	2,273	—	$22.60	3/15/2014
	3,472	—	$22.60	3/3/2015
	2,344	—	$22.60	7/12/2015
	5,208	—	$22.60	8/22/2016
	5,625	1,875	$16.00	3/14/2018
	—	12,500	$11.80	8/2/2020

Kenneth R. Lombardo	625	—	$22.60	7/12/2015	8,750	$22,575
	2,083	—	$22.60	8/22/2016
	3,750	1,250	$16.00	3/14/2018
	—	8,750	$11.80	8/2/2020

David M. Mazaika	3,750	3,750	$20.40	1/6/2019	7,500	$19,350
	—	7,500	$11.80	8/2/2020

(1)	All option and stock awards were awarded under our 2002 Stock Incentive Plan. Options vest over four years and stock awards vest over three years.
(2)	The table has been adjusted to reflect the effects of the 1-for- 20 reverse stock split implemented on February 8, 2011.
(3)	The amounts in this column represent the fair value of the restricted stock as of April 30, 2011. The closing share price of our common stock was $2.58 on that date.

Option Exercises and Restricted Stock Vested

There were no option exercises by our named executive officers during fiscal year 2011. On March 14, 2011, the following restricted stock awards vested:

Name	Restricted Stock Vesting Date	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Alan P. Niedzwiecki	3/14/2011	5,000	$22,150
Dale L. Rasmussen	3/14/2011	5,000	$22,150
W. Brian Olson	3/14/2011	5,000	$22,150

(1)	The table has been adjusted to reflect the effects of the 1-for- 20 reverse stock split implemented on February 8, 2011.
(2)	The value is equal to $4.43, our closing stock price on March 14, 2011, multiplied by the number of shares that vested.

Potential Payments Upon Termination or Change-In-Control

The table below reflects the amount of compensation payable to each of the named executive officers pursuant to each officer’s employment agreement in the event of our termination of employment without cause or the named executive officer’s termination for “good reason” and upon termination of employment following a change in control. The amounts set forth in the table assume that such termination was effective on April 30, 2011.

Name	Base Salary Component	Value of Employee Benefits (1)	Accelerated Vesting (2)	Total Potential Value
Alan P. Niedzwiecki	$1,450,000	$21,646	$32,250	$1,503,896
Dale L. Rasmussen	$1,200,000	$58,194	$32,250	$1,290,444
W. Brian Olson	$900,000	$38,576	$32,250	$970,826
Kenneth R. Lombardo	$520,000	$50,164	$22,575	$592,739
David M. Mazaika (3)	$—	$—	$—	$—

(1)	The amount shown is based on life and health insurance premium rates at current plan elections and family coverage categories.
(2)	The amount shown consists of the assumed gain on the accelerated shares based on a market price of $2.58 per share, the closing price of our common stock as reported on the Nasdaq on April 29, 2011, the last trading day in fiscal 2011.
(3)	Mr. Mazaika is not a party to a formal written agreement with us providing for any change-in-control compensation.

Nonqualified Deferred Compensation for 2011

Pursuant to a Nonqualified Deferred Compensation Plan (Deferred Compensation Plan), certain executives, including named executive officers, could defer all or a portion of their base salary and/or discretionary cash bonus. Deferral elections were made by eligible executives in April of each year for amounts to be earned in the following year. An executive could defer all or a portion of his base salary and/or discretionary cash bonus. We could also make contributions to executives under the Deferred Compensation Plan; however, there were no required matching payments. In fiscal year 2010, our Board of Directors approved the termination of the Deferred Compensation Plan due to lack of participation and the high cost of maintaining the plan and the plan assets were disbursed during fiscal year 2011. Activities in the Deferred Compensation Plan during fiscal year 2011 were as follows:

Name	Executive Contributions in Fiscal 2011	Registrant Contributions in Fiscal 2011	Aggregate Earnings in Fiscal 2011	Aggregate Withdrawls/ Distributions in Fiscal 2011 (1)	Aggregate Balance at April 30, 2011
Alan P. Niedzwiecki	—	—	—	—	—
Dale L. Rasmussen	—	—	—	—	—
W. Brian Olson	—	—	—	$67,509	—

Kenneth R. Lombardo	—	—	—	—	—
David M. Mazaika	—	—	—	—	—

(1)	The full amount of the aggregate balance was reported in the Summary Compensation Table for fiscal year 2009.

Compensation of Directors

Board Membership and Board Meeting Fees

During fiscal year 2011, our non-employee directors were each paid $30,000 for membership on our Board of Directors. Non-employee directors also received an attendance fee of $2,500 for regularly scheduled quarterly meetings and an attendance fee ranging from $1,000 to $2,500 for special meetings, with the amount of the fee dependent on the length and nature of the special meeting. Non-employee directors were also reimbursed their reasonable travel-related expenses for meetings attended in person.

Committee Fees

Our non-employee directors receive a fee for serving on committees and attending committee meetings. For fiscal year 2011, the chairperson of our Audit Committee was paid an annual fee of $20,000, the chairperson of our Compensation Committee was paid an annual fee of $10,000, and the chairperson of our Nominating and Governance Committee was paid an annual fee of $5,000. The non-chair members of our Audit Committee were paid an annual fee of $5,000. Committee members also received $1,000 for each committee meeting attended. If a non-employee director serves on more than one committee and attended multiple meetings of the same or different committees on the same day, the director received a single fee of $1,000 for those meetings, or if the committee meeting is held on the same day as a board meeting, the director received only the applicable board meeting fee.

Stock Awards

Non-employee directors are eligible to participate in our 2002 Stock Incentive Plan. Non-employee directors are entitled to receive a one-time grant of stock options to purchase up to 1,000 shares of our common stock when first elected or appointed to serve on our Board of Directors, and an annual grant of stock options to purchase 1,000 shares of our common stock, unless waived. Additional stock option grants and restricted stock grants to directors are at the discretion of management and our Board of Directors. On August 2, 2010, all of our directors were granted 1,250 shares of restricted stock which vest on August 2, 2013 and options to purchase up to 1,250 shares of our common stock (which includes the annual grant of 1,000 options) which vest ratably over four years. The estimated grant date fair value of the awards is reflected in the Director Compensation table below.

The table below sets forth the compensation paid to our directors (excluding directors that are also named executive officers) for fiscal year 2011.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards (2)(3)	Total
Paul E. Grutzner	$81,000	$14,750	$11,000	$106,750
Brian A. Runkel	$71,000	$14,750	$11,000	$96,750
G. Scott Samuelsen	$75,000	$14,750	$11,000	$100,750
Carl E. Sheffer	$46,000	$14,750	$11,000	$71,750
Jonathan Lundy	$46,233	$14,750	$11,000	$71,983

(1)	Amounts listed in this column represent the fair value of the stock award determined on the August 2, 2010 grant date using the closing stock price on the grant date.
(2)	The table has been adjusted to reflect the effects of the 1-for- 20 reverse stock split implemented on February 8, 2011.
(3)	Amounts listed in this column represent the fair value of the option awards estimated on the grant date using Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of each class of our securities as of July 31, 2011. It shows shares beneficially owned by each of the following:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of any class of our outstanding voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and named executive officers as a group.

We have determined the beneficial ownership shown in this table in accordance with the rules of the SEC. Under those rules, if a person held options or warrants to purchase shares of our common stock that were currently exercisable or exercisable within 60 days of July 31, 2011, those shares are included only in that person’s reported holdings and in the calculation of their percentage ownership of our common stock. As a result, the beneficial ownership percentage of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2011. Except as otherwise provided herein, the percentage of beneficial ownership is based on 15,591,054 shares of common stock and does not reflect 49,998 shares of Series B nonvoting common stock that were outstanding on July 31, 2011. General Motors owns 100% of the outstanding shares of Series B common stock, which shares will convert on a one-for-one basis into shares of our common stock in the event General Motors transfers such shares to a person that is not controlled by, or under common control with, General Motors. To our knowledge, each person named in the table has sole voting and investment power over the shares listed by that person’s name, except where we have shown otherwise in the footnotes or where community property laws affect ownership rights. Except where we show otherwise, the address of each person in this table is: c/o Quantum Fuel Systems Technologies Worldwide, Inc., 17872 Cartwright Road, Irvine, California 92614.

Name of Beneficial Owner	Shares	Percent
Greater than 5% Stockholders:
WB QT, LLC (1) 3033 Excelsior Blvd., Suite 300 Minneapolis, MN 55416	1,711,205	9.99%

Capital Ventures International (2) One Capital Place P.O. Box 1787 GT Grand Cayman, Cayman Islands British West Indies	1,398,164	8.23%

Heights Capital Management, Inc. (2) One Capital Place P.O. Box 1787 GT Grand Cayman, Cayman Islands British West Indies	1,398,164	8.23%

MOG Capital, LLC (3)	1,282,256	8.22%
Named Executive Officers and Directors:
Dale L. Rasmussen (4)	51,625	*
Alan P. Niedzwiecki (5)	60,020	*
W. Brian Olson (6)	49,343	*
Kenneth R. Lombardo (7)	17,895	*
David M. Mazaika (8)	13,125	*
Brian A. Runkel (9)	7,824	*

Name of Beneficial Owner	Shares	Percent
G. Scott Samuelsen (10)	8,612	*
Carl E. Sheffer (11)	5,620	*
Paul E. Grutzner (12)	5,547	*
Jonathan Lundy(13)	2,754	*
All current directors and executive officers as a group (10 persons) (14)	222,355	1.43%

*	Represents less than 1%.
(1)	Includes 1,538,129 shares beneficially owned that are issuable (i) upon conversion of principal due upon conversion of convertible notes held by WB QT, LLC, (ii) in payment of principal due under a promissory note held by WB QT that is payable upon demand which the Company has the right to pay using shares of its common stock if the Company’s price per share is at least $10.0 per share at the time the payment is due, and/or (iii) upon exercise of warrants, and excludes (x) 103,846 shares issuable upon exercise of a warrant because such warrant is not exercisable within 60 days of July 31, 2011 and (y) 636,438 shares of common stock in the aggregate issuable upon conversion of the convertible notes, in payment of the demand promissory note, and upon exercise of the warrants because such instruments are subject to limitations on exercise or conversion under which the holder thereof does not have the right to exercise such debt conversion or warrant exercise to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with its affiliates, of more than 4.9%, 4.99% or 9.99% (as applicable) of the common stock. Andrew J. Redleaf, in his capacity as the managing member of WB QT, LLC and Whitebox Advisors, LLC has sole voting control and investment discretion over the securities held by WB QT. Whitebox Advisors, LLC and Andrew J Redleaf disclaims beneficial ownership of these shares. This discussion is based on information received from WB QT, LLC as of August 2, 2011.
(2)	Includes 1,398,694 shares that are issuable upon exercise of warrants. Heights Capital Management, Inc. serves as investment manager to Capital Ventures International. Therefore, Heights Capital Management, Inc. and Capital Ventures International have joint voting and dispositive power with respect to the shares, such that each entity is deemed to beneficially own the entire 1,398,694 shares. Capital Ventures International and Heights Capital Management disclaim any beneficial ownership of any such shares, except for their pecuniary interest therein.
(3)	Excludes 769,354 shares that are issuable upon the exercise of a warrant because such warrant is not exercisable within 60 days of July 31, 2011. Jason Adler, in his capacity as managing member of MOG Capital, LLC has voting and dispositive power over the securities held by MOG Capital, LLC. Mr. Adler disclaims beneficial ownership of such securities.
(4)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 33,159 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(5)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 39,217 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(6)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 29,078 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(7)	Includes 8,750 shares of restricted stock that vests on August 2, 2013 and 8,645 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(8)	Includes 7,500 shares of restricted stock that vests on August 2, 2013 and 5,625 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(9)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 5,524 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.

(10)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 5,702 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(11)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 3,264 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(12)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 2,797 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011.
(13)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, 562 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011 and 472 shares owned by spouse.
(14)	Includes an aggregate of 60,000 shares of restricted stock, 133,573 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after July 31, 2011 and 472 shares owned by Mr. Lundy’s spouse. All shares of unvested restricted stock may be voted by the holders thereof at meetings of our stockholders.

Equity Compensation Plan Information

The following table sets forth information about shares of our Common Stock that may be issued upon exercise or vesting of options, warrants and other rights under all of our equity compensation plans as of April 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	420,784	$16.04	304,536	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	420,784	$16.04	304,536

(1)	Represents shares available for issuance under our 2002 Stock Incentive Plan as of April 30, 2011. The 2002 Stock Incentive Plan contains an evergreen formula pursuant to which on the first day of each fiscal year, the aggregate number of shares reserved for issuance under the 2002 Stock Incentive Plan will increase by a number of shares equal to 3% of the outstanding shares on the first day of such fiscal year or a lesser number of shares determined by the administrator of the plan. On May 1, 2011, an additional 353,843 shares became available under the Stock Incentive Plan pursuant to the evergreen provision.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

We have not adopted formal written policies and procedures for the review and approval of transactions with related parties. However, pursuant to our Audit Committee Charter, all related party transactions must first be reviewed and approved by the Audit Committee unless such transaction was already approved by another independent body of the Board of Directors. In its review and approval process, the Audit Committee considers various factors including the nature and extent of the conflict of interest, the materiality of the transaction amount, and whether the terms are reasonable and representative of an arm’s length transaction with an unrelated third party.

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

Our Board of Directors has affirmatively determined that at all times during the 2011 fiscal year at least four of the seven directors (Messrs. Grutzner, Runkel, Samuelsen and Sheffer) were independent directors within the meaning of applicable Nasdaq rules. See Item 10 above for additional information regarding our Board of Directors.

Item 14.	Principal Accountant Fees and Services.

We incurred the following fees related to professional services provided by Ernst & Young LLP in connection with fiscal years 2011 and 2010:

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2011 and 2010, the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years 2011 and 2010, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years 2011 and 2010 were $722,749 and $776,754, respectively.

Audit-Related Fees

The aggregate fees billed by Ernst & Young, LLP for professional services rendered during fiscal years 2011 and 2010, other than services described above under “Audit Fees,” were $176,314 and $417,358, respectively. Fiscal year 2011 fees related to Registration Statement review services and fiscal 2010 fees related to assessing the accounting treatment of derivative instruments in response to a comment letter received from the SEC, Registration Statement review services and services in connection with the Schneider Power Inc. Management Information Circular.

Tax Fees

Ernst & Young LLP billed us an aggregate of $77,500 and $42,800 for professional services rendered in fiscal year 2011 and 2010, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

Ernst & Young LLP did not provide professional services in fiscal years 2011 and 2010 for any other related matters.

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

Item 15.	Exhibits, Financial Statement Schedules.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a) filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a) filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]