Form 10-Q
period 2011-07-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2011-09-14
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 9, 2011:

16,091,054 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,776,074	$4,517,869
Accounts receivable, net	5,765,926	7,016,394
Inventories, net	1,520,912	2,038,126
Prepaids and other current assets	713,716	1,003,840

Total current assets	10,776,628	14,576,229
Property and equipment, net	7,422,182	6,551,366
Investment in and advances to affiliates	7,041,522	6,586,428
Intangible asset, net	8,613,644	8,461,612
Goodwill	33,063,008	33,050,886
Prepayments to affiliate	4,440,600	4,317,300
Deposits and other assets	612,463	610,802

Total assets	$71,970,047	$74,154,623

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,259,098	$2,523,335
Accrued payroll obligations	1,300,647	1,110,795
Deferred revenue	359,031	446,832
Accrued warranties	47,653	92,393
Derivative instruments	4,322,000	5,032,000
Other accrued liabilities	2,094,786	2,134,595
Facility exit obligation, current portion	—	415,504
Debt obligations, current portion	18,530,762	18,296,168

Total current liabilities	32,913,977	30,051,622
Facility exit obligation, net of current portion	—	1,202,309
Debt obligations, net of current portion	203,318	19,868
Deferred income taxes	218,707	221,829
Derivative instruments	56,000	124,000
Commitments and contingencies (note 13)
Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding at April 30, 2011 and July 31, 2011	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding at April 30, 2011 and July 31, 2011	1,000	1,000
Common stock, $.02 par value; 19,900,000 shares authorized and 11,794,762 shares issued and outstanding at April 30, 2011; 49,900,000 shares authorized and 15,591,054 shares issued and outstanding at July 31, 2011	235,895	311,821
Additional paid-in-capital	420,907,771	432,954,774
Accumulated deficit	(383,046,971)	(390,911,997)
Accumulated other comprehensive income	480,350	179,397

Total stockholders’ equity	38,578,045	42,534,995

Total liabilities and equity	$71,970,047	$74,154,623

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2010	2011
Revenue:
Net product sales	$644,070	$3,213,386
Contract revenue	2,915,861	3,541,056

Total revenue	3,559,931	6,754,442
Costs and expenses:
Cost of product sales	559,200	2,010,794
Research and development	3,731,168	3,496,497
Selling, general and administrative	3,788,983	5,469,631
Amortization and impairment of long-lived assets	105,923	1,069,981

Total costs and expenses	8,185,274	12,046,903

Operating loss	(4,625,343)	(5,292,461)
Interest expense, net	(459,140)	(646,557)
Fair value adjustments of derivative instruments, net	3,412,000	(1,853,000)
Gain on settlement of debt and derivative instruments, net	—	142,226
Equity in earnings (losses) of affiliates, net	71,235	(211,168)

Loss from operations before income tax expense	(1,601,248)	(7,860,960)
Income tax expense	(13,367)	(4,066)

Net loss attributable to stockholders	$(1,614,615)	$(7,865,026)

Per share data—Net loss:
Basic & diluted	$(0.18)	$(0.58)
Weighted average shares outstanding:
Basic & diluted	9,018,332	13,664,000

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(1,614,615)	$(7,865,026)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment	318,266	303,652
Amortization and impairment of long-lived assets	105,923	1,069,981
Share-based compensation charges	217,613	260,160
Fair value adjustments of derivative instruments	(3,412,000)	1,853,000
Facility exit obligation charges	—	1,767,046
Interest on debt obligations	317,806	338,161
Equity in earnings or losses of affiliates	(71,235)	211,168
Other non-cash items	(187,010)	92,852
Changes in operating assets and liabilities:
Accounts receivable	(758,050)	(1,251,126)
Inventories	101,492	(517,214)
Other assets	337,660	(285,759)
Accounts payable	(1,617,349)	(3,656,246)
Deferred revenue and other accrued liabilities	301,262	(14,785)

Net cash used in operating activities	(5,960,237)	(7,694,136)

Cash flows from investing activities:
Purchases and development of property and equipment	(1,384,249)	(340,317)
Proceeds from sale of asset held for sale	245,850	—
Payments to non-controlling interests	(105,364)	—

Net cash used in investing activities	(1,243,763)	(340,317)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	6,220,383	8,827,333
Borrowings on term notes, net of issuance costs	—	1,373,500
Borrowings on capital leases and other financing	176,737	—
Payments on facility exit obligations, net	—	(149,233)
Payments on debt obligations	(68,896)	(268,063)

Net cash provided by financing activities	6,328,224	9,783,537

Net effect of exchange rate changes on cash	(14,071)	(7,289)
Net increrase (decrease) in cash and cash equivalents	(889,847)	1,741,795
Cash and cash equivalents at beginning of year	4,026,882	2,776,074

Cash and cash equivalents at end of year	$3,137,035	$4,517,869

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2011

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power, Inc (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

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

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010 we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. Our equity ownership in Fisker Automotive was less than 1% at July 31, 2011 and we currently account for our investment in Fisker Automotive under the cost method of accounting. See Note 4 for further discussion of these businesses.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to fiscal year 2011 amounts to conform to the fiscal year 2012 presentation.

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

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Since May 1, 2011, we have completed the following capital transactions:

•

On May 9, 2011 and May 20, 2011, we raised cumulative gross proceeds of $1.5 million from a private placement sale of senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million (see Note 7).

•

During May 2011, we elected to use our shares to satisfy $1.8 million of principal demands by our senior lender under a debt obligation we refer to as Term Note B. The total number of shares issued to our senior lender of 817,805 was based on a contractual formula discussed further in Note 7.

•

From June 15, 2011 through July 6, 2011, we completed a private placement offering of common stock and warrants pursuant to which we raised cumulative gross proceeds of $10.0 million. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

•

On August 23, 2011, we raised cumulative gross proceeds of $1.15 million from a private placement sale of senior subordinated bridge notes (August 2011 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million (see Note 15).

•

On August 31, 2011 we amended three convertible notes held by our senior lender that had a combined outstanding principal and accrued interest balance of $12.7 million (the “Convertible Notes”). The maturity dates under the Convertible Notes were extended from August 31, 2011 to October 31, 2011. $2.0 million of principal under the Convertible Notes was paid in cash on September 9, 2011 and the remaining $10.7 million of principal and accrued interest is due and payable on October 31, 2011. We also modified other features of the Convertible Notes and a term note that had an outstanding principal balance of $2.8 million held by the senior lender (the “Consent Fee Term Note”) on August 31, 2011 that are discussed further in Notes 7 and 15.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of July 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of August 31, 2011 consisted of cash and cash equivalents of $5.6 million.

As of August 31, 2011, we had $19.5 million of outstanding debt obligations, consisting of $12.7 million due under the Convertible Notes of which $2.0 million was due and paid on September 9, 2011 and the remaining balance matures on October 31, 2011, $1.6 million due under the May 2011 Bridge Notes that mature on September 30, 2011, $2.8 million due under the Consent Fee Term Note that is payable on demand, $1.1 million due under the August 2011 Bridge Notes that mature on January 31, 2012, and $1.3 million related to a bank term loan that matures on April 3, 2012.

In order to have sufficient cash for our operations and debt service needs, we will need to either: (i) raise a significant amount of additional capital in the coming weeks, (ii) refinance our senior indebtedness, or (iii) seek an extension of the maturity dates of our senior indebtedness. We believe that our existing principal sources of liquidity will only be sufficient to fund our activities and debt service needs through October 1, 2011.

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

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction (see Note 4), acquire or complete the build out of our planned wind and solar development projects, and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. We do not plan to move forward with the proposed Asola LOI transaction or the renewable energy projects until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt securities.

We are currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions, if any, by our senior lender and our ability to further extend the scheduled maturity dates of our obligations. We cannot provide any assurances that we will be able to further modify the current arrangements with our senior lender.

If we are unable to raise sufficient capital to fund our working capital needs or repay our debt obligations as they mature or otherwise refinance those debt obligations or extend the maturity dates, it would have a material adverse affect on our business and our ability to continue as a going concern.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through July 31, 2012, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

Revenue Recognition

We generally manufacture products based on specific orders from customers. Revenue is recognized when the earnings process is complete and collectibility is reasonably assured, which for product sales is generally upon shipment from our warehouse or shipment from warehouses of certain component suppliers that we have contractual relationships with. We include the costs of shipping and handling, when incurred, in cost of goods sold.

Contract revenue for customer funded research and development is principally recognized by the percentage of completion method or as earned on a time and material basis. For applicable contracts, we generally estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

In certain circumstances, customers pay one price for multiple products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units based on their relative selling prices. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values.

Our revenues also include energy generation sales associated with a wind farm which are recognized at the time of generation and delivery to the purchasing utility provider as metered at the point of interconnection with the transmission system. The rate paid by the purchasing utility provider is established in the Power Purchase Agreement (PPA) executed between us and the utility provider.

2. Accounts Receivable

Net accounts receivable consist of the following:

	April 30, 2011	July 31, 2011
Customer accounts billed	$3,723,224	$4,381,642
Customer accounts unbilled	2,219,453	2,854,589
Allowance for doubtful accounts	(176,751)	(219,837)

Accounts receivable, net	$5,765,926	$7,016,394

We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

3. Inventories

Inventories consist of the following:

	April 30, 2011	July 31, 2011
Materials and parts	$3,669,267	$4,239,259
Work-in-process	22,972	23,115
Finished goods	870,061	785,867

	4,562,300	5,048,241
Less: provision for obsolescence	(3,041,388)	(3,010,115)

Inventories, net	$1,520,912	$2,038,126

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

4. Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1% at July 31, 2011.

In July 2011, Fisker Automotive had initial deliveries to customers of its first production vehicle, the Fisker Karma, a four door hybrid-electric premium sports sedan that incorporates our plug-in hybrid electric vehicle architecture known as Q-Drive.

On April 29, 2010, we executed a long-term production supply agreement with Fisker Automotive which, as later amended on November 8, 2010, sets forth the definitive terms pursuant to which we are the exclusive supplier of certain key sub-systems and control systems included in the Q-Drive powertrain system for the Fisker Karma production vehicle and we also receive a royalty for each Fisker Karma vehicle that incorporates our Q-Drive technology (the “Fisker Production Agreement”). The Fisker Production Agreement covers the program life of the vehicle platform and outlines minimum volumes of 45,000 vehicles over this period.

We accounted for our investment in Fisker Automotive under the equity method of accounting from the date of our initial ownership interest through the first quarter of fiscal 2011. During the second quarter of fiscal 2011, we changed the method of accounting to the cost method as a result of changes in the composition of the Fisker Automotive board of directors and the dilution of our equity interest since the initial formation of the venture such that we no longer were considered to have significant influence over Fisker Automotive; however, under both of these methodologies, our investment in Fisker Automotive has been carried at zero for all periods presented.

During the first quarter of fiscal 2012, we shipped production level component parts and continued to provide engineering services to support the launch of the Karma production vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2011	July 31, 2011
Quantum Affiliates:
Asola	$6,959,823	$6,583,469
PCD	78,181	—
Shigan-Quantum	3,518	2,959

Investment in and advances to affiliates	$7,041,522	$6,586,428

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

On March 14, 2011, we amended a non-binding Letter of Intent with Asola’s majority owner, ConSolTec GmbH (ConSolTec) that we originally executed on August 24, 2010, which sets forth terms related to a proposed transaction pursuant to which we and ConSolTec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets (the “Asola LOI”). The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. In December 2010, we and ConSolTec established Asola Quantum Solarpower AG to serve as the holding company. The remainder of the transactions contemplated by the Asola LOI is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to Asola Quantum Solarpower AG to fund its expansion into additional global markets. Although the amended Asola LOI expired on June 30, 2011, we continue to discuss the transactions contemplated by the Asola LOI with ConSolTec.

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

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS) in exchange for a cash payment of 24,900 euro. AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. Our current ownership in AQS is equal to the current ownership interest we have in Asola and as such, we include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US Dollar was 1.44 to 1.0 as of July 31, 2011 and 1.48 to 1.0 as of April 30, 2011.

Asola maintains its books and records on a calendar year basis and has reported interim financial results (unaudited) under German generally accepted accounting principles as follows:

	Three months ended July 31, 2010		Three months ended July 31, 2011
	Euros	US Dollars	Euros	US Dollars
Total assets	€35,672,090	$46,474,000	€26,788,522	$38,551,000
Total liabilities	30,293,762	39,467,000	21,982,184	31,635,000
Product sales	20,223,962	26,561,000	9,827,529	14,345,000
Net income (loss)	572,320	752,000	(1,033,772)	(1,509,000)

Our equity in net earnings (losses) of Asola was positive US$123,000 and a negative US$191,000 for the three months ended July 31, 2010 and 2011, respectively. Our equity in net earnings or losses differs from the 24.9% of the net income (loss) shown in the tables above due to adjustments to equity in net earnings (losses) related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings (losses) under US GAAP.

Asola Solar Cell Supply Agreement

Our affiliate, Asola, has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. Our agreement to purchase one-half of Asola’s rights and obligations under Asola’s long-term Supply Agreement provides us with the rights to purchase 77.5 megawatts (MW) of solar cells.

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

Beginning in calendar 2009, the worldwide supply of solar cells increased and suppliers in the industry lowered prices for both the immediate delivery of solar cells and for longer term solar cell purchase arrangements. As a result of these price declines, the spot rates of solar cells for immediate delivery are significantly below the purchase prices that are specified under the Supply Agreement. The Supply Agreement includes a “loyalty clause” that states that if a provision of the Supply Agreement proves to be unreasonable for one of the parties to the agreement, then any such circumstance will be taken account of in a fair and reasonable way. Pursuant to the Supply Agreement, Asola was required to take delivery of solar cells with a combined power of 4.0 million watts in calendar 2009 and 10.0 million watts in calendar 2010. Asola has not taken delivery of these cells and has claimed that the “loyalty clause” requires that the supplier amend the prices specified under the Supply Agreement in a reasonable manner. The matter reached an impasse with the supplier and is currently working its way through the German legal system. To date, no information has come to our attention that changes our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to $11,088,178, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at July 31, 2011. If we complete the transaction as contemplated under the Asola LOI, the amount of potential loss that we could be exposed to under the Supply Agreement would increase as a result of us acquiring an anticipated controlling equity ownership in Asola.

Although we do not intend to purchase any cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, including amounts in arrears and prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement (in euros and in US dollars based on the currency exchange rate as of July 31, 2011) is as follows:

	Euros:	US Dollars:
Five months ended December 2011	€29,595,000	$42,589,000
Twelve months ended December 2012	15,220,000	21,902,000
Twelve months ended December 2013	14,620,000	21,039,000
Twelve months ended December 2014	13,920,000	20,032,000
Twelve months ended December 2015	13,620,000	19,600,000
Twelve months ended December 2016	13,320,000	19,168,000
Twelve months ended December 2017	13,015,000	18,729,000

Total	€113,310,000	$163,059,000

Secured Loan to Asola

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment over the next twelve months, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2011 and July 31, 2011.

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balances for the three month period ended July 31, 2011 is as follows:

U.S. Dollars:
Investment In and Advances to Asola:
Balance at April 30, 2011	$6,959,823
Equity in losses for the first quarter of fiscal year 2012	(191,000)
Accrued interest on advance	32,942
Settlement of accrued interest on advance	(98,827)
Foreign currency translation	(119,469)

Balance at July 31, 2011	$6,583,469

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD for the three months ended July 31, 2010 and 2011 were $55,021 and $19,609, respectively. We also took a charge of $58,572 in the first quarter of fiscal 2012 to write-down our investment balance to zero as of July 31, 2011.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for transferring certain of our intellectual property to the new entity. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. Our net equity in earnings or losses associated with Shigan Quantum for the three months ended July 31, 2010 and 2011 were earnings of $3,256 and a loss of $559, respectively, and our investment balance at July 31, 2011 was $2,959.

5. Long-lived Assets

Property and equipment

Changes in property and equipment for the three months ended July 31, 2011 are as follows:

	Balance at April 30, 2011	Additions	Transfers	Depreciation	Impairment	Foreign Currency	Balance at July 31, 2011
Property and equipment in service, gross	$32,035,417	$—	$139,875	$—	$—	$(9,378)	$32,165,914
Accumulated depreciation	(27,200,670)	—	14,015	(303,652)	—	389	(27,489,918)
Construction in progress:
Wind farm development	358,156	247,376	—	—	—	1,508	607,040
Solar module manufacturing line	2,095,016	—	—	—	(900,000)	—	1,195,016
Plant equipment & other	134,263	92,941	(153,890)	—	—	—	73,314

Total construction in progress	2,587,435	340,317	(153,890)	—	(900,000)	1,508	1,875,370

Total property and equipment, net	$7,422,182	$340,317	$—	$(303,652)	$(900,000)	$(7,481)	$6,551,366

In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. On September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our recent determination that due to market conditions, the development of such a full scale solar panel assembly facility is not economical at this time. We continue to evaluate the economics of a modified, scaled-down assembly facility which would involve sourcing Chinese produced solar panel sub-systems through our relationship with our affiliate, Asola, and Asola’s relationship with a Chinese manufacturer of solar energy products. In the scaled-down version, Quantum Solar’s facility would provide final assembly and testing while leveraging the pre-established China-based sub-systems.

In connection with our recent determination to suspend the proposed full-scale solar panel assembly facility in California and withdraw from CEC’s Clean Energy Business Financing Program, we recognized an impairment of $900,000 as of July 31, 2011 related to the solar module manufacturing line.

Intangibles

We amortize specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Schneider Power in April 2010, we identified $8,613,000 of project assets associated with Schneider Power’s renewable energy portfolio that we have classified as an intangible asset of the Renewable Energy reporting segment. The intangible asset is being amortized over its estimated useful life on a straight-line basis of 20 years. During the first quarter of fiscal 2012, we amortized the asset by $111,409 and recognized a decrease of $40,623 in connection with foreign currency translation. As of July 31, 2011, the net unamortized balance of the intangible asset was $8,461,612.

Goodwill

The balance of goodwill by reportable segment at April 30, 2011 and July 31, 2011 is as follows:

	Fuel Systems Segment	Renewable Energy Segment	Totals
Goodwill balance as of April 30, 2011	$30,400,000	$2,663,008	$33,063,008
Foreign currency translation at July 31, 2011	—	(12,122)	(12,122)

Goodwill balance as of July 31, 2011	$30,400,000	2,650,886	$33,050,886

Potential Impairment of Long-lived Assets

Subject to the impairments recognized for certain assets discussed above, we believe that no event or circumstance exists that would indicate a potential impairment of the reported carrying values of goodwill, intangible assets, or any other significant long-lived asset as of July 31, 2011.

6. Warranties

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

Changes in our product warranty liability for the three months ended July 31, 2011 are as follows:

Balance at April 30, 2011	$47,653
Warranties issued during the period	44,740
Settlements made during the period	—

Balance at July 31, 2011	$92,393

7. Debt Obligations

Our debt obligations consists of the following:

	April 30, 2011	July 31, 2011
Obligations to Senior Lender:
Convertible Note I: $5,099,395 principal, $159,268 accrued interest in April 2011; $5,339,625 principal and $43,083 accrued interest in July 2011	$5,258,663	$5,382,708

Convertible Note II: $4,721,209 principal, $147,459 accrued interest in April 2011; $4,943,625 principal and $39,887 accrued interest in July 2011	4,868,668	4,983,512
Convertible Note III: $2,133,377 principal, $66,630 accrued interest in April 2011; $2,233,878 principal and $18,024 accrued interest in July 2011	2,200,007	2,251,902
Term Note B	1,808,684	—
Consent Fee Term Note	3,000,000	3,000,000

Obligations to Other Creditors:
Investor Bridge Term Loans: $1,495,000 principal, $47,377 accrued interest, less $168,268 debt discount in July 2011	—	1,374,109
Bank Term Loan	1,303,880	1,278,115
Other obligations	294,178	45,690

debt obligations, current and non-current	18,734,080	18,316,036
Less current maturities	(18,530,762)	(18,296,168)

Debt obligations, non-current	$203,318	$19,868

The following disclosures reflect the status of borrowing arrangements on an instrument by instrument basis as they existed at the beginning of fiscal 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first three months of fiscal 2012.

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

The significant contractual terms of the amended Convertible Notes as of April 30, 2011 were as follows: (i) annual fixed interest rates of 9.5%, (ii) scheduled semi-annual interest payment date on July 1, 2011 and the principal under the notes cannot be prepaid in part or whole by us without consent of our senior lender, (iii) scheduled maturity dates of August 31, 2011, and (iv) outstanding principal under the Convertible Notes convertible into shares of our common stock at a fixed conversion price of $9.80 per share at any time until maturity at the option of the senior lender. Since the date that the Convertible Notes were modified on April 30, 2010, we have classified the value, if any, of the embedded conversion features of the notes as equity.

On July 1, 2011, we elected to add the entire amount of accrued interest of $563,147 to principal under the Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the payment-in-kind (PIK) provisions contained within the notes.

On August 31, 2011, the Convertible Notes were amended which is discussed further in Note 15.

Term Note B

As of April 30, 2011, and up until the time the note was fully repaid on June 2, 2011, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note had no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note at any time, (iv) the note could be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must have been at least $10.00 for five consecutive business days prior to the payment date; however, this specific condition was only applicable for principal demands made by the senior lender after January 16, 2012, (v) we had the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”), and (vi) when demand for payment or a prepayment was made, the principal amount due under Term Note B was subject to upward adjustment based upon the volume weighted average price (VWAP) for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment was made by the senior lender, the actual amount required to be paid in satisfaction of the amount so demanded was equal to the greater of (A) 1.0 and (B) 0.075 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $70.00. We referred to the required formula as the Term Note B principal multiplier feature.

From May 12, 2011 and through the date of May 23, 2011, the senior lender made four principal reduction demands that required us to pay the entire remaining principal balance of the note, totaling $1.8 million, in separate demands ranging from $0.3 million to $0.5 million. For each demand, we elected to use our shares to satisfy the principal demands. We issued a total of 817,805 shares during the first quarter of fiscal 2012 to satisfy the principal repayment demands. The number of shares that we issued in connection with each demand was equal to the actual amount required to be paid divided by the VWAP Price, which ranged from $3.90 to $5.09 per share for each of the demands made. Based on the formula discussed above, the principal multiplier had no intrinsic value for any of the demands made by the senior lender as the amount payable would have only increased above the face value of the principal demanded if our VWAP Price would have been above $13.20 per share. The payment of the principal demands in shares resulted in an overall loss of $41,774 in the first quarter of fiscal 2012, which represented the difference between the fair value of the shares delivered and the amount of principal settled.

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

Consent Fee Term Note

The terms of our credit facilities with our senior lender required that we obtain the consent of our senior lender prior to entering into an arrangement to acquire Schneider Power. On November 24, 2009, we and our senior lender executed a consent fee arrangement under which the senior lender agreed to give its consent to the proposed business combination. The consent fee was $3.0 million unless the business combination agreement was terminated in which case the consent fee would have automatically been reduced to $1.5 million. The consent fee was paid by delivery of a promissory term note (the “Consent Fee Term Note”) on November 24, 2009.

At April 30, 2011 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrues interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) the note has no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note if the VWAP for our common stock for the five business days preceding the date that a demand was made would have been above $10.00 at the time of the demand, otherwise, the senior lender could not make demand until July 31, 2011, (iv) the note can be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must be at least $10.00 for five consecutive business days prior to the payment date, (v) we have the right to make prepayments under the note beginning after January 16, 2012, and (vi) when demand for payment or a prepayment is made, the principal amount due under the Consent Fee Term Note is subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date. When demand for payment is made by the senior lender or called by us, the actual amount required to be paid in satisfaction of the amount so demanded or called is equal to the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00.

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

Similar to Term Note B, the Consent Fee Term Note is also considered to be a convertible debt instrument in applying applicable accounting guidance. Since the date that the acquisition of Schneider Power was completed on April 16, 2010, which resolved a contingency in the contractual terms of the original note, we classify the value, if any, of the embedded principal multiplier feature as equity.

As of July 31, 2011, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature was $3.0 million and the maximum amount of principal that was potentially payable under the principal multiplier feature was $6.0 million (assuming that the VWAP Price is at or above $50.00). The principal multiplier feature under the note did not have any intrinsic value as of this date.

On August 10, 2011 the senior lender made a principal reduction demand of $250,000 that we paid in cash on August 15, 2011. On August 31, 2011, certain terms of the note were modified which is discussed further in Note 15.

2011 Investor Bridge Term Loans

On May 9, 2011 and May 20, 2011, we received total cumulative gross proceeds of $1,495,000 in connection with the closing of a private placement transaction with certain accredited investors in exchange for issuing senior subordinated bridge notes payable (collectively, the “May 2011 Bridge Notes”) and warrants to the investors to purchase up to 168,768 shares of our common stock at a fixed exercise price of $2.92. The significant terms of the May 2011 Bridge Notes on the origination dates were as follows: (i) scheduled maturity dates of September 30, 2011, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and cannot be prepaid, (iv) no conversion rights by note holders, and (v) notes were subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $121,500 in connection with the private placement transaction of which we allocated $102,978 to the May 2011 Bridge Notes which is being amortized to interest expense over the scheduled life of the notes with the remaining $18,522 allocated to the warrants issued to the investors (see Note 9). In addition, we recorded a debt discount of $335,000 on the origination date of the May 2011 Bridge Notes equal to the fair value of the warrants issued that is also being amortized over the scheduled life of the notes. The fair value of the warrants were determined based on Black-Scholes option-pricing models utilizing estimated volatility rates of 99.6% and 102.0% for the May 9, 2011 and May 20, 2011 transactions, respectively.

Bank Term Loan

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; requires fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of Schneider Power Providence Bay wind farm project. The conversion rate of one CAD to one US Dollar was 1.052 to 1.0 as of April 30, 2011 and 1.046 to 1.0 as of July 31, 2011.

Collateral and Covenants

Our obligations under the debt instruments with our senior lender and senior subordinated debt holders are secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by the assets of Schneider Power. We were in compliance with existing covenants and other requirements of the debt instruments with our senior lender and our bank lender as of July 31, 2011.

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the following fiscal periods until maturity:

Scheduled Maturities
Twelve months ending July 31:
2012	$18,296,168
2013	14,025
2014	5,843
2015	—

$18,316,036

8. Derivative Instruments and Fair Value Measurements

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at July 31, 2011 consist of certain warrant contracts (see Note 9).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. We also used Level 3 inputs for measuring the fair value of the facility exit obligation recognized as of June 30, 2011 and discussed further in Note 14. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for all periods reported.

The derivatives and their respective fair values measured using Level 3 inputs as of April 30, 2011 and July 31, 2011 are as follows:

	April 30, 2011	July 31, 2011
Derivative instruments classified as current liabilities:
Warrant contracts issued in October 2006	$3,292,000	$2,905,000
Warrant contracts issued in June 2007	57,000	143,000
Warrant contracts issued in August 2008	521,000	1,056,000
Warrant “B” contracts issued in February 2011	452,000	928,000

	4,322,000	5,032,000
Derivative instruments classified as non-current liabilities:
Warrant contracts issued in August & September 2009	56,000	124,000

Total balance of derivative instruments	$4,378,000	$5,156,000

We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We used the Black-Scholes model to calculate the value of the June 2007 Warrants, the August 2009 Warrants, the September 2009 Warrants, and the “B” Warrants issued in February 2011. For the derivative warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants and the August 2008 Warrants), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths are then averaged to determine the value of the derivative instruments as of the reporting period date.

The following table summarizes the changes in the fair value during the three months ended July 31, 2011 for the derivative instrument liabilities using Level 3 inputs:

	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants	Feb ‘11 “B” Warrants	Total
Balance at April 30, 2011	$3,292,000	$57,000	$521,000	$56,000	$452,000	$4,378,000
Fair value adjustments recognized in earnings	688,000	86,000	535,000	68,000	476,000	1,853,000
Settlements associated with warrant exercises	(1,075,000)	—	—	—	—	(1,075,000)

Balance at July 31, 2011	$2,905,000	$143,000	$1,056,000	$124,000	$928,000	$5,156,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2011 and July 31, 2011 were as follows:

	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	Aug/Sept ‘09 Warrants	February ‘11 “B” Warrants
April 30, 2011:
Annual volatility (1)	86.2%	83.2%	79.2%	54.0%-85.6%	76.80%
Risk-free rate	1.0%	1.5%	1.5%	0.4%-1.0%	1.97%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$2.58	$2.58	$2.58	$2.58	$2.58
Conversion / exercise price	$3.05	$41.80	$43.65	$17.00	$6.00

July 31, 2011:
Annual volatility (1)	82.5%	84.1%	81.5%	47.4%-85.4%	77.80%
Risk-free rate	0.6%	0.6%	1.0%	0.2%-0.55%	1.35%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$4.36	$4.36	$4.36	$4.36	$4.36
Conversion / exercise price	$2.92	$41.80	$38.60	$17.00	$6.00

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

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

9. Stockholders’ Equity

Increase in Authorized Shares

Pursuant to a Special Meeting of Stockholders held on May 10, 2011, our stockholders authorized an increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, of which 100,000 has been designated as Series B common stock.

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

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 12 for the three months ended July 31, 2010 and 2011 is:

	Three Months Ended July 31,
	2010	2011
Cost of product sales	$4,427	$8,551
Research and development	26,251	45,501
Selling, general and administrative	186,935	206,108

Total share-based compensation	$217,613	$260,160

Share-based compensation cost includes $17,503 and $96,663 related to restricted stock awards for the three months ended July 31, 2010 and 2011, respectively.

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

Stock Options

Below is a summary of the options activity for the three-month period ending July 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2011	420,784	$16.04
Granted	—	$—
Exercised	—	$—
Forfeited	(7,060)	$12.21
Expired	(67)	$61.18

Options outstanding at July 31, 2011	413,657	$16.10

Vested and expected to vest at July 31, 2011	394,011	$16.10	5.6	$—
Options exercisable at July 31, 2011	182,524	$20.82	4.3	$—

The aggregate intrinsic value in the table above is based on our closing stock price of $4.36 per share as of the last business day of the first quarter of fiscal 2012, which amount would have been received by the optionees had all options been exercised on that date.

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended July 31,
	2010	2011
Weighted average grant date fair value per share	No activity	No activity
Intrinsic value of options exercised	No activity	No activity
Total fair value of options vested during the period	$68,828	$62,790

Below is a summary of unvested restricted stock activity under the Stock Incentive Plan for the three months ended July 31, 2011:

Unvested Shares of Restricted Stock
Unvested restricted stock outstanding at April 30, 2011	93,750
Issued in fiscal year 2012	—
Vested in fiscal year 2012	—

Unvested restricted stock outstanding at July 31, 2011	93,750

On May 1, 2011, an additional 353,843 shares of common stock became available for future grant under the Stock Incentive Plan pursuant to an “evergreen” provision contained in the Stock Incentive Plan. At July 31, 2011, there were 658,379 shares of common stock available for grant under the Stock Incentive Plan.

Warrants

In connection with a $12.5 million private placement offering completed on June 29, 2006, investors received warrants to purchase 44,020 shares of our common stock at a fixed exercise price of $78.80 per share to the investors (the “June 2006 Warrants”). The warrants expired in June 2011.

In connection with a $10.0 million private placement offering completed on October 27, 2006, investors received warrants to initially purchase 106,707 shares of our common stock at an initial exercise price of $47.20 per share (the “October 2006 Warrants”). In July 2011, we issued 172,401 shares upon the exercise of 365,916 warrants on a cashless basis by certain holders of the October 2006 Warrants. As a result of the warrant exercises in July 2011, we recorded a $1,075,000 reduction in the balance of derivative liabilities associated with the warrant contracts (see Note 8) and recognized a gain of $184,000 in connection with the settlement of derivative liabilities. The remaining warrants are subject to reset as discussed below, can be exercised at any time and expire in April 2014.

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

In connection with a $19.1 million registered direct offering completed on August 25, 2008, the investor received warrants to initially purchase 675,000 shares of our common stock at an initial exercise price of $80.00 per share (the “August 2008 Warrants”). The warrants were subject to reset as discussed below, can be exercised at any time and expire in August 2015.

In connection with a $12.3 million private placement offering completed in two rounds that closed on August 3, 2009 (the “August 2009 Warrants”) and September 4, 2009 (the “September 2009 Warrants”), investors received warrants to purchase 100,481 shares of our common stock at a fixed exercise price of $17.00 per share to the investors. The warrants are exercisable anytime of which 32,005 relate to the August 2009 Warrants and expire in August 2014 and 68,476 relate to the September 2009 Warrants and expire in September 2014. In connection with the transaction, the placement agent also received 51,197 warrants to purchase shares of our common stock at a fixed exercise price of $17.00 per share that are exercisable anytime of which 36,197 expire in September 2012 and 15,000 expire in September 2014.

On April 16, 2010, in connection with the acquisition of SPI, we provided the former SPI warrant holders with Quantum replacement warrants that allowed these former SPI warrant holders to purchase up to 102,822 shares of our common stock at fixed exercise prices ranging from $9.60 to $48.20 per share (the “April 2010 Replacement Warrants”). The remaining 29,500 replacement warrants at April 30, 2011 had a fixed exercise price of $17.60 per share and expired on May 13, 2011.

In connection with a $10.9 million private placement offering completed on various dates from April 2010 through July 2010 (the “Spring 2010 Warrants”), investors received warrants to purchase 197,217 shares of our common stock at a fixed exercise price of $18.20 per share to the investors. The warrants can be exercised anytime and expire five years from the date they were issued (April 2015 thru July 2015). In connection with the transaction, the placement agent also received 121,859 in warrants to purchase shares of our common stock at a fixed exercise price of $18.20 per share that are currently exercisable of which 96,859 expire in July 2013 and 25,000 expire in May 2015.

On October 13, 2010 and October 19, 2010, in connection with the issuance of the 2010 Bridge Notes, investors received warrants to purchase 36,197 shares of our common stock at a fixed exercise price of $13.40 per share (the “October 2010 Warrants”). The warrants expire five years from the date they were issued.

On January 3, 2011, in connection with the execution of a Forbearance Agreement and restructure of the debt portfolio, our senior lender received warrants to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. In connection with the private placement offering that closed on February 18, 2011 in which the senior lender participated, the senior lender agreed not to exercise the warrants until after August 18, 2011 and the expiration date of the warrants was modified from January 3, 2014 to February 18, 2014.

On January 18, 2011, in connection with amendments to the 2010 Bridge Notes, the bridge investors received warrants to purchase up to 131,892 shares of our common stock at a fixed exercise price of $9.20 per share. The warrants expire in January 2014.

On February 18, 2011, in connection with a private placement offering that raised $5.1 million in net proceeds, investors received “A” warrants and “B” warrants to purchase up to 562,131 and 292,533 shares of our common stock at a fixed exercise price of $6.57 and $6.00 per share, respectively. Our senior lender also participated in the private placement offering by reducing $2.0 million of the outstanding principal balance under the LOC in exchange for receiving shares of our common stock and “A” warrants and “B” warrants to purchase up to 197,239 and 101,400 shares of our common stock at a fixed exercise price of $6.57 and $6.00 per share, respectively. The warrants became exercisable after six months and expire in February 2016.

On May 9, 2011 and May 20, 2011, in connection with the issuance of the May 2011 Bridge Notes, investors received warrants to purchase 168,768 shares of our common stock at a fixed exercise price of $2.92 per share (the “May 2011 Warrants”). The warrants expire in May 2014.

In connection with a $10.0 million private placement offering completed in three rounds that closed on June 15, 2011, June 20, 2011 and July 6, 2011 (collectively, the “June/July 2011 Warrants”) investors received warrants to purchase 1,865,591 and 57,079 shares of our common stock at fixed exercise prices of $3.85 and $3.90 per share, respectively. The warrants are exercisable after six months from issuance of which 1,502,941 expire in June 2016 and 419,729 expire in July 2016. In connection with the transaction, the placement agent also received 858,718 warrants to purchase shares of our common stock at fixed exercise prices ranging from $3.12 to $3.90 per share that are exercisable after six months from issuance of which 769,511 expire in June 2018 and 94,348 expire in July 2018.

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009, September 2009 and the “B” warrants issued in February 2011. We have further concluded that equity classification is appropriate for all the remaining warrants that were outstanding during the three month period ended July 31, 2011 due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2011 and July 31, 2011, and a summary of the changes in the fair values of those derivative instruments during the three months ended July 31, 2011 are disclosed in Note 8.

The October 2006 Warrants and August 2008 Warrants contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed equity transactions through July 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $2.92 and $38.60, respectively. As of July 31, 2011, the August 2008 Warrants had been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 1,334,908 and 1,398,964, respectively, during the first quarter of fiscal 2012 prior to the exercise of a portion of the October 2006 Warrants in July 2011 as discussed above. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant activity and warrants outstanding for the three month period ending July 31, 2011, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at April 30, 2011	4,916,374
Issued—original number	2,955,297
Issued—additional number (1)	218,524
Exercised	(365,916)
Expired	(73,520)

Warrants outstanding at July 31, 2011	7,650,759

(1)	Additional number of warrants issued is associated with reset provisions of the October 2006 Warrants and the August 2008 Warrants.

Shares Available

The number of undesignated shares available as of July 31, 2011 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares authorized (1)	49,900,000	100,000	20,000,000
Less shares issued and outstanding at July 31, 2011	(15,591,054)	(49,998)	—
Less shares designated as of July 31, 2011 for issuance under:
Stock options	(413,657)	—	—
Warrants	(7,650,759)	—	—
Conversion of principal under convertible notes (2)	(1,288,034)	—	—

Total shares designated for future issuance	(9,352,450)	—	—

Undesignated shares available	24,956,496	50,002	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Consent Fee Term Note (3)	300,000	—	—

(1)	Includes an additional 30,000,000 of common shares authorized by shareholders on May 10, 2011.
(2)	Represents number of shares upon conversion of $12.7 million of principal and interest maturing on August 31, 2011 under three convertible notes at a fixed conversion price of $9.80 per share (later amended, see Note 15).
(3)	Repayment of principal in shares is at our option, subject to certain conditions, including that our share price must be at least $10.00 for five consecutive business days prior to the payment date; represents the number of shares necessary for repayment of our term debt assuming $10.00 per share (later amended, see Note 15).

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the three months ended July 31, 2011:

	Common Stock Shares	Total Equity (Deficit)
Balance at April 30, 2011	11,794,762	$38,578,045
Share-based compensation on stock option and restricted stock awards	—	260,160
Issuance of common stock to investors, net of transaction costs	3,204,475	8,804,833
Issuance of common stock in satisfaction of debt principal	399,416	1,850,458
Issuance of common stock in exchange for professional services	20,000	—
Issuance of common stock in connection with warrant exercises	172,401	891,000
Issuance of warrants in connection with debt issuance	—	316,478
Foreign currency translation	—	(300,953)
Net loss	—	(7,865,026)

Balance at July 31, 2011	15,591,054	$42,534,995

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended July 31,
	2010	2011
Comprehensive loss, net of tax:
Net loss, as reported	$(1,614,615)	$(7,865,026)
Currency translation adjustments	(392,409)	(300,953)

Comprehensive loss, net of tax:	$(2,007,024)	$(8,165,979)

10. Income Taxes

For our US-based businesses, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards that are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.

Our wholly-owned subsidiary, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of July 31, 2011 on the accompanying condensed consolidated balance sheet.

11. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended July 31,
	2010	2011
Numerators for basic and diluted loss per share data:
Net loss attributable to stockholders	$(1,614,615)	$(7,865,026)
Denominator for basic and diluted loss per share data—weighted-average shares	9,018,332	13,664,000
Basic and diluted per share data:
Net loss attributable to stockholders	$(0.18)	$(0.58)

For the three month periods ending July 31, 2010 and 2011, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	As of July 31,
	2010	2011
Stock options	212,685	413,657
Warrants	2,669,919	7,650,759
Convertible notes	808,582	1,288,034
Term notes	713,224	300,000
Lender Commitment	704,225	—

	5,108,635	9,652,450

12. Business Segments and Geographic Information

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

Renewable Energy Segment

Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and provider of related development services and is a licensed electricity generator and wholesaler. Our development of renewable energy projects involves several sequential stages of completion and advancement before a project becomes operational. Feasibility studies are conducted to obtain sufficient data to validate the wind and/or solar energy capacity from a prospective project. Easements are negotiated with local landowners to allow for the development of an energy farm on their properties. Applications are submitted to local utility providers to obtain approvals for grid interconnections, and environmental assessments and feasibility studies are completed and submitted to Federal, Provincial and Municipal governments to obtain permits for construction and commissioning. Finally, Power Purchase Agreements (PPAs) are secured with a utility provider or power broker as a project approaches the construction and operational stage.

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

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. For the three months ended July 31, 2011, Corporate expenses also includes impairment charges related to long-lived assets associated with Quantum Solar and our investment in PCD.

All activities of Quantum Solar, which is still in the preliminary phase of its anticipated solar module manufacturing operation are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability. If Quantum Solar commences its manufacturing operations, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

Geographic Information

Our long-lived assets as of April 30, 2011 and July 31, 2011 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we are developing as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Financial Information by Business Segment

Selected financial information by business segment is as follows:

	Three Months Ended July 31,
	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$3,315,006	$6,703,605
Renewable Energy	244,925	50,837
Corporate	—	—

Total	$3,559,931	$6,754,442

Operating Loss
Electric Drive & Fuel Systems	$(1,922,973)	$213,891
Renewable Energy	(355,252)	(584,828)
Corporate	(2,347,118)	(4,921,524)

Total	$(4,625,343)	$(5,292,461)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$582,001	$3,162,549
Cost of product sales	(499,049)	(1,977,401)

Gross profit	$82,952	$1,185,148

Renewable Energy:
Net product sales	$62,069	$50,837
Cost of product sales	(60,151)	(33,393)

Gross profit	$1,918	$17,444

Capital Expenditures
Electric Drive & Fuel Systems	$56,108	$92,941
Renewable Energy	1,328,141	247,376
Corporate	—	—

Total	$1,384,249	$340,317

Depreciation
Electric Drive & Fuel Systems	$280,886	$270,812
Renewable Energy	28,880	24,840
Corporate	8,500	8,000

Total	$318,266	$303,652

Amortization and Impairment of Intangibles and Other Long-Lived Assets
Electric Drive & Fuel Systems	$—	$—
Renewable Energy	105,923	111,409
Corporate	—	958,572

Total	$105,923	$1,069,981

Identifiable assets by reporting segment are as follows:

	April 30, 2011	July 31, 2011
Identifiable Assets
Electric Drive & Fuel Systems	$41,040,995	$43,056,371
Renewable Energy	14,699,500	14,486,896
Corporate	16,229,552	16,611,356

	$71,970,047	$74,154,623

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

13. Commitments and Contingencies

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

14. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of our existing lease agreement, dated April 1, 2009, between us and our landlord. As of June 30, 2011, the remaining obligations under our existing lease were estimated at $2,239,000 in excess of the base rents that we have a contractual right to receive under the sublease agreement. Since we will continue to incur costs in excess of sub-lease rents for the remaining term of our existing lease agreement on the facility without economic benefit, we recognized a liability of $1,745,671 as of the cease-use date equal to the fair value of the excess lease costs and other transaction costs. The fair value of the future net cash flows was determined assuming a credit-adjusted risk-free rate of 15.0%. Included in selling, general and administrative costs on the accompanying condensed consolidated statement of operations for the three months ended July 31, 2011 are charges of $1,767,046 associated with the obligation.

The activity under the facility exit obligation for the period ended July 31, 2011 is as follows:

Facility exit obligation recognized as of cease-use date	$1,745,671
Facility lease payments	(66,920)
Transaction and other costs	(82,313)
Accretion of fair value discount recognized	21,375

Facility exit obligation, current and non-current	1,617,813
Less: current portion	(415,504)

Facility exit obligation, non-current	$1,202,309

15. Subsequent Events

On August 23, 2011, we entered into an agreement with certain accredited investors for the purchase and sale of senior subordinated unsecured promissory notes (the “August 2011 Bridge Notes”) and warrants. At the closing, we received gross proceeds of $1.15 million, which will be used for general working capital purposes, and issued warrants that have a five year term entitling the investors to purchase up to an aggregate of 115,000 shares of our common stock at $3.85 per share. The August 2011 Bridge Notes have a stated interest rate of 15% per year. Principal and accrued interest is due and payable on January 31, 2012. In connection with the transaction, we paid the placement agent a cash fee of $0.1 million.

On August 31, 2011, we and our senior lender entered into an Agreement and Amendment (the “Debt Amendment”) pursuant to which we agreed to amend the terms of the Convertible Notes and the Consent Fee Term Note. The material terms of the Debt Amendment, are as follows:

Material Amendments to Convertible Notes:

1. The maturity dates on the Convertible Notes were extended from August 31, 2011 to October 31, 2011. $2.0 million of the principal was due and paid on September 9, 2011 and the remaining principal and accrued interest of $10.7 million is due and payable on October 31, 2011. In exchange for the extension, we (i) issued 500,000 shares of our common stock to the senior lender and (ii) effective as of September 1, 2011, the conversion prices under each of the Convertible Notes were adjusted from $9.80 per share to $3.31 per share, which represented the closing price for a share of our common stock on August 31, 2011.

2. We were given the right to prepay all or part of the Convertible Notes.

Material Amendments to Consent Fee Term Note:

1. Our right to satisfy payment demands using shares of our common stock was amended to provide that we can exercise such right to use shares of our common stock as long as the VWAP of our common stock for the three consecutive trading day period prior to the date a payment demand is made is greater than $2.00. Prior to the execution of the Debt Amendment, we could only satisfy payment demands using shares of our common stock if our share price was at least $10.00.

2. The senior lender’s right to make payment demands was amended so that no payment demands can be made prior to October 31, 2011 unless our VWAP is greater than $2.00.

3. We were given the immediate right to prepay all or part of the Consent Fee Term Note (the “Call Right”). In the event we exercise our Call Right, the amount so called must be paid in cash. Prior to the execution of the Debt Amendment, we could not call any part of the Consent Fee Term Note until January 16, 2012.

Other Material Terms:

The Debt Amendment provides that under no circumstances can we issue to the senior lender on an aggregate basis, upon conversion of the Convertible Notes or in satisfaction of payment demands made under the Consent Fee Term Note, shares constituting more than 19.99% of our issued and outstanding shares immediately prior to the execution of the Debt Amendment (“Share Cap Limitation”). In the event that the senior lender attempts to make a conversion under the Convertible Notes but is unable to effect all or part of such conversion because of the Share Cap Limitation, then we are obligated to pay the senior lender an amount in cash equal to the product of (a) the number of shares in excess of the Share Cap Limitation, and (b) the lesser of (i) the VWAP of our common stock for the three consecutive trading days ending on the trading day immediately preceding the effective date of such conversion, and (ii) $4.50.

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from Canadian Dollar (CDN) 2.0 million to CDN $2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The Zephyr Agreement requires the transaction to be completed by September 30, 2011 and is subject to certain contingencies and the parties’ satisfaction or waiver of certain closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, approval by and consent from our senior secured lender.

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

Forward-Looking Statements

All statements included in this report and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to, statements regarding our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations, our belief that our current operating plan will allow us to achieve profitability, our expectations of future revenue, expenses, gross margin and operating profit (loss), the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries, when our Q-Drive powertrain architecture and other products and technologies will be commercialized, our plans to develop new lower cost technologies, the number of vehicles that Fisker Automotive expects to sell, our belief that we will be a supplier to Fisker Automotive on a long-term basis, our expectation of liquidity requirements to fund our operations and debt over the next twelve months, our intentions to commission a solar manufacturing facility in southern California, our expectation that the US, state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits, our belief that our alternative fuel technologies give us a competitive advantage over our competitors, our intentions to support the growth of our subsidiary, Schneider Power Inc., and our German affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola), our intentions to establish joint development programs and strategic alliances with leaders in the alternative energy industry, our relationship with General Motors and the impact such relationship will have on our ability to develop our products, the impact that new accounting pronouncements will have on our financial statements, and the effect that an adverse result in Asola’s dispute with its solar cell supplier or its business generally could have on our financial statements.

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

We are a fully integrated alternative energy company and a leader in the development and production of advanced clean propulsion systems, and renewable energy generation systems and services. Our consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly-owned subsidiary, Schneider Power Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc (Quantum Solar).

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy business segments. The Corporate segment also includes activities of our anticipated future operating segments. Certain financial information related to each of our reporting segments can be found in the financial statements that are included in this quarterly report.

Business Update

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

We have developed our Q-Drive hybrid system for Fisker Automotive’s first production car, a plug-in hybrid sports sedan called the Fisker Karma. Our Q-Drive system evolved over several years of innovation and development. Our Q-Drive system takes full advantage of the performance potential of electric drive systems while achieving high fuel mileage and low emissions through its integrated plug-in hybrid electric vehicle (PHEV) design. Benefits of our Q-Drive system include optimized fuel efficiency and superior performance, unchanged gas station infrastructure, and convenient battery recharging with any 110-volt outlet, 220/240-volt fast-charging, or possibly using a solar energy powered re-charging station.

We also have other derivative drive systems within our family of hybrid drives, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as “Q-Force” and our proprietary “F-Drive” propulsion system specifically engineered for a plug-in electric hybrid version of the Ford F-150 pickup truck, one of the highest volume selling fleet vehicles in America. We are partnering with The Dow Chemical Company to launch a plug-in hybrid electric F-150 truck incorporating our proprietary F-Drive propulsion system.

Our packaged fuel systems are comprised of high pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines and hydrogen fuel cell vehicles.

We supply our hybrid electric drive systems and packaged fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. We believe a commercial market is developing for our Q-Drive system due to Fisker Automotive’s production launch of the Fisker Karma vehicle platform. We believe this is the first step to market introduction of our Q-Drive technology and will demonstrate the technical feasibility and fuel economy advantages of our PHEV technology.

We are also engineering and developing a “2nd Generation” scaled version of our hybrid drive system that is specifically directed at lower-cost light duty vehicles, including mid-size cars and pickup trucks, to significantly advance PHEVs and the average fuel economy in the near term. In May 2011, we announced the receipt of a $1.4 million grant from the California Energy Commission (CEC) for product and technology development for innovative plug-in hybrid electric systems that are expected to accelerate the adoption of PHEVs through improved operational efficiencies and reduced cost. The grant will be applied towards product validation and to set up a pilot production line to accelerate launching of the new hybrid electric products developed by our product engineering and commercialization team.

We have been providing drive train development and vehicle integration services to Fisker Automotive for their Fisker Karma vehicle since November 2007 and recently completed the final stages of development. Production of the Karma officially commenced in April 2011 and during the first quarter of fiscal 2012, we shipped production level component parts to Fisker Automotive pursuant to our long-term production supply agreement with Fisker Automotive. During the quarter we also provided engineering services to support the launch of the Karma production vehicle.

In August 2011, we were awarded a purchase contract from Daimler AG (DAI.DE) for ultra-light weight hydrogen storage tanks. Under this contract, we will develop 10,000 psi (70 MPa) high capacity carbon fiber composite hydrogen tanks that are designed specifically for potential use in future Mercedes Benz zero emission fuel cell electric vehicles. We will apply our advanced ultra-lightweight carbon composite and polymer liner technology to design and validate hydrogen tanks to the latest European standards and additionally to the stringent Mercedes Benz safety, performance and durability specifications.

We also have recently secured a significant contract award from another large automotive OEM to develop, validate and supply ultra-lightweight carbon-composite hydrogen storage tanks specifically optimized for the proprietary requirements of this new OEM customer.

We are also experiencing increased demand for our compressed natural gas (CNG) storage systems. During fiscal 2011, we received over $3.0 million in purchase orders for CNG storage systems for bus and heavy duty application. We also recently introduced a CNG cylinder technology capable of allowing Class A trucks to travel 1,000 miles before refueling. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems. We believe our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and to improve gas mileage. We also believe lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics.

In August 2011, we announced that we had secured a purchase contract for 200 additional ultra-lightweight high capacity CNG storage systems from a large US natural gas vehicle integrator of light-duty trucks. We are also currently in the final negotiations with a large automotive OEM for a multi-year program to provide CNG storage systems for a full-size passenger vehicle platform.

We believe that these new contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions.

Renewable Energy

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

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN $2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The Zephyr Agreement requires the transaction to be completed by September 30, 2011 and is subject to certain contingencies and the parties’ satisfaction or waiver of certain closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, approval by and consent from our senior secured lender.

Although the long-term prospects for renewable energy remain attractive, both the solar and wind industries are being affected by short-term economic variables, changing industry dynamics and uncertain parameters relating to pricing, government policies and overall supply/demand issues. See Renewable Energy Industry Update below.

Corporate Segment

In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. On September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our recent determination that due to market conditions, the development of such a full scale solar panel assembly facility is not economical at this time. We continue to evaluate the economics of a modified, scaled-down assembly facility which would involve sourcing Chinese produced solar panel sub-systems through our relationship with our affiliate, Asola, and Asola’s relationship with a Chinese manufacturer of solar energy products. In the scaled-down version, Quantum Solar’s facility would provide final assembly and testing while leveraging the pre-established China-based sub-systems. We may reapply in the future for CEC or other government supported renewable energy program funding, but cannot provide any assurance that such funding will be awarded or made available to us.

On March 14, 2011, we amended a non-binding Letter of Intent with Asola’s majority share holder, ConSolTec GmbH (ConSolTec) that we executed in August 2010, which sets forth terms related to a proposed transaction pursuant to which we and ConSolTec would establish a newly formed holding company, with us as the controlling equity holder, to create a solar panel manufacturing, distribution and sales entity to service global markets (the “Asola LOI”). The assets of the new entity would include Asola and Quantum Solar as wholly-owned subsidiaries. In December 2010, we and ConSolTec established Asola Quantum Solarpower AG to serve as the holding company. The remainder of the transactions contemplated by the Asola LOI is contingent upon several conditions including our ability to raise a certain level of capital in order to provide compensation to ConSolTec and to provide sufficient equity capital to Asola Quantum Solarpower to fund its expansion into additional global markets. Although the amended Asola LOI expired on June 30, 2011, we continue to discuss the transactions contemplated by the Asola LOI with ConSolTec (see Liquidity).

Renewable Energy Industry Update

During the past year, the solar and wind industry has been negatively impacted by the underlying economics of producing solar panels, over supply of solar panel products caused by excess capacity, and uncertain government subsidies and tariff programs. In particular, market conditions have been dominated by downward pressure on solar panel pricing over the past year due to considerable Chinese government financial support given to Chinese solar panel manufacturers enabling them to bring on line significant levels of solar production capacity. The added capacity and over supply of solar panels is creating instability in market pricing. At the same time, certain other governments are cutting or reassessing wind and solar feed-in-tariff rate programs and subsidies which is effecting the economic viability of new solar and wind projects in parts of Europe and North America.

Just recently, certain high profile U.S. based solar manufacturers have filed for bankruptcy due in part to the changing economics underlying their business models; particularly, the pricing of solar products. An oversupply of solar panels globally has reduced solar panel pricing to levels that make it cost prohibitive for many U.S. and European based manufacturers. According to industry analysts, most U.S, Japanese and European solar companies still have a technological edge over Chinese rivals, but rarely a cost advantage. China is driving market conditions and, while this may be positive for the long-term adoptability of renewable energy, it requires the renewable industry to reassess its supply chain, re-engineer manufacturing processes and develop a global perspective.

Many U.S., Japanese and European solar manufacturers are responding to these changing dynamics by developing relationships within China and changing their supply chain processes to enable them to compete at these reduced pricing levels. Nonetheless, the uncertainty in future levels of excess capacity and pricing coupled with uncertain government loan programs and subsidies is currently creating a challenging environment for the renewable energy industry. While we expect long-term market conditions and the demand for renewable energy to improve, we can provide no assurance that this trend will not continue for the foreseeable future.

Results of Operations

Three Months Ended July 31, 2010 and 2011

Total revenues and operating losses for our business segments and gross profit on our product sales for the three months were as follows:

	Three Months Ended July 31,
	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$3,315,006	$6,703,605
Renewable Energy	244,925	50,837
Corporate	—	—

Total	$3,559,931	$6,754,442

Operating Loss
Electric Drive & Fuel Systems	$(1,922,973)	$213,891
Renewable Energy	(355,252)	(584,828)
Corporate	(2,347,118)	(4,921,524)

Total	$(4,625,343)	$(5,292,461)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$582,001	$3,162,549
Cost of product sales	(499,049)	(1,977,401)

Gross profit	$82,952	$1,185,148

Renewable Energy:
Net product sales	$62,069	$50,837
Cost of product sales	(60,151)	(33,393)

Gross profit	$1,918	$17,444

Electric Drive & Fuel Systems Segment

Overall segment revenues increased $3.4 million, from $3.3 million in the first quarter of fiscal 2011 to $6.7 million in the first quarter of fiscal 2012. The increase in revenue in fiscal 2012 is primarily related to increased activities related to the Fisker Karma development program and product shipments to Fisker Automotive.

Fisker Automotive comprised 31% and 58%, and General Motors comprised 11% and 16%, of the total Electric Drive & Fuel Systems segment revenue reported for the first quarters of fiscal years 2011 and 2012, respectively. For the remainder of fiscal 2012 and for the foreseeable future, we anticipate that Fisker Automotive will continue to represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components to and provide development services in support of Fisker Automotive’s Karma vehicle.

Product revenue for the Electric Drive & Fuel Systems segment increased $2.6 million, or 433%, from $0.6 million in the first quarter of fiscal 2011 to $3.2 million in the first quarter of fiscal 2012. The increase in the current period is due in part to shipments of our Q-Drive hybrid drive system production level components for the Fisker Karma that began in the fourth quarter of fiscal 2011 and increased shipments of high pressure fuel storage tanks for CNG applications in the current period as compared to the prior year period. We expect product revenue to continue to increase over the remainder of fiscal 2012 due to Fisker Automotive’s anticipated increase in production of the Fisker Karma and the planned launch of our F-150 PHEV program in the second half of fiscal 2012.

Contract revenue for the Electric Drive & Fuel Systems segment increased $0.8 million, or 30%, from $2.7 million in the first quarter of fiscal 2011, to $3.5 million in the first quarter of fiscal 2012. Contract revenue is derived primarily from system development and application engineering of our products under customer funded contracts. Contract revenue recognized from engineering and support services provided to Fisker Automotive and General Motors was $2.3 million and $0.9 million, respectively, for the first quarter of fiscal 2012.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $1.5 million, or 300%, from $0.5 million in the first quarter of fiscal 2011, to $2.0 million in the first quarter of fiscal 2012, primarily as a result of increased product sales.

Gross profits on product sales for the first quarter of fiscal 2012 improved $1.1 million, from $0.1 million in the first quarter of fiscal 2011, to $1.2 million in the first quarter of fiscal 2012. The improved gross margins are primarily due to increased shipments of our products in fiscal 2012. We expect to continue to realize improvement in our gross margins for the remainder of fiscal 2012 as we anticipate increased product shipments to Fisker Automotive.

Research and development expense associated with development contracts was similar in the first quarters of the current and prior fiscal periods, decreasing slightly from $2.2 million in the first quarter of fiscal 2011 to $2.1 million in the first quarter of fiscal 2012.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment decreased $0.2 million, or 13%, from $1.5 million in the first quarter of fiscal 2011, to $1.3 million in the first quarter of fiscal 2012. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs. The decrease in internally funded research and development is mainly due to focusing our engineering resources on activities associated with the Fisker Karma program and other customer funded development contracts.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment for the first quarter of fiscal 2012 was $1.1 million, which approximated the same level of expenses incurred for the same three month period in the prior fiscal year.

Operating income for the Electric Drive & Fuel Systems segment improved $2.1 million, from an operating loss of $1.9 million in the first quarter of fiscal 2011, to an operating income of $0.2 million in the first quarter of fiscal 2012, mainly as a result of higher revenues generated in the current three month period. We expect operating income to continue to improve for the remainder of fiscal 2012 as a result of anticipated higher revenues related to the Fisker Karma program, the planned launch of our PHEV F-150 program and expanding development programs with new automotive OEMs.

Renewable Energy Segment

Through our wholly-owned subsidiary, Schneider Power, we recognized $0.1 million of product revenue in the first quarters of both fiscal 2011 and 2012 from energy sales related to the Providence Bay wind farm. Schneider Power also recognized $0.2 million of revenues from construction management services in the first quarter of the prior fiscal year for services associated with development of a wind farm owned by an unrelated third party which was completed in fiscal 2011.

Operating expenses incurred by Schneider Power amounted to $0.6 million in the first quarters of both fiscal 2011 and 2012. Included in operating costs for both the current and prior year period was $0.1 million of amortization expense relating to intangible assets associated with the renewable energy project portfolio identified in connection with the acquisition of Schneider Power.

Schneider Power’s operating loss was $0.4 million for the first three months of fiscal 2011 and $0.6 million for the first three months of fiscal 2012.

We expect Schneider Power’s operating activities to increase for the remainder of fiscal 2012 if we are able to obtain sufficient project debt and equity financing to acquire renewable energy projects and or enable continued development and construction of Schneider Power’s existing portfolio of wind and solar farm projects.

Corporate Segment

Corporate expenses increased $2.6 million, from $2.3 million in the first quarter of fiscal 2011, to $4.9 million in the first quarter of fiscal 2012, primarily as a result of charges of $1.8 million in connection with our exit from a facility located in Lake Forest, California and a charge of $0.9 million for impairments of long-lived assets that occurred in connection with the recoverability of deposits made on certain solar manufacturing equipment, each of which are more fully described below.

Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems segment, our Renewable Energy segment, and any future operating segments in addition to the non-recurring charges discussed further below. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Excluding the facility exit and impairment charges, general and administrative expenses of the Corporate segment as a percentage of total consolidated revenues decreased to 33% for the first quarter of fiscal 2012, as compared to 66% for the first quarter of fiscal 2011, primarily due to higher revenues and lower costs realized in the current three month period. We expect recurring Corporate expenses as a percentage of total consolidated revenues to further improve for the remainder of fiscal 2012 as we anticipate that our consolidated revenues will be proportionately higher than the increase in Corporate expenses over the next nine months.

In June 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of our existing lease agreement, dated April 1, 2009, for that facility (the “Master Lease”). The fair value of our remaining obligations under the Master Lease exceeds the amount of rent we will receive under the sublease agreement by $1.7 million. Since we will continue to incur costs in excess of the sublease rents received for the remaining term of the Master Lease without economic benefit, we recognized charges of $1.8 million in the first quarter of fiscal 2012.

Impairments of long-lived assets amounted to $1.0 million in the first quarter of fiscal 2012. The amount recognized relates in part to the impairment of $0.9 million associated with the recoverability of certain deposits made on solar equipment orders in connection with the anticipated start up of Quantum Solar’s manufacturing operations in California. The equipment on order was originally intended to be used by us in a full-scale, vertically-integrated solar panel assembly facility in Irvine, California; however, we recently suspended the full-scale project due to current market conditions. We are currently pursuing a restructure of our orders or a return of a portion of our deposits on the equipment orders with the suppliers as we evaluate the economics of a modified, scaled-down assembly facility. We also recognized an impairment charge of $0.1 million associated with our equity investment in Power Control and Design, representing the write-off of the remaining balance of our investment.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.6 million in the first quarter of fiscal 2012, as compared to $0.5 million recognized in the first quarter of fiscal 2011. Interest expense primarily relates to debt instruments payable to our senior lender. The increase in expense during the current period is primarily related to higher effective interest rates incurred associated with investor bridge term loans that were issued in May 2011, including the amortization of debt origination costs associated with the new bridge debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at July 31, 2011 consisted of certain warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants, the September 2009 Warrants, and the “B” warrants issued on February 18, 2011. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a loss of $1.9 million in the first quarter of fiscal 2012, compared to a gain of $3.4 million in the first quarter of fiscal 2011. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The unrealized loss recognized in the current period was primarily attributable to the increase in our closing share price during the first quarter of fiscal 2012 ($2.58 at April 30, 2011 and $4.36 at July 31, 2011) that materially increased the fair value of the derivative instrument liabilities during the current period.

Loss on Settlement of Debt and Derivative Instruments. During the first quarter of fiscal 2012, we settled a total of $1.8 million of principal under Term Note B and settled $1.1 million of derivative warrant obligations associated with the October 2006 Warrants, by the issuance of shares of our common stock. As a result of these in-kind settlements and related extinguishments, we recognized a loss of $42,000 related to the Term Note B payments and a gain of $184,000 related to the settlement of the derivative warrants in the first quarter of fiscal 2012.

Equity in Earnings (Losses) of Affiliates. During the first quarter of fiscal 2012, we recognized losses of $211,000, representing the net equity in losses of our affiliates that we account for under the equity method of accounting. The loss was primarily associated with our equity share of the operating results of Asola. In the first quarter of fiscal 2011, we recognized net earnings of $71,000, primarily representing our equity share in earnings of Asola.

Our equity in net losses of Asola of $191,000 for the first quarter of fiscal 2012 differs from our 24.9% share of $1.5 million in net loss of Asola that was reported for the three months ended July 31, 2011 under German GAAP. This difference is due to adjustments to equity in net earnings (losses) related to differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in losses under US GAAP for the three months ended July 31, 2011 as follows:

	Euros	US Dollars
Net loss of Asola under German GAAP for the three months ended July 31, 2011	(€1,033,772)	$(1,510,780)
Adjust earnings (losses) in accordance with US GAAP:
Foreign currency contracts	569,138	831,753
Other	(59,980)	(87,656)

Net loss of Asola under US GAAP for the three months ended July 31, 2011	(524,614)	(766,683)

Quantum’s share of net losses at 24.9% for the three months ended July 31, 2011	(€131,000)	$(191,000)

Income Taxes. Our income tax expense is minor for the first three months of both fiscal periods presented primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be minor for the remainder of fiscal 2012.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first three months of fiscal 2012 was $7.7 million, as compared to net cash used of $6.0 million during the first three months of fiscal 2011. The cumulative impact of net changes in operating assets and liabilities during the first three months of fiscal 2012 was a net decrease of $5.7 million, as compared to a net decrease of $1.7 million in the first three months of fiscal 2011. The net decrease in operating assets and liabilities in fiscal 2012 was mainly related to a decrease in accounts payable of $3.7 million and an increase in accounts receivable of $1.3 million. Excluding the changes in operating assets and liabilities, the cash used in operations improved from a use of $4.3 million in the first three months of fiscal 2011 to a use of $2.0 million in the first three months of fiscal 2012. We expect that the level of cash required to be used for operations during the twelve months of fiscal 2012 will be less than the level of cash used during fiscal 2011 primarily due to anticipated higher revenues and improved operating performance.

Net cash used in investing activities during the first three months of fiscal 2012 was $0.3 million, as compared to net cash used of $1.2 million during the first three months of fiscal 2011. Cash used to acquire and develop property and equipment was $0.3 million in the fiscal 2012 period, as compared to $1.4 million in the fiscal 2011 period.

Net cash provided by financing activities during the first three months of fiscal 2012 was $9.8 million, as compared to $6.3 million during fiscal 2010. Cash provided during the first three months of fiscal 2012 consisted principally of net proceeds of $8.8 million from a private placement of common stock and warrants and net proceeds of $1.4 million from a private placement of bridge term notes.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and borrowings with financial institutions and our current senior lender. Since May 1, 2011, we have completed the following capital transactions:

•

On May 9, 2011 and May 20, 2011, we raised cumulative gross proceeds of $1.5 million from a private placement sale of senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•

During May 2011, we elected to use our shares to satisfy $1.8 million of principal demands by our senior lender under a debt obligation we refer to as Term Note B. The total number of shares issued to our senior lender of 817,805 was based on a contractual formula under the note.

•

From June 15, 2011 through July 6, 2011, we completed a private placement offering of common stock and warrants pursuant to which we raised cumulative gross proceeds of $10.0 million. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

•

On August 23, 2011, we raised cumulative gross proceeds of $1.15 million from a private placement sale of senior subordinated bridge notes (August 2011 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million.

•

On August 31, 2011 we amended three convertible notes held by our senior lender that had a combined outstanding principal and accrued interest balance of $12.7 million (the “Convertible Notes”). The maturity dates under the Convertible Notes were extended from August 31, 2011 to October 31, 2011. $2.0 million of principal under the Convertible Notes was paid in cash on September 9, 2011 and the remaining $10.7 million of principal and accrued interest is due and payable on October 31, 2011. We also modified other features of the Convertible Notes and a term note that had an outstanding principal balance of $2.8 million held by the senior lender (the “Consent Fee Term Note”) on August 31, 2011 that are discussed further in Notes 7 and 15 to the accompanying condensed consolidated financial statements.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of July 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of August 31, 2011, consisted of cash and cash equivalents of $5.6 million.

As of August 31, 2011, we had $19.5 million of outstanding debt obligations, consisting of $12.7 million due under the Convertible Notes of which $2.0 million was due and paid on September 9, 2011 and the remaining balance matures on October 31, 2011, $1.6 million due under the 2011 Bridge Notes that mature on September 30, 2011, $2.8 million due under the Consent Fee Term Note that is payable on demand, $1.1 million due under the August 2011 Bridge Notes that mature on January 31, 2012, and $1.3 million related to a bank term loan that matures on April 3, 2012.

In order to have sufficient cash for our operations and debt service needs, we will need to either: (i) raise a significant amount of additional capital in the coming weeks, (ii) refinance our senior indebtedness, or (iii) seek an extension of the maturity dates of our senior debt obligations. We believe that our existing principal sources of liquidity will only be sufficient to fund our activities and debt service needs through October 1, 2011.

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

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to complete the proposed Asola LOI transaction (see Note 4), acquire or complete the build out of our planned wind and solar development projects, and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues, and improve profit margins for our business to be sustainable over the long term. We do not plan to move forward with the proposed Asola LOI transaction or the renewable energy projects until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects and maintain sufficient levels of working capital for our overall business.

Given our historical operating results and the difficult credit markets that currently exist, we do not expect that we will be able refinance our senior indebtedness with a traditional commercial loan. Rather, we will need to seek an alternative loan arrangement such as a convertible debenture or other equity linked debt securities.

We are currently evaluating our options for raising additional capital in order to maintain sufficient liquidity to meet our obligations as they become due. The actual amount of capital that we will need to raise is highly dependent upon the levels of debt conversions, if any, by our senior lender and our ability to further extend the scheduled maturity dates of our obligations. We cannot provide any assurances that we will be able to further modify the current arrangements with our senior lender.

If we are unable to raise sufficient capital to fund our working capital needs or repay our debt obligations as they mature or otherwise refinance those debt obligations or extend the maturity dates, it would have a material adverse affect on our business and our ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2011, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with certain of our warrants issued in October 2006, June 2007, August 2008, August 2009, September 2009, and the “B” warrants issued on February 18, 2011. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $4.36 per share on July 31, 2011, the fair value of our derivative instruments would increase and a charge in the amount of $0.6 million related to the increase in fair value of the derivatives would be recognized as follows:

	Fair Value	Effect of 10%
	Reported at	Pro forma Share	Pro forma
Derivative Financial Instrument:	July 31, 2011	Price Increase	Fair Value
Warrant contracts issued in October 2006	$2,905,000	$299,000	$3,204,000
Warrant contracts issued in June 2007	143,000	29,000	172,000
Warrant contracts issued in August 2008	1,056,000	165,000	1,221,000
Warrant contracts issued in Aug/Sept 2009	124,000	23,000	147,000
Warrant “B” contracts issued in February 2011	928,000	130,000	1,058,000

	$5,156,000	$646,000	$5,802,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On July 31, 2011, one euro was equal to 1.44 US Dollars and one Canadian dollar was equal to 1.05 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$163.1 million, based on the currency exchange rate at July 31, 2011; a 10% decline in the US Dollar against the euro could require us to pay an additional US$16.3 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of July 31, 2011, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first three months of fiscal 2012.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

We issued warrants to investors in October 2006 and in August 2008 that contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issues shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed equity transactions through August 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants and August 2008 Warrants to $2.92 and $38.60, respectively. As of August 31, 2011, the August 2008 Warrants have been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 1,334,906 and 1,398,964, respectively, as of August 31, 2011. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants provided in connection with each of our private placement or public offerings in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for warrants issued in October 2006, June 2007, August 2008, August 2009, September 2009 and the “B” warrants issued in February 2011. We have further concluded that equity classification is appropriate for all the remaining warrants that were outstanding during the periods covered by these consolidated financial statements due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

New Accounting Pronouncements

No new accounting pronouncements have been adopted in the first three months of fiscal 2012.

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

Other than as discussed below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 2011. For a complete description of our risk factors, please refer to Exhibit 99.1.

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before October 1, 2011 to fund our operations in order to continue as a going concern.

Ernst & Young LLP, our independent registered public accounting firm for the fiscal year ended April 30, 2011, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended April 30, 2011, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the participation right held by the investors from the private placement transaction we completed in February 2011 as the existence of such participation right may deter investors from purchasing our equity or debt securities. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through October 1, 2011. In order to have sufficient cash to fund our operations beyond October 1, 2011, we will need to raise additional equity or debt capital before October 1, 2011 in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse affect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our senior secured lender when they mature. As of August 31, 2011, we owed our senior secured lender $15.5 million (Senior Debt Amount), which consists of (i) $12.7 million of principal and interest due under three convertible promissory notes of which $2.0 million was due and paid on September 9, 2011 and the remaining $10.7 million that is due on the scheduled maturity dates of October 31, 2011 and (ii) $2.8 million owing under a demand promissory note (referred to in our consolidated financial statements and elsewhere in this report as the Consent Fee Term Note) that is potentially payable in cash if our stock price is not above $2.00 per share at the time demand for payment is made. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the Senior Debt Amount, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

We have a history of operating losses and negative cash flow and we anticipate that we will need to raise additional funds to finance operations.

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from operations before income taxes of $28.0 million, $46.3 million and $11.3 million in fiscal 2009, 2010 and 2011, respectively, and $7.9 million for the first three months of fiscal 2012. We used $16.9 million, $14.7 million and $13.6 million of cash for operating activities during fiscal 2009, fiscal 2010 and fiscal 2011, respectively, and $7.7 million for the first three months of fiscal 2012.

To support our existing and new OEM customer programs, we will need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, our ability to commercialize our advanced propulsion and fuel systems, market acceptance of electric, plug-in electric and fuel cell vehicles, customer and market acceptance and use of our products, the development of an infrastructure to support electric, plug-in electric and fuel cell vehicles, increase in customer programs and product development, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, continue development programs, and to build out and increase our portfolio of wind and solar energy farms. If we are unable to secure such additional financing, it will have a material adverse effect on our business and we may have to limit operations in a manner inconsistent with our development and commercialization plans. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, our projections of the level of cash that will be required for our operations to reach profitability, the terms of the private placement transactions that we completed in the past, and the restricted availability of credit for emerging industries, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

RISKS RELATED TO OUR BUSINESS

We cannot provide any assurance that our affiliate, Asola, or our majority owned subsidiary, Quantum Solar, will be able to fully respond to the changing market conditions prevailing within the global solar industry.

Our German affiliate, Asola, has experienced operating losses during calendar 2011 which is requiring it to seek measures to reduce their cost structure to remain competitive. In this regard, Asola has developed a relationship with a Chinese based manufacturer of solar energy products to potentially source partially-assembled solar panel sub-systems in China. We cannot provide any assurance that this relationship will be successful or that the sourcing of these sub-systems will enable Asola or Quantum Solar’s planned U.S. solar panel operation to be competitive in the solar industry. Asola and Quantum Solar may encounter difficulty in integrating these sub-systems into final assembled products and these entities may not be able to reach expected cost objectives. The inability of Asola and Quantum Solar to manufacture competitively priced solar panels will have a material adverse effect on our solar operations and our ability to produce profits from our investments in these operations in the future. Further, our deposits with and our investments in and advances to Asola could become impaired if Asola is unable to remain competitive over the long term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2011 and July 22, 2011, we issued a combined total of 20,000 shares of our common stock to Advanced Equities, Inc. in partial payment of fees earned in connection with placement agent services performed for the Company. We did not receive any proceeds from the issuance. The shares were issued to an accredited investor in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. The transaction did not involve a public offering, was made without general solicitation or advertising, and there was no underwriter and no underwriting commissions or discounts.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended July 31, 2011.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

4.1	Form of Warrant issued by the Registrant to certain accredited investors on May 9, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

4.2	Form of Warrant issued by the Registrant to certain accredited investors on May 20, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

4.3	Form of Investor Warrant issued by the Registrant to certain accredited investors on June 15, 2011 and June 20, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.4	Form of Retainer Warrant issued by the Registrant on June 15, 2011 to J.P. Turner Partners LP for services rendered in connection with a private placement transaction that was closed on June 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.5	Form of Concession Warrant issued by the Registrant on June 15, 2011 and June 20, 2011 to J.P. Turner Partners LP for services rendered in connection with a private placement transaction that was closed on June 15, 2011 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.6	Form of Investor Warrant issued by the Registrant to certain accredited investors on July 6, 2011 (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

4.7	Form of Concession Warrant issued by the Registrant on July 6, 2011 to J.P. Turner Partners LP for services rendered in connection with a private placement transaction that was closed on July 6, 2011 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011) .

10.1	Form of Bridge Note and Warrant Purchase Agreement, dated May 9, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

10.2	Form of Senior Subordinated Promissory Note issued to certain accredited investors on May 9, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

10.3	Form of Bridge Note and Warrant Purchase Agreement, dated May 20, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.4	Form of Senior Subordinated Promissory Note issued to certain accredited investors on May 20, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.5	Form of Subscription Agreement, dated June 14, 2011 and June 20, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.6	Form of Registration Rights Agreement, dated June 15, 2011 and June 20, 2011, between the Registrant, J.P. Turner & Company, LLC and certain accredited investors (incorporated herein by reference to Exhibit10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.7	Sublease Agreement, dated June 29, 2011, between the Registrant and On The Edge Marketing (incorporated herein by reference to Exhibit10.66 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

10.8*	Form of Subscription Agreement, dated July 1, 2011, between the Registrant and certain accredited investors.

10.9	Form of Registration Rights Agreement, dated July 6, 2011, between the Registrant, J.P. Turner & Company, LLC and certain accredited investors (incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

99.1*	Risk Factors.

101*	The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	- Filed herewith