Form 10-Q
period 2011-10-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2011-12-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of December 5, 2011:

16,091,054 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,776,074	$3,288,652
Accounts receivable, net	5,765,926	13,078,602
Inventories, net	1,520,912	2,374,633
Prepaids and other current assets	713,716	1,559,087

Total current assets	10,776,628	20,300,974
Property and equipment, net	7,422,182	6,694,159
Investment in and advances to affiliates	7,041,522	6,459,070
Intangible asset, net	8,613,644	2,980,076
Goodwill	33,063,008	30,400,000
Prepayments to affiliate	4,440,600	4,203,930
Deposits and other assets	612,463	595,474

Total assets	$71,970,047	$71,633,683

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,259,098	$5,396,034
Accrued payroll obligations	1,300,647	1,292,543
Deferred revenue	359,031	1,180,775
Accrued warranties	47,653	269,898
Derivative instruments	4,322,000	1,912,000
Other accrued liabilities	2,094,786	2,482,564
Facility exit obligation, current portion	—	342,831
Debt obligations, current portion	18,530,762	17,360,681

Total current liabilities	32,913,977	30,237,326
Facility exit obligation, net of current portion	—	1,153,787
Debt obligations, net of current portion	203,318	41,609
Deferred income taxes	218,707	183,630
Derivative instruments	56,000	1,506,000
Commitments and contingencies (note 13)
Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding at April 30, 2011 and October 31, 2011	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding at April 30, 2011 and October 31, 2011	1,000	1,000
Common stock, $.02 par value; 19,900,000 shares authorized and 11,794,762 shares issued and outstanding at April 30, 2011; 49,900,000 shares authorized and 16,091,054 shares issued and outstanding at October 31, 2011	235,895	321,821
Additional paid-in-capital	420,907,771	437,992,664
Accumulated deficit	(383,046,971)	(399,312,764)
Accumulated other comprehensive income (loss)	480,350	(491,390)

Total stockholders’ equity	38,578,045	38,511,331

Total liabilities and equity	$71,970,047	$71,633,683

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Revenue:
Net product sales	$835,004	$9,260,350	$1,479,074	$12,473,736
Contract revenue	3,050,178	3,761,874	5,966,039	7,302,930

Total revenue	3,885,182	13,022,224	7,445,113	19,776,666
Costs and expenses:
Cost of product sales	878,440	6,722,172	1,437,640	8,732,966
Research and development	4,177,673	3,795,963	7,908,841	7,292,460
Selling, general and administrative	3,582,829	3,667,776	7,371,812	9,137,407
Amortization and impairment of long-lived assets	104,543	7,636,803	210,466	8,706,784

Total costs and expenses	8,743,485	21,822,714	16,928,759	33,869,617

Operating loss	(4,858,303)	(8,800,490)	(9,483,646)	(14,092,951)
Interest expense, net	(732,458)	(1,553,490)	(1,191,598)	(2,200,047)
Fair value adjustments of derivative instruments, net	4,070,000	4,532,000	7,482,000	2,679,000
Loss on modification of debt and derivative instruments, net	—	(2,550,583)	—	(2,550,583)
Gain on settlement of debt and derivative instruments, net	—	78,000	—	220,226
Equity in earnings (losses) of affiliates, net	74,720	(134,935)	145,955	(346,103)
Other income	17,212	—	17,212	—

Loss from operations before income tax expense	(1,428,829)	(8,429,498)	(3,030,077)	(16,290,458)
Income tax benefit (expense)	(25,963)	28,731	(39,330)	24,665

Net loss attributable to stockholders	$(1,454,792)	$(8,400,767)	$(3,069,407)	$(16,265,793)

Per share data - Net loss:
Basic & diluted	$(0.15)	$(0.53)	$(0.33)	$(1.10)
Weighted average shares outstanding:
Basic & diluted	9,389,963	15,972,574	9,204,148	14,818,406

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(3,069,407)	$(16,265,793)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment	667,523	609,705
Amortization and impairment of long-lived assets	210,466	8,706,784
Share-based compensation charges	569,539	510,101
Fair value adjustments of derivative instruments	(7,482,000)	(2,679,000)
Loss on modification of debt and derivative instruments	—	2,550,583
Facility exit obligation charges	—	1,793,907
Interest on debt obligations	688,051	2,021,860
Equity in earnings or losses of affiliates	(145,955)	346,103
Other non-cash items	(234,739)	(280,776)
Changes in operating assets and liabilities:
Accounts receivable	(749,106)	(7,315,059)
Inventories	174,536	(883,721)
Other assets	(591,648)	(559,134)
Accounts payable	(364,878)	(773,127)
Deferred revenue and other accrued liabilities	1,721,712	1,406,728

Net cash used in operating activities	(8,605,906)	(10,810,839)

Cash flows from investing activities:
Purchases and development of property and equipment	(1,512,798)	(893,808)
Proceeds from sale of asset held for sale	245,850	—
Payments to non-controlling interests	(105,364)	—

Net cash used in investing activities	(1,372,312)	(893,808)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	6,221,344	8,802,333
Borrowings on term notes, net of issuance costs	3,380,225	8,788,171
Borrowings on capital leases and other financing	304,710	31,859
Payments on facility exit obligations, net	—	(297,289)
Payments on debt obligations	(266,587)	(5,082,642)

Net cash provided by financing activities	9,639,692	12,242,432

Net effect of exchange rate changes on cash	(15,521)	(25,207)
Net increase (decrease) in cash and cash equivalents	(354,047)	512,578
Cash and cash equivalents at beginning of year	4,026,882	2,776,074

Cash and cash equivalents at end of year	$3,672,835	$3,288,652

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2011

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a fully integrated alternative energy company—a leader in the development and production of advanced clean propulsion systems, and renewable energy generation systems and services.

We provide advanced fuel system, electric drive, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, plug-in electric hybrid, electric, fuel cell and hydrogen hybrid vehicles.

We also provide powertrain design and engineering, system integration, manufacturing and assembly of components and packaged systems for electric, hybrid-electric, plug-in hybrid-electric, range extended plug-in electric, alternative fuel, and hydrogen vehicles, including refueling and recharging stations and systems. Through our wholly-owned subsidiary, Schneider Power Inc. (Schneider Power), we are also an independent power producer and developer of renewable energy projects and provider of related services.

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

Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, and aerospace companies.

We were incorporated in the state of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc., a wholly-owned subsidiary of IMPCO Technologies, Inc (IMPCO). We spun off from IMPCO and became a separate company on July 23, 2002.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly-owned subsidiary, Schneider Power, Inc. (Schneider Power), which we acquired on April 16, 2010, and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) a 24.9% interest in Asola Solarpower GmbH (Asola, formerly named Asola Advanced and Automotive Solar Systems GmbH), a solar module manufacturer located in Erfurt, Germany (ii) a 24.9% interest in Asola Quantum Solarpower AG (AQS), a holding company for certain divisions of Asola’s business, (iii) a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iv) a 22% interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, and (v) less than a 1% interest in Fisker Automotive, Inc., a plug-in electric hybrid vehicle manufacturer headquartered in Anaheim, California. See Note 4 for further discussion of these businesses.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

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

Reverse Stock Split

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 20 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 400.0 million to 20.0 million. The reverse stock split did not affect our 20.0 million shares of authorized preferred stock. The accompanying condensed consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split.

Capital Resources

From our inception, we have funded our operations, acquisitions and other strategic investments primarily with proceeds from public and private equity and debt offerings and borrowings under credit facilities with lending institutions. Subsequent to April 30, 2011, we completed the following capital transactions, which are discussed further in Notes 7, 9 and 15:

•

On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•

During May 2011 and June 2011, we issued 817,805 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation we refer to as Term Note B.

•

During the period of June 15, 2011 through July 6, 2011, we received gross proceeds of $10.0 million from the sale of common stock and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

•

On August 23, 2011, we received gross proceeds of $1.15 million from the sale of 15.0% senior subordinated bridge notes (August 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million.

•

On August 31, 2011, we issued 500,000 shares of our common stock to our senior lender in consideration for the senior lender’s agreement to, among other things, amend the repayment terms and maturity date of three convertible notes held by our senior lender that had a combined outstanding principal and accrued interest balance of $12.7 million (the Senior Convertible Notes) and were scheduled to mature on August 31, 2011.

•

On September 29, 2011 and October 12, 2011, we received gross proceeds of approximately $3.8 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “A” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.2 million.

•

During the period of October 17, 2011 through October 27, 2011, we received gross proceeds of $3.5 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.1 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

•

On November 2, 2011, we paid our senior lender a fee of $200,000 and issued a warrant to purchase up to 540,000 shares of our common stock in consideration for our senior lender’s agreement to further amend the maturity dates under the Senior Convertible Notes to December 15, 2011.

•

On November 15, 2011, we received gross proceeds of $0.45 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “C” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $0.4 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of October 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of November 30, 2011 consisted of cash and cash equivalents of $3.3 million.

As of November 30, 2011, we had $22.9 million of outstanding debt obligations, consisting of (i) $10.2 million due under the Senior Convertible Notes that mature on December 15, 2011, (ii) $2.4 million due under a promissory note we refer to as the Consent Fee Term Note that is payable on demand, (iii) $3.9 million due under the Unsecured “A” Convertible Notes that mature upon the earlier of (a) one year from the date of issuance or (b) upon our completion of a registered offering of securities, (iv) $1.2 million due under the August 2011 Bridge Notes that mature on January 31, 2012, (v) $1.2 million related to a bank term loan that matures on April 3, 2012, (vi) $3.5 million due under the Unsecured “B” Convertible Notes that mature in October 2012, and (vii) $0.5 million due under the Unsecured “C” Convertible Notes that mature in November 2012.

We believe that our existing principal sources of liquidity will only be sufficient to fund our activities and debt service needs through December 15, 2011. In order to have sufficient cash for our operations and debt service needs for at least the next twelve months, we need to raise a substantial amount of capital.

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

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to acquire or complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. We do not plan to move forward with the renewable energy projects until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects, and maintain sufficient levels of working capital for our overall business.

We are currently seeking to raise capital from a public offering of our common stock and warrants and we continue to evaluate other options for raising capital in order to maintain sufficient liquidity to fund our operations and pay our debt obligations as they become due. The actual amount of capital that we will need to raise is substantial and we cannot provide any assurances that we will be able to raise such capital or otherwise refinance or restructure our debt obligations in a manner that will allow us to continue as a going concern. If we are unable to raise sufficient capital to fund our working capital needs and repay our debt obligations as they mature, it would have a material adverse affect on our business and our ability to continue as a going concern.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through October 31, 2012, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

In certain circumstances, customers pay one price for multiple products and services. Consideration from multiple element arrangements is allocated among the separate units of accounting based on the relative selling price method.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

2. Accounts Receivable

Net accounts receivable consist of the following:

	April 30, 2011	October 31, 2011
Customer accounts billed	$3,723,224	$9,453,797
Customer accounts unbilled	2,219,453	3,933,195
Allowance for doubtful accounts	(176,751)	(308,390)

Accounts receivable, net	$5,765,926	$13,078,602

We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

3. Inventories

Inventories consist of the following:

	April 30, 2011	October 31, 2011
Materials and parts	$3,669,267	$4,786,216
Work-in-process	22,972	24,641
Finished goods	870,061	603,891

	4,562,300	5,414,748
Less: provision for obsolescence	(3,041,388)	(3,040,115)

Inventories, net	$1,520,912	$2,374,633

4. Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched a new venture, Fisker Automotive, Inc. (Fisker Automotive), to produce premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1%.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

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

During the first half of fiscal 2012, we shipped production level component parts and continued to provide engineering services to support the launch of the Karma production vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2011	October 31, 2011
Quantum Affiliates:
Asola	$6,959,823	$6,457,046
PCD	78,181	—
Shigan-Quantum	3,518	2,024

Investment in and advances to affiliates	$7,041,522	$6,459,070

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined under GAAP.

Pursuant to the terms of a Binding Letter of Intent dated May 11, 2007, which was the basis for our acquisition of the 24.9% interest in Asola, we were granted an option for a period of two years following the closing date of our acquisition of the 24.9% interest to increase our ownership in Asola by an additional 7.76%, to 32.66%, in exchange for 0.1 million euro. On December 28, 2009, we provided Asola with written notice that we were exercising the option. Subsequently, we commenced negotiations with Asola’s majority owner, ConSolTec GmbH (ConSolTec), regarding our acquisition of a majority interest in Asola. During the pendency of such negotiations, we agreed to forgo closing on the option exercise and reserved our right to withdraw the option exercise. The negotiations culminated in the execution of a non-binding letter of intent, which set forth the terms by which we would acquire a majority interest in Asola (Asola LOI). The Asola LOI, as amended, expired in June 2011, however, we continue to explore options to expand our strategic alliance with Asola.

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS) in exchange for a cash payment of 24,900 euro. AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. Our current ownership in AQS is equal to the current ownership interest we have in Asola and, as such, we include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US Dollar was 1.40 to 1.0 as of October 31, 2011 and 1.48 to 1.0 as of April 30, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Asola maintains its books and records on a calendar year basis and has reported interim financial results (unaudited) under German generally accepted accounting principles as follows:

	Six months ended October 31, 2010		Six months ended October 31, 2011
	Euros	US Dollars	Euros	US Dollars
Total assets	€32,005,000	$44,627,000	€25,121,759	$35,203,000
Total liabilities	26,382,000	36,787,000	21,099,438	29,567,000
Product sales	40,339,962	53,689,000	17,808,812	25,680,000
Net income (loss)	817,320	1,082,000	(1,910,339)	(2,754,000)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Our equity in net earnings (losses) of Asola was positive US$49,000 and a negative US$134,000 for the three months ended October 31, 2010 and 2011, respectively, and positive US$172,000 and a negative US$325,000 for the six months ended October 31, 2010 and 2011, respectively. Our equity in net earnings or losses differs from the 24.9% of the net income (loss) shown in the tables above due to adjustments to equity in net earnings (losses) related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings (losses) under US GAAP.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to approximately $10.7 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at October 31, 2011.

Although we do not intend to purchase any cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, including amounts in arrears and prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement (in euros and in US dollars based on the currency exchange rate as of October 31, 2011) is as follows:

	Euros:	US Dollars:
Two months ended December 2011	€29,595,000	$41,472,000
Twelve months ended December 2012	15,220,000	21,328,000
Twelve months ended December 2013	14,620,000	20,487,000
Twelve months ended December 2014	13,920,000	19,506,000
Twelve months ended December 2015	13,620,000	19,086,000
Twelve months ended December 2016	13,320,000	18,665,000
Twelve months ended December 2017	13,015,000	18,238,000

Total	€113,310,000	$158,782,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Secured Loan to Asola

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment over the next twelve months, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2011 and October 31, 2011.

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balances for the six month period ended October 31, 2011 is as follows:

U.S. Dollars:
Investment In and Advances to Asola:
Balance at April 30, 2011	$6,959,823
Equity in losses for the first six months of fiscal year 2012	(325,000)
Accrued interest on advance	65,884
Settlement of accrued interest on advance	(98,827)
Foreign currency translation	(144,834)

Balance at October 31, 2011	$6,457,046

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD for the six months ended October 31, 2010 and 2011 were $30,163 and $19,609, respectively. We also took a charge of $58,572 in the first quarter of fiscal 2012 to write-down our investment balance to zero.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. Our net equity in earnings or losses associated with Shigan Quantum for the six months ended October 31, 2010 and 2011 were earnings of $4,118 and a loss of $1,494, respectively, and our investment balance at October 31, 2011 was $2,024.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

5. Long-lived Assets

Property and equipment

Changes in property and equipment for the six months ended October 31, 2011 are as follows:

	Balance at April 30, 2011	Additions	Transfers	Depreciation	Impairment	Foreign Currency	Balance at October 31, 2011
Property and equipment in service, gross	$32,035,417	$—	$352,770	$—	$—	$(93,748)	$32,294,439
Accumulated depreciation	(27,200,670)	—	14,015	(609,705)	—	5,632	(27,790,728)
Construction in progress:
Wind farm development	358,156	282,607	—	—	—	(24,010)	616,753
Solar module manufacturing line	2,095,016	—	—	—	(900,000)	—	1,195,016
Plant equipment & other	134,263	611,201	(366,785)	—	—	—	378,679

Total construction in progress	2,587,435	893,808	(366,785)	—	(900,000)	(24,010)	2,190,448

Total property and equipment, net	$7,422,182	$893,808	$—	$(609,705)	$(900,000)	$(112,126)	$6,694,159

In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. On September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical at this time. We continue to evaluate the economics of a modified, scaled-down solar assembly facility.

In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC’s Clean Energy Business Financing Program, we recognized an impairment of $900,000 as of the end of our first quarter of fiscal 2012 related to the solar module manufacturing line.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Intangibles

We amortize specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets.

In connection with the acquisition of Schneider Power in April 2010, we initially identified $8,613,000 of project assets associated with Schneider Power’s renewable energy portfolio that we have classified as an intangible asset of the Renewable Energy reporting segment.

Although the long-term prospects for renewable energy remain attractive, both the solar and wind industries are being affected by short-term economic variables, changing industry dynamics and uncertain parameters relating to pricing, government policies and overall supply/demand issues. In addition to industry wide factors, we have been unable to sufficiently fund the development of certain Schneider Power renewable energy projects at a level that we had originally expected to. Currently, we intend to move forward on developing a limited number of renewable energy projects over the foreseeable future, subject to our ability to obtain sufficient equity or debt project financing to fund such development. As a result of these factors, we recognized estimated impairment charges of approximately $7.5 million as of October 31, 2011 and we have allocated these charges to Schneider Power’s goodwill and intangible asset, of which $2,530,218 related to goodwill and $4,998,900 related to the intangible asset. Because some of the factors affecting our assessment have recently become apparent and because impairment considerations involve probability-weighted undiscounted and discounted cash flow analyses, as well as other analyses, we have not yet finalized our impairment analysis. The charges recognized represent our initial estimate of the impairment at Schneider Power and may change upon the finalization of our analysis in a subsequent period.

The intangible asset is being amortized over its estimated useful life on a straight-line basis of 20 years. During the first six months of fiscal 2012 and just prior to the recognition of the impairment, we amortized the asset by $219,094 and recognized a decrease of $415,574 in connection with foreign currency translation. As of October 31, 2011, the remaining unamortized balance of the intangible asset, after recognition of the impairment, was $2,980,076.

Goodwill

The balance of goodwill by reportable segment at April 30, 2011 and October 31, 2011 is as follows:

	Fuel Systems Segment	Renewable Energy Segment	Totals
Goodwill balance as of April 30, 2011	$30,400,000	$2,663,008	$33,063,008
Impairment recognized as of October 31, 2011	—	(2,530,218)	(2,530,218)
Foreign currency translation at October 31, 2011	—	(132,790)	(132,790)

Goodwill balance as of October 31, 2011	$30,400,000	$—	$30,400,000

Potential Impairment of Long-lived Assets

Subject to the impairments recognized for certain assets discussed above, we believe that no event or circumstance exists that would indicate a potential impairment of the remaining reported carrying values of goodwill, intangible assets, or any other significant long-lived asset as of October 31, 2011.

6. Warranties

We offer a warranty for production level component parts and alternative fuel products that are shipped to Fisker Automotive, General Motors and other OEMs. The specific terms and conditions of those warranties vary depending on the contractual provisions and the platform and model year; however, warranty is generally provided for under terms similar to those offered by the OEM to its customers. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

We generally disclaim all warranties on our prototype component parts and systems. At our discretion or under certain programs, we may provide for the replacement cost or perform additional tests of prototype component parts subsequent to product delivery. We include an estimate of these types of arrangements as part of our warranty liability. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our product warranty liability for the six months ended October 31, 2011 are as follows:

Balance at April 30, 2011	$47,653
Warranties issued during the period	222,245
Settlements made during the period	—

Balance at October 31, 2011	$269,898

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

7. Debt Obligations

Our debt obligations consist of the following:

	April 30, 2011	October 31, 2011
Obligations to Senior Lender:
Convertible Note I: $5,099,395 principal, $159,268 accrued interest in April 2011; $4,196,376 principal and $159,092 accrued interest in October 2011	$5,258,663	$4,355,468
Convertible Note II: $4,721,209 principal, $147,459 accrued interest in April 2011; $3,885,163 principal and $147,293 accrued interest in October 2011	4,868,668	4,032,456
Convertible Note III: $2,133,377 principal, $66,630 accrued interest in April 2011; $1,755,589 principal and $66,558 accrued interest in October 2011	2,200,007	1,822,147
Term Note B	1,808,684	—
Consent Fee Term Note	3,000,000	2,390,000

Obligations to Other Creditors:
August 2011 Bridge Term Notes: $1,150,000 principal, $32,460 accrued interest, less $92,571 debt discount in October 2011	—	1,089,889
Unsecured “A” Convertible Notes: $3,811,900 principal, $26,768 accrued interest, less $3,538,470 debt discount in October 2011	—	300,198
Unsecured “B” Convertible Notes: $3,500,000 principal, $12,019 accrued interest, less $1,371,925 debt discount in October 2011	—	2,140,094
Bank Term Loan	1,303,880	1,205,044
Other obligations	294,178	66,994

Debt obligations, current and non-current	18,734,080	17,402,290
Less current maturities, including amortization of debt discounts	(18,530,762)	(17,360,681)

Debt obligations, non-current	$203,318	$41,609

The following disclosures reflect the status of borrowing arrangements on an instrument by instrument basis as they existed at the beginning of fiscal 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first six months of fiscal 2012.

Senior Convertible Notes

We have three outstanding convertible promissory notes which we refer to as Convertible Note I (initially issued on January 31, 2007), Convertible Note II (initially issued on July 10, 2009), and Convertible Note III (initially issued on July 10, 2009). We refer to these three convertible notes collectively as the Senior Convertible Notes. Each of the Senior Convertible Notes has identical contractual terms.

The significant contractual terms of the Senior Convertible notes as of April 30, 2011 were as follows: (i) annual fixed interest rate of 9.5%, (ii) scheduled semi-annual interest payment date on July 1, 2011, payable at our option in cash or by adding to principal, (iii) scheduled maturity date of August 31, 2011 and no right to prepay prior to maturity, and (iv) a conversion price of $9.80 per share. During the period from April 30, 2010 through August 31, 2011, we classified the value, if any, of the embedded conversion features of the notes as equity.

On July 1, 2011, we elected to add the entire $563,147 of accrued interest to the principal.

On August 31, 2011, we and our senior lender entered into an Agreement and Amendment pursuant to which we agreed to amend the terms of the Senior Convertible Notes and the Consent Fee Term Note (discussed below). The material

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

amendments to the Senior Convertible Notes were as follows: (i) the maturity dates were extended from August 31, 2011 to October 31, 2011, (ii) the repayment terms were amended such that $2,000,000 of the principal was due and payable on September 9, 2011 and the balance was due and payable on October 31, 2011, and (iii) we were given the right to prepay all or part of the Senior Convertible Notes upon 30 days prior written notice. In consideration for the senior lender’s execution of the Amendment and Agreement, we issued 500,000 shares of our common stock to the senior lender and agreed to adjust the conversion price from $9.80 per share to $3.31 per share effective September 1, 2011.

The Agreement and Amendment contains a provision that provides that under no circumstances can we issue to the senior lender on an aggregate basis, upon conversion of the Senior Convertible Notes or in satisfaction of payment demands made under the Consent Fee Term Note, shares constituting more than 19.99% of our issued and outstanding shares immediately prior to the execution of the Agreement and Amendment (Share Cap Limitation). It further provides that in the event that the senior lender attempts to make a conversion under the Senior Convertible Notes but is unable to effect all or part of such conversion because of the Share Cap Limitation, we are obligated to pay the senior lender an amount in cash equal to the product of (a) the number of shares that would have been issued if not for the Share Cap Limitation in excess of the Share Cap Limitation, and (b) the lesser of (i) the volume weighted average price (VWAP) of our common stock for the three consecutive trading days ending on the trading day immediately preceding the effective date of such conversion, and (ii) $4.50.

Since the modifications to the Senior Convertible Notes and Consent Fee Term Note resulting from the Agreement and Amendment were negotiated at the same time, we assessed the impact of the modifications on our portfolio of debt instruments with our senior lender as a whole and each of the debt instruments on an individual basis. Although we determined that the senior lender did not provide a concession in connection with the transactions and that the modifications to the existing debt portfolio as a whole were not substantial, we concluded on an individual basis that the modifications to the Senior Convertible Notes were substantial and represented an implied exchange of the existing convertible notes with new convertible notes. As a result, we recognized a net loss on extinguishment of $2,550,583.

After giving effect to the modifications resulting from the Agreement and Amendment, we now consider the embedded conversion features contained within the Senior Convertible Notes to be derivative instruments as the conversion features may have to be settled in cash. Accordingly, at October 31, 2011, we bifurcated the embedded conversion features from the host instruments at fair value, classified these financial derivative instruments as current liabilities, and recognized the changes in their fair values since the date of the amendment in the statement of operations (see Note 8). In addition, we recorded a combined debt discount of $238,417 that was amortized over the then scheduled life of the amended Senior Convertible Notes.

During the period from May 1, 2011 through October 31, 2011, we made $2,680,000 of principal payments on the Senior Convertible Notes.

On November 2, 2011, we and our senior lender again amended the Senior Convertible Notes which extended the maturity dates to December 15, 2011 (see Note 15).

Term Note B

From May 1, 2011 through June 7, 2011, the date that the Term Note B was repaid in full, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note had no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal amount due under the note at any time, (iv) the note could be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must have been at least $10.00 for five consecutive business days prior to the payment date; however, this specific condition was only applicable for principal demands made by the senior lender after January 16, 2012, (v) we had the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”), and (vi) when demand for payment or a prepayment was made, the principal amount due under Term Note B was subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment was made by the senior lender, the actual amount required to be paid in satisfaction of the amount so demanded was equal to the greater of (A) 1.0 and (B) 0.075 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $70.00. We referred to the required formula as the Term Note B principal multiplier feature.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

During the period from May 12, 2011 through May 23, the senior lender made payment demands, totaling $1.8 million. For each payment demand, we exercised our contractual right to satisfy the demand using shares of our common stock, and issued a total of 817,805 shares to satisfy the principal repayment demands, with the final delivery of shares occurring on June 7, 2011. The number of shares that we issued in connection with each demand was determined based on a contractual formula. The contractual formula had no intrinsic value when the demands for payment were made as the amount payable would have only increased above the face value of the principal demanded if our VWAP Price would have been above $13.20 per share. The payment of the principal demands in shares resulted in an overall loss of $41,774 in the first quarter of fiscal 2012, which represented the difference between the fair value of the shares delivered and the amount of principal settled.

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

Consent Fee Term Note

Pursuant to the terms of our credit agreement with our senior lender, we were required to obtain the senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our senior lender agreed to give its consent to the acquisition in exchange for a fee of $3,000,000, unless the acquisition was not completed, in which case, the fee would have automatically been reduced to $1,500,000. The consent fee was paid by our delivery of the Consent Fee Term Note on November 24, 2009.

At April 30, 2011 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrues interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) payable on demand but demand could only be made prior to July 31, 2011 if the volume-weighted average price per share (VWAP) of our common stock for the five business days preceding a payment demand was above $10.00, (iv) we had the option to settle payment demands in cash or stock, subject to certain conditions, including that our share price must have been at least $10.00 for five consecutive business days prior to the payment date, (v) we had the right to make prepayments under the note beginning after January 16, 2012, and (vi) when a demand for payment or a prepayment is made, the actual amount due with respect to such demand or prepayment was subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date, as follows: the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00. We refer to the payment amount formula discussed in the preceding sentence as the Consent Fee Term Note principal multiplier feature. If we elected to pay in stock, then the number of shares to be issued was equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP price. Based on the foregoing formula, the principal multiplier only increases the amount payable above the face value of the note (i.e. has “intrinsic value”) if our VWAP price is above $25.00 per share.

Pursuant to the term of the Agreement and Amendment executed on August 31, 2011, the Consent Fee Term Note was amended. The material amendments were as follows: (i) our right to satisfy payment demands using shares of our common stock was amended to provide that we can exercise such right if the VWAP of our common stock for the three consecutive trading day period prior to the date a payment demand is made was greater than $2.00, (ii) the senior lender’s right to make payment demands was amended so that no payment demands could be made prior to October 31, 2011 unless our VWAP was greater than $2.00, (iii) we were given the right to prepay in cash all or part of the Consent Fee Term Note, and (iv) any shares issued to satisfy principal repayments must be listed on the Nasdaq Global Market.

The Consent Fee Term Note is considered a convertible debt instrument in applying applicable accounting guidance. From April 16, 2010 (the date we completed the acquisition of Schneider Power and the principal amount was fixed at $3.0 million) through August 31, 2011, we classified the value, if any, of the embedded principal multiplier feature as equity.

We concluded that the modifications to the Consent Fee Term Note on August 31, 2011 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument. However, we determined that

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

the embedded principal multiplier feature contained within the note should be considered a derivative instrument, bifurcated from the host instrument at fair value, reclassified from equity to a current liability, with the change in fair value since the date of the amendment being recognized in the statement of operations (see Note 8).

During the second quarter, we made cash payments totaling $610,000 against the principal amount under the Consent Fee Term Note.

As of October 31, 2011, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature was $2,390,000 and the maximum amount of principal that was potentially payable under the principal multiplier feature was $4,780,000 (assuming that the VWAP Price is at or above $50.00). The principal multiplier feature under the note did not have any intrinsic value as of this date.

May 2011 Bridge Term Notes

On May 9, 2011 and May 20, 2011, we received cumulative gross proceeds of $1,495,000 from the sale of 15% senior subordinated promissory notes and warrants to purchase up to 168,768 shares of our common stock in a private placement transaction with accredited investors (collectively, the May 2011 Bridge Term Notes). The warrants have a term of five years and a fixed exercise price of $2.92. The significant terms of the May 2011 Bridge Term Notes were as follows: (i) scheduled maturity dates of September 30, 2011, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $121,500 in connection with the transaction, of which $102,978 was deferred and expensed over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital (see Note 9). In addition, we recorded a combined debt discount of $335,000 that was amortized over the scheduled term of the notes. The principal and accrued interest under the May 2011 Bridge Term Notes was fully repaid in cash on September 30, 2011.

August 2011 Bridge Term Notes

On August 23, 2011, we received cumulative gross proceeds of $1,150,000 from the sale of 15% senior subordinated promissory notes and warrants to purchase up to 115,000 shares of our common stock in a private placement transaction with accredited investors (the August 2011 Bridge Term Notes). The warrants have a term of five years and a fixed exercise price of $3.85. The significant terms of the August 2011 Bridge Term Notes on the origination date were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and cannot be prepaid, (iv) no conversion rights, and (v) notes subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $100,000, of which $86,661 was deferred and amortized over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital (see Note 9). In addition, we recorded a debt discount of $153,393 on the origination date of the August 2011 Bridge Term Notes that is being amortized over the term of the notes.

Unsecured “A” Convertible Notes

On September 29, 2011 and October 12, 2011, we received cumulative gross proceeds of $3,811,900 from the sale of 10.0% unsecured convertible promissory notes (the Unsecured “A” Convertible Notes) and warrants. We received gross proceeds of $1,949,500 in connection with the close on September 29 and $1,862,400 in connection with the close on October 12. The investors from the September 29 close received warrants to purchase up to 550,703 shares of our common stock and the investors from the October 12 close received warrants to purchase up to 564,348 shares of our common stock.

The holders of the Unsecured “A” Convertible Notes have the right at any time and from time to time to convert all or part of the outstanding principal amount into shares of our common stock at a fixed conversion price of $2.124 per share for the September 29 investors and $1.9800 per share for the October 12 investors. The Unsecured “A” Convertible Notes mature on the earlier of (i) the first anniversary of the respective closing dates and (ii) the date we issue any securities in an offering

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

registered under the Securities Act with the Securities and Exchange Commission; provided, however, in the event that the net proceeds received by us from such registered offering are insufficient to repay the sum of (A) all of the principal and interest due to our senior lender (the Senior Lender Obligations) and (B) the amount owed under the Unsecured “A” Convertible Notes due to the fact that we did not have a sufficient number of shares of common stock available for issuance in such registered offering, then we shall use our best efforts to obtain stockholder approval for an increase of our authorized shares of common stock and the maturity date shall be the earlier of (i) one year following the date of issuance of the Unsecured “A” Convertible Notes and (ii) ninety days following the closing of the registered offering.

We have the right to prepay all or part of the Unsecured “A” Convertible Notes at any time upon 10 days prior written notice. The Unsecured “A” Convertible Notes provide that the holders are paid interest on a quarterly basis in cash and are guaranteed to receive at least six months of interest regardless of the maturity date or our prepayment of the notes. The Unsecured “A” Convertible Notes are subordinate in all respects to the Senior Lender Obligations and are unsecured obligations. However, in the event that we fail to pay any obligations outstanding under the Unsecured “A” Convertible Notes on the maturity date, or if prior to the maturity date the Senior Lender Obligations have been repaid in full and any portion of the Unsecured “A” Convertible Notes remain outstanding, we have agreed to grant the holders of the Unsecured “A” Convertible Notes a security interest on substantially all of our assets and pledge our ownership interests in our subsidiaries to secure such outstanding obligations. Any such security interest and pledge will be junior to any Senior Lender Obligations that remain outstanding at such time.

The initial exercise price for the investor warrants is $2.60 per share for the warrants issued on September 29 and $2.42 per share for the warrants issued on October 12. The warrants are not exercisable for six months from the date of issuance and expire five years after issuance. The exercise price for these warrants resets in the event that we, at any time prior to the first anniversary date of the issuance of the warrants, issue any shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price per share that is less than the exercise price for the warrants then in effect. In these cases, the exercise price for the warrants will be adjusted to that lower price. The October 12, 2011 closing resulted in the reset of the exercise price of the warrants issued on September 29, 2011 from $2.60 to $1.98 per share. The total number of warrants is fixed; thus, a reset of the exercise price does not result in an increase in the number of our shares issuable under the warrants.

We and the investors also entered into a Registration Rights Agreement pursuant to which we agreed to file a registration statement within 30 calendar days of the final closing (the “Required Filing Date”) to register the resale of the shares of common stock issuable upon conversion of the Unsecured “A” Convertible Notes and exercise of the warrants. We also agreed to use our best efforts to: (i) cause the registration statement to be declared effective on a timely basis and (ii) to maintain the effectiveness of the registration statement in the future.

We determined that the warrant contracts issued in connection with the private placement should be classified as derivative liabilities as a result of the contingent exercise price reset provision. Accordingly, we allocated a portion of the proceeds to the warrants equal to the fair value of the warrants on the respective issuance dates of $868,000 for the September 29 warrants and $826,000 for the October 12 warrants. We mark to market the warrant contracts and recognize the changes in fair value of these financial instruments in the statement of operations (see Note 8). The remaining proceeds were allocated on a residual basis to the debt instruments. We then allocated a value of $1,081,500 for the September 29 closing and $1,032,909 for the October 12 closing associated with the implied beneficial conversion features which are classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “A” Convertible Notes. These allocations resulted in debt discounts of $1,949,500 and $1,858,909 being recognized in connection with the notes issued on September 29 and October 12, respectively, which are being amortized to interest expense over the one year scheduled lives of the notes.

We also incurred transaction fees of $593,429 in connection with the issuance of the notes and warrants of which $264,257 was allocated to the derivative warrants and recognized immediately and the remaining amount was allocated to equity as a reduction to additional paid-in-capital.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Unsecured “B” Convertible Notes

During the period of October 17, 2011 through October 27, 2011, we entered into private placement transactions with certain accredited investors for the purchase and sale of 10.0% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes). We received gross proceeds of $3,500,000 from the offering and the investors also received warrants to purchase up to 1,339,708 shares of our common stock.

The holders of the Unsecured “B” Convertible Notes have the right at any time to convert all or part of the outstanding principal amount due under the notes into restricted shares of our common stock at a fixed conversion price of $2.7727. The Unsecured “B” Convertible Notes mature one year from the respective dates of issuance. Interest is payable in cash on a quarterly basis. The Unsecured “B” Convertible Notes are subordinate in all respects to our obligations to our senior secured lender. We have the right to prepay all or part of the Unsecured “B” Convertible Notes at any time upon 30 days prior written notice. The exercise price for the warrants is $2.64 per share and is fixed. The warrants are not exercisable for six months and expire after five years.

We allocated the proceeds to the debt instruments and warrants on a relative fair value weighted basis. As such, we allocated a combined $1,131,000 to the warrants and a combined $2,369,000 to the debt instruments. We then allocated a combined value of $276,000 associated with the implied beneficial conversion features which are classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “B” Convertible Notes. These allocations resulted in a combined debt discount of $1,407,000 being recognized in connection with the notes which is being amortized to interest expense over the one year scheduled lives of the notes.

We also incurred transaction fees of $361,545 in connection with the issuance of the notes and warrants of which $216,203 was allocated to the carrying value of the debt which is being amortized to interest expense over the one year scheduled lives of the notes and the remaining amount was allocated to equity as a reduction to additional paid-in-capital.

Bank Term Loan

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; requires fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of Schneider Power Providence Bay wind farm project. The conversion rate of one CAD to one US Dollar was 1.052 to 1.0 as of April 30, 2011 and 1.003 to 1.0 as of October 31, 2011.

Collateral and Covenants

Our obligations under the debt instruments with our senior lender are secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by the assets of Schneider Power. We were in compliance with existing covenants and other requirements of the debt instruments with our senior lender and our bank lender as of October 31, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the following fiscal periods until maturity:

	Scheduled Maturities	Amortization of Debt Discounts	Net Maturities
Twelve months ending October 31:
2012	$22,363,647	$(5,002,966)	$17,360,681
2013	21,558	—	21,558
2014	10,445	—	10,445
2015	9,606	—	9,606

	$22,405,256	$(5,002,966)	$17,402,290

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at October 31, 2011 consist of certain embedded features contained within our debt instruments (see Note 7) and certain warrant contracts (see Note 9).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. We also used Level 3 inputs for measuring the fair value of certain of our debt instruments issued in fiscal 2012 and the facility exit obligation initially recognized as of June 30, 2011 and discussed further in Note 14. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for all periods reported.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

The derivatives and their respective fair values measured using Level 3 inputs as of April 30, 2011 and October 31, 2011 are as follows:

	April 30, 2011	October 31, 2011
Derivative instruments classified as current liabilities:
Embedded principal multiplier feature under Consent Fee Term Note	$—	$11,000
Warrant contracts issued in October 2006	3,292,000	1,306,000
Warrant contracts issued in June 2007	57,000	28,000
Warrant contracts issued in August 2008	521,000	238,000
Warrant “B” contracts issued in February 2011	452,000	329,000

	4,322,000	1,912,000

Derivative instruments classified as non-current liabilities:
Warrant contracts issued in August & September 2009	56,000	19,000
Warrant contracts issued on September 29, 2011	—	778,000
Warrant contracts issued on October 12, 2011	—	709,000

	56,000	1,506,000

Total balance of derivative instruments	$4,378,000	$3,418,000

We determine the fair value of the embedded derivative features contained within certain debt instruments primarily based on binomial probability distribution models that integrate multiple layers of logic at each node representing probability weighted stock price points and possible outcomes over time based on volatility and appropriate risk free rates. The end node values are then individually present valued back to the valuation date. Under a binomial probability distribution model, the closing market price of our common stock on the dates of measurement and the estimated annual volatility rates used are the primary drivers of fair value in addition to the contractual terms of the financial instruments.

We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. For the current period reported, we used the Black-Scholes model to calculate the value of the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants, the September 2009 Warrants, and the “B” Warrants issued in February 2011. For the derivative warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants, the warrants issued on September 29, 2011 and the warrants issued on October 12, 2011), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths are then averaged to determine the value of the derivative instruments as of the reporting period date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

The following table summarizes the changes in the fair value during the six months ended October 31, 2011 for the derivative instrument liabilities using Level 3 inputs:

	Warrants	Convertible Notes	Consent Fee Term Note	Total Derivatives
Balance at April 30, 2011	$4,378,000	$—	$—	$4,378,000
Fair value adjustments recognized in earnings	1,853,000	—	—	1,853,000
Settlements associated with warrant exercises	(1,075,000)	—	—	(1,075,000)

Balance at July 31, 2011	$5,156,000	$—	$—	$5,156,000
Origination of derivative instruments	1,694,000	—	—	1,694,000
Reclassification of instruments from equity to debt pursuant to contract modifications	—	1,149,000	29,000	1,178,000
Settlements associated with note principal repayments	—	(76,000)	(2,000)	(78,000)
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(3,443,000)	(1,073,000)	(16,000)	(4,532,000)

Balance at October 31, 2011	$3,407,000	$—	$11,000	$3,418,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models as of April 30, 2011 and October 31, 2011 were as follows:

	October ’06 Warrants	June ’07 Warrants	August ’08 Warrants	Aug/Sept ’09 Warrants	February ’11 “B” Warrants	Sept ’11 Warrants	October ’11 Warrants	Consent Fee Term Note
April 30, 2011:
Annual volatility (1)	86.2%	83.2%	79.2%	54.0%-85.6%	76.80%	n/a	n/a	n/a
Risk-free rate	1.0%	1.5%	1.5%	0.4%-1.0%	1.97%	n/a	n/a	n/a
Discount rate for cash payments	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	n/a	n/a	n/a
Closing price of Quantum stock	$2.58	$2.58	$2.58	$2.58	$2.58	n/a	n/a	n/a
Conversion / exercise price	$3.05	$41.80	$43.65	$17.00	$6.00	n/a	n/a	n/a
October 31, 2011:
Annual volatility (1)	59.6%	85.7%	82.8%	54.9%-79.5%	81.30%	77.1%	76.9%	85.1%
Risk-free rate	0.3%	0.4%	0.7%	0.1%-0.4%	1.0%	1.0%	1.0%	0.4%
Discount rate for cash payments	n/a	n/a	n/a	n/a	n/a	n/a	n/a	25.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$2.12	$2.12	$2.12	$2.12	$2.12	$2.12	$2.12	$2.12
Conversion / exercise price	$1.98	$41.80	$38.60	$17.00	$6.00	$1.98	$2.42	(2)

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.
(2)	Under the terms of the amended embedded principal multiplier, the minimum conversion price is $25.00, the maximum conversion price is $50.00, and we cannot use shares to settle the principal payments if our share price is less than $2.00.

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

We apply fair value techniques on a non-recurring basis associated with valuing impairment losses related to goodwill and other long-lived assets, including intangible assets (see Note 5).

9. Stockholders’ Equity

Increase in Authorized Shares

At a Special Meeting of Stockholders held on May 10, 2011, our stockholders authorized an increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, of which 100,000 shares are designated as Series B common stock.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Stock Incentive Plan

On August 31, 2011, our Board of Directors adopted the Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (the 2011 Plan), subject to approval by our stockholders. On October 27, 2011, our stockholders approved the 2011 Plan and it became effective on that date. Upon its effectiveness, the 2011 Plan replaced our 2002 Stock Incentive Plan (the 2002 Plan) and awards can no longer be issued under the 2002 Plan.

Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the award are established by the administrator of the plan, our Compensation Committee. Historically, options expire ten years after the date of grant or 30 days after termination of employment, vest ratably at the rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock at the date of grant. Restricted stock awards generally cliff vest on the third anniversary of the grant date.

The 2011 Plan provides for an aggregate of 3,100,000 shares to be initially reserved for issuance and available for grant there under, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Plan will increase annually beginning on the first day of our 2013 fiscal year equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each fiscal year or (z) a lesser number of shares determined by our Board of Directors. To date, no awards have been granted under the 2011 Plan.

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 12 for the three and six months ended October 31, 2010 and 2011 is:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Cost of product sales	$8,632	$19,030	$13,059	$27,581
Research and development	40,557	35,608	66,808	81,109
Selling, general and administrative	302,737	195,303	489,672	401,411

Total share-based compensation	$351,926	$249,941	$569,539	$510,101

Share-based compensation includes costs of restricted stock awards of $141,499 and $91,496 for the three months ended October 31, 2010 and 2011, respectively, and includes $173,002 and $188,159 for the six months ended October 31, 2010 and 2011, respectively.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Stock Options

Below is a summary of the options activity for the six-month period ended October 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2011	420,784	$16.04
Granted	—	$—
Exercised	—	$—
Forfeited	(11,207)	$12.23
Expired	(3,615)	$16.42

Options outstanding at October 31, 2011	405,962	$16.14

Vested and expected to vest at October 31, 2011	390,405	$16.14	5.8	$—
Options exercisable at October 31, 2011	222,934	$19.11	5.0	$—

The aggregate intrinsic value in the table above is based on our closing stock price of $2.12 per share as of the last business day of the second quarter of fiscal 2012, which amount would have been received by the optionees had all options been exercised on that date.

A summary of the grant date fair value and intrinsic value information is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Weighted average grant date fair value per share	$0.44	No activity	$0.44	No activity
Intrinsic value of options exercised	No activity	No activity	No activity	No activity
Total fair value of options vested during the period	$324,291	$85,669	$393,119	$148,459

Below is a summary of unvested restricted stock activity under our stock incentive plans for the six months ended October 31, 2011:

Unvested Shares of Restricted Stock
Unvested restricted stock outstanding at April 30, 2011	93,750
Issued in fiscal year 2012	—
Vested in fiscal year 2012	—

Unvested restricted stock outstanding at October 31, 2011	93,750

At October 31, 2011, there were 3,100,000 shares of common stock available for grant under the 2011 Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Warrants

In connection with a $12.5 million private placement offering completed on June 29, 2006, investors received warrants to purchase 44,020 shares of our common stock at a fixed exercise price of $78.80 per share to the investors (the June 2006 Warrants). The warrants expired in June 2011.

In connection with a $10.0 million private placement offering completed on October 27, 2006, investors received warrants to initially purchase 106,707 shares of our common stock at an initial exercise price of $47.20 per share (the October 2006 Warrants). In July 2011, we issued 172,401 shares upon the exercise of 365,916 warrants on a cashless basis by certain holders of the October 2006 Warrants. As a result of these warrant exercises, we recorded a $1,075,000 reduction in the balance of derivative liabilities associated with the warrant contracts (see Note 8) and recognized a gain of $184,000 in connection with the settlement of derivative liabilities. The remaining warrants are subject to reset as discussed below, are currently exercisable and expire in April 2014.

In connection with a $18.75 million private placement offering that was completed on June 22, 2007, investors received warrants to purchase 750,000 shares of our common stock at a fixed $41.80 per share, which included 125,000 shares provided to the October 2006 investors in exchange for those investors waiving certain rights obtained in the October 2006 private placement (the June 2007 Warrants). The remaining June 2007 warrants, totaling 257,583, are currently exercisable and expire in December 2014.

In connection with a $19.1 million registered direct offering completed on August 25, 2008, the investor received warrants to initially purchase 675,000 shares of our common stock at an initial exercise price of $80.00 per share (the August 2008 Warrants). These warrants were subject to reset (as discussed below), are currently exercisable and expire in August 2015.

In connection with a $12.3 million private placement offering completed in two tranches on August 3, 2009 (the August 2009 Warrants) and September 4, 2009 (the September 2009 Warrants), the investors received warrants to purchase 100,481 shares of our common stock at a fixed exercise price of $17.00 per share. In connection with the transaction, the placement agent also received five-year warrants to purchase up to 51,197 shares of our common stock at a fixed exercise price of $17.00 per share. All of these warrants are currently exercisable and expire five years from the date of issuance, except that a portion of the warrants issued to the placement agent expire three years from the date of issuance.

In connection with our acquisition of Schneider Power, we issued replacement warrants to the holders of Schneider Power warrants that allowed these holders to purchase up to 102,822 shares of our common stock at fixed exercise prices ranging from $9.60 to $48.20 per share. All of these warrants have expired.

In connection with a $10.9 million private placement offering completed on various dates from April 2010 through July 2010 (the Spring 2010 Warrants), the investors received warrants to purchase up to 197,217 shares of our common stock at a fixed exercise price of $18.20 per share. In connection with the transaction, the placement agent also received five-year warrants to purchase up to 121,859 shares of our common stock at a fixed exercise price of $18.20 per share. All of these warrants are currently exercisable and expire five years from the date of issuance.

On October 13, 2010 and October 19, 2010, in connection with the issuance of the 2010 Bridge Notes, the investors received warrants to purchase up to 36,197 shares of our common stock at a fixed exercise price of $13.40 per share (the October 2010 Warrants). These warrants are currently exercisable and expire five years from the date of issuance.

On January 3, 2011, in connection with the execution of a Forbearance Agreement and the restructuring of the debt obligations held by our senior lender, we issued our senior lender a warrant to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. This warrant is currently exercisable and expires on February 18, 2014.

On January 18, 2011, in connection with amendments to the 2010 Bridge Notes, the bridge investors received warrants to purchase up to 131,892 shares of our common stock at a fixed exercise price of $9.20 per share. The warrants are currently exercisable and expire in January 2014.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

In connection with a $7.7 million private placement transaction that we completed on February 18, 2011, the investors received “A” warrants to purchase up to 759,370 shares of our common stock at a fixed exercise price of $6.57 per share and “B” warrants to purchase up to 393,933 shares of our common stock at a fixed exercise price of $6.00 per share. These warrants are currently exercisable and expire in February 2016.

In connection with the issuance of the May 2011 Bridge Notes, the investors received warrants to purchase up to 168,768 shares of our common stock at a fixed exercise price of $2.92 per share (the May 2011 Warrants). These warrants are currently exercisable and expire in May 2014.

In connection with a $10.0 million private placement offering that we completed in three tranches on June 15, 2011, June 20, 2011 and July 6, 2011 (collectively, the June/July 2011 Warrants), the investors received warrants to purchase up to 1,922,670 shares of our common stock at fixed exercise prices ranging from $3.85 to $3.90 per share. In connection with the transaction, the placement agent also received warrants to purchase up to 863,859 shares of our common stock at fixed exercise prices ranging from $3.12 to $3.90 per share. All of these warrants are currently exercisable and expire either three or five years from the date of issuance.

On August 23, 2011, in connection with the issuance of the August 2011 Bridge Notes, investors received warrants to purchase 115,000 shares of our common stock at a fixed exercise price of $3.85 per share (the August 2011 Warrants). The warrants can be exercised any time and expire in August 2016.

In connection with the sale of the Unsecured “A” Convertible Notes that we completed in two tranches on September 29, 2011 and October 12, 2011, the investors received warrants to purchase up to 550,703 and 564,348 shares of our common stock with initial exercise prices of $2.60 and $2.42 per share, respectively. The warrant exercise prices are subject to reset as discussed below. The warrants can be exercised beginning after six months from the date of issuance and expire five years from the date of issuance.

In connection with the sale of the Unsecured “B” Convertible Notes, the investors received warrants to purchase 1,339,708 shares of our common stock at a fixed exercise price of $2.64 per share. The warrants can be exercised beginning after six months from the date of issuance and expire five years from the date of issuance.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, August 2009 Warrants, the September 2009 Warrants, the “B” warrants issued in February 2011, and the warrants issued on September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the six month period ended October 31, 2011 due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on their relative fair values. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity.

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

The October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants and the “B” warrants issued in February 2011 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change in Quantum in the future. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

The August 2009 Warrants and the September 2009 Warrants contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock, and the warrants issued on September 29, 2011 and October 12, 2011 contain contingent exercise price reset provisions related to subsequent equity sales. Under GAAP, if an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives that are classified as non-current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

The fair values of the derivative liabilities associated with warrant contracts as of April 30, 2011 and October 31, 2011, and a summary of the changes in the fair values of those derivative instruments during the six months ended October 31, 2011 are disclosed in Note 8.

The October 2006 Warrants, the August 2008 Warrants, and the warrants issued on September 29, 2011 and October 12, 2011, contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through October 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants to $1.98, the August 2008 Warrants to $38.60, and the warrants issued on September 29, 2011 to $1.98 per share, respectively. As of October 31, 2011, the August 2008 Warrants had been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 1,429,017 and 1,398,964, respectively, as of October 31, 2011. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant activity and warrants outstanding for the six month period ended October 31, 2011, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at April 30, 2011	4,916,374
Issued—original number	5,525,056
Issued—additional number (1)	678,549
Exercised	(365,916)
Expired	(73,520)

Warrants outstanding at October 31, 2011	10,680,543

(1)	Additional number of warrants issued is associated with reset provisions of the October 2006 Warrants and the August 2008 Warrants.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Shares Available

The number of undesignated shares available as of October 31, 2011 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares authorized (1)	49,900,000	100,000	20,000,000
Less shares issued and outstanding at October 31, 2011	(16,091,054)	(49,998)	—
Less shares designated as of October 31, 2011 for issuance under:
Stock options	(405,962)	—	—
Warrants	(10,680,543)	—	—
Conversion of principal under Senior Convertible Notes (2)	(3,084,614)	—	—
Conversion of principal under Unsecured “A” Convertible Notes issued on September 29, 2011 (3)	(917,839)	—	—
Conversion of principal under Unsecured “A” Convertible Notes issued on October 12, 2011 (4)	(940,595)	—	—
Conversion of principal under Unsecured “B” Convertible Notes issued in October 2011 (5)	(1,262,298)	—	—

Total shares designated for future issuance	(17,291,851)	—	—

Undesignated shares available	16,517,095	50,002	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Consent Fee Term Note (6)	1,195,000	—	—

(1)	Includes an additional 30,000,000 of common shares authorized by shareholders on May 10, 2011.
(2)	Represents number of shares upon conversion of $10.2 million of principal and interest maturing on December 15, 2011 under three convertible notes at a fixed conversion price of $3.3100 per share as last amended on November 2, 2011, see Note 15.
(3)	Represents number of shares upon conversion of $2.0 million of principal maturing on September 29, 2012 under unsecured convertible notes at a fixed conversion price of $2.1240 per share.
(4)	Represents number of shares upon conversion of $1.9 million of principal maturing on October 12, 2012 under unsecured convertible notes at a fixed conversion price of $1.9800 per share.
(5)	Represents number of shares upon conversion of $3.5 million of principal maturing in October 2012 under unsecured convertible notes at a fixed conversion price of $2.7727 per share.
(6)	Repayment of principal in shares is at our option, subject to certain conditions, including that our share price must be at least $2.00 for three consecutive business days prior to the demand date; represents the number of shares necessary for repayment of the term debt obligation assuming $2.00 per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the six months ended October 31, 2011:

	Common Stock Shares	Total Equity (Deficit)
Balance at April 30, 2011	11,794,762	$38,578,045
Share-based compensation on stock option and restricted stock awards	—	510,101
Issuance of common stock to investors	3,204,475	8,804,833
Issuance of common stock to senior lender in connection with debt modifications	500,000	1,640,000
Issuance of common stock in satisfaction of debt principal	399,416	1,850,458
Issuance of common stock in exchange for professional services	20,000	—
Issuance of common stock in connection with warrant exercises	172,401	891,000
Issuance of warrants in connection with debt issuances	—	1,470,701
Recognition of beneficial conversion feature in connection with debt issuances	—	2,032,726
Reclassification of financial instrument from equity to debt	—	(29,000)
Foreign currency translation	—	(971,740)
Net loss	—	(16,265,793)

Balance at October 31, 2011	16,091,054	$38,511,331

Comprehensive Income or Loss

The following table sets forth the reconciliation of net loss to comprehensive loss:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Comprehensive loss, net of tax:
Net loss, as reported	$(1,454,792)	$(8,400,767)	$(3,069,407)	$(16,265,793)
Currency translation adjustments	593,003	(670,787)	221,846	(971,740)

Comprehensive loss, net of tax:	$(861,789)	$(9,071,554)	$(2,847,561)	$(17,237,533)

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

Our wholly-owned subsidiary, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of October 31, 2011 on the accompanying condensed consolidated balance sheet.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Numerators for basic and diluted loss per share data:
Net loss attributable to stockholders	$(1,454,792)	$(8,400,767)	$(3,069,407)	$(16,265,793)
Denominator for basic and diluted loss per share data - weighted-average shares	9,389,963	15,972,574	9,204,148	14,818,406
Basic and diluted per share data:
Net loss attributable to stockholders	$(0.15)	$(0.53)	$(0.33)	$(1.10)

For the three and six month periods ended October 31, 2010 and 2011, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded from the computation of diluted earnings per share:

	As of October 31,
	2010	2011
Stock options	409,438	405,962
Warrants	2,635,745	10,680,543
Convertible notes	829,116	6,205,346
Term notes	855,868	1,195,000
Lender Commitment	704,225	—

	5,434,393	18,486,851

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

12. Business Segments and Geographic Information

Business Segments

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

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

Our Electric Drive & Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs, primarily Fisker Automotive and General Motors, so that our advanced propulsion systems integrate and operate with the OEM’s hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.

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

In addition to energy sales on our existing wind electricity generation facility and future wind and solar energy facilities that we are currently developing, our strategy includes potentially generating revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

For the three and six month periods ended October 31, 2011, this segment’s expenses includes estimated impairment charges related to long-lived assets associated with goodwill and Schneider Power’s portfolio of renewable energy projects (see Note 5).

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN 2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The Zephyr Agreement originally required the transaction to be completed by September 30, 2011. However, the parties were unable to satisfy certain closing conditions by such date. On November 29, 2011, an amendment was executed to extend the closing date to December 16, 2011. The closing of the transactions contemplated by the Zephyr Agreement remains subject to the parties satisfaction (or waiver) of a number of closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, and consent from our senior lender.

Corporate Segment

The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors. For the six month period ended October 31, 2011, Corporate expenses also includes impairment charges related to long-lived assets associated with Quantum Solar and our investment in PCD.

Activities of Quantum Solar are included in our Corporate segment and to date principally consist of partial payments on long lead assembly equipment under construction for solar module production capability, net of impairments recognized in fiscal 2012. Quantum Solar has suspended all activities associated with its anticipated solar module manufacturing operation. If Quantum Solar commences a manufacturing operation in the future, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

Geographic Information

Our long-lived assets as of April 30, 2011 and October 31, 2011 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we may continue to develop as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Financial Information by Business Segment

Selected financial information by business segment is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$3,729,092	$12,962,349	$7,044,098	$19,665,954
Renewable Energy	156,090	59,875	401,015	110,712
Corporate	—	—	—	—

Total	$3,885,182	$13,022,224	$7,445,113	$19,776,666

Operating Income (Loss)
Electric Drive & Fuel Systems	$(2,227,512)	$1,695,795	$(4,150,485)	$1,909,686
Renewable Energy	(422,334)	(8,100,495)	(777,586)	(8,685,323)
Corporate	(2,208,457)	(2,395,790)	(4,555,575)	(7,317,314)

Total	$(4,858,303)	$(8,800,490)	$(9,483,646)	$(14,092,951)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$768,087	$9,200,475	$1,350,088	$12,363,024
Cost of product sales	(864,025)	(6,673,690)	(1,363,074)	(8,651,091)

Gross profit (loss)	$(95,938)	$2,526,785	$(12,986)	$3,711,933

Renewable Energy:
Net product sales	$66,917	$59,875	$128,986	$110,712
Cost of product sales	(14,415)	(48,482)	(74,566)	(81,875)

Gross profit	$52,502	$11,393	$54,420	$28,837

Capital Expenditures
Electric Drive & Fuel Systems	$57,918	$518,260	$114,026	$611,201
Renewable Energy	77,729	35,231	1,398,772	282,607
Corporate	—	—	—	—

Total	$135,647	$553,491	$1,512,798	$893,808

Depreciation
Electric Drive & Fuel Systems	$302,750	$274,410	$582,854	$545,222
Renewable Energy	40,534	23,643	67,669	48,483
Corporate	8,500	8,000	17,000	16,000

Total	$351,784	$306,053	$667,523	$609,705

Amortization and Impairment of Intangibles and Other Long-Lived Assets
Electric Drive & Fuel Systems	$—	$—	$—	$—
Renewable Energy	104,543	7,636,803	210,466	7,748,212
Corporate	—	—	—	958,572

Total	$104,543	$7,636,803	$210,466	$8,706,784

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

Identifiable assets by reporting segment are as follows:

	April 30, 2011	October 31, 2011
Identifiable Assets
Electric Drive & Fuel Systems	$41,040,995	$50,417,381
Renewable Energy	14,699,500	5,973,508
Corporate	16,229,552	15,242,794

	$71,970,047	$71,633,683

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

October 31, 2011

14. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of lease agreement for that facility. As of June 30, 2011, the remaining obligations under our lease agreement were estimated to exceed the base rent we will receive under the sublease by $2,239,000. Since we will continue to incur costs in excess of the base rent we will receive under the sublease for the remaining term of our lease agreement for that facility without realizing any economic benefit, we recognized a liability of $1,745,671 as of the cease-use date (June 29, 2011), which represents the fair value of the excess lease costs and certain other transaction costs. The fair value of the future net cash flows was determined assuming a credit-adjusted risk-free rate of 15.0%. Included in selling, general and administrative costs on the accompanying condensed consolidated statement of operations for the three and six months ended October 31, 2011 are charges of $26,861 and $1,793,907, respectively, associated with the obligation.

The activity under the facility exit obligation for the six month period ended October 31, 2011 is as follows:

Facility exit obligation recognized as of cease-use date	$1,745,671
Transactions after cease-use date:
Payments made to landlord under master lease agreement	(269,501)
Transaction and other costs	(82,313)
Rents and deposits received under sublease agreement	54,525
Accretion of fair value discount recognized due to passage of time	48,236

Facility exit obligation, current and non-current	1,496,618
Less: current portion	(342,831)

Facility exit obligation, non-current	$1,153,787

15. Subsequent Events

On November 2, 2011, we entered into an Agreement and Amendment with our senior lender pursuant to which the senior lender agreed to extend the maturity dates under the Senior Convertible Notes from October 31, 2011 to December 15, 2011. In consideration for the senior lender’s execution of the amendment, we paid our senior lender $200,000 in cash and issued the senior lender a warrant to purchase up to 540,000 shares of our common stock at a fixed exercise price of $2.12 per share. The warrant is not exercisable for six months from the date of issuance and expires on November 2, 2014.

On November 15, 2011, we received gross proceeds of $450,000 from the sale of 10% unsecured convertible promissory notes (the Unsecured “C” Convertible Notes) in a private placement transaction with certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $405,000. The holders of the Unsecured “C” Convertible Notes have the right at any time to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at a fixed conversion price of $2.7832 per share. The notes mature one year from the date of issuance and interest is payable in cash on a quarterly basis. The Unsecured “C” Convertible Notes are subordinate in all respects to our obligations to the senior lender. We have the right to prepay all or part of the notes at any time upon 30 days prior written notice. The investors also received warrants to purchase up to 191,487 shares of our common stock at a fixed exercise price of $2.64 per share. The warrants are not exercisable for six months from the date of issuance and expire on November 15, 2016.

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

Forward-Looking Statements

All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to, statements regarding: our anticipation that our principal sources of liquidity will be sufficient to fund our activities and debt service needs through December 15, 2011; our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations; our belief that our current operating plan will allow us to achieve profitability; our expectations of future revenue, expenses, gross margin and operating profit (loss); the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries; our expectation that our revenues from Fisker Automotive, Inc. for fiscal year 2012 and the foreseeable future will continue to represent a substantial portion of our total revenues; when our Q-Drive powertrain architecture and other products and technologies will be commercialized; our expectation that initial commercialization for our hydrogen and fuel cell vehicle products will begin in the 2013-2015 time frame followed by scaled market adoption in the second half of this decade; our plans to develop new lower cost technologies; if and when Fisker Automotive, Inc. will go to high volume production; the number of vehicles that Fisker Automotive expects to sell; Fisker Automotive’s intention to use the proceeds of a Department of Energy loan to complete the development, testing and tooling for its Karma vehicle platform and future vehicle platforms; our expectation that the Karma line of vehicles will continue over the next five to six years; our belief that we will be a supplier to Fisker Automotive on a long-term basis; our plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities; our belief that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in the transportation and hydrogen refueling infrastructure markets; our expectation that we will devote substantial capital resources to, among other things, funding operations, continuing development programs and building out and increasing our portfolio of wind and solar energy farms; our anticipation that we will generate revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties; our expectation that our Electric Drive & Fuel Systems business segment will use the proceeds from a grant by the California Energy Commission to assist in the development of certain components for our next generation of hybrid drive system; our plan to increase our participation in hybrid, plug-in hybrid and hydrogen vehicle programs and enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration services; our plan to use our existing renewable energy and development platform to expand our ownership of energy producing projects and enhance our involvement in renewable energy; our expectation that we will realize improvement in our gross margins for fiscal 2012 as we anticipate increased shipments of Q-Drive components to Fisker Automotive; our expectation that product revenue will increase in fiscal 2012 due to Fisker Automotive’s anticipated increase in production of the Fisker Karma and the launch of our F-150 PHEV program; our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits; the possibility that we may reapply in the future for California Energy Commission or other government supported renewable energy program funding; our belief that we have a competitive advantage over our competitors; our expectation that we will face increased competition in the future as new competitors enter the market and advanced technologies become available; our belief that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors; our intentions to support the growth of our subsidiary, Schneider Power, Inc., and our German affiliate, Asola; our expectation that Schneider Power’s operating activities will increase in fiscal 2012 if we are able to obtain sufficient project debt and equity financing to enable continued development and construction of Schneider Power’s portfolio of wind and solar farm projects; through our subsidiary, Quantum Solar, Inc., our intent to use Asola’s expertise, technologies and know-how to enter the solar panel manufacturing industry in the United States and Canada; our intention for our subsidiary, Quantum Solar, to use our 88,000 square foot facility located in Irvine, California, as a solar panel manufacturing facility; our intentions to establish joint development programs and strategic alliances with leaders in the alternative energy industry; our intention to expand our footprint in renewable energy projects by developing, constructing and owning various wind and solar projects in North America and the Caribbean that we have in our existing project pipeline and to continue prospecting for future renewable energy sites; our belief that India holds one of the highest natural gas vehicle growth potentials in the world; our intention to continue to pursue opportunities to expand our business in India; our belief that there are expanding opportunities to provide the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers; our plan to leverage our storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units; our plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry; our anticipation that a substantial portion of our current product order backlog will be completed by the end of fiscal 2012; our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems; our belief that our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage; our belief that lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics; our belief that recent contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions, our relationship with General Motors and the impact such relationship will have on our ability to develop our products; our expectation that we will not pay any cash dividends in the foreseeable future; the impact that new accounting pronouncements will have on our financial statements; and the effect that an adverse result in Asola’s dispute with its solar cell supplier would have on our financial statements.

Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this report under the “Risk Factors” section and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

Many of the risk factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements are made only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

Company Overview

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. We are a United States (US) public company listed on NASDAQ with our corporate offices located in Irvine, California.

We are a fully integrated alternative energy company and a leader in the development and production of advanced clean propulsion systems and renewable energy generation systems and services. We believe that we are uniquely positioned to integrate advanced fuel system, electric drive, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, plug-in hybrid electric, electric, fuel cell vehicles and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

Our consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly-owned subsidiary, Schneider Power Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc (Quantum Solar).

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. The Corporate segment consists solely of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy business segments.

Business Update

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems Segment provides hybrid drivetrain and advanced fuel system design and technology, powertrain engineering, electronic control and software strategies, system integration, manufacturing and assembly of propulsion systems and sub-systems for a variety of automotive and transportation applications including plug-in hybrid electric, hybrid electric, range extended plug-in electric, fuel cell and other alternative fuel vehicles. Our products, technologies and engineering services are designed to meet the growing demand for improved fuel economy. We supply our design services, hybrid electric drive systems and packaged fuel systems for alternative fuel vehicles primarily to OEM customers for use by consumers and for commercial and government fleets. Since 1997, we have sold approximately 20,000 systems for alternative fuel vehicles, primarily to General Motors.

We have developed our Q-Drive hybrid system for Fisker Automotive’s first production car, a plug-in hybrid sports sedan called the Fisker Karma. Our Q-Drive system evolved over several years of innovation and development. Our Q-Drive system takes full advantage of the performance potential of electric drive systems while achieving high fuel mileage and low emissions through its integrated plug-in hybrid electric vehicle design. Benefits of our Q-Drive system include optimized fuel efficiency and superior performance, unchanged gas station infrastructure, and convenient battery recharging with any 110-volt outlet, 220/240-volt fast-charging, or possibly using a solar energy powered re-charging station. We believe a commercial market is developing for our Q-Drive system due to Fisker Automotive’s production launch of the Fisker Karma vehicle platform, which was first delivered to retail customers in late 2011. We believe this is the first step to market introduction of our Q-Drive technology and will demonstrate the technical feasibility and fuel economy advantages of our plug-in hybrid electric vehicle technology.

We have been providing drivetrain development and vehicle integration services to Fisker Automotive for their Fisker Karma vehicle since November 2007 and recently completed the final stages of development. Production of the Karma officially commenced in April 2011 and during the first half of fiscal 2012, we shipped production level component parts to Fisker Automotive pursuant to our long-term production supply agreement with Fisker Automotive. During the first half of fiscal 2012 we also provided engineering services to support the launch of the Karma production vehicle.

We are also engineering and developing a “2nd Generation” scaled version of our hybrid drive system that is specifically directed at lower-cost light duty vehicles, including mid-size cars and pickup trucks, to significantly advance plug-in hybrid electric vehicles and the average fuel economy in the near term. In May 2011, we announced the receipt of a $1.4 million grant from the California Energy Commission (CEC) for product and technology development for innovative plug-in hybrid electric systems that are expected to accelerate the adoption of plug-in hybrid electric vehicles through improved operational efficiencies and reduced cost. The grant will be applied towards product validation and to set up a pilot production line to accelerate launching of the new hybrid electric products developed by our product engineering and commercialization team.

We also have other derivative drive systems within our family of hybrid drives, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as “Q-Force” for military applications and our proprietary “F-Drive” propulsion system specifically engineered for a plug-in electric hybrid version of the Ford F-150 pickup truck, one of the highest volume selling fleet vehicles in America. We are partnering with The Dow Chemical Company to launch a plug-in hybrid electric F-150 truck incorporating our proprietary F-Drive propulsion system.

Our packaged fuel systems are comprised of high pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines and hydrogen fuel cell vehicles.

Recently, we have received a number of orders related to our packaged fuel systems including:

In February 2011, we were awarded a $10.0 million development and validation program by General Motors for hydrogen storage. The hydrogen storage vessels developed and validated under this program will build upon our proprietary ultra-lightweight composite technology and assembly processes that save substantial mass while maximizing the fuel storage capacity.

In August 2011, we were awarded a purchase contract from Daimler AG (DAI.DE) for ultra-light weight hydrogen storage tanks. Under this contract, we will develop 10,000 psi (70 MPa) high capacity carbon fiber composite hydrogen tanks that are designed specifically for potential use in future Mercedes Benz zero emission fuel cell electric vehicles. We will apply our advanced ultra-lightweight carbon-composite and polymer liner technology to design and validate hydrogen tanks to the latest European standards and additionally to the stringent Mercedes Benz safety, performance and durability specifications.

In September 2011, we were awarded a purchase contract from Honda Motor Company for hydrogen storage engineering and development.

We also have recently secured a significant contract award from another large automotive OEM to develop, validate and supply ultra-lightweight carbon-composite hydrogen storage tanks specifically optimized for the proprietary requirements of this new OEM customer.

We are also experiencing increased demand for our compressed natural gas (CNG) storage systems. During fiscal 2011, we received $3.0 million in purchase orders for CNG storage systems for bus and heavy duty application. We also recently introduced a CNG cylinder technology capable of allowing Class 8 trucks to travel 1,000 miles before refueling. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems. We believe our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage. We also believe lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics.

In August 2011, we announced that we had secured a purchase contract for 200 additional ultra-lightweight high capacity CNG storage systems from a large US natural gas vehicle integrator of light-duty trucks. We are also currently in the final negotiations, which is subject to us obtaining the consent of our senior lender, with a large automotive OEM for a multi-year program to provide CNG storage systems for a full-size passenger vehicle platform.

We believe that these new contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions.

Renewable Energy

We operate our Renewable Energy Segment primarily through our wholly-owned subsidiary, Schneider Power, Inc., which we refer to as Schneider Power and which we acquired on April 16, 2010. Schneider Power is a licensed electricity generator, developer and builder of renewable electricity generation facilities. Schneider Power develops, builds, owns and operates wind electricity generation facilities and is planning similar development of solar power generating facilities. Schneider Power has a significant portfolio of wind and solar energy projects in various stages of development throughout North America and the Caribbean. Additionally, we currently own and operate a 1.6 megawatt (MW) wind farm in Ontario, Canada.

We currently generate electrical power from wind turbines operating in Ontario, Canada under a long term Power Purchase Agreement with a Canadian-based renewable energy reseller from which we derive revenue. In general, the predictable nature of the wind resource, the demonstrated reliability of the turbines, the low cost of operations including zero cost of fuel, and the long term fixed rate financing structure contribute to a highly predictable and consistent cash flow stream from wind farms. As we grow our wind and solar power generation asset base, we expect the steady financial return aspect of this business segment to generate positive cash flows.

Development of wind and solar farm projects involves several sequential stages of completion and advancement before the project becomes operational. These stages will generally include the feasibility study of the project, negotiating land easements, securing grid interconnections on the subject project, performing environmental studies, entering a power purchase agreement, arranging for construction financing, managing the construction, and commissioning the project. Wind and solar energy project returns depend mainly on the following factors: energy prices, transmission costs, wind and solar resources, wind turbine and solar module costs, construction costs, financing costs and the availability of government incentives.

In addition to energy sales on our existing wind electricity generation facility and future wind and solar energy facilities that we are currently developing, we anticipate generating revenues and positive cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties.

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN 2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The Zephyr Agreement originally required the transaction to be completed by September 30, 2011. However, the parties were unable to satisfy certain closing conditions by such date. On November 29, 2011, an amendment was executed to extend the closing date to December 16, 2011. The closing of the transactions contemplated by the Zephyr Agreement remains subject to the parties satisfaction (or waiver) of a number of closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, and consent from our senior lender.

Although the long-term prospects for renewable energy remain attractive, both the solar and wind industries are being affected by short-term economic variables, changing industry dynamics and uncertain parameters relating to pricing, government policies and overall supply/demand issues that are discussed further in the Renewable Energy Industry Update below. In addition to industry wide factors, we have been unable to sufficiently fund the development of certain Schneider Power renewable energy projects at a level that we had originally expected. Currently, we intend to move forward with developing a limited number of renewable energy projects over the foreseeable future, subject to our ability to obtain sufficient equity or debt project financing to fund such development. As a result of these factors, we recognized estimated impairment charges of approximately $7.5 million as of October 31, 2011 and we have allocated these charges to Schneider Power’s goodwill and intangible assets. Because some of the factors affecting our assessment have recently become apparent and because impairment considerations involve probability-weighted undiscounted and discounted cash flow analyses, as well as other analyses, we have not yet finalized our impairment analysis. The charges recognized represent our initial estimate of the impairment at Schneider Power and may change upon the finalization of our analysis in a subsequent period.

Corporate Segment

In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. On September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our recent determination that due to market conditions, the development of such a full scale solar panel assembly facility is not economical at this time. We continue to evaluate the economics of a modified, scaled-down assembly facility which could involve sourcing Chinese produced solar panel sub-systems through our relationship with our affiliate, Asola, and Asola’s relationship with a Chinese manufacturer of solar energy products. In the scaled-down version, Quantum Solar’s facility would provide final assembly and testing while leveraging the pre-established China-based sub-systems.

Pursuant to the terms of a Binding Letter of Intent dated May 11, 2007, which was the basis for our acquisition of the 24.9% interest in Asola, we were granted an option for a period of two years following the closing date of our acquisition of the 24.9% interest to increase our ownership in Asola by an additional 7.76%, to 32.66%, in exchange for 0.1 million euro. On December 28, 2009, we provided Asola with written notice that we were exercising the option. Subsequently, we commenced negotiations with Asola’s majority owner, ConSolTec GmbH (ConSolTec), regarding our acquisition of a majority interest in Asola. During the pendency of such negotiations, we agreed to forgo closing on the option exercise and reserved our right to withdraw the option exercise. The negotiations culminated in the execution of a non-binding letter of intent, which set forth the terms by which we would acquire a majority interest in Asola (Asola LOI). The Asola LOI, as amended, expired in June 2011, however, we continue to explore options to expand our strategic alliance with Asola.

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

Results of Operations

Three and Six Months Ended October 31, 2010 and 2011

Total revenues and operating losses for our business segments and gross profit on our product sales for the three and six months were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2011	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$3,729,092	$12,962,349	$7,044,098	$19,665,954
Renewable Energy	156,090	59,875	401,015	110,712
Corporate	—	—	—	—

Total	$3,885,182	$13,022,224	$7,445,113	$19,776,666

Operating Income (Loss)
Electric Drive & Fuel Systems	$(2,227,512)	$1,695,795	$(4,150,485)	$1,909,686
Renewable Energy	(422,334)	(8,100,495)	(777,586)	(8,685,323)
Corporate	(2,208,457)	(2,395,790)	(4,555,575)	(7,317,314)

Total	$(4,858,303)	$(8,800,490)	$(9,483,646)	$(14,092,951)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$768,087	$9,200,475	$1,350,088	$12,363,024
Cost of product sales	(864,025)	(6,673,690)	(1,363,074)	(8,651,091)

Gross profit (loss)	$(95,938)	$2,526,785	$(12,986)	$3,711,933

Renewable Energy:
Net product sales	$66,917	$59,875	$128,986	$110,712
Cost of product sales	(14,415)	(48,482)	(74,566)	(81,875)

Gross profit	$52,502	$11,393	$54,420	$28,837

Electric Drive & Fuel Systems Segment

Overall segment revenues increased $9.3 million, from $3.7 million in the second quarter of fiscal 2011 to $13.0 million in the second quarter of fiscal 2012, and increased $12.7 million, from $7.0 million in the first six months of fiscal 2011 to $19.7 million in the first six months of fiscal 2012. The increase in revenue in fiscal 2012 is primarily related to product shipments to Fisker Automotive for the Fisker Karma program and increased shipments of CNG products.

Fisker Automotive comprised 41% and 66%, and General Motors comprised 12% and 12%, of the total Electric Drive & Fuel Systems segment revenue reported for the first six months of fiscal years 2011 and 2012, respectively. For the remainder of fiscal 2012 and for the foreseeable future, we anticipate that Fisker Automotive will continue to represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components to and provide development services in support of Fisker Automotive’s Karma vehicle.

Product revenue for the Electric Drive & Fuel Systems segment increased $8.4 million, from $0.8 million in the second quarter of fiscal 2011 to $9.2 million in the second quarter of fiscal 2012, and increased $11.0 million, from $1.4 million in the first six months of fiscal 2011 to $12.4 million in the first six months of fiscal 2012. The increase in the current periods is mainly due to an increase in production shipments to Fisker Automotive related to the Fisker Karma vehicle program and increased shipments of high pressure fuel storage tanks for CNG applications. We expect product revenue over the next six months to exceed the product revenue realized in the first half of fiscal 2012 due to an anticipated increase in product shipments to Fisker Automotive, primarily in the fourth quarter of fiscal 2012.

Contract revenue for the Electric Drive & Fuel Systems segment increased $0.8 million, or 27%, from $3.0 million in the second quarter of fiscal 2011, to $3.8 million in the second quarter of fiscal 2012, and increased $1.6 million, or 28%, from $5.7 million in the first six months of fiscal 2011 to $7.3 million in the first six months of fiscal 2012. Contract revenue is derived primarily from system development and application engineering of our products under customer funded contracts. Contract revenue recognized from engineering and support services provided to Fisker Automotive and General Motors was $4.0 million and $2.2 million, respectively, for the first six months of fiscal 2012.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $5.8 million, from $0.9 million in the second quarter of fiscal 2011, to $6.7 million in the second quarter of fiscal 2012, and increased $7.3 million, from $1.4 million in the first six months of fiscal 2011 to $8.7 million in the first six months of fiscal 2012, primarily as a result of increased product sales.

Gross profits on product sales for the second quarter of fiscal 2012 improved $2.6 million, from a negative $0.1 million in the second quarter of fiscal 2011, to a positive $2.5 million in the second quarter of fiscal 2012, and improved $3.7 million, from $0.0 million in the first six months of fiscal 2011 to a positive $3.7 million in the first six months of fiscal 2012. The improved gross margins are primarily due to increased shipments of our products in fiscal 2012. We expect to continue to realize improvement in our year over year gross margins for the remainder of fiscal 2012 based on anticipated product shipments to Fisker Automotive.

Research and development expense associated with development contracts decreased $0.5 million, or 20%, from $2.5 million in the second quarter of fiscal 2011, to $2.0 million in the second quarter of fiscal 2012, and decreased $0.6 million, or 13%, from $4.7 million in the first six months of fiscal 2011 to $4.1 million in the first six months of fiscal 2012.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment increased $0.1 million, or 7%, from $1.5 million in the second quarter of fiscal 2011, to $1.6 million in the second quarter of fiscal 2012, and decreased $0.1 million, or 3%, from $3.0 million in the first six months of fiscal 2011 to $2.9 million in the first six months of fiscal 2012. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment in the first half of fiscal 2012 for the three and six months ended October 31, 2011 was $1.0 million and $2.1 million, respectively, as compared to similar levels of $1.1 million and $2.2 million, respectively, for the same periods in fiscal 2011.

Operating income for the Electric Drive & Fuel Systems segment improved $3.9 million, from an operating loss of $2.2 million in the second quarter of fiscal 2011, to an operating income of $1.7 million in the second quarter of fiscal 2012, and improved $6.1 million, from an operating loss of $4.2 million in the first six months of fiscal 2011 to an operating income of $1.9 million in the first six months of fiscal 2012, mainly as a result of higher revenues generated in the current three and six month periods.

Renewable Energy Segment

Through our wholly-owned subsidiary, Schneider Power, we recognized $0.1 million of product revenue in the first six months of both fiscal 2011 and 2012 from energy sales related to the Providence Bay wind farm. Schneider Power also recognized $0.1 million and $0.3 million of revenues from construction management services in the second quarter and first six months of the prior fiscal year, respectively, for services associated with development of a wind farm owned by an unrelated third party which was completed in fiscal 2011.

Operating expenses incurred by Schneider Power were $0.6 million in the second quarters of both fiscal 2011 and 2012. Operating expenses for the first six months of fiscal 2011 and 2012 were $1.2 million and $1.3 million, respectively. Included in operating costs for the first six months of both the current and prior fiscal year period was $0.2 million of amortization expense relating to intangible assets associated with the renewable energy project portfolio identified in connection with our acquisition of Schneider Power. In addition to the operating expenses, we also recognized estimated impairment charges as of October 31, 2011 of $7.5 million, of which $5.0 million was to reduce the carrying value of the intangible asset associated with the renewable energy project portfolio and $2.5 million was to fully write-off goodwill allocated to the Renewable Energy segment as a result of factors discussed above in the Business Update and Renewable Industry Update sections. The charges recognized represent our initial estimate of impairment and may change upon the finalization of our analysis in a subsequent period.

Schneider Power’s operating loss, including the impairment charges recognized in fiscal 2012, was $0.4 million and $8.1 million for the second quarters of fiscal 2011 and 2012, respectively, and $0.8 million and $8.7 million for the first six months of fiscal 2011 and 2012, respectively.

We expect Schneider Power’s operating activities to increase for the remainder of fiscal 2012 if we are able to obtain sufficient project debt and equity financing to acquire renewable energy projects and/or enable further development and construction of Schneider Power’s existing portfolio of wind and solar farm projects. However, we can provide no assurance that we will be successful in obtaining such project financing.

Corporate Segment

Corporate expenses increased $0.2 million, or 9% from $2.2 million in the second quarter of fiscal 2011, to $2.4 million in the second quarter of fiscal 2012, and increased $2.7 million, or 59%, from $4.6 million in the first six months of fiscal 2011 to $7.3 million in the first six months of fiscal 2012. The increase in the current six month period is primarily a result of a first quarter charge of $1.8 million recognized in connection with our exit from a facility located in Lake Forest, California and a first quarter charge of $0.9 million for impairments of long-lived assets that occurred in connection with the recoverability of deposits made on certain solar manufacturing equipment.

Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems segment, our Renewable Energy segment, and any future operating segments in addition to the non-recurring charges discussed further below. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Excluding the facility exit and impairment charges recognized in the first quarter of fiscal 2012, general and administrative expenses of the Corporate segment as a percentage of total consolidated revenues decreased to 23% for the first six months of fiscal 2012, as compared to 61% for the first six months of fiscal 2011, primarily due to higher revenues realized in the current six month period.

In June 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of our existing lease agreement, dated April 1, 2009, for that facility (the Master Lease). The fair value of our remaining obligations under the Master Lease exceeds the amount of rent we will receive under the sublease agreement by $1.7 million. Since we will continue to incur costs in excess of the sublease rents received for the remaining term of the Master Lease without economic benefit, we recognized charges of $1.8 million in the first six months of fiscal 2012.

Impairments of long-lived assets amounted to $1.0 million in the first quarter of fiscal 2012. The amount recognized primarily relates to the impairment of $0.9 million associated with the recoverability of certain deposits made on solar equipment orders in connection with the anticipated start up of Quantum Solar’s manufacturing operations in California. The equipment on order was originally intended to be used by us in a full-scale, vertically-integrated solar panel assembly facility in Irvine, California; however, we suspended the project due to current market conditions. We are currently pursuing a return of our deposits on the equipment orders with the suppliers but do not know if we will be successful in getting all or part of the deposits returned. We also recognized an impairment charge of $0.1 million associated with our equity investment in Power Control and Design, representing the write-off of the remaining balance of our investment.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $1.6 million in the second quarter of fiscal 2012, as compared to $0.7 million recognized in the second quarter of fiscal 2011, and amounted to $2.2 million for the first six months of fiscal 2012, as compared to $1.2 million recognized in the first six months of fiscal 2011. Interest expense in the prior fiscal year periods primarily related to debt instruments payable to our senior lender. The increase in expense during the current periods is primarily related to higher effective interest rates incurred associated with issuances of new unsecured debt obligations to investors in the first six months of fiscal 2012, including the amortization of debt discounts and debt origination costs associated with the new obligations.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at October 31, 2011 consisted of embedded features contained within certain debt obligations and warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to net gains of $4.5 million and $2.7 million in the second quarter and first six months of fiscal 2012, respectively, compared to net gains of $4.1 million and $7.5 million in the second quarter and first six months of fiscal 2011, respectively. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The unrealized net gains recognized in the current period was primarily attributable to the decrease in our closing share price during the second quarter of fiscal 2012 ($4.36 at July 31, 2011 and $2.12 at October 31, 2011) that materially decreased the fair value of the derivative instrument liabilities during the current period.

Loss on Modification of Debt and Derivative Instruments. During the second quarter of fiscal 2012, we and our senior lender agreed to extend the maturity date of the Senior Convertible Notes from August 31, 2011 to October 31, 2011 in exchange for the issuance of 500,000 shares to the senior lender and a reset to the conversion exercise price under the Senior Convertible Notes from $9.80 to $3.31 per share, along with other modifications to the Senior Convertible Notes and the Consent Fee Term Note. We concluded that the modifications to the Senior Convertible Notes were substantial and represented an implied exchange of the existing convertible note instruments held by the senior lender with new convertible debt instruments. A net loss on extinguishment of $2.6 million was recognized in connection with the August 31, 2011 transactions, of which $1.6 million represented the fair value of the shares issued to the senior lender on the transaction date.

Gain on Settlement of Debt and Derivative Instruments. During the first six months of fiscal 2012, we (i) repaid a total of $5.1 million of principal due under our debt obligations, of which $1.8 million was settled by the issuance of shares of our common stock, (ii) settled $1.1 million of derivative warrant obligations associated with the October 2006 Warrants by the issuance of shares of our common stock, and (iii) settled $0.1 million of derivative obligations associated with embedded features contained within the Senior Convertible Notes and Consent Fee Term Note. As a result of these in-kind settlements and related extinguishments, we recognized a loss of $42,000 related to principal payments associated with Term Note B and a gain of $184,000 related to the settlement of the derivative warrants in the first quarter of fiscal 2012 and recognized a gain of $78,000 related to the settlement of the derivative obligations associated with the Senior Convertible Notes and Consent Fee Term Note in the second quarter of fiscal 2012.

Equity in Earnings (Losses) of Affiliates. During the second quarter and first six months of fiscal 2012, we recognized losses of $135,000 and $346,000, respectively, and in the second quarter and first six months of fiscal 2011, we recognized net earnings of $75,000 and $146,000, respectively. The amounts recognized represent the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The activity in all periods is primarily associated with our equity share of the operating results of Asola.

Our equity in net losses of Asola of $0.1 million and $0.3 million for the second quarter and first six months of fiscal 2012, respectively, differs from our 24.9% share of $1.2 million and $2.8 million in net losses of Asola that was reported for the three and six months ended October 31, 2011, respectively, under German GAAP. These differences are due to adjustments to equity in net earnings (losses) related to differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in losses under US GAAP for the three and six months ended October 31, 2011 as follows:

	Three Months ended October 31, 2011		Six Months ended October 31, 2011
	Euros	US Dollars	Euros	US Dollars
Net earnings of Asola reported under German GAAP	€(876,567)	$(1,244,888)	€(1,910,339)	$(2,754,000)
Adjust earnings (losses) in accordance with US GAAP:
Foreign currency contracts	503,477	715,031	1,072,615	1,546,784
Other	(6,908)	(9,810)	(66,888)	(97,466)

Net losses of Asola reported under US GAAP	(379,998)	(539,667)	(904,612)	(1,304,682)

Quantum’s share of net losses at 24.9%	€(95,000)	$(134,000)	€(225,000)	$(325,000)

Income Taxes. Our income tax expense is minor for the first six months of both fiscal periods presented, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be minor for the remainder of fiscal 2012.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first six months of fiscal 2012 was $10.8 million, as compared to net cash used of $8.6 million during the first six months of fiscal 2011. The cumulative impact of net changes in operating assets and liabilities during the first six months of fiscal 2012 was net cash used of $8.1 million, as compared to net cash provided of $0.2 million in the first six months of fiscal 2011. The net change in operating assets and liabilities in fiscal 2012 was mainly related to an increase in accounts receivable of $7.3 million, of which a substantial portion relates to product shipments to and engineering services provided on behalf of Fisker Automotive. Excluding the changes in operating assets and liabilities, the cash used in operations improved by $6.1 million, from a use of $8.8 million in the first six months of fiscal 2011 to a use of $2.7 million in the first six months of fiscal 2012.

Net cash used in investing activities during the first six months of fiscal 2012 was $0.9 million, as compared to net cash used of $1.4 million during the first six months of fiscal 2011. Cash used to acquire and develop property and equipment was $0.9 million in the fiscal 2012 period, as compared to $1.5 million in the fiscal 2011 period.

Net cash provided by financing activities during the first six months of fiscal 2012 was $12.2 million, as compared to $9.6 million during the first six months of fiscal 2011. Cash provided during the first six months of fiscal 2012 consisted principally of net proceeds of $8.8 million from a private placement offering of common stock and warrants closed in June and July 2011 and combined net proceeds of $8.8 million from four private placement offerings of short term debt obligations and warrants. We used $5.1 million in cash to pay down principal amounts under certain debt obligations, primarily in September and October 2011.

Capital Resources

From our inception, we have funded our operations, acquisitions and other strategic investments primarily with proceeds from public and private equity and debt offerings and borrowings under credit facilities with lending institutions. Subsequent to April 30, 2011, we completed the following capital transactions, which are discussed further in Notes 7, 9 and 15 to the accompanying condensed consolidated financial statements:

•

On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•

During May 2011 and June 2011, we issued 817,805 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation we refer to as Term Note B.

•

During the period of June 15, 2011 through July 6, 2011, we received gross proceeds of $10.0 million from the sale of common stock and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

•

On August 23, 2011, we received gross proceeds of $1.15 million from the sale of 15.0% senior subordinated bridge notes (August 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million.

•

On August 31, 2011, we issued 500,000 shares of our common stock to our senior lender in consideration for the senior lender’s agreement to, among other things, amend the repayment terms and maturity date of three convertible notes held by our senior lender that had a combined outstanding principal and accrued interest balance of $12.7 million (the Senior Convertible Notes) and were scheduled to mature on August 31, 2011.

•

On September 29, 2011 and October 12, 2011, we received gross proceeds of approximately $3.8 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “A” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.2 million.

•

During the period of October 17, 2011 through October 27, 2011, we received gross proceeds of $3.5 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.1 million.

•

On November 2, 2011, we paid our senior lender a fee of $200,000 and issued a warrant to purchase up to 540,000 shares of our common stock in consideration for our senior lender’s agreement to further amend the maturity dates under the Senior Convertible Notes to December 15, 2011.

•

On November 15, 2011, we received gross proceeds of $0.45 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “C” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $0.4 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending as of October 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of November 30, 2011 consisted of cash and cash equivalents of $3.3 million.

As of November 30, 2011, we had $22.9 million of outstanding debt obligations, consisting of (i) $10.2 million due under the Senior Convertible Notes that mature on December 15, 2011, (ii) $2.4 million due under a promissory note we refer to as the Consent Fee Term Note that is payable on demand, (iii) $3.9 million due under the Unsecured “A” Convertible Notes that mature upon the earlier of (a) one year from the date of issuance or (b) upon our completion of a registered offering of securities, (iv) $1.2 million due under the August 2011 Bridge Notes that mature on January 31, 2012, (v) $1.2 million related to a bank term loan that matures on April 3, 2012, (vi) $3.5 million due under the Unsecured “B” Convertible Notes that mature in October 2012, and (vii) $0.5 million due under the Unsecured “C” Convertible Notes that mature in November 2012.

We believe that our existing principal sources of liquidity will only be sufficient to fund our activities and debt service needs through December 15, 2011. In order to have sufficient cash for our operations and debt service needs for at least the next twelve months, we need to raise a substantial amount of capital.

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

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to acquire or complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term. We do not plan to move forward with the renewable energy projects until we raise a level of additional capital to be able repay our debt obligations as they mature, fund one or more of these projects, and maintain sufficient levels of working capital for our overall business.

We are currently seeking to raise capital from a public offering of our common stock and warrants and we continue to evaluate other options for raising capital in order to maintain sufficient liquidity to fund our operations and pay our debt obligations as they become due. The actual amount of capital that we will need to raise is substantial and we cannot provide any assurances that we will be able to raise such capital or otherwise refinance or restructure our debt obligations in a manner that will allow us to continue as a going concern. If we are unable to raise sufficient capital to fund our working capital needs and repay our debt obligations as they mature, it would have a material adverse affect on our business and our ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2011, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with embedded features contained within certain of our debt instruments and warrant contracts. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $2.12 per share on October 31, 2011, the fair value of our derivative instruments would increase and a charge in the amount of $0.6 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at October 31, 2011	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value
Embedded principal multiplier feature under Consent Fee Term Note	$11,000	$3,000	$14,000
Warrant contracts issued in October 2006	1,306,000	189,000	1,495,000
Warrant contracts issued in June 2007	28,000	7,000	35,000
Warrant contracts issued in August 2008	238,000	52,000	290,000
Warrant “B” contracts issued in February 2011	329,000	51,000	380,000
Warrant contracts issued in Aug/Sept 2009	19,000	5,000	24,000
Warrant contracts issued on September 29, 2011	778,000	104,000	882,000
Warrant contracts issued on October 12, 2011	709,000	154,000	863,000

	$3,418,000	$565,000	$3,983,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On October 31, 2011, one euro was equal to 1.40 US Dollars and one Canadian dollar was equal to 1.00 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$158.8 million, based on the currency exchange rate at October 31, 2011; a 10% decline in the US Dollar against the euro could require us to pay an additional US$15.9 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of October 31, 2011, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the first six months of fiscal 2012.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

The October 2006 Warrants, the August 2008 Warrants, and the warrants issued on September 29, 2011 and October 12, 2011, contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through October 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants to $1.98, the August 2008 Warrants to $38.60, and the warrants issued on September 29, 2011 to $1.98 per share, respectively. As of October 31, 2011, the August 2008 Warrants had been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 1,429,017 and 1,398,964, respectively, as of October 31, 2011. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, August 2009 Warrants, the September 2009 Warrants, the “B” warrants issued in February 2011, and the warrants issued on September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the six month period ended October 31, 2011 due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on their relative fair values. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity.

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

No new accounting pronouncements have been adopted in the first six months of fiscal 2012.

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

For a complete description of our risk factors, please refer to the Risk Factors section contained within the prospectus supplement on Form 424(b)(5) (to the base prospectus to Registration No. 333-176772 dated September 9, 2011 and declared effective on September 29, 2011) filed with the Securities and Exchange Commission on November 25, 2011 (the Prospectus Supplement”), all of which are incorporated herein by reference. Material changes to such risk factors are:

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

We have a history of operating losses and negative cash flow and we anticipate that we will need to raise additional funds to finance operations.

We have a history of operating losses and negative cash flow. We have incurred recurring net losses, including net losses from operations before income taxes of $28.0 million, $46.3 million and $11.3 million in fiscal 2009, 2010 and 2011, respectively, and $16.3 million for the first six months of fiscal 2012. We used $16.9 million, $14.7 million and $13.6 million of cash for operating activities during fiscal 2009, fiscal 2010 and fiscal 2011, respectively, and $10.8 million for the first six months of fiscal 2012.

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

RISKS RELATED TO OUR BUSINESS

Our book value is currently above or near our market capitalization, which is an indicator that goodwill and other intangible assets may be impaired.

A decline in market capitalization below book value is an indicator that goodwill and other intangible assets may be impaired under applicable accounting guidance. Impairment testing does not necessarily lead to recognition of an impairment loss but does present the possibility of incurring such a loss. Although we last tested our goodwill and intangible assets as of October 31, 2011 and recorded estimated impairment charges of $7.5 million, we have not yet finalized our assessment as of October 31, 2011 and we may be required to further impair our remaining carrying values of goodwill and intangible assets in future periods. Adjustments to our initial estimate as of October 31, 2011 and future potential impairments of goodwill, intangible assets or tangible assets could have a material adverse effect on our financial results.

Item 5.	Other Information

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN 2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The Zephyr Agreement originally required the transaction to be completed by September 30, 2011. However, the parties were unable to satisfy certain closing conditions by such date. On November 29, 2011, Schneider Power and the seller entered into an agreement to, among other things, extend the required closing date to December 16, 2011. The closing of the transactions contemplated by the Zephyr Agreement remains subject to the parties satisfaction (or waiver) of a number of closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, and consent from our senior lender. A copy of the agreement is as Exhibit 10.11 to this report and the terms thereof are incorporated herein by reference.

Item 6.	Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended October 31, 2011.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

4.1	Form of Warrant issued by the Registrant to certain accredited investors on August 23, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

4.2	Form of Warrant issued by the Registrant to certain accredited investors on September 29, 2011 and October 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

4.3	Form of Warrant issued by the Registrant to certain accredited investors on various dates during the period of October 17, 2011 through October 27, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011, as amended on Form 8-K/A filed with the SEC on October 28, 2011).

10.1	Form of Bridge Note and Warrant Purchase Agreement, dated August 23, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.2	Form of Senior Subordinated Promissory Note issued to certain accredited investors on August 23, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.3	Purchase and Sale Agreement, dated August 24, 2011, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011).

10.4	Agreement and Amendment, dated August 31, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.5	Form of Subscription Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.6	Form of Convertible Note issued by the Registrant to certain accredited investors on September 29, 2011 and October 12, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.7	Form of Registration Rights Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.8	Form of Subscription Agreement executed on various dated during the period of October 17, 2011 through October 27, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011, as amended on Form 8-K/A filed with the SEC on October 28, 2011).

10.9	Form of Convertible Note issued by the Registrant to certain accredited investors on various dates during the period of October 17, 2011 through October 27, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011, as amended on Form 8-K/A filed with the SEC on October 28, 2011).

10.10	Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

10.11*	Agreement, dated November 29, 2011, between Schneider Power Inc. and Green Breeze Energy Inc.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

101*	The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	- Filed herewith