Form 10-KT
period 2011-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2012-03-28
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2011 to December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $50.1 million, based upon the closing sale price of the Registrant’s common stock on such date, as reported on the Nasdaq Global Market. Shares of common stock held by each executive officer and director and each person owning more than 10% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer’s classes of common stock as of March 23, 2012: 47,028,619 shares of common stock, $.02 par value per share, and 49,998 shares of Series B common stock, $.02 par value per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements included in this report for the transition period beginning May 1, 2011 and ending December 31, 2011(the Transition Report”) on Form 10-K and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding: our expected liquidity needs; our belief that we will need to raise additional capital to fund our future operations and to support our existing and new customer programs; our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations; our belief that our current operating plan will allow us to achieve profitability; our expectations and forecasts of future revenue, expenses, gross margin and operating profit (loss); our potential revenue under our contract awards; the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries; our expectation that our revenues from Fisker Automotive for the 2012 calendar year and the foreseeable future will continue to represent a substantial portion of our total revenues; when our Q-Drive powertrain architecture and other products and technologies will be commercialized; our expectation that initial commercialization for our hydrogen and fuel cell vehicle products will begin in the 2013-2015 time frame followed by scaled market adoption in the second half of this decade; our plans to develop new lower cost technologies; if and when Fisker Automotive will go to high volume production; the number of vehicles that Fisker Automotive expects to sell; Fisker Automotive’s intention to use the proceeds of a Department of Energy loan to complete the development, testing and tooling for its Karma vehicle platform and future vehicle platforms; our expectation that the Karma line of vehicles will continue over the next five to six years; our belief that we will be a supplier to Fisker Automotive on a long-term basis; our plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities; our belief that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in the transportation and hydrogen refueling infrastructure markets; our expectation that we will devote substantial capital resources to, among other things, funding operations, expanding our CNG tank production facility, continuing development programs and building out and increasing our portfolio of wind and solar energy farms; our anticipation that we will generate revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties; our expectation that our Electric Drive & Fuel Systems business segment will use the proceeds from a grant by the California Energy Commission to assist in the development of certain components for our next generation of hybrid drive system; our plan to increase our participation in hybrid, plug-in hybrid and hydrogen vehicle programs and enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration services; our plan to use our existing renewable energy and development platform to expand our ownership of energy producing projects and enhance our involvement in renewable energy; our expectation that we will realize improvement in our gross margins as we anticipate increased shipments of Q-Drive components to Fisker Automotive; our expectation that product revenue will increase in due to Fisker Automotive’s anticipated increase in production of the Fisker Karma, increased sales of CNG systems and the planned launch of our F-150 plug-in hybrid electric vehicle program; our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits; the possibility that we may reapply in the future for California Energy Commission or other government supported renewable energy program funding; our belief that we have a competitive advantage over our competitors; our expectation that we will face increased competition in the future as new competitors enter the market and advanced technologies become available; our belief that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors; our intentions to support the growth of our subsidiary, Schneider Power, and our German affiliate, Asola; our expectation that Schneider Power’s operating activities will increase in our fiscal year ended December 31, 2012 if we are able to obtain sufficient project debt and equity financing to enable continued development and construction of Schneider Power’s portfolio of wind and solar farm projects; our intentions to establish and expand joint development programs and strategic alliances with automotive OEMs, the major lithium ion battery producers, commercial fleets and other leaders in the alternative energy industry and to secure outside funding to support these programs; our intention to expand our footprint in renewable energy projects by developing, constructing and owning various wind and solar projects in North America and the Caribbean that we have in our existing project pipeline and to continue prospecting for future renewable energy sites; our belief that India holds one of the highest natural gas vehicle growth potentials in the world; our intention to continue to pursue opportunities to expand our business in India; our belief that there are expanding opportunities to provide the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers; our plan to leverage our storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units; our plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry; our anticipation that a substantial portion of our current product order backlog will be completed by the end of the 2012 calendar year; our belief

ii

that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems; our belief that our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage; our belief that lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics; our relationship with General Motors and the impact such relationship will have on our ability to develop our products; our expectation that we will not pay any cash dividends in the foreseeable future and that we will retain our future earnings for use in the operation and expansion of our business; the impact that new accounting pronouncements will have on our financial statements; the effect that an adverse result in Asola’s dispute with its solar cell supplier would have on our financial statements; our belief that we are uniquely positioned to integrate advanced fuel systems, electric drive, software control strategies and propulsion control systems technologies; our belief that there is significant commercial opportunity for the Q-Drive system; our belief that a commercial market is developing for our Q-Drive system due to Fisker Automotive’s production launch of the Fisker Karma vehicle platform and that it will demonstrate the technical feasibility and fuel economy advantages of our plug-in hybrid electric vehicle technology; our anticipated increase in product shipments to Fisker Automotive during the 2012 calendar year; that if Fisker Automotive completes an initial public offering, it would have a positive impact on the overall value for Quantum stockholders; our belief that our contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions; our expectation that our wind and solar power generation business segment will generate positive cash flows; our expectation that long-term market conditions and the demand for renewable energy will improve; our anticipation of increased revenues and improved profit margins, which we expect to reduce the levels of cash required for our operating activities as compared to historical levels of use; our intention to commercialize newly developed variations of our proprietary hybrid vehicle propulsion systems and subsystems into production programs with other automotive OEMs, utilities and fleets, military programs and other customer groups such as the U.S. Postal Service; our plan to commercialize certain proprietary hybrid drive subsystems including hardware and software controls, electronics and inverter systems; our intention to focus our product development efforts on advancing our hybrid propulsion systems and technologies to further improve performance, reduce cost and support broader commercialization; our plan to continue to develop and refine our hybrid drive systems and subsystems to capture new customers in a growing hybrid vehicle market; our plan to leverage our hybrid drivetrain technology and systems integration capabilities to continue to advance our hybrid control systems, motor control software and propulsion system control strategies; that we will continue to expand our customer base and commercialization partnerships in our efforts to further develop advanced and lower cost hybrid drive system component parts and secure customer funding and partnerships to make these advancements; our plan to continue to leverage our advanced fuel systems, and other alternative vehicle technologies to assist OEMs in advancing the commercialization of hydrogen, fuel cell and other alternative fuel and specialized vehicle applications; our intention to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to emerging OEM and fleet vehicle programs to capture full scale production opportunities; our belief that our industry-leading hydrogen storage systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options; our expectation that the increased demand for our CNG storage systems will continue in the 2012 calendar year; our expectation that product revenue from the sale of CNG storage tanks will more than double in the 2012 calendar year; our expectation of additional product revenue from the sale of our recently introduced CNG cylinder technology; our expectation that consolidated revenues in the 2012 calendar year will be higher than the consolidated revenues in the 2011 calendar year, based on the anticipated increase in production of the Fisker Karma, the expected increase in sales of our CNG storage systems, and our expanding hydrogen storage development programs; our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; our anticipation that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies; our belief that the insurance we carry is adequate given the nature of the covered risks and the costs of the coverage; our belief that our efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of April 30, 2009; and our expectation that the market price of our common stock will continue to fluctuate significantly.

Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this Transition Report under the “Risk Factors” section and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

Many of the risk factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements are made only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Transition report.

iii

PART I

Item 1.	Business.

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and its subsidiaries. We are a United States public company listed on NASDAQ with our corporate offices located in Irvine, California.

Change in Fiscal Year

On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change is effective as of December 31, 2011. In connection with our change in fiscal year, we are filing this Transition Report and the accompanying consolidated financial statements which cover the eight month period beginning May 1, 2011 and ending December 31, 2011 and the historical activities of the years ended April 30, 2009, 2010 and 2011. Our next fiscal year will cover the period from January 1, 2012 through December 31, 2012.

Background

We were incorporated in the state of Delaware in October 2000 and became a public company beginning on July 23, 2002.

Our consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

On April 16, 2010, we completed the acquisition of Schneider Power, an alternative energy company with a portfolio of clean electricity generation development projects and land positions in prospective wind and solar power areas in North America and the Caribbean.

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) a 24.9% interest in Asola Solarpower GmbH (formerly Asola Advanced and Automotive Solar Systems GmbH), (ii) a 24.9% interest in Asola Quantum Solarpower AG (AQS), (iii) a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), (iv) a 22% interest in Power Control and Design, Inc. (PCD), and (v) less than 1% interest in Fisker Automotive, Inc. (Fisker Automotive).

Overview

We are a fully integrated alternative energy company and a leader in the development and production of natural gas, fuel cell and other advanced clean propulsion systems and renewable energy generation systems and services. We believe that we are uniquely positioned to integrate advanced fuel and electric drive systems, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, natural gas, plug-in hybrid electric, electric, fuel cell and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners. Since 1997, we have sold approximately 20,000 systems for alternative fuel vehicles, primarily to General Motors.

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Electric Drive & Fuel Systems or Renewable Energy business segments. The Corporate segment also includes activities of our anticipated future operating segments. Certain financial information related to each of our reporting segments can be found in the financial statements that are included in this Transition Report.

Business Operations and Products and Services

Electric Drive and Fuel System Segment

We provide hybrid drivetrain and advanced fuel system design, powertrain engineering, electronic control and software strategies, system integration, manufacturing and assembly of CNG and hydrogen tanks, propulsion systems and sub-systems for a variety of automotive applications including hybrid electric vehicles, electric vehicles, plug-in hybrid electric vehicles (PHEV), fuel cell electric vehicles, and other alternative fuel vehicles. We also design, engineer and manufacture hybrid and fuel cell concept vehicles and hydrogen refueling systems primarily for use in the transportation, aerospace, and military industries. Our proprietary plug-in hybrid drive system technology can be packaged utilizing different designs, technologies and subsystems. Our drive systems include complete systems or sub-systems and components and are designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging.

Our packaged fuel systems are comprised of high pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines, natural gas and hydrogen fuel cell vehicles. Recently we introduced a CNG cylinder technology capable of allowing Class 8 trucks to travel 1,000 miles before refueling. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems. We believe our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage. We also believe lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics.

We developed our Q-Drive® hybrid system for the Fisker Karma platform. We also have other derivative drive systems within our family of hybrid drives, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as Q-Force and our proprietary F-Drive propulsion system specifically engineered for a plug-in electric hybrid version of the Ford F-150 pickup truck, one of the highest volume selling fleet vehicles in America. The F-Drive system provides a unique combination of low operating costs through substantially increased fuel efficiency, reliability, low maintenance cost, emission reduction benefits and extended range capability. Ideal for fleet vehicle driving characteristics, the F-150 PHEV is designed to have a 35 mile electric-only range, shifting to hybrid electric mode thereafter for a total range of approximately 400 miles. We are partnering with The Dow Chemical Company to launch a plug-in hybrid electric F-150 truck incorporating our proprietary F-Drive propulsion system specifically designed for the Ford F-150 pickup truck.

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

The current market for our hybrid drive systems and packaged fuel systems for PHEVs, electric, fuel cell electric vehicles and hydrogen hybrid electric vehicle applications is the emerging world market for passenger, fleet, industrial and military vehicles. We plan to continue the development of our hybrid drive systems, CNG and hydrogen vehicle and refueling technologies to meet market opportunities. Working with OEMs, we are focusing our enabling technology marketing efforts on North America, Europe and Asia-Pacific.

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

•	Fuel storage—advanced composite, ultra-lightweight tanks that provide cost-effective storage of compressed natural gas or hydrogen at pressures to 15,000 psi (1000 bar).

•	Fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and metering of gaseous fuels

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

•

Systems Integration. We integrate our advanced hybrid drive systems with battery systems, advanced fuel storage, fuel delivery, engines, electric motors, inverters, generators, and electronic vehicle control components into hybrid and PHEVs, CNG and hydrogen fueled vehicles, fuel cell vehicle applications, as well as hydrogen refueling products. We also employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate design.

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

Advanced batteries, capable of meeting standards for durability, performance, and weight, are a key technology for plug-in hybrid electric vehicles and other electric vehicles. The DOE has been providing assistance to construct or upgrade battery manufacturing, component, and recycling plants for lithium-ion and other advanced batteries, as well as for production factories for electric drive vehicle power electronics via grant and loan programs. These programs are expected to help lower the cost of battery packs, batteries, and electric propulsion systems, enabling manufacturers to establish a thriving domestic electric vehicle industry. These advanced battery factories will also support battery manufacturing for consumer products, as well as military and utility applications. The DOE has also pledged to support demonstration, evaluation, and education projects to help develop the market for advanced electric drive vehicles. Additionally, California and other states are providing grants to support alternative fuel vehicle technology to assist in the commercialization of plug-in hybrid electric vehicles and other electric vehicles.

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

We have been providing drivetrain development and vehicle integration services to Fisker Automotive for their Fisker Karma vehicle since November 2007. Production of the Karma officially commenced in April 2011, and, since then, we have been providing production level component parts to Fisker Automotive pursuant to our long-term production supply agreement with Fisker Automotive. We also continue to provide Fisker Automotive with production support engineering services for the Fisker Karma vehicle.

Other recent hybrid and electric vehicle programs include:

In May and June 2011, we announced that we received orders from The Dow Chemical Company and Florida Power & Light totaling in excess of $14.0 million for our F-150 PHEVs powered by our F-Drive hybrid system. We expect delivery of the F-150 PHEVs will occur over a three year period beginning in 2012.

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

In October 2008, we announced that we had designed, developed and shipped a new generation of hybrid electric vehicles incorporating hydrogen internal combustion engines to TARDEC for deployment at the Selfridge Air National Guard Base (SANGB). This deployment is part of a larger test and demonstration program involving TARDEC joint service partners around the country, in support of the US Army’s 21st Century Base Initiative. The hydrogen-powered vehicles help to reduce emissions and provide an opportunity to verify and utilize the existing hydrogen refueling infrastructure.

In March 2007, we were awarded a contract with California’s South Coast Air Quality Management District (AQMD) to develop and demonstrate PHEVs. Under this program, we developed, manufactured, and deployed 20 Ford Escape PHEVs for demonstration in Southern California. Under the program, we utilized our OEM system engineering and vehicle integration methodologies in the development of a plug-in hybrid version of the 2010 Ford Escape Hybrid. The PHEV system was based on integrating a lithium-ion battery pack and management system. In January 2011, we completed the shipment of all 20 vehicles.

Alternative Fuel Vehicle Industry

The compressed natural gas (CNG), hydrogen and fuel cell vehicle industry also offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cell and CNG/hydrogen-based internal combustion engine vehicles have emerged as a potential alternative to existing conventional internal combustion engine vehicles because of their higher efficiency, reduced noise and/or lower tailpipe emissions. Fuel cell industry participants are currently targeting the transportation and hydrogen refueling infrastructure markets. We believe that our CNG and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in these markets.

Our packaged alternative fuel systems are comprised of high pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines, natural gas and hydrogen fuel cell vehicles.

Compressed Natural Gas Fuel Storage Systems

Recently, we introduced a CNG cylinder technology capable of allowing Class 8 trucks to travel 1,000 miles before refueling. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems. We believe our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage. We also believe lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics.

In the 2011 calendar year and through the first two months of the 2012 calendar year, we received approximately $5.0 million and $2.0 million in purchase orders, respectively, for our CNG storage tanks and systems.

In January 2012, we also entered into an agreement with a large automotive OEM for a multi-year program to provide CNG storage systems for a full size passenger vehicle platform.

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

Fuel Cell and Hydrogen-Based Storage Systems

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

Many OEMs, including BMW, Daimler, Ford, General Motors, Honda, Hyundai, Nissan, and Toyota Motor Corporation have unveiled prototypes of fuel cell vehicles. Although the number of years required before mass production of fuel cell vehicles will be available to the public cannot be reasonably predicted due to the required advances necessary to reduce the costs of the technology and the cost of developing the required infrastructure, many automotive OEMs have announced their intentions to sell fuel cell vehicles to the public starting in the second half of this decade.

In January 2012, we announced that we were awarded an engineering development contract from the leading Indian automaker Mahindra & Mahindra Ltd., to develop hydrogen systems for a mini-bus platform. Under this contract, we will engineer and modify Mahindra’s 2.5L engine to run on clean hydrogen and supply our hydrogen storage system and proprietary hydrogen fuel injection system for this application.

In September 2011, we were awarded a purchase contract from Honda Motor Company for hydrogen storage engineering and development.

In August 2011, we were awarded a purchase contract from Daimler AG for ultra-light weight hydrogen storage tanks. Under this contract, we will develop 10,000 psi (70 MPa) high capacity carbon fiber composite hydrogen tanks that are designed specifically for potential use in future Mercedes Benz zero emission fuel cell electric vehicles. We will apply our advanced ultra-lightweight carbon-composite and polymer liner technology to design and validate hydrogen tanks to the latest European standards and additionally to the stringent Mercedes Benz safety, performance and durability specifications.

In February 2011, we were awarded a $10.0 million development and validation program by General Motors for hydrogen storage. In February 2012, we received a $0.8 million expansion of the program. The hydrogen storage vessels developed and validated under this program will build upon our proprietary ultra-lightweight composite technology and assembly processes that save substantial mass while maximizing the fuel storage capacity. In April 2008, we completed shipments of our first generation packaged hydrogen fuel systems to General Motors in support of their Equinox fuel cell vehicle program that consists of a fleet of approximately 100 vehicles and we continue to provide funded service support to General Motors under this program.

During the 2011 calendar year, we also received a significant contract award from another large automotive OEM to develop, validate and supply ultra-lightweight carbon-composite hydrogen storage tanks specifically optimized for the proprietary requirements of this new OEM customer.

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

Fuel Storage Systems for Aerospace Industry

In November 2009, we were awarded a contract to supply carbon fiber composite hydrogen and oxygen storage vessels for Lockheed Martin’s Space Systems’ development of ISIS (Integrated Sensor is the Structure) airship powered by a Regenerative Fuel Cell (RFC). ISIS is a large stratospheric airship, carrying an integral radar sensor that can detect small valuable targets from a distance of several hundreds of kilometers away. The ISIS uses solar rays during daylight hours to generate renewable electricity that electrolyzes water to generate hydrogen and oxygen to run the RFC at night. In May 2010, we announced that we were awarded an additional contract to supply critical hydrogen metering systems for the ISIS program. Lockheed Martin is building a prototype airship for the U.S. Defense Advanced Research Projects Agency under their $400 million military contract. We have completed the production bid phase and are well positioned to be the preferred supplier for any future storage systems under this program.

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

Development of wind and solar farm projects involves several sequential stages of completion and advancement before the project becomes operational. These stages will generally include the feasibility study of the project, negotiating land easements, securing grid interconnections on the subject project, performing environmental studies, entering a power purchase agreement, arranging for construction financing, managing the construction, and commissioning the project. Wind and solar energy project returns depend mainly on the following factors: energy prices, transmission costs, wind and solar resources, wind turbine and solar module costs, construction costs, financing costs and the availability of government incentives. In applying our strategy, we take into account the combination of all of these factors and focus on margins, return on invested capital and value creation as opposed solely to project size. Some of our projects, while having high construction costs, still offer attractive returns because of favorable wind and solar resources or higher energy prices. Additionally, in many cases, smaller, more profitable projects can create as much absolute value as do larger, lower-returning projects. We assess the profitability of each project by evaluating its net present value and internal rate of return.

In addition to energy sales on our existing wind electricity generation facility and future wind and solar energy facilities that we are currently developing, we anticipate generating revenues and positive cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties.

In December 2011, we announced that Schneider Power Inc., through its wholly-owned subsidiary Trout Creek Wind Power Inc., entered into a strategic agreement with a major global wind turbine manufacturer whereby, subject to this manufacturer providing Trout Creek Wind Power Inc. with a maximum of CDN$24,000,000 to finance the construction of the generation facility, we will purchase and deploy the manufacturer’s wind turbines for a 10 MW Trout Creek Wind Farm in Ontario, Canada. This wind turbine manufacturer and Trout Creek Wind Power Inc. have agreed to use their best efforts to execute a definitive financing agreement by December 31, 2012. The agreement also provides for the wind turbines to meet the 50% local content requirement as stipulated by the Ontario Government’s Feed in Tariff Program and is subject to certain conditions, including receipt of regulatory and other third party approvals.

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN 2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The closing of the transactions contemplated by the Zephyr Agreement remains subject to the parties satisfaction (or waiver) of a number of closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, and consent from our senior lender. The Zephyr Agreement, as last amended on November 29, 2011, required the transaction to be completed by December 16, 2011. Although the parties were unable to satisfy certain closing conditions by such date, we continue to have discussions with the seller regarding further extending the required closing date.

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

Our business strategy includes the following:

Commercialize Our Proprietary Hybrid Vehicle Propulsion Systems and Sub-Systems

We are commercializing and supplying our production-ready Q-Drive propulsion system to Fisker Automotive for the Fisker Karma vehicle. In the first half of calendar 2011, we began shipments of our hybrid propulsion system and subsystems for assembly into the initial Fisker Karma production release vehicles. We delivered our initial Q-Drive system to Fisker Automotive and integrated these systems into the first Fisker Karma sports sedan production vehicle and into the Fisker Karma S convertible concept vehicle, both of which were first showcased at the Detroit auto show in January 2008 and 2009, respectively. Since 2007, we have performed substantial development work on our hybrid vehicle propulsion system for incorporation into the Fisker Automotive line of plug-in hybrid electric vehicles. We have completed pre-production development activities and continue to support Fisker during the production phase. We expect the Karma line of vehicles to continue over the next five to six years.

We intend to commercialize newly developed variations of our proprietary hybrid vehicle propulsion systems and subsystems into production programs with other automotive OEMs, utilities and fleets, military programs and other customer groups such as the U.S. Postal Service. We have produced several prototype vehicles with derivative hybrid drive systems for customer evaluation. Additionally, we plan to commercialize certain proprietary hybrid drive subsystems including hardware and software controls, electronics and inverter systems by selling these subsystems to automotive OEMs, large heavy-duty vehicle manufacturers, integrators, and other providers of hybrid vehicle technologies.

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

Advance and Commercialize Next Generation Packaged Fuel Systems and Re-Fueling Units for Hydrogen, Fuel Cell, and Alternative Fuel Vehicles

In the 2011 calendar year, we were awarded contracts in excess of $16.0 million for development and validation programs for hydrogen storage. The hydrogen storage vessels developed and validated under these programs will build upon our proprietary ultra-lightweight composite technology and assembly processes. Also during the 2011 calendar year, we experienced a re-emergence of natural gas vehicle programs in the United States.

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

Expand Our Renewable Energy Development and Production Platform

We intend to expand our footprint in renewable energy projects by purchasing new projects and developing and constructing wind and solar projects in North America and the Caribbean that we have in our existing project pipeline and to continue prospecting for future renewable energy sites. We have a significant portfolio of projects in our project pipeline that we plan to further assess for feasibility, secure funding and target for development and/or sale of the project. The development and construction activities may involve strategic relationships with wind turbine manufactures wherein the manufacturer would provide project financing subject to our purchase and deployment of the manufacturers wind turbines.

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

Fisker Automotive

On August 7, 2007, we co-founded Fisker Automotive, a joint venture with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. We owned 6.2 million shares of Fisker Automotive’s common stock as of December 31, 2011, which represents less than 1% of the issued and outstanding shares of Fisker Automotive’s capital stock.

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

Power Control and Design

On October 6, 2009, we acquired a 22% interest in PCD. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets.

Shigan Quantum

On September 3, 2009, we acquired at 25% interest in Shigan Quantum, a start-up company organized under India’s Corporate Act. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using the Company’s technologies and variants thereof.

Customers and Development Programs

A substantial portion of our revenue relates to product shipments to and system development and application engineering services provided to Fisker Automotive and General Motors. During the eight month Transition Period ended December 31, 2011, revenues from Fisker Automotive and General Motors comprised 61% and 14%, respectively, of our total consolidated revenue.

We have had prototype development projects or programs with the following entities:

Adam Opel AG	ISE Research

AeroVironment	Lawrence Livermore National Laboratory

Agility Fuel Systems	Lockheed Martin Space Systems

Air Resources Board	Miljobil Grenland A/S

Alion Science and Technology	Missle Defense Agency SBIR

American Wind Power & Hydrogen	NYSERDA

Ballard Power Systems	Proton Energy Systems, Inc.

California Energy Commission	Roush Performance Products

CNG Interstate LLC	Saleen, Inc.

Daimler	Select Engineering Services

EDAG Inc.	Shell Hydrogen LLC

Energy Conversion Devices	South Coast Air Quality Management District

FAB Industries	Suzuki Motor Corporation

Fisker Automotive	The State University of New York—Buffalo

Ford Motor Company	Toyota Motor Corporation

General Motors (Fuel Cell Activities)	U.S. Army—National Automotive Center

General Motors Corporation	U.S. Army—Tank Automotive Research, Development and Engineering Center

General Motors of Canada, Limited	U.S. Department of Energy

Honda Trading America Corporation	VistOrka hf (Eco Energy Ltd.)

Hyundai America Technical Center	Volvo Eicher

Hyundai Motor Company	Yamaha Motor Company

We intend to establish similar relationships with other leading industry OEMs by using our systems integration capabilities and our leading technology position in hybrid propulsion drive systems, lithium ion battery control systems, electronic control systems, CNG and hydrogen fuel storage, and fuel delivery.

In addition, Schneider Power has established relationships related to renewable energy farm development projects that they have fostered with renewable energy companies Energy Farming International and Greta Energy, Inc. over recent years.

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

•

Fuel Storage—composite pressure vessel design and analysis, carbon fiber filament winding, and hydraulic, pneumatic, burst and fatigue testing. Evaluation, testing and integration capabilities for advanced CNG and hydrogen gaseous storage and other emerging compressed and solid state storage.

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

We believe we are uniquely positioned, based on our research and product development capabilities, as a Tier-1 automotive supplier in providing hybrid propulsion systems, vehicle-level design, powertrain engineering, power electronics and wheel motor interfacing, system integration, and manufacturing and assembly of packaged fuel systems for automotive applications including CNG, hybrids, PHEVs, hydrogen electric vehicles, electric only vehicles, fuel cell vehicles, other alternative fuel vehicles, and hydrogen refueling.

Our research and development activities include both customer-funded research and development and company-sponsored research and development that are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations. We will continue to strategically invest in research and development over the next several years in order to advance our products for CNG, hybrid, hydrogen fuel cell and other alternative fuel applications.

Competition

Electric Drive & Fuel Systems

A number of domestic and international automotive and industrial manufacturers are developing alternative clean power systems using lithium-ion batteries, hybrid systems, fuel cells or clean burning gaseous fuels in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.

The demand for hybrid electric and plug-in hybrid electric vehicles has been increasing in response to consumer demand for vehicles that both meet performance expectations and are fuel efficient. Many of the major automotive OEMs (including General Motors, Ford, Toyota and Honda) have rolled out prototypes of electric and/or hybrid electric vehicles over the past few years that will compete with us, via our association with our affiliate, Fisker Automotive. We believe our expertise with technologies employed on our hybrid propulsion systems together with our system integration experience offers a competitive advantage to OEM hybrid vehicle manufacturers.

We believe that our competitive advantage over current and potential future competitors is our software development, technology portfolio and integration expertise derived from many years of experience with advanced propulsion systems. Our current competitors, such as Magna, typically focus on individual components and are concentrated on providing parts and supplies for high volume vehicle programs; not low to mid-volume programs. We offer complete systems and subsystems based on our own control strategies and advanced technologies.

In the CNG, fuel cell and hydrogen industry, our expertise is in CNG and hydrogen fuel storage, fuel delivery, electronic and drive system controls, and system integration. We manufacture CNG and hydrogen fuel storage tanks but do not manufacture fuel cells or fuel reformers. We may face competition from companies providing components such as tanks, regulators or injectors. We may also face competition from traditional automotive component suppliers, such as Bosch, Delphi, Siemens, and Visteon, and from OEMs that develop fuel systems internally.

A critical element for CNG and hydrogen-based vehicles is fuel storage. Our major competitors for high-pressure gaseous storage cylinders include Dynetek Industries Ltd., Lincoln Composites and Structural Composites Inc.

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

Backlog

As of December 31, 2011, our total backlog was $38.4 million as compared to $40.9 million as of April 30, 2011 and $43.8 million as of April 30, 2010. Our backlog consists of product orders that we believe are firm plus revenue associated with development service programs under contract that has not yet been recognized under the percentage of completion method. We anticipate that a substantial portion of the current backlog will be completed by the end of calendar 2012. Included in our current backlog is $10.2 million for shipments of our Q-Drive system for the Fisker Karma vehicle. Any significant delays on behalf of Fisker Automotive could extend the time required to realize all revenues associated with the backlog.

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

Our ten year strategic alliance agreement with General Motors, which was comprised of several agreements and arrangements, ended in July 2011. In connection with the alliance, each party jointly owns technology that was jointly created under the alliance. No jointly owned patents were received or applied for under the alliance. Under the alliance, each party granted the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of the alliance and also with respect to the jointly owned intellectual property. Although the term of the alliance has expired, certain provisions under these agreements, subject to conditions and the alliance arrangement, provide future revenue sharing arrangements to General Motors for products sold using certain technologies developed under the alliance. Potential revenue sharing payments could equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. The agreements also contemplate a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. No royalty expense was incurred under the arrangement for any of the periods presented in the accompanying financial statements.

Employees

As of March 23, 2012, we had 106 full-time employees and 17 part-time employees in our combined businesses. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

Available Information

We make our annual and transition reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our corporate website is located at www.qtww.com. None of the information contained on our website is intended to be part of this report or incorporated by reference herein.

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

Executive Officers

Our executive officers as of December 31, 2011 and their respective ages and positions were as follows:

Name	Age	Position
Alan P. Niedzwiecki	55	Chief Executive Officer; President; Director
Dale L. Rasmussen	62	Chairman of the Board of Directors
W. Brian Olson	48	Chief Financial Officer; Treasurer
David Mazaika	48	Chief Operating Officer
Kenneth R. Lombardo	46	Vice President-Legal; General Counsel and Corporate Secretary
Bradley J. Timon	48	Corporate Controller; Chief Accounting Officer

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

Financial Information about Segments, Customer Concentrations and Geographic Areas

Additional information regarding our business segments, certain customer concentrations and geographic areas where we have revenues is contained in Notes 17 and 18 to our Consolidated Financial Statements in Part IV, Item 15(a)(1) of this Transition Report.

Item 1A.	Risk Factors.

This Transition Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Transition Report. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events. We discuss all known material risks to our business below. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the following risks actually occur, our business, our financial condition or our results of operations would likely suffer significantly. In such case, the value of our common stock could decline and adversely affect our ability to raise additional capital.

Risks Related to Liquidity and Capital Resources

We have a substantial amount of indebtedness that matures over the next twelve months. We may not be able to repay our substantial indebtedness or refinance or extend such indebtedness, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We have approximately $6.3 million of principal and interest owing under outstanding debt obligations as of March 23, 2012, consisting of the following: (i) $1.1 million owing to our senior secured lender under a demand promissory note, (ii) $4.0 million of convertible debt that matures on various dates beginning on October 17, 2012 through November 15, 2012, (iii) $1.1 million related to Schneider Power’s bank term loan that matures on April 3, 2012, and (iv) $0.1 million of other financing arrangements.

We anticipate that we will need to refinance or otherwise restructure our existing debt obligations and/or raise new debt or equity capital in order to repay all of these outstanding debt obligations when they mature and we cannot provide any assurance that we will be successful in doing so. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. A default in any of the debt obligations would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern.

We have a history of operating losses and negative cash flows and although our financial statements have been prepared on a going concern basis, we must raise additional capital or restructure our existing debt obligations over the next twelve months in order to continue as a going concern.

We have a history of operating losses and negative cash flow. We have incurred recurring operating losses, including net losses from operations before income taxes of $28.0 million, $46.3 million and $11.3 million in the years ended April 30, 2009, April 30, 2010 and April 30, 2011, respectively, and $38.5 million for the eight months ended December 31, 2011. We used $16.9 million, $14.7 million and $13.6 million of cash for operating activities during our fiscal years ended April 30, 2009, April 30, 2010 and April 30, 2011, respectively, and approximately $9.5 million for the eight months ended December 31, 2011.

We have funded our operations primarily with proceeds from public and private offerings of our common stock and secured and unsecured debt instruments. Our history of operating losses and cash uses, the uncertainty of when we will be profitable, if ever, our projected cash needs, our stock price and market capitalization, the terms of the private placement transactions that we completed in the past, and the restricted availability of credit for emerging industries, may impair our ability to raise capital or restructure our debt obligations on terms that we consider reasonable and at the levels that we will require over the next twelve months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

Haskell & White LLP, our independent registered public accounting firm for the Transition Period ended December 31, 2011, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the eight months ended December 31, 2011, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to further improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that we may need to raise additional funds to finance our anticipated growth and future operations.

In addition to our need to restructure our current debt obligations and/or to otherwise raise new capital to fund our operations over the next twelve months, we may also need to raise additional capital to support the anticipated growth in our existing and new customer programs beyond the next twelve months. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, our ability to commercialize our advanced propulsion and fuel systems, market acceptance of electric, plug-in electric and fuel cell vehicles, customer and market acceptance and use of our products, the development of an infrastructure to support electric, plug-in electric and fuel cell vehicles, increase in customer-funded programs and product development, our ability to expand Schneider Power’s wind and solar farm portfolio, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, expand our tank production facility, continue development programs, and to build out and increase our portfolio of wind and solar energy farms. If we are unable to secure such additional financing, it will have a material adverse effect on our business and we may have to limit operations in a manner inconsistent with our development and commercialization plans. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Our financial condition is impairing our ability to obtain standard credit terms with our suppliers which is negatively impacting our working capital.

Due to our historical financial condition, certain of our critical suppliers have reduced our payment terms, limited our trade credit limit and/or required cash-in-advance for some shipments. If we are unable to obtain reasonable payment terms from our suppliers, it will continue to negatively impact our working capital position and could have a material adverse effect on our business and our liquidity.

We have a commitment to provide a guaranty to an affiliate’s credit facility that could be called upon if the affiliate defaults on the credit facility in the future.

In connection with our acquisition of our 24.9% ownership interest in our German solar affiliate, Asola, we committed to provide a 1.0 million euro guaranty to Asola’s bank to support an increase in Asola’s bank debt. To date, Asola’s bank has not required us to put the guaranty in place. However, we cannot provide any assurance that we will not be required to put the guaranty in place in the future. If and when the guaranty is put in place, we could be called upon to repay the credit facility up to the limit of our guaranty if Asola were to default on its credit facility.

The change in value of our derivative liabilities could have a material effect on our financial results.

Included on our consolidated balance sheets are derivative liabilities related to embedded features contained within certain warrant contracts. At each reporting period, we are required to determine the fair value of such derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price and assumed risk free rates. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material.

Risks Related to Our Business

Risks Related to our Electric Drive & Fuel Systems Segment

Fisker Automotive represents a substantial portion of our existing and anticipated future revenues and these future revenues will depend on Fisker Automotive’s success.

A large percentage of our revenue is typically derived from a small number of customers, in particular, Fisker Automotive, and we expect this trend to continue. During the years ended April 30, 2009, April 30, 2010 and April 30, 2011 and for the eight months ended December 31, 2011, our revenues from Fisker Automotive comprised 59%, 46% and 56%, and 61%, respectively, of our total revenues. We expect that our revenues from Fisker Automotive for the 2012 calendar year and the foreseeable future will continue to represent a substantial portion of our total revenues. Our business operations, financial results and liquidity would be materially adversely affected if: (i) there are unfavorable changes in our agreements with Fisker Automotive, (ii) there are significant delays in the production schedule of the Fisker Karma vehicle platform, (iii) the number of Fisker Karma vehicles produced and/or sold does not meet expectations, or (iv) there are significant delays in payments to us for product shipments to Fisker Automotive.

Fisker Automotive’s success and, in turn, our success and ability to reach profitability, is highly dependent on Fisker Automotive’s ability to access capital and execute its business plan.

Our ability to achieve profitability is highly dependent on the success of Fisker Automotive. Fisker Automotive’s success is dependent on a number of factors including its ability to raise the level of capital that it needs in order to execute its business plan. If Fisker Automotive is unable to access the amount of capital that it needs to execute its business plan or is not successful for any reason, it would have a material adverse effect on our business operations, financial results and our ability to continue as a going concern.

Our fuel cell vehicle development and production revenue depends on our relationship with automotive OEMs and their commitment to and success with the commercialization of fuel cell vehicles.

Our fuel cell vehicle development programs have represented a significant portion of our historical revenues and we have seen certain programs delayed or suddenly canceled in the past. During calendar 2011, we were awarded in excess of $16.0 million in development and validation programs for application of hydrogen storage in fuel cell vehicles from multiple automotive OEMs. Although we have seen an increase in development program activities, we cannot assure you that these revenues will continue or result in production level revenues. Our fuel cell vehicle development program activities and hydrogen storage production depends on the future commitment of these OEM customers and the success and timing of their programs.

Certain of our agreements with General Motors could impair our ability to grow our hydrogen fuel systems business.

On February 14, 2011, we and General Motors entered into an Agreement in Support of Development and an Access and Security Agreement in connection with a $10.0 million development and validation program related to hydrogen storage vessels and systems for General Motors’ fuel cell vehicles. On December 21, 2011, these agreements were amended in connection with our receipt of a CNG development program award. The agreements provide General Motors with certain rights should an event of default under either of those agreements occur including, without limitation, (i) a security interest in and an option to purchase at orderly liquidation value any equipment and tooling owned by us and used in the development and/or production of the components that are the subject of the Agreement in Support of Development, as amended, (ii) the right to access our premises and to use our equipment, tooling and employees for a period of time in order to continue development or production, as the case may be; provided, however, General Motors shall be obligated to pay all actual costs related thereto, and (iii) a broad license to use our intellectual property embedded in or related to the deliverable being developed to make, have made, use, produce, manufacture, assemble, package, and distribute the components that are the subject of the Agreement in Support of Development, as amended. If an event of default occurred and General Motors exercised any of such rights, it could have a material adverse effect on our fuel systems business.

We depend on third-party suppliers for the supply of materials and components for our products.

We depend on third-party suppliers for the supply of materials and components for our products including the production components we supply to Fisker Automotive for the Karma vehicle. These companies may experience product development, resource and funding constraints that could impact their ability to supply components in a timely manner, if at all. Further, any production delays in the Fisker program or other production programs could have a negative effect on our suppliers which, in turn, could result in disruptions in the supply of parts and components to us and materially affect our ability to meet our supply obligations to Fisker Automotive and other customers.

Our ability to design and manufacture powertrain and fuel systems for CNG, hybrid, hydrogen and fuel cell applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.

We are currently developing and integrating advanced hybrid propulsion systems for production-intent vehicles. These electric drive and fuel systems are being designed to meet strict design and packaging requirements of our customers. Customers for these systems require that these products meet either their strict design standards or original equipment manufacturer level standards that can vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet original equipment manufacturer or customer specifications on a timely basis, our existing or future relationships with our original equipment manufacturers and other customers may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

To be commercially viable, our products and systems generally must be integrated into products manufactured by original equipment manufacturers. We can offer no assurance that original equipment manufacturers will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our hybrid and fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by original equipment manufacturers could adversely affect the market for our hybrid and fuel cell products and systems, and our business results of operations and financial condition.

Our business depends on the growth of CNG, hybrid electric, hydrogen, and other alternative fuel based vehicles.

Our future success depends on the continued expansion and commercialization of compressed natural gas, hybrid electric, hydrogen and other alternative fuel based vehicles. The market for these types of vehicles and technologies is influenced by and our sales may be negatively impacted by a number of factors that are outside of our control, including, without limitation, oil prices, battery durability improvements, government support through investment tax credits and other subsidies, government regulation, capital formation, interest rates and consumer disposable income.

Additionally, we cannot provide any assurances that the markets for compressed natural gas, hybrid electric vehicles and other alternative energy based vehicles will gain broad acceptance in any economic environment or, if they do, that they will result in increased sales of hybrid vehicles and our advanced fuel system products. Our business depends on auto manufacturers’ timing for pre-production development programs and commercial production. If there are delays in the advancement of original equipment manufacturer alternative fuel technologies or in our original equipment manufacturer customers’ internal plans for advanced vehicle commercialization, our business and financial results could be adversely affected.

A mass market for hydrogen products and systems may never develop or may take longer to develop than anticipated.

Fuel cell and hydrogen systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether original equipment manufacturers will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for hydrogen powered transportation applications, we may be unable to recover our expenditures to develop our fuel systems for hydrogen applications and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Many factors that are beyond our control may have a negative effect on the development of a mass market for fuel cells and our fuel systems for hydrogen applications. These factors include the following:

•	cost competitiveness and physical size of fuel cell systems and “balance of plant” components (e.g. fuel metering and regulation, bi-directional flow monitoring, sensors, etc.);

•	availability, future costs and safety of hydrogen, natural gas and other potential fuel cell fuels;

•	consumer acceptance of hydrogen or alternative fuel products;

•	government funding and support for the development of hydrogen vehicles and hydrogen fuel infrastructure;

•	the willingness of original equipment manufacturers to replace current technology;

•	consumer perceptions of hydrogen systems;

•	regulatory requirements; and

•	emergence of newer, breakthrough technologies and products within the automotive industry.

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

We have limited experience manufacturing fuel systems on a commercial basis.

We have limited experience manufacturing fuel systems for compressed natural gas and hydrogen fuel cell applications on a commercial basis. In order to produce propulsion systems for fuel cell applications at affordable prices, we will have to produce such systems through high volume automated processes, which we currently do not have. We do not know whether we, or our suppliers, will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our fuel systems for fuel cell applications. Even if we, or our suppliers, are successful in developing our high volume manufacturing capability and processes, we do not know whether we will be able to do so in time to meet our product commercialization schedules or to satisfy the requirements of our customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.

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

The automotive industry experiences significant product liability claims. As a supplier of products and systems to automotive original equipment manufacturers, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Our other products may also be subject to product liability claims or recalls. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.

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

New developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. A range of other technologies could compete with our compressed natural gas, plug-in electric hybrid, fuel cell, hydrogen, hybrid or other technologies on which our automotive business is currently focused. Our success depends upon our ability to design, develop and market new or modified compressed natural gas, hybrid and fuel cell products and systems. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.

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

Risks Related to Investments and our Renewable Energy Segment

We cannot provide any assurance that our affiliate, Asola, will be able to fully respond to the changing market conditions prevailing within the global solar industry.

Our German affiliate, Asola, experienced operating losses during calendar 2011 which is requiring it to seek measures to reduce its cost structure to remain competitive. In this regard, Asola has developed a relationship with a Chinese based manufacturer of solar energy products to potentially source partially-assembled solar panel sub-systems in China. We cannot provide any assurance that this relationship will be successful or that the sourcing of these sub-systems will enable Asola to be competitive in the solar industry. Asola may encounter difficulty in integrating these sub-systems into final assembled products and these entities may not be able to reach expected cost objectives. The inability of Asola to manufacture competitively priced solar panels will have a material adverse effect on our ability to produce profits from our investments in Asola. Further, our deposits with and our investments in and advances to Asola could become impaired if Asola is unable to remain competitive over the long term.

Schneider Power’s success is highly dependent on its ability to obtain a substantial amount of capital in order to build and commission its renewable energy project pipeline.

Our wholly-owned subsidiary, Schneider Power, will need substantial capital in order to complete the development and construction of its wind and solar energy project pipeline. If Schneider Power is unable to obtain financing for its project pipeline, then it could result in significant delays in the development and construction of such projects or the sale or other disposition of such projects, which could have a material adverse effect on Schneider Power’s business, its ability to repay any intercompany loans made by us and our ability to recover the investment we made to acquire, and realize additional value from, Schneider Power.

Schneider Power’s success is highly dependent on its ability to obtain permits, approvals, authorization, power purchase agreements and retain its land rights.

In order for Schneider Power to successfully develop and construct the wind and solar energy projects in its development pipeline it will need to obtain a number of permits, approvals and authorizations from various federal, state, provincial and municipal governmental agencies and power purchase agreements with the respective governments or other third parties and must maintain its land access rights for such projects. We cannot provide any assurances that it will be able to obtain and maintain such permits, approvals, authorizations, agreements or land rights. Failure to obtain and maintain such permits, approvals, authorizations, agreements and land rights could result in significant delays or termination of the development projects, which could have a material adverse effect on Schneider Power’s business.

Failure to utilize existing facility space could adversely affect our operating results.

We have an 88,000 square foot facility located in Irvine, California, which is currently underutilized. We intended to use that facility for a U.S.-based solar panel operation through our subsidiary, Quantum Solar. However, due to changing market conditions, we no longer plan to perform the complete assembly process in that facility and our solar plans in that facility are uncertain at this time. If we are unable to more fully utilize the Irvine facility, the costs associated with maintaining such facility will adversely affect our operations and financial results.

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

Schneider Power, a Canadian entity, purchases its wind turbines and a majority of its other capital equipment from foreign suppliers that transact in Euros and U.S. dollars and which have long lead times. Unfavorable fluctuations in the Euro and U.S. dollar versus the Canadian dollar could have a significant adverse effect on Schneider Power’s financial results and could significantly increase the cost of capital equipment purchased from such foreign suppliers.

Decrease in demand or price for solar cells could have an adverse effect on our business and operations.

We, through our affiliate Asola, have entered into a long-term supply agreement under which we have agreed to purchase solar cells with a cumulative power of 77.5 mega watts through December 31, 2017 at pre-determined quantities that could cause us and Asola to hold larger than expected quantities of inventory on hand as a result of decreased future demand, and at pre-determined prices that could be above market rates in the future that could cause us and Asola to incur losses on the sale of products manufactured utilizing the solar cells. The spot trading prices for solar cell deliveries have decreased to levels that are currently below prices that we have secured for this applicable period under the long-term supply agreement. As a result, Asola demanded an adjustment to the stated pricing under the supply agreement in a fair and reasonable manner to account for the change in economic circumstances under a “loyalty clause” contained in the supply agreement. Asola’s demand and the subsequent negotiations were not successful and the matter is now in litigation in Germany. We cannot provide any assurance that the matter will be resolved in Asola’s favor. If the matter is resolved unfavorably to Asola and it is determined that a loss is probable on our remaining commitments to purchase the solar cells, we will be required to record a charge in the future for the difference between our remaining unconditional commitments and our estimated net realizable value and that charge could be material.

Other Risks Related to Our Business

The remaining book value of our goodwill and other intangible assets may be impaired if a significant decline in our market capitalization occurs in the future.

The book value of our net assets is currently close in value to our market capitalization. A decline in market capitalization below book value is an indicator that goodwill and other intangible assets may be impaired under applicable accounting guidance. Impairment testing does not necessarily lead to recognition of an impairment loss but does present the possibility of incurring such a loss. Included in our results for the eight month period ended December 31, 2011 is an impairment charge of $27.2 million. We may be required to further impair our remaining carrying values of goodwill and intangible assets in future periods. Future potential impairments of goodwill, intangible assets or tangible assets could have a material adverse effect on our financial results.

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

Any transactions or relationships will be accompanied by the risks commonly encountered with those matters. Risks that could have a material adverse affect on our business, results of operations or financial condition include, without limitation:

•	the difficulty of assimilating the operations and personnel of acquired businesses;

•	the potential disruption of our ongoing business;

•	the distraction of management from our business;

•	the loss of customers of the acquired business;

•	the potential inability of management to maximize our financial and strategic position as a result of an acquisition or investment;

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

Because the plug-in electric hybrid, fuel cell and hybrid propulsion technologies have the potential to replace existing power sources, competition for plug-in electric, fuel cell and hybrid products will come from current power technologies, from improvements to current power technologies and from new alternative power technologies. Increases in the market for alternative fueled vehicles may cause original equipment manufacturers to find it advantageous to develop and produce their own hybrid propulsion or fuel management equipment rather than purchase the equipment from us. In addition, greater acceptance of plug-in electric hybrid, electric vehicles and alternative fuel engines or fuel cells may result in new competitors. Furthermore, there are competitors, including original equipment manufacturers, working on developing other plug-in electric, fuel cell and hybrid vehicle technologies in our targeted markets. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan possess plug-in electric, fuel cell and hybrid vehicle technology and/or are actively engaged in the development and manufacture of plug-in electric, fuel cell and hybrid vehicles. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our business, results of operations and financial condition. Many of our competitors have greater financial, labor and other resources and a more diverse and developed customer base which give them significant competitive advantages.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

Our failure to protect our existing intellectual property rights may result in the loss of our competitive advantage or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

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

Some of our proprietary intellectual property is not protected by any patent, copyright or patent or copyright applications, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization. We have generally sought to protect such proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been put in place in every instance. We cannot guarantee that these agreements adequately protect our trade secrets and other intellectual property or proprietary rights. In addition, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

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

Although we believe that these efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of April 30, 2009, we cannot be certain that our expanded knowledge and revised internal control practices will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the NASDAQ Global Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Relating to Our Stock

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of March 23, 2012, we had approximately 63.3 million shares of our common stock designated for future issuance upon the exercise of outstanding options and warrants, conversion of outstanding convertible debt or in settlement of other derivative securities.

Included in the shares of common stock designated for future issuance discussed above are 3,408,980 shares subject to warrants issued in October 2006 that were exercisable at $0.83 per share (the “October 2006 Warrants”), 550,703 shares subject to warrants issued in September 2011 that were exercisable at $0.83 per share (the “September 2011 Warrants”) and 564,348 shares subject to warrants issued in October 2011 that were exercisable at $0.83 per share (the “October 2011 Warrants”), all of which contain a provision that, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants. In addition, the October 2006 Warrants contain a provision that recalculates the number of shares that are subject to such warrants whenever there is a reset in the exercise price of such October 2006 Warrants so that the aggregate purchase price payable upon exercise of the October 2006 Warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset.

Future sales of substantial amounts of our common stock into the public, future resets to the exercise price of the October 2006 Warrants, September 2011 Warrants and October 2011 Warrants and the issuance of the shares reserved for future issuance will be dilutive to our existing stockholders and could result in a decrease in our stock price.

We may not be able to maintain compliance with NASDAQ’s continued listing requirements.

Our common stock is listed on the Nasdaq Global Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on the Nasdaq Global Market, including, without limitation, a requirement that our closing bid price be at least $1.00 per share. If we fail to maintain compliance with all applicable continued listing requirements for the Nasdaq Global Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

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

Because we do not expect to pay dividends on our common stock in the foreseeable future, you must rely on stock appreciation for any return on your investment.

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends on our common stock in the foreseeable future, and payment of cash dividends on our common stock, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, pursuant to the terms of our Credit Agreement, as amended, with our senior secured lender we are prohibited from declaring or making any dividends as long as the Credit Agreement remains in effect. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your units, and you may not realize a return on your investment in our securities.

Provisions of Delaware law and of our Amended and Restated Certificate of Incorporation and Bylaws may make a takeover or change in control more difficult.

Provisions in our Amended and Restated Certificate of Incorporation and Bylaws, and of Delaware corporate law, may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that our management and board of directors oppose. Public stockholders that might desire to participate in one of these transactions may not have an opportunity to do so. Our Amended and Restated Certificate of Incorporation and Bylaws provide for the following:

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

•

requiring the affirmative vote of holders of at least two-thirds of our outstanding voting stock to amend certain provisions in our Amended and Restated Certificate of Incorporation and Bylaws, and requiring the affirmative vote of 80% of our outstanding voting stock to amend certain other provisions of our Amended and Restated Certificate of Incorporation and Bylaws, which could make it more difficult for a third party to remove the provisions we have included to prevent or delay a change of control.

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

Our facility in Lake Forest, California conducts the research and development for our Q-Drive hybrid electric propulsion system and other hybrid technologies, production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells, including CNG and hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation. Our facility in Toronto, Ontario houses the administrative offices of our wholly-owned subsidiary, Schneider Power.

As of March 23, 2012, we utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Irvine, California	88,000	Leased	10/31/15	Corporate offices
Lake Forest, California	94,000	Leased	5/31/15	Manufacturing, assembly, design, research and development, and testing
Toronto, Ontario	5,000	Leased	2/28/13	Administrative offices—Schneider Power, Inc.

We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production; however, our existing facilities are currently underutilized. Specifically, we only utilize approximately 20% of our available space in our Irvine, California facility for our corporate offices. We anticipate that the unoccupied portions of our facilities will either be fully utilized as we expand our CNG tank production capabilities and expand our operations in the hybrid vehicle industry, or sub-leased to third parties. If we require additional facilities, we believe we will be able to obtain suitable space on commercially reasonable terms.

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

We are not currently a party to any material legal proceeding.

Item 4.	Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq Global Market (f/k/a the Nasdaq National Market) under the symbol “QTWW” since July 23, 2002. Our Series B common stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the Nasdaq Global Market:

	High	Low
Year Ended April 30, 2010
Three months ended July 31, 2009	$17.60	$13.00
Three months October 31, 2009	35.40	12.40
Three months ended January 31, 2010	28.40	14.40
Three months ended April 30, 2010	17.40	12.00

Year Ended April 30, 2011
Three months ended July 31, 2010	$15.00	$9.40
Three months ended October 31, 2010	12.60	7.60
Three months ended January 31, 2011	12.40	8.40
Three months ended April 30, 2011	9.20	2.56

Eight Months Ended December 31, 2011
Three months ended July 31, 2011	$6.29	$2.25
Three months ended October 31, 2011	4.64	1.87
Two months ended December 31, 2011	2.15	0.70

On March 23, 2012, the last reported sale price for our common stock as reported by the Nasdaq Global Market was $0.74 per share and there were approximately 750 holders of record of our common stock and one holder of record of our Series B common stock.

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

We did not repurchase any securities during the eight month period ended December 31, 2011. Item 12 of Part III of this Transition Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

The following table summarizes certain historical financial information at the dates and for the periods indicated prepared in accordance with U.S. Generally Accepted Accounting Principles. The Consolidated Statement of Operations data for the years ended April 30, 2009, 2010 and 2011, and for the eight months ended December 31, 2011 and the Consolidated Balance Sheet data as of April 30, 2010, April 30, 2011 and December 31, 2011 have been derived from our audited consolidated financial statements included elsewhere in this Transition Report. The Consolidated Statement of Operations data for the years ended April 30, 2007 and 2008 and the Balance Sheet data as of April 30, 2007, 2008 and 2009 have been derived from audited financial statements not included in this Transition Report. Certain reclassifications have been made to amounts for the years 2007 through 2011 to conform to the eight month period ended December 31, 2011 presentation. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included elsewhere in this Transition Report.

	Year Ended April 30,
	2007	2008	2009	2010(3)	2011	Eight Months Ended December 31, 2011
	(all amounts in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Net product sales	$10,663	$11,856	$975	$1,450	$4,544	$15,052
Contract revenue	7,016	14,641	22,283	8,155	15,730	9,426

Total revenue	17,679	26,497	23,258	9,605	20,274	24,478

Cost and expenses:
Cost of product sales, affiliate	—	—	—	—	78	2,272
Cost of product sales, non-affiliates	9,484	10,016	2,288	1,573	3,615	8,485
Research and development	14,146	17,499	25,177	13,534	18,098	10,312
Selling, general and administrative	15,811	16,077	13,889	14,133	14,871	11,351
Amortization and impairment of long-lived assets	1,674	1,676	7,021	869	1,426	27,431

Operating loss	(23,436)	(18,771)	(25,117)	(20,504)	(17,814)	(35,373)

Interest expense, net	(16)	(2,557)	(3,691)	(2,415)	(3,368)	(4,298)
Fair value adjustments of derivatives	1,248	(611)	27,693	(10,574)	13,215	4,610
Loss on modification of debt and derivatives	—	—	(23,834)	(14,687)	(1,513)	(2,560)
Gain (loss) on settlement of debt and derivatives	(281)	—	(4,294)	822	(1,494)	220
Minority interest in losses of subsidiary	811	1,719	—	—	—	—
Equity in earnings (losses) of affiliates, net	—	335	(733)	1,089	(314)	(1,111)
Other income (expense), net	7	(27)	1,985	(19)	17	—
Income tax benefit (expense)	(2)	(2)	(2)	(6)	241	15

Loss from continuing operations	(21,669)	(19,914)	(27,993)	(46,294)	(11,030)	(38,497)
Loss from discontinued operations(1)	(118,184)	(66,886)	—	—	—	—

Net loss	$(139,853)	$(86,800)	$(27,993)	$(46,294)	$(11,030)	$(38,497)

Per share data—basic and diluted:
Loss from continuing operations	$(7.03)	$(5.19)	$(6.08)	$(7.17)	$(1.14)	$(2.47)
Loss from discontinued operations	(38.27)	(17.42)	—	—	—	—

Net Loss	$(45.29)	$(22.60)	$(6.08)	$(7.17)	$(1.14)	$(2.47)

Weighted average number of shares outstanding—basic and diluted(2)	3,088	3,840	4,601	6,460	9,700	15,577

(1)	Consists of the operations of Tecstar Automotive Group, Inc. since the acquisition date of March 3, 2005. All of the historical activities of the Tecstar Automotive Group business segment have been classified as discontinued operations in connection with the disposal of the businesses on January 16, 2008.

(2)	See Note 15 of the notes to the consolidated financial statements included elsewhere in this Transition Report for an explanation of the method used to determine the number of shares used to compute the net loss per share.
(3)	Includes the operations of Schneider Power, Inc. since the acquisition date of April 16, 2010.

	April 30,
	2007	2008	2009	2010(1)	2011	December 31, 2011
	(all amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,526	$6,024	$2,621	$4,027	$2,776	$3,798
Working capital (deficit)	15,159	(14,317)	(24,434)	(11,177)	(22,137)	(3,714)
Total assets	167,543	68,786	59,883	73,018	71,970	46,437
Derivative instruments	3,340	16,409	15,198	19,216	4,378	1,496
Long-term debt, less current portion	22,311	29,941	18,540	21,134	203	38
Total equity	80,198	1,786	5,132	24,003	38,578	25,573

(1)	Includes the balances of Schneider Power, Inc (SPI). SPI was acquired on April 16, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Transition Report. This discussion contains forward-looking statements, which generally include the plans and objectives of management for future operations, estimates or projections of future economic performance, and our current beliefs regarding revenues, profits and losses, capital resources and liquidity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth under the “Risk Factors” section and elsewhere in this Transition Report.

Company Overview

We are a fully integrated alternative energy company and a leader in the development and production of natural gas, fuel cell and other advanced clean propulsion systems and renewable energy generation systems and services. We believe that we are uniquely positioned to integrate advanced fuel and electric drive systems, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, natural gas, plug-in hybrid electric, electric, fuel cell and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

Our consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power, Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

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

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems Segment provides hybrid drivetrain and advanced fuel system design and technology, powertrain engineering, electronic control and software strategies, system integration, manufacturing and assembly of propulsion systems and sub-systems for a variety of automotive and transportation applications including natural gas, plug-in hybrid electric, hybrid electric, range extended plug-in electric, fuel cell and other alternative fuel vehicles. Our products, technologies and engineering services are designed to meet the growing demand for improved fuel economy. We supply our products, systems and design services primarily to OEMs for use in their natural gas, plug-in hybrid electric, hybrid electric, range extended plug-in electric, fuel cell and other alternative fuel vehicles. Since 1997, we have sold approximately 20,000 systems for alternative fuel vehicles, primarily to General Motors.

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

Activities of Quantum Solar are included in our Corporate segment and to date principally consist of plant and equipment expenditures for solar module production capability, net of impairments recognized in the eight months ended December 31, 2011. Quantum Solar has suspended all activities associated with its anticipated solar module manufacturing operation. If Quantum Solar commences a manufacturing operation in the future, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

The assets represented by our investments in certain strategic businesses that we account for under the equity method, including Asola, are also part of our Corporate segment. Pursuant to the terms of a Binding Letter of Intent dated May 11, 2007, which was the basis for our acquisition of the 24.9% interest in Asola, we were granted an option for a period of two years following the closing date of our acquisition of the 24.9% interest to increase our ownership in Asola by an additional 7.76%, to 32.66%, in exchange for 100,000 euro. On December 28, 2009, we provided Asola with written notice that we were exercising the option. Subsequently, we commenced negotiations with Asola’s majority owner, ConSolTec GmbH (ConSolTec), regarding our acquisition of a majority interest in Asola. During the pendency of such negotiations, we agreed to forgo closing on the option exercise and reserved our right to withdraw the option exercise. The negotiations culminated in the execution of a non-binding letter of intent, which set forth the terms by which we would acquire a majority interest in Asola (Asola LOI). The Asola LOI, as amended, expired in June 2011, however, we continue to explore options to expand our strategic alliance with Asola.

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

Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure presented below relating to them. We believe the critical accounting policies described below affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectability is reasonably assured, which for product sales is generally upon shipment from our warehouse or shipment from warehouses of certain component suppliers that we have contractual relationships with. We include the costs of shipping and handling, when incurred, in cost of goods sold. In certain circumstances, customers pay one price for multiple products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units based on their relative selling prices. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values in accordance with Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements.”

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

•

We conduct a major portion of our business with a limited number of customers. For the eight months ended December 31, 2011 and for the foreseeable future, Fisker Automotive has represented and is expected to continue to represent, a significant portion of our revenues and accounts receivables. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.

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

•

We periodically evaluate our long-lived assets for impairment, particularly intangible assets and goodwill relating to acquisitions. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, construction in process, intangible assets and goodwill, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive and renewable energy industries and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

•

We account for provisions contained within certain of our debt obligations and warrant contracts as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The fair value adjustments can have a material impact on our financial condition and results of operations.

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

•

We account for stock compensation expense under ASC Topic No. 718 “Compensation—Stock Compensation” (ASC 718). ASC 718 requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of ASC 718 but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The grant date fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of share-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

New Accounting Pronouncements

See Note 2 to the accompanying Consolidated Financial Statements for information regarding recent accounting pronouncements adopted and or issued.

Results of Operations

Eight Months Ended December 31, 2010 and 2011

Total revenues and operating loss for our business segments and gross profit on our product sales for the eight month periods ended December 31, 2010 and 2011 were as follows:

	Eight Months Ended December 31,
	2010(1)	2011
	(Unaudited)
Total Revenue
Electric Drive & Fuel Systems	$9,997,536	$24,302,343
Renewable Energy	517,927	175,378
Corporate	—	—

Total	$10,515,463	$24,477,721

Operating Loss
Electric Drive & Fuel Systems	$(5,695,774)	$(16,961,774)
Renewable Energy	(1,001,378)	(8,994,887)
Corporate	(5,987,162)	(9,416,789)

Total	$(12,684,314)	$(35,373,450)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$1,924,936	$14,876,349
Cost of product sales	(1,850,311)	(10,652,953)

Product gross profit	$74,625	$4,223,396

Renewable Energy:
Net product sales	$189,246	$175,378
Cost of product sales	(90,168)	(104,238)

Product gross profit	$99,078	$71,140

(1)	The 2010 eight month period has been prepared on a pro forma and unaudited basis and includes certain estimates.

For the eight month period ended December 31, 2011, revenues reached $24.5 million, an increase of $14.0 million, or 133%, from $10.5 million in the eight month period ended December 31, 2010. The increase in revenues was primarily due to increased product shipments to Fisker Automotive of components related to our Q-Drive hybrid drive system.

Electric Drive & Fuel Systems Segment

Revenues for our Electric Drive & Fuel Systems segment increased $14.3 million from $10.0 million in the eight month period ended December 31, 2010, to $24.3 million in the eight month period ended December 31, 2011. Revenue from product sales for this segment increased $13.0 million during this period, from $1.9 million to $14.9 million, due to increased product shipments to Fisker Automotive and increased shipments of high pressure fuel storage systems for natural gas applications. Contract revenue for this segment increased $1.3 million, or 16%, from $8.1 million in the eight month period ended December 31, 2010, to $9.4 million in the current year eight month period. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers.

Fisker Automotive comprised 62% and General Motors comprised 14% of the total Electric Drive & Fuel Systems segment revenue reported for the eight months ended December 31, 2011, respectively. For calendar 2012 and for the foreseeable future, we anticipate that Fisker Automotive will continue to represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components to and provide development services in support of Fisker Automotive’s Karma vehicle.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $8.8 million, from $1.9 million for the eight month period in 2010, to $10.7 million for the eight month period in 2011, primarily as a result of increased product sales.

Gross profit on product sales increased $4.1 million, from $0.1 million for the eight month period in 2010, to $4.2 million for the eight month period in 2011, primarily due to increased shipments of our products in the 2011 period.

Research and development expense associated with development contracts decreased $1.3 million, from $6.9 million for the eight month period in 2010, to $5.6 million for the eight month period in 2011 and internally funded research and development expense increased $0.4 million, from $4.0 million for the eight month period in 2010, to $4.4 million for the eight month period in 2011. The decline in expense related to development contracts relates in part to the ramping down of the engineering efforts required to integrate our Q-Drive system into the Fisker Karma platform as the program progressed to the production stage. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment for the eight month period in 2011 were $2.6 million, as compared to $2.9 million for the eight month period in 2010.

During the eight month period ended December 31, 2011, we realized a $6.7 million improvement in operating performance in the Electric Drive & Fuel Systems segment as compared to the prior year period; however, due primarily to the recognition as of December 31, 2011 of a non-cash impairment charge to goodwill of $18.0 million, our overall operating loss for the eight month period increased $11.3 million, from $5.7 million in the prior eight month period, to $17.0 million in the current period. Due to a decline in our market capitalization that occurred late in the 2011 calendar year, we initiated a detailed assessment of the fair value of our Electric Drive & Fuel Systems reporting unit and determined the carrying value exceeded its fair value and, as a result, concluded the fair value of the reporting unit no longer supported the full carrying amount of its goodwill. As a result of our assessment, we recognized an impairment charge of $18.0 million at December 31, 2011. Exclusive of the goodwill impairment charge, this segment would have had $1.0 million in operating income during the eight month period ended December 31, 2011. The significant improvement in operating performance was primarily due to the higher revenues and improved product margins during the current eight month period.

Renewable Energy Segment

Revenues for our Renewable Energy segment include energy sales related to Schneider Power’s Providence Bay wind farm and revenue from construction management services on other projects. Revenues for this segment were $0.2 million for eight month period in 2011, compared to $0.5 million in the same prior year period. The operating loss for this segment was $9.0 million for the eight month period in 2011, compared to a loss of $1.0 million in the same prior year period. The operating loss for this segment for the eight month period in 2011 included impairment charges of $7.5 million that were recorded at October 31, 2011, of which $5.0 million was to reduce the carrying value of the intangible asset associated with Schneider Power’s renewable energy project portfolio and $2.5 million was to fully write-off goodwill allocated to the Renewable Energy segment. The impairment charges were the result of industry wide factors and cancellations or delays in the development of certain of Schneider Power’s renewable energy projects caused by our inability to access sufficient capital to advance the development of such projects.

We expect Schneider Power’s operating activities to increase in calendar 2012 if we are able to obtain sufficient project debt to acquire renewable energy projects and/or enable further development and construction of Schneider Power’s existing portfolio of wind and solar farm projects. However, we can provide no assurance that we will be successful in obtaining such project financing.

Corporate Segment

Expenses of our Corporate segment increased by $3.4 million, from $6.0 million in the eight month period in 2010, to $9.4 million in the eight month period ended December 31, 2011. The increase was primarily the result of $1.8 million in facility exit charges and $1.7 million of impairment charges related to the write-down of assets associated with a planned solar module manufacturing line and certain other investments.

Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems segment, our Renewable Energy segment, and any future operating segments in addition to the non-recurring charges discussed further below. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Excluding the facility exit and impairment charges recognized in the eight month period ended in 2011, general and administrative expenses of the Corporate segment as a percentage of total consolidated revenues decreased to 24% for the eight month period in 2011, as compared to 57% for the eight month period in 2010, primarily due to higher revenues realized in the current period.

In June 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of our existing lease agreement, dated April 1, 2009, for that facility (the Master Lease). The fair value of our remaining obligations under the Master Lease exceeds the amount of rent we will receive under the sublease agreement by $1.7 million. Since we will continue to incur costs in excess of the sublease rents received for the remaining term of the Master Lease without economic benefit, we recognized total charges of $1.8 million in the eight months ending December 31, 2011.

Impairments of long-lived assets amounted to $1.7 million in the eight month period in 2011, of which $1.0 million was recognized at July 31, 2011 and $0.7 million was recognized at December 31, 2011. The amount recognized primarily relates to impairments associated with a solar manufacturing line that was under construction in anticipation of the planned start up of Quantum Solar’s manufacturing operations in California. The solar manufacturing line was originally intended to be used by us in a full-scale, vertically-integrated solar panel assembly facility in Irvine, California; however, we suspended the project due to current market conditions. We also recognized an impairment charge of $0.1 million associated with our equity investment in Power Control and Design, representing the write-off of the remaining balance of our investment.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $4.3 million in the eight month period in 2011, as compared to $2.3 million recognized in the eight month period in 2010. Interest expense in the prior year period primarily related to debt instruments payable to our senior lender. The increase in expense during the current periods is primarily related to higher effective interest rates incurred associated with issuances of new unsecured debt obligations to investors in the 2011 period, including the amortization of debt discounts and debt origination costs associated with the new obligations.

Fair Value Adjustments of Derivative Instruments. Derivative instruments during the eight month period ended in 2011 consisted of embedded features contained within certain debt obligations and warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of $4.6 million for the eight month period in 2011 as compared to a net gain of $8.2 million for the eight month period in 2010. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The unrealized net gain recognized in the current period was primarily attributable to the decrease in our closing share price during the eight month ended December 31, 2011 ($2.58 at April 30, 2011 and $0.73 at December 31, 2011) that materially decreased the fair value of the derivative instrument liabilities during the current period.

Loss on Modification of Debt and Derivative Instruments. On August 31, 2011, we and our senior lender agreed to extend the maturity date of the Senior Convertible Notes from August 31, 2011 to October 31, 2011 in exchange for the issuance of 500,000 shares to the senior lender and a reset to the conversion exercise price under the Senior Convertible Notes from $9.80 to $3.31 per share, along with other modifications to the Senior Convertible Notes and the Consent Fee Term Note. We concluded that the modifications to the Senior Convertible Notes were substantial and represented an implied exchange of the existing convertible note instruments held by the senior lender with new convertible debt instruments. A net loss on extinguishment of $2.6 million was recognized in connection with the amendments, of which $1.6 million represented the fair value of the shares issued to the senior lender on the transaction date.

Gain on Settlement of Debt and Derivative Instruments. During the eight month period in 2011, we (i) repaid a total of $16.7 million of principal due under our debt obligations, of which $1.8 million was settled by the issuance of shares of our common stock, (ii) settled $1.1 million of derivative warrant obligations associated with the October 2006 Warrants by the issuance of shares of our common stock, and (iii) settled $0.1 million of derivative obligations associated with embedded features contained within the Senior Convertible Notes and Consent Fee Term Note in connection with principal repayments under the notes in cash. As a result of these in-kind settlements and related extinguishments, we recognized a combined net gain of $0.2 million, which consisted of a loss of $42,000 from principal payments associated with Term Note B, a gain of $184,000 related to the settlement of the derivative warrants and a gain of $78,000 related to the settlement of the derivative obligations associated with the Senior Convertible Notes and Consent Fee Term Note.

Equity in Earnings (Losses) of Affiliates. During the eight month periods in 2010 and 2011, we recognized losses of $0.3 million and $1.1 million, respectively, representing the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The activity in both periods is primarily associated with our equity share of the operating results of Asola.

Our equity in net losses of Asola of $1.1 million for the eight month period in 2011 differs from our 24.9% share of the unaudited net loss of Asola that was reported for the eight month period in 2011 under German GAAP. The difference is due to adjustments to equity in net loss related to differences between German GAAP and US GAAP. Such differences are adjusted for in calculating our equity in loss under US GAAP for the eight month period ended December 31, 2011as follows:

	Eight Months ended December 31, 2011
	Euros	US Dollars
Net loss of Asola reported under German GAAP	(4,591,358)	$(6,371,008)
Adjust loss in accordance with US GAAP:
Foreign currency contracts	1,473,112	$2,086,851
Other	(66,888)	$(97,466)
Net loss of Asola reported under US GAAP	(3,185,134)	$(4,381,623)
Quantum’s share of net loss at 24.9%	(793,000)	$(1,091,000)

Income Taxes. Our income tax expense is minor for the eight month periods in 2010 and 2011, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be minor for calendar 2012.

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

Electric Drive & Fuel Systems Segment

Overall segment revenues increased $10.0 million, from $9.6 million in the year ended April 30, 2010 to $19.6 million in the year ended April 30, 2011. The increase in revenue in the period ended 2011 was primarily related to increased activities related to the Fisker Karma development program and initial product shipments to Fisker Automotive.

Fisker Automotive comprised 46% and 56%, General Motors comprised 12% and 13%, and U.S. Army—TARDEC comprised 11% and 1%, of the total Electric Drive & Fuel Systems segment revenue reported for the years ended April 30, 2010 and 2011, respectively.

Product revenue for the Electric Drive & Fuel Systems segment increased $2.8 million, or 200%, from $1.4 million in the year ended April 30, 2010 to $4.2 million in the year ended April 30, 2011, due in part to the initial product shipments of our Q-Drive hybrid drive system for the Fisker Karma and increased shipments of high pressure fuel storage tanks for CNG applications.

Contract revenue for the Electric Drive & Fuel Systems segment increased $7.2 million, or 88%, from $8.2 million in the year ended April 30, 2010, to $15.4 million in the year ended April 30, 2011. Contract revenue is derived primarily from system development and application engineering of our products under customer funded contracts.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $2.0 million, or 125%, from $1.6 million in the year ended April 30, 2010, to $3.6 million in the year ended April 30, 2011, primarily as a result of increased product sales.

Gross profits on product sales for the year ended April 30, 2011 improved $0.7 million, from a negative $0.1 million in the year ended April 30, 2010, to a positive $0.6 million in the year ended April 30, 2011. The improved gross margins are primarily due to higher revenues realized in the period ended 2011 that absorbed a fixed level of manufacturing overhead costs.

Research and development expense associated with development contracts increased $5.1 million, or 76%, from $6.7 million in the year ended April 30, 2010, to $11.8 million in the year ended April 30, 2011, which was mainly due to higher development program and pre-production activities in the period ended 2011 related to the planned launch of the Fisker Karma.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment decreased $1.0 million, or 15%, from $6.7 million in the year ended April 30, 2010, to $5.7 million in the year ended April 30, 2011. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance and hydrogen storage, injection and regulation programs. The decrease in internally funded research and development in the period ended 2011 was mainly due to focusing our engineering resources on activities associated with the Fisker Karma program and other customer funded development contracts.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment decreased $0.4 million, or 9%, from $4.6 million in the year ended April 30, 2010, to $4.2 million in the year ended April 30, 2011, due in part to lower facility costs.

Amortization and impairment of long-lived assets was $0.9 million in the year ended April 30, 2010 and zero in the year ended April 30, 2011. The amount recognized in the period ended 2010 related to a charge associated with the full impairment of our advances made to Advanced Lithium Power, Inc. (ALP), a former affiliate. In June 2010, certain secured creditors of ALP had a receiver appointed pursuant to the terms of a General Security Agreement and, as a result, ALP ceased operations. We recorded an impairment charge to write off the entire balance as of April 30, 2010 for the non-current advances provided to ALP that were associated with undelivered products and services still owed to us.

Operating loss for the Electric Drive & Fuel Systems segment improved $5.2 million, from a loss of $10.9 million in the year ended April 30, 2010, to a loss of $5.7 million in the year ended April 30, 2011, mainly as a result of higher revenues generated in the period ended 2011.

Renewable Energy Segment

Our results of operations included the activities of Schneider Power for the period of time subsequent to our acquisition of Schneider Power on April 16, 2010. Schneider Power recognized $0.3 million of revenue from energy sales related to its Providence Bay wind farm that was reported as part of net product revenues, $0.4 million of revenue from construction management contract services and $3.5 million of operating expenses during the year ended April 30, 2011. Included in operating costs in the period ended 2011 was a $1.0 million impairment charge due to the abandonment of the Spring Bay wind farm construction project in early calendar 2011, and $0.4 million of amortization expense relating to intangible assets associated with the renewable energy project portfolio identified in connection with the acquisition of Schneider Power.

Schneider Power’s operating loss was $2.9 million for the period ended 2011, as compared to an operating loss of $0.1 million recognized in the prior year for the period from April 17, 2010 to April 30, 2010.

Corporate Segment

Corporate expenses decreased $0.3 million in the year ended April 30, 2011, from $9.5 million in the year ended April 30, 2010 to $9.2 million in the year ended April 30, 2011, due in part to significantly higher than usual levels of professional service fees incurred in the period ended 2010 in connection with our acquisition of Schneider Power and other administrative expenses. Corporate expenses as a percentage of total consolidated revenues decreased to 46% for the period ended 2011, as compared to 99% for the period ended 2010, primarily due to higher revenues and lower costs realized in the period ended 2011.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $3.4 million in the year ended April 30, 2011, as compared to $2.4 million recognized in the year ended April 30, 2010. Interest expense primarily related to debt instruments payable to our senior lender. The increase in expense during the period ended 2011 was primarily related to higher effective interest rates incurred associated with the investor bridge term loans that were issued in October 2010 and the amortization of debt origination costs associated with new and amended debt instruments in the period ended 2011.

Fair Value Adjustments of Derivative Instruments. Derivative instruments at April 30, 2011, consisted of certain warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants, the September 2009 Warrants, and the “B” warrants issued on February 18, 2011. There was also derivative instruments associated with the embedded conversion features under the bridge notes modified in January 2011 that expired upon the maturity of the bridge notes on April 29, 2011 and a derivative instrument associated with the senior lender’s written put option under a $10.0 million lender commitment that was in effect during the year ended April 30, 2011 until the commitment was terminated in connection with the execution of a Forbearance Agreement and restructuring of debt with our senior lender that occurred on January 3, 2011. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a gain of $13.2 million in the period ended 2011, compared to a loss of $10.6 million in the period ended 2010. The unrealized gain recognized in the period ended 2011 was primarily attributable to the decrease in our share price over the course of the period ended 2011 ($14.00 at April 30, 2010 and $2.58 at April 30, 2011) that materially decreased the fair value of the derivative instrument liabilities during the period.

Loss on Modification of Debt and Derivative Instruments. We recognized losses on contractual modifications of our debt and derivative instruments issued to our senior lender amounting to $14.7 million in the year ended April 30, 2010 and $1.5 million in the year ended April 30, 2011. These contractual modifications, discussed further in Note 10 to the consolidated financial statements, were as follows:

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

•

On November 24, 2009, we recognized a total charge of $5.1 million as a result of a series of transactions with our senior lender that was accounted for as an implied exchange of debt instrument. The significant components of the charge were as follows: (i) $1.3 million resulting from amending the stated maturity dates on the Senior

Convertible Notes from August 31, 2010 to March 31, 2011 (which immediately increased the fair values of these debt instruments over their existing carrying values by $1.3 million); (ii) $0.4 million from amending the expiration date of the $10.0 million lender commitment from August 31, 2010 to March 31, 2011; and (iii) $3.5 million from the issuance of a new debt instrument (which we refer to in our SEC filings and financial statements as the “Consent Fee Term Note”) to our senior lender in satisfaction of a fee we agreed to pay our senior lender in order to obtain the senior lender’s consent, as required by our credit agreement, in connection with our acquisition of Schneider Power.

•

On January 3, 2011, we and our senior lender executed a Forbearance Agreement and restructured certain of our debt instruments. In connection with the debt restructure, the Senior Convertible Notes were modified to extend the maturity dates from July 31, 2011 to August 31, 2011, and the fixed conversion price in each convertible note was reduced from $14.20 to $9.80; the $10 million lender commitment was terminated; the senior lender provided us with a new $5.0 million non-revolving line of credit; and we issued a warrant to the senior lender entitling it to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. We concluded that the modifications to the convertible note debt instruments were substantial and represented an implied exchange of those debt instruments for new debt instruments. A net loss of $0.5 million on extinguishment of the convertible note debt instruments and the derivative instrument associated with the $10 million lender commitment was recognized in connection with the debt restructure.

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

Loss on Settlement of Debt and Derivative Instruments. During the years ended April 30, 2010 and 2011, we settled a total of $20.5 million and $5.8 million, respectively, of principal due under our debt obligations, and in the years ended April 30, 2010 and 2011, we also extinguished $10.5 million and $0.2 million, respectively, of derivative liabilities associated with certain of our debt obligations owed to the senior lender, by the issuance of shares of our common stock. As a result of these in-kind settlements and related extinguishments, we recognized a gain of $0.8 million in the period ended 2010 and a loss of $1.5 million in the period ended 2011. Included in the loss for the period ended 2011 was a charge of $1.6 million associated with the cancellation of $2.0 million of principal due under a non-revolving line of credit with the senior lender in exchange for the issuance of shares of our common stock and warrants in connection with a private placement offering in which the senior lender participated as an investor that closed on February 18, 2011.

Equity in Earnings of Affiliates. During the year ended April 30, 2011, we recognized losses of $0.3 million, representing the net equity in earnings (losses) of our affiliates that we account for under the equity method of accounting. The loss in the year ended April 30, 2011 is primarily associated with the operating results of Asola, of which we recognized a loss of $0.2 million (see table below) and the operating results of Shigan Quantum and PCD. In the year ended April 30, 2010, we recognized net earnings of $1.1 million, primarily representing our equity share in earnings of Asola.

Our equity in net losses of Asola of $0.2 million in the year ended April 30, 2011 differs from the 24.9% of $1.3 million in net income of Asola (unaudited) that was reported for the year ended April 30, 2011 under German GAAP. This difference was due to adjustments to equity in net earnings (losses) related to differences between German GAAP and US GAAP. Such differences were adjusted for in calculating our equity in losses under US GAAP for the period ended 2011 as follows:

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

Our ownership in Fisker Automotive was also accounted for under the equity method from inception of the business through August 2010; however, we did not recognize any share of losses realized by Fisker Automotive through August 2010 as our net investment balance in the business at all times had been zero and we had no obligation to fund deficit balances of the business. Effective as of September 2010, we began accounting for our ownership share in Fisker Automotive under the cost method.

Income Taxes. In the year ended April 30, 2011, we recorded a net tax benefit of $0.2 million that primarily resulted from undistributed earnings of our investment in Asola associated with foreign currency translation effects. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future.

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

Electric Drive & Fuel Systems Segment

Overall segment revenues decreased $13.7 million, from $23.3 million in the year ended April 30, 2009 to $9.6 million in the year ended April 30, 2010. The decrease in revenue in the period ended 2010 was primarily related to delays at Fisker Automotive related to the Fisker Karma development program.

Fisker Automotive comprised 59% and 46%, General Motors comprised 13% and 12%, and U.S. Army—TARDEC comprised 13% and 11%, of the total Fuel Systems segment revenue reported for the years ended April 30, 2009 and 2010, respectively.

Product revenue for the Fuel Systems segment increased $0.4 million, or 40%, from $1.0 million in the year ended April 30, 2009 to $1.4 million in the year ended April 30, 2010.

Contract revenue for the Electric Drive & Fuel Systems segment decreased $14.1 million, or 63%, from $22.3 million in the year ended April 30, 2009 to $8.2 million in the year ended April 30, 2010. Contract revenue is derived primarily from system development and application engineering of our products under funded Fisker Automotive contracts, OEM contracts, and other funded contract work with the U.S. military and other government agencies. We began the third phase of the Fisker Karma development program in April 2009, which included services related to system validation, certification and other pre-production development activities. The significant decline in contract revenue in the period ended 2010 compared to the period ended 2009 was primarily due to program delays at Fisker Automotive due to their funding restraints. In September 2009, Fisker Automotive announced that they had received a conditional commitment from the U.S. Department of Energy

(DOE) for $528.0 million in low interest loans. However, the loan was not finalized and Fisker Automotive was unable to draw upon the loan until the spring of 2010. As a result, Fisker Automotive suspended much of its activities related to the Fisker Karma program including many of the activities covered under the phase three statement of work.

Cost of product sales for the Electric Drive & Fuel Systems segment decreased $0.7 million, or 30%, from $2.3 million in the year ended April 30, 2009 to $1.6 million in the year ended April 30, 2010. This improvement was mainly due to lower levels of obsolescence inventory reserves in the period ended 2010 as compared to the period ended 2009. During the period ended 2009, we recognized higher than usual charges for inventory reserves in connection with the deterioration of the automotive industry and reduced turnover of our inventory of automotive component parts.

Gross profits on product sales for the Electric Drive & Fuel Systems segment improved $1.2 million from a negative $1.3 million in the year ended April 30, 2009 to a negative $0.1 million in the year ended April 30, 2010. The negative gross margins were primarily due to unabsorbed manufacturing overhead costs.

Research and development expense associated with development contracts decreased $10.2 million, or 60%, from $16.9 million in the year ended April 30, 2009 to $6.7 million in the year ended April 30, 2010. The decrease was primarily related to decreased levels of design and engineering services performed in connection with the Fisker Automotive Karma program during the period ended 2010 as a result of the program delays at Fisker Automotive.

Internally funded research and development expense for the Electric Drive & Fuel Systems segment decreased $1.6 million, or 19%, from $8.3 million in the year ended April 30, 2009 to $6.7 million in the year ended April 30, 2010. Our internally funded research effort shifted away from hydrogen storage, injection and regulation programs in the period ended 2010 and was more focused on solid-state components, hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance. The reduction in the period ended 2010 was primarily due to personnel related cost reductions implemented during the period ended 2010.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment increased $1.4 million, from $3.2 million in the year ended April 30, 2009 to $4.6 million in the year ended April 30, 2010. The increase during the period ended 2010 primarily related to a $1.2 million non-recurring gain that was recognized in the period ended 2009 related to an insurance settlement associated with facility damages.

Amortization and impairment of long-lived assets in the year ended April 30, 2009 related to the strategic alliance agreement with General Motors in the amount of $7.0 million. On January 31, 2009, the remaining unamortized balance of the intangible asset was written off in connection with an impairment analysis performed due to the deterioration of the automobile industry. As a result of the impairment, there has been no amortization expense recognized in this segment since January 31, 2009. In the period ended 2010, we recognized a charge of $0.9 million associated with the full impairment of our advances made to ALP. In June 2010, certain secured creditors of ALP had a receiver appointed pursuant to the terms of a General Security Agreement between ALP and such secured creditors and as a result, ALP ceased operations. As a result, we recorded a charge to write off the entire balance of advances provided to ALP that were associated with undelivered products and services still owed to us.

Operating loss for the Electric Drive & Fuel Systems segment decreased $3.5 million, from $14.4 million in the year ended April 30, 2009 to $10.9 million in the year ended April 30, 2010. The decrease in operating loss was primarily due to the amortization and impairment of the remaining unamortized intangible asset associated with General Motors that was written off in the period ended 2009, which amounted to charges of $7.0 million incurred in the period ended 2009 and none in the period ended 2010. Excluding the effects of the amortization and impairment charges related to long-lived assets associated with General Motors in the period ended 2009 and ALP in the period ended 2010, the operating loss would have increased $2.6 million during the period ended 2010 which was attributable to the lower revenues generated in the period ended 2010.

Renewable Energy Segment

Our results of operations for the year ended April 30, 2010 included the activities of our wholly owned subsidiary, Schneider Power, for the period of time subsequent to our acquisition (April 17, 2010 through April 30, 2010). During that two week period, Schneider Power recognized $15 thousand of revenue from energy sales related to its Providence Bay Wind Farm and recognized operating expenses of $0.1 million.

Corporate Segment

Corporate expenses decreased $1.2 million in the year ended April 30, 2010 from $10.7 million in the year ended April 30, 2009 to $9.5 million in the year ended April 30, 2010. Corporate expenses as a percentage of total consolidated revenues increased to 99% in the period ended 2010 as compared to 46% in the period ended 2009, primarily due to lower revenues generated in the period ended 2010.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $2.4 million in the year ended April 30, 2010 as compared to $3.7 million recognized in the year ended April 30, 2009. Interest expense primarily related to debt instruments payable to our senior lender. The decline in expense during the period ended 2010 was primarily related to lower levels of outstanding debt.

Fair Value Adjustments of Derivative Instruments. Derivative instruments consisted of embedded features contained within our convertible notes, our Term Note B debt instrument, our Consent Fee Term Note, the written put option under the $10.0 million Lender Commitment, and warrant contracts referred to in our financial statements as the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants and the September 2009 Warrants. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a loss of $10.6 million in the year ended April 30, 2010, compared to a gain of $27.7 million in the year ended April 30, 2009. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. The unrealized gain recognized in the period ended 2009 was primarily attributable to the significant decrease in our share price over the course of the period ended 2009 ($26.40 at April 30, 2008 and $14.40 at April 30, 2009) that materially decreased the fair value of the derivative instrument liabilities year over year. The unrealized loss recognized in the period ended 2010 resulted in part from higher volatility rates of our share price at the end of the period ended 2010 as compared to the end of the period ended 2009 that had the effect, all other factors being equal, of increasing the value of the derivative instrument liabilities, and in part to the timing of certain debt conversions and debt principal demands on behalf of the senior lender near the midpoint of the period ended 2010 when our share price was higher ($23.80 at October 31, 2009) than our share price at the end of the period ended 2010 ($14.00 at April 30, 2010) which negated a portion of the offsetting effects of a lower share price at the end of the period with respect to the fair value calculations.

Loss on Modification of Debt and Derivative Instruments. We recognized losses on contractual modifications of our debt and derivative instruments issued to our senior lender amounting to $23.8 million in the year ended April 30, 2009 and $14.7 million in the year ended April 30, 2010, respectively. These contractual modifications, discussed further in Note 10 to the consolidated financial statements, are as follows:

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

•

On November 24, 2009, we recognized a combined charge of $5.1 million from the implied exchange of debt instruments in connection with obtaining our senior lender’s consent of the proposed Schneider Power acquisition and for amendments to certain of the outstanding debt instruments with the senior lender. The significant components of the charge were as follows : (i) amended the stated maturity dates on our Senior Convertible Notes from August 31, 2010 to March 31, 2011 (which immediately increased the fair values of these debt instruments over their existing carrying values by $1.3 million); (ii) extended the expiration date of the $10.0 million Lender Commitment from August 31, 2010 to March 31, 2011 (which immediately increased the fair value of the senior lender’s put option by $0.4 million); and (iii) issued a new debt instrument in satisfaction of a fee negotiated with our senior lender to obtain the senior lender’s consent (the “Consent Fee Term Note”), as required by our credit facilities, in connection with the planned acquisition of Schneider Power that had a fair value of $3.5 million.

Loss on Settlement of Debt and Derivative Instruments. During the years ended April 30, 2009 and 2010 we settled a total of $10.2 million and $20.5 million of debt principal and extinguished $4.2 million and $10.5 million of derivative liabilities, respectively, associated with our debt instruments with the issuance of shares of our common stock. As a result of these settlements and related extinguishments, we recognized a net loss of $4.3 million in the period ended 2009 and a gain of $0.8 million in the period ended 2010 that are described in more detail below:

•

During the period ended 2009, $10.2 million of principal was converted at the option of the holder under Convertible Note I on various dates throughout the period which we satisfied with the issuance of shares to the senior lender. The fair value of the embedded derivative instruments associated with the convertible note was reduced on a proportional basis to the amount of debt principal converted by the holder. For example, if 10% of the outstanding debt principal just prior to the conversion was converted, we reduced the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions during the period ended 2009, the derivative instrument associated with Convertible Note I was reduced by $4.2 million and a net loss on the settlement of the debt principal and derivative instruments of $4.3 million, which represented the difference between the fair value of shares issued ($18.7 million) and the settlement of the liabilities ($10.2 million of debt principal and $4.2 million of derivative instruments), was recognized.

•

During the period ended 2009, $0.5 million of the derivative instrument liabilities associated with the October 2006 Warrants were extinguished in connection with the exercise of warrants to purchase shares of our common stock. The difference between the fair value of the shares issued of $0.4 million (net of the cash received upon exercise of the warrants) and the amount of derivative liabilities extinguished resulted in the recognition of a gain of $0.1 million on the settlement of these derivative warrant liabilities.

•

During the period ended 2010, $6.9 million of principal was converted at the option of the holder under the Senior Convertible Notes ($0.51 million, $1.03 million and $1.37 million under Convertible Note I on September 23, 2009, October 13, 2009 and November 24, 2009, respectively; $2.72 million under Convertible Note II on November 24, 2009, and $1.23 million under Convertible Note III on November 24, 2009) which we satisfied with the issuance of common shares to the senior lender. In connection with shares issued to settle debt principal conversions during the period ended 2010, the derivative instruments associated with the Senior Convertible Notes were reduced by $6.9 million and a net gain on the settlement of the debt principal and derivative instruments of $1.4 million, which represented the difference between the fair value of shares issued ($12.4 million) and the settlement of the liabilities ($6.9 million of debt principal and $6.9 million of derivative instruments), was recognized.

•

During the period ended 2010, $4.4 million of principal was repaid under Term Note B ($3.9 million on November 24, 2009 and $0.5 million on February 9, 2010) which we satisfied with the issuance of common shares to the senior lender. The fair value of the embedded derivative instrument associated with Term Note B was reduced on a proportional basis to the amount of debt principal settled in a manner consistent with the methodology used to extinguish derivative liabilities under the convertible notes. Accordingly, the derivative instrument associated with Term Note B was reduced by $3.6 million and a net loss on the settlement of the debt principal and derivative instrument of $0.1 million, which represented the difference between the fair value of shares issued ($8.1 million) and the settlement of the liabilities ($4.4 million of debt principal and $3.6 million of derivative instrument), was recognized.

•

During the period ended 2010, $9.2 million of debt was repaid under Term Note A and Term Note C ($1.12 million under Term Note A on June 15, 2009; $3.75 million, $2.50 million and $1.80 million under Term Note C on May 1, 2009, October 1, 2009 and November 2, 2009, respectively) which we satisfied with the issuance of common shares to the senior lender. The shares had a combined fair value of $9.6 million on the settlement dates. The difference between the fair value of the shares issued and the reduction of the principal was recognized as a net loss on settlement of $0.4 million.

•

During the period ended 2010, $1.6 million of the derivative instrument liabilities associated with the October 2006 Warrants were extinguished in connection with the exercise of warrants to purchase shares of our common stock. The fair value of the shares issued was also $1.6 million; therefore, there was no gain or loss on the settlement of these derivative warrant liabilities.

Equity in Earnings of Affiliates. During the year ended April 30, 2010, we recognized net earnings of $1.1 million representing our equity share in earnings of our affiliate, Asola, that we account for under the equity method. For the year ended April 30, 2009, we recognized a net loss of $0.7 million representing income of $0.1 million for our share of Asola’s earnings and charges of $0.8 million for our share of ALP’s losses. Our ownership in Fisker Automotive was also under the equity method of accounting during these respective periods; however, we did not recognize any losses realized by Fisker Automotive under the equity method as our net investment balance was zero and we had no obligation to fund deficit balances of the business. Our share of earnings or losses for the operating activities of PCD and Shigan Quantum, in which our equity interests were obtained in the period ended 2010, were not significant for the twelve month period ended April 30, 2010.

Other Income (Expense). We recorded other income of $2.0 million during the year ended April 30, 2009 in connection with a life insurance settlement payment. No significant other income or expense was recognized during the year ended April 30, 2010.

Income Taxes. Our income tax expense was minor for both of the periods ended 2009 and 2010 primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we can carry forward to offset taxable earnings that we generate in the future.

Liquidity and Capital Resources

Cash Flow Activities

During the eight month period ended December 31, 2011, cash used in operations improved by $1.0 million, from $10.5 million used in the eight month period ended December 31, 2010, to $9.5 million used in the eight month period ended December 31, 2011. The cumulative impact of net changes in operating assets and liabilities during the eight month period ended 2011 was net cash used of $4.2 million, of which $1.7 million related to an increase in accounts receivable and $1.3 million related to a decrease in accounts payable. Excluding the changes in operating assets and liabilities, the cash used in operations for the period ended 2011 was a net use of $5.3 million.

Net cash used in investing activities during the eight months ended December 31, 2011 was $1.1 million, as compared to net cash used of $1.4 million during the eight month period ended December 31, 2010. The amount in the period ended 2011 was used to acquire and develop property and equipment.

Net cash provided by financing activities during the eight months ended December 31, 2011 was $11.6 million, as compared to $9.7 million during the eight month period ended December 31, 2010. Cash provided during the period ended 2011 consisted principally of net proceeds of $17.8 million from offerings of our common stock and warrants, of which $8.8 million was associated with private placement offerings that closed in June and July of 2011 and $9.0 million associated with a registered underwritten public offering that closed on December 21, 2011. We also received $9.2 million in connection with borrowings under the issuance of certain new debt obligations, of which $1.4 million was associated with the May 2011 Bridge Notes, $1.1 million was associated with the August 2011 Bridge Notes, $3.2 million was associated with the Unsecured “A” Convertible Notes and $3.5 million was associated with the Unsecured “B” Convertible Notes. During the period ended 2011 we repaid $14.9 million of debt obligations in cash, of which $12.5 million related to the Senior Convertible Notes, $0.6 million related to the Consent Fee Term Note, $ 1.5 million related to the May 2011 Bridge Notes and $0.3 million related to other financing arrangements.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions and our current senior lender. Since May 1, 2008, we have completed the following capital transactions:

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

•

On August 25, 2008, we completed a registered direct offering of common stock and warrants that yielded gross proceeds of $19.1 million. We issued 450,000 common shares in connection with the transaction. The net amount received by us from the transaction, after deducting placement agent fees and offering expenses, was $17.7 million. We allocated $7.3 million of the net amount received from the transaction to the warrants that are classified as derivative instruments.

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

•

On September 4, 2009, we completed a private placement offering of common stock and warrants that raised cumulative gross proceeds of $12.3 million from the sale of shares of our common stock. We issued 1,005,909 common shares in connection with the transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was $10.8 million.

•

On various dates from April 30, 2010 through July 26, 2010, we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering of common stock and warrants. We issued 986,452 common shares in connection with the transactions. The net amount received by us, after deducting placement agent fees and offering expenses, was $9.3 million.

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

•

On February 18, 2011, we completed a private placement of common stock and warrants pursuant to which we raised cumulative gross proceeds of $5.7 million. The net amount received by us, after deducting placement agent fees and offering expenses, was $5.1 million. We issued 1,518,737 common shares in connection with the transaction. Our senior lender participated in the private placement as an investor and subscribed for $2.0 million of common stock units. The senior lender paid the subscription price by the cancellation of $2.0 million of the outstanding borrowings under the LOC. In connection with the closing of the private placement, the remaining unused $2.5 million under the LOC was terminated.

•

On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•

During May 2011 and June 2011, we issued 399,416 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation we refer to as Term Note B.

•

During the period of June 15, 2011 through July 6, 2011, we received gross proceeds of $10.0 million from the sale of common stock and warrants to accredited investors in a private placement transaction. We issued 3,204,475 common shares in connection with the transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

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

•

During the period of October 17, 2011 through November 15, 2011, we received gross proceeds of $3.95 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.5 million.

•

On November 2, 2011, we paid our senior lender a fee of $0.2 million and issued a warrant to purchase up to 540,000 shares of our common stock in consideration for our senior lender’s agreement to further amend the maturity dates under the Senior Convertible Notes. All outstanding obligations under the Senior Convertible Notes were repaid in cash on December 21, 2011.

•

On December 21, 2011, we completed an underwritten public offering transaction (the “December 2011 Offering”) in which we received gross proceeds of $10.0 million from the sale and issuance of 10,526,315 shares of common stock. The investors also received warrants in connection with the transaction. The net amount received by us, after deducting underwriter discounts and transaction expenses, was $9.0 million.

•

On January 19, 2012, we received net proceeds of $0.2 million and issued 221,250 shares of common stock in connection with an over-allotment provision under the December 21, 2011 public offering transaction. The investors also received warrants in connection with the transaction.

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to as the Consent Fee Term Note.

•

On March 20, 2012 and March 21, 2012, we completed an underwritten public offering transaction in which we received total gross proceeds of $14.6 million from the sale and issuance of 17,200,000 shares of common stock to investors. The investors also received warrants in connection with the transaction. On March 21, 2012 and March 23, 2012, the underwriters also exercised part of their option associated with an over-allotment provision of the offering in which we issued an additional 1,625,000 shares of common stock and issued additional warrants in exchange for gross proceeds of $1.4 million. After factoring in applicable underwriter discounts and transaction costs, we expect the net proceeds from the March 2012 closings to be approximately $14.4 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending December 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of March 23, 2012, after factoring in the proceeds from the completion of the underwritten public offerings and repayment of $3.9 million of debt obligations that matured on March 20, 2012, consisted of cash and cash equivalents of $11.5 million.

Based on current projections and estimates, we do not believe our principal source of liquidity will be sufficient to fund our operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital, we will need to restructure our existing debt obligations and/or otherwise raise additional capital to be able to fund our operations and execute our business plan over this period. Although we have been successful in the past in restructuring our debt obligations and raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our business plans, operating activities and obligations through December 31, 2012. This need to restructure our debt obligations or otherwise raise additional capital in the coming months, combined with our recurring negative cash flows and other conditions, raises substantial doubt about our ability to continue as a going concern.

As of March 23, 2012, we had $6.3 million of outstanding debt obligations, consisting of (i) $1.1 million due under a promissory note we refer to as the Consent Fee Term Note that is payable on demand, (ii) $1.1 million related to a bank term loan that matures on April 3, 2012, (iii) $4.0 million due under the Unsecured “B” Convertible Notes that mature from October 17 through November 15, 2012, and (iv) $0.1 million due under other financing arrangements. We have received a non-binding commitment letter from the lender of the bank term loan that is set to mature on April 3, 2012 that, if completed, would extend the maturity date of that loan until April 2017.

The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to restructure our debt obligations and/or otherwise raise additional capital to sufficiently fund our working capital needs and repay our debt obligations as they mature would have a material adverse affect on our business and our ability to continue as a going concern.

In addition to our need to refinance, restructure and/or otherwise raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to acquire or complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of December 31, 2011 (see Notes 6, 8, 10 and 19 of the Notes to Consolidated Financial Statements).

	Payments due by Period
Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$8,112,664	$2,152,258	$4,499,034	$1,461,372	$—
Debt obligations—scheduled principal	12,527,397	12,489,237	30,006	8,154	—
Debt obligations—scheduled interest	851,246	846,746	4,000	500	—
Employment agreements(1)	5,642,945	5,308,835	334,110	—	—
Purchase obligations(2)	146,813,000	58,066,000	36,979,000	34,905,000	16,863,000
Facility exit obligations(3)	2,906,791	823,770	1,712,268	370,753	—

Total	$173,947,252	$78,863,076	$41,846,150	$36,375,026	$16,863,000

(1)	Includes agreements in place as of January 1, 2012 and consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by the Company and benefit continuation assuming a cost to the Company of 15% of base salaries. All agreements remain in place until terminated by either of the parties. For further information about the specific terms of the employment agreements with executive officers, see the text of the employment agreements, the filing dates of which are referenced as exhibits to this report.
(2)	Consists of our unconditional obligations to purchase solar cells from Asola and to provide our share of prepayments to Asola associated with a solar cell purchase arrangement (see Off Balance Sheet Disclosures below).
(3)	Consists of our remaining obligations under a facility operating lease in Lake Forest, California, that we subleased to an unrelated third party and which we no longer realize any economic benefit.

Royalties. Our ten year strategic alliance agreement with General Motors, which was comprised of several agreements and arrangements, ended in July 2011. Although the term of the alliance has expired, certain provisions under these agreements, subject to conditions and the alliance arrangement, provide future revenue sharing arrangements to General Motors for products sold using certain technologies developed under the alliance. Potential revenue sharing payments could equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. The agreements also contemplate a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. No royalty expense was incurred under the arrangement for any of the periods presented in the accompanying financial statements.

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with embedded features contained within certain of our debt instruments and warrant contracts. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.73 per share on December 31, 2011, the fair value of our derivative instruments would increase and a charge in the amount of $0.2 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at December 31, 2011	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value
Warrant contracts issued in October 2006	$882,000	$101,000	$983,000
Warrant contracts issued in August 2008	18,000	5,000	23,000
Warrant “B” contracts issued in February 2011	53,000	10,000	63,000
Warrant contracts issued on September 29, 2011	269,000	29,000	298,000
Warrant contracts issued on October 12, 2011	274,000	31,000	305,000

	$1,496,000	$176,000	$1,672,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On December 31, 2011, one euro was equal to 1.30 US Dollars and one Canadian dollar was equal to 0.98 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have a remaining commitment to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$146.8 million, based on the currency exchange rate at December 31, 2011; a 10% decline in the US Dollar against the euro could require us to pay an additional US$14.7 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of December 31, 2011, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the eight months ended December 31, 2011.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

The October 2006 Warrants, the August 2008 Warrants, and the warrants issued on September 29, 2011 and October 12, 2011, contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through December 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants to $0.95, the August 2008 Warrants to $38.60, and the warrants issued on September 29, 2011 to $0.95 per share, respectively. As of December 31, 2011, the August 2008 Warrants had been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 2,978,372 and 1,398,964, respectively, as of December 31, 2011. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, August 2009 Warrants, the September 2009 Warrants, the “B” warrants issued in February 2011, and the warrants issued on September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The information required by this item is contained in the consolidated financial statements listed in Item 15(a) of this Transition Report under the caption “Financial Statements” and appear beginning on page F-1 of this Transition Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer of our company have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of our assessment of and conclusion on the effectiveness of our internal controls over financial reporting included the internal controls of Schneider Power.

Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Independent Registered Public Accounting Firm’s Evaluation of Internal Controls as of December 31, 2011

Haskell & White LLP, our independent registered public accounting firm, audited the effectiveness of our internal controls over financial reporting and, based on that audit, issued their report that is included in Part II, Item 8 herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last two months of our eight month Transition Period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officer and Corporate Govenance.

Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com/code-of-ethics.

Item 11.	Executive Compensation.

The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and director Independence.

The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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

(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

3.1*	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto.

3.2*	Amended and Restated Bylaws of the Registrant.

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

4.2	Form of Form of Warrant issued by the Registrant to certain accredited investors on May 9, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

4.3	Form of Warrant issued by the Registrant to certain accredited investors on May 20, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

4.4	Form of Warrant issued by the Registrant to certain accredited investors on June 15, 2011 and June 21, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.5	Form of Retainer Warrant issued by the Registrant to its placement agent on June 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.6	Form of Concession Warrant issued by the Registrant to its placement agent on June 15, 2011 and June 21, 2011 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.7	Form of Warrant issued by the Registrant to certain accredited investors on July 6, 2011 (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

4.8	Form of Concession Warrant issued by the Registrant to its placement agent on July 6, 2011 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

4.9	Form of Warrant issued by the Registrant to certain accredited investors on August 23, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

4.10	Form of Convertible Promissory Note issued on September 29, 2011 and October 12, 2011 to certain accredited investors (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

4.11	Form of Warrant issued by the Registrant to certain accredited investors on September 29, 2011 and October 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

4.12	Form of Convertible Promissory Note issued to certain accredited investors during the period October 17, 2011 through October 21, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011).

4.13	Form of Warrant issued by the Registrant to certain accredited investors during the period October 17, 2011 through October 21, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011).

4.14	Form of Warrant issued to WB QT, LLC on November 2, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011).

4.15	Form of Convertible Promissory Note issued to certain accredited investors on November 15, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

4.16	Form of Warrant issued by the Registrant to certain accredited investors on November 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

4.17	Form of Warrant Agreement, dated December 21, 2011, between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

4.18	Form of “A” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.19	Form of “B” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.20	Form of Warrant issued by the Registrant to certain accredited investors on January 18, 2011 (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

4.21	Form of Warrant issued by the Registrant to WB QT, LLC on January 3, 2011 (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

4.22	Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

4.23	Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010).

4.24	Form of Concession Warrant, dated July 22, 2010, issued by the Registrant to its placement agent in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2010).

4.25	Form of Retainer Warrant issued by the Registrant to its placement agent in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010).

4.26	Form of Warrant issued to certain accredited investors on August 3, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 7, 2009).

4.27	Form of Warrant issued to certain accredited investors on September 4, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.28	Form of Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.29	Form of Retainer Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.30	Warrant, dated August 19, 2008, issued by Registrant to Capital Ventures International in a registered offering (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 21, 2008).

4.31	Form of “A” Warrant issued to certain accredited investors in a private placement transaction that as completed in June 2007 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.32	Form of “B” Warrant issued to certain accredited investors in a private placement transaction completed in June 2007 (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.33	Form of “A” Warrant issued to certain accredited investors in a private placement transaction completed in October 2006 (incorporated herein by reference to Exhibit 4.1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 27, 2006).

4.34	Consent Fee Promissory Note, dated November 24, 2009, issued by the Registrant to WB QT, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Amended Current Report on Form 8-K/A filed with the SEC on December 4, 2009).

10.1	Quantum Fuel Systems Technologies Worldwide, Inc. Amended 2002 Stock Incentive Plan and Form of Award Agreement (incorporated herein by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2005).

10.2	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-101668) filed with the SEC on December 5, 2002).

10.3	Amended and Restated Employment Agreement, dated May 1, 2006, by and between Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.22(a) of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 28, 2006).

10.4	Employment Agreement, dated January 10, 2006, between the Registrant and W. Brian Olson (incorporated herein by reference to Exhibit 10.23(a) of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 28, 2006).

10.5	Employment Agreement, dated May 1, 2006, by and between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.25(a) of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 28, 2006).

10.6	Employment Agreement, effective May 1, 2006, by and between the Registrant and Bradley J. Timon (incorporated herein by reference to Exhibit 10.62 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 filed with the SEC on July 28, 2006).

10.7	Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2005).

10.8	Form of Restricted Stock Award Agreement under the Quantum Fuel Systems Technologies Worldwide, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K that was filed with the SEC on May 5, 2005).

10.9	Credit Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 99 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2007).

10.10	Guaranty dated January 31, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report of Form 10-Q filed with the SEC on March 12, 2007).

10.11	Security Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report of Form 10-Q filed with the SEC on March 12, 2007).

10.12	Pledge Agreement dated January 31, 2007 (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report of Form 10-Q filed with the SEC on March 12, 2007).

10.13	First Amendment to Credit Agreement, dated September 13, 2007 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2007).

10.14	Second Amendment to Convertible Note Purchase Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.15	Convertible Note Purchase Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.16	Agreement, dated January 4, 2008, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.17	Second Amendment to Credit Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.18	First Amendment to Pledge Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.19	First Amendment to Security Agreement, dated November 6, 2007 (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.20	Purchase of Contract Rights Agreement, dated November 7, 2007, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2007).

10.21	Third Amendment to Credit Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.22	Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 99.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008).

10.23	Second Amendment to Security Agreement, dated January 16, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 11, 2008).

10.24	Lease Agreement, dated December 11, 2007, between the Registrant and Braden Court Associates (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with SEC on December 17, 2007).

10.25	Fourth Amendment to Credit Agreement, dated May 30, 2008, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2008).

10.26	Promissory Note, dated September 26, 2008, issued by asola Advanced and Automotive Solar Systems GmbH to Registrant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2008).

10.27	Lease Agreement, with an effective date of November 1, 2008, between the Registrant and Cartwright Real Estate Holdings, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008).

10.28	Fifth Amendment to Credit Agreement, dated March 12, 2009, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 12, 2009).

10.29	Lease Agreement, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on January 26, 2010).

10.30	First Lease Amendment, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on January 26, 2010).

10.31	Sixth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2009).

10.32	Seventh Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 14, 2009).

10.33	Agreement and Consent Dated November 24, 2009 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 27, 2009).

10.34	Eighth Amendment to Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 4, 2010).

10.35	Amendment to Convertible Note Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 4, 2010).

10.36	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2010).

10.37	Financial Representative Agreement, dated March 16, 2010, between Registrant and J.P. Turner & Co., L.L.C. (incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed on July 13, 2010.

10.38	Agreement, dated July 8, 2010, between Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K filed on July 13, 2010).

10.39	Subscription Agreement, dated July 26, 2010, between the Registrant and Osler, Hoskin & Harcourt LLP (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed on September 9, 2010).

10.40	Subscription Agreement, dated July 26, 2010, between the Registrant and Blue Ridge Consulting LLC (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed on September 9, 2010).

10.41	Form of Subscription Agreement between the Registrant and certain accredited investors in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010).

10.42	Form of Note and Warrant Purchase Agreement between the Registrant and certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

10.43	Form of Note issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

10.44†	Amended and Restated Supply Agreement, dated November 8, 2010, between the Registrant and Fisker Automotive, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).

10.45	Fisker Automotive’s General Terms and Conditions of Sale (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).

10.46	Ninth Amendment to Credit Agreement dated January 3, 2011 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.47	Non-Revolving Line of Credit Promissory Note dated January 3, 2011 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.48	Forbearance Agreement, dated January 3, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.49	Amendment to Convertible Notes Agreement, dated January 3, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

10.50	Form of Amendment to Bridge Note Agreement, dated January 18, 2011, between the Registrant and each of the holders of promissory notes dated October 13, 2010 and October 19, 2010 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011)

10.51†	Agreement in Support of Development, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.63 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.52	Access and Security Agreement, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.64 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.53	Form of Securities Purchase Agreement, dated February 16, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

10.54	Form of Registration Rights Agreement, dated February 16, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

10.55	Agreement, dated February 16, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.67 of the Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.56	Settlement Agreement with Mutual Releases, dated March 10, 2011 (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2011).

10.57	Sublease Agreement between the Registrant and On The Edge Marketing dated June 29, 2011 (incorporated herein by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

10.58	Form of Bridge Note and Warrant Purchase Agreement, dated May 9, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

10.59	Form of Promissory Note issued on May 9, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

10.60	Form of Bridge Note and Warrant Purchase Agreement, dated May 20, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.61	Form of Promissory Note issued on May 20, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.62	Form of Subscription Agreement, dated June 14, 2011 and June 21, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.63	Form of Registration Rights Agreement, dated June 15, 2011 and June 21, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.64	Form of Subscription Agreement, dated July 1, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 14, 2011).

10.65	Form of Registration Rights Agreement, dated July 6, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

10.66	Form of Bridge Note and Warrant Purchase Agreement, dated August 23, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.67	Form of Promissory Note issued by Registrant on August 23, 2011 to certain accredited investors (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.68	Agreement and Amendment, dated August 31, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.69	Purchase and Sale Agreement, dated August 24, 2011, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011).

10.70	Form of Subscription Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.71	Form of Registration Rights Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.72	Form of Subscription Agreement between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011).

10.73	Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

10.74	Agreement and Amendment, dated November 2, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011).

10.75	Form of Subscription Agreement, dated November 15, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

10.76	Agreement, dated November 29, 2011, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2011).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

23.1*	Consent of Haskell & White LLP

23.2*	Consent of Ernst & Young, LLP

24.1	Power of Attorney (included in signature page of this report)

31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

101*

The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the eight month transition period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	- Filed herewith
†	- Certain portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the eight month period then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the eight month period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of its operations and its cash flows for the eight month period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the eight month period ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant operating losses and used a significant amount of cash in operations during the eight months ended December 31, 2011. Further, the Company has a significant accumulated deficit and a working capital deficit as of December 31, 2011. These and other matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

HASKELL & WHITE LLP

Irvine, California

March 28, 2012

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

We did not audit or review the selected interim financial data for the eight month period ended December 31, 2010 contained in Note 20, “Comparative Prior Year Information,” and, accordingly, we do not express an opinion or any other form of assurance on that data.

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

/s/ Ernst & Young LLP

Orange County, California

July 1, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2010	April 30, 2011	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,026,882	$2,776,074	$3,798,181
Accounts receivable, net	2,833,137	5,765,926	7,446,063
Inventories, net	1,766,420	1,520,912	2,335,536
Prepaids and other current assets	927,920	713,716	1,706,670

Total current assets	9,554,359	10,776,628	15,286,450
Property and equipment, net	8,096,787	7,422,182	5,898,970
Investment in and advances to affiliates	6,971,944	7,041,522	5,495,343
Asset held for sale	2,089,947	—	—
Intangible asset, net	8,575,518	8,613,644	2,881,598
Goodwill	32,858,914	33,063,008	12,400,000
Prepayments to affiliate	3,971,600	4,440,600	3,887,040
Deposits and other assets	899,058	612,463	587,348

Total assets	$73,018,127	$71,970,047	$46,436,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,167,199	$6,259,098	$4,727,503
Accrued payroll obligations	1,353,709	1,300,647	1,106,657
Deferred revenue	200,562	359,031	1,186,417
Accrued warranties	89,754	47,653	317,954
Derivative instruments	12,547,000	4,322,000	953,000
Other accrued liabilities	1,853,468	2,094,786	1,692,668
Facility exit obligation, current portion	—	—	327,168
Debt obligations, current portion	519,243	18,530,762	8,689,380

Total current liabilities	20,730,935	32,913,977	19,000,747
Facility exit obligation, net of current portion	—	—	1,092,411
Debt obligations, net of current portion	21,133,928	203,318	38,160
Deferred income taxes	481,330	218,707	189,019
Derivative instruments	6,669,000	56,000	543,000
Commitments and contingencies (note 19)
Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for all periods presented	1,000	1,000	1,000
Common stock, $.02 par value; 19,900,000 shares authorized and 8,457,766 shares issued and outstanding at April 30, 2010; 19,900,000 shares authorized and 11,794,762 shares issued and outstanding at April 30, 2011; 49,900,000 shares authorized and 26,617,369 shares issued and outstanding at December 31, 2011	169,155	235,895	532,347
Additional paid-in-capital	395,709,444	420,907,771	447,618,780
Accumulated deficit	(372,016,566)	(383,046,971)	(421,544,251)
Accumulated other comprehensive income (loss)	(755,791)	480,350	(1,034,464)

Total stockholders’ equity	23,107,242	38,578,045	25,573,412
Noncontrolling interests	895,692	—	—

Total equity	24,002,934	38,578,045	25,573,412

Total liabilities and equity	$73,018,127	$71,970,047	$46,436,749

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,			Eight Months Ended December 31,
	2009	2010	2011	2011
Revenue:
Net product sales	$975,098	$1,450,459	$4,543,758	$15,051,727
Contract revenue	22,282,622	8,154,690	15,730,490	9,425,994

Total revenue	23,257,720	9,605,149	20,274,248	24,477,721
Costs and expenses:
Cost of product sales attributable to affiliate	—	—	78,416	2,272,139
Cost of product sales attributable to non-affiliates	2,288,237	1,573,380	3,614,410	8,485,052
Research and development	25,177,261	13,533,987	18,098,079	10,311,898
Selling, general and administrative	13,888,843	14,133,154	14,870,721	11,351,127
Amortization and impairment of long-lived assets	7,020,607	869,242	1,425,893	27,430,955

Total costs and expenses	48,374,948	30,109,763	38,087,519	59,851,171

Operating loss	(25,117,228)	(20,504,614)	(17,813,271)	(35,373,450)
Interest expense, net	(3,690,855)	(2,415,082)	(3,367,610)	(4,298,489)
Fair value adjustments of derivative instruments, net	27,693,000	(10,574,000)	13,214,000	4,610,000
Loss on modification of debt and derivative instruments, net	(23,834,000)	(14,686,955)	(1,513,359)	(2,559,583)
Gain (loss) on settlement of debt and derivative instruments, net	(4,294,000)	822,239	(1,493,577)	220,226
Equity in earnings (losses) of affiliates, net	(733,000)	1,089,000	(314,301)	(1,110,702)
Other income (expense)	1,985,031	(18,691)	17,212	—

Loss from operations before income taxes	(27,991,052)	(46,288,103)	(11,270,906)	(38,511,998)
Income tax benefit (expense)	(1,600)	(6,224)	240,501	14,718

Net loss attributable to stockholders	$(27,992,652)	$(46,294,327)	$(11,030,405)	$(38,497,280)

Per share data - Net loss:
Basic & diluted	$(6.08)	$(7.17)	$(1.14)	$(2.47)
Weighted average shares outstanding:
Basic & diluted	4,600,666	6,459,899	9,700,395	15,577,364

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Non controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Equity	Income (loss)
Balance at April 30, 2008	49,998	$1,000	3,898,620	$77,972	$299,436,962	$(297,729,587)	$—	$—	$1,786,347
Share-based compensation on stock option and restricted stock awards	—	—	(1,000)	(20)	1,944,244	—	—	—	1,944,224
Issuance of common stock to investor	—	—	450,000	9,000	10,414,971	—	—	—	10,423,971
Issuance of common stock in satisfaction of debt principal conversions	—	—	377,778	7,556	10,192,444	—	—	—	10,200,000
Issuance of common stock in satisfaction of Make-Whole Amount provision associated with debt principal conversions	—	—	136,000	2,720	8,601,280	—	—	—	8,604,000
Warrant exercises	—	—	20,000	400	931,600	—	—	—	932,000
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(765,586)	—	(765,586)	$(765,586)
Net loss	—	—	—	—	—	(27,992,652)	—	—	(27,992,652)	(27,992,652)

Comprehensive loss attributable to stockholders	—	—	—	—	—	—	—	—	—	$(28,758,238)

Balance at April 30, 2009	49,998	$1,000	4,881,398	$97,628	$331,521,501	$(325,722,239)	$(765,586)	$—	$5,132,304
Share-based compensation on stock option and restricted stock awards	—	—	1,250	25	925,036	—	—	—	925,061
Issuance of common stock to investors	—	—	1,334,999	26,700	12,363,550	—	—	—	12,390,250
Issuance of common stock and warrants in connection with acquisition of Schneider Power, Inc.	—	—	840,551	16,811	11,919,909	—	—	—	11,936,720
Noncontrolling interests associated with acquisition of Schneider Power, Inc.	—	—	—	—	—	—	—	897,881	897,881
Issuance of common stock in satisfaction of debt and derivatives	—	—	1,344,396	26,888	30,116,551	—	—	—	30,143,439
Issuance of common stock from cashless warrant exercises	—	—	54,922	1,098	1,559,902	—	—	—	1,561,000
Option exercise	—	—	250	5	3,995	—	—	—	4,000
Reclass of derivative instruments from liabilities to equity	—	—	—	—	7,299,000	—	—	—	7,299,000
Comprehensive loss:						—	—	—
Foreign currency translation	—	—	—	—	—	—	9,795	(2,189)	7,606	$7,606
Net loss	—	—	—	—	—	(46,294,327)	—	—	(46,294,327)	(46,294,327)

Total comprehensive loss										(46,286,721)
Backout: comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	2,189

Comprehensive loss attributable to stockholders	—	—	—	—	—	—	—	—	—	$(46,284,532)

Balance at April 30, 2010	49,998	$1,000	8,457,766	$169,155	$395,709,444	$(372,016,566)	$(755,791)	$895,692	$24,002,934

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Non controlling	Total	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Equity	Income (loss)
Share-based compensation on stock option and restricted stock awards	—	—	96,929	1,938	1,178,374	—	—	—	1,180,312
Issuance of common stock to investors	—	—	1,781,330	35,627	10,852,342	—	—	—	10,887,969
Issuance of common stock in satisfaction of legal settlement	—	—	108,000	2,160	467,640	—	—	—	469,800
Issuance of common stock in satisfaction of debt and derivatives	—	—	1,212,283	24,246	6,738,554	—	—	—	6,762,800
Issuance of common stock and warrants in connection with modifications to debt	—	—	83,000	1,660	5,362,526	—	—	—	5,364,186
Issuance of common stock for legal and consulting services	—	—	55,454	1,109	598,891	—	—	—	600,000
Distributions to noncontrolling interests associated with Schneider Power, inc.	—	—	—	—	—	—	—	(899,370)	(899,370)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	1,236,141	3,678	1,239,819	$1,239,819
Net loss	—	—	—	—	—	(11,030,405)	—	—	(11,030,405)	(11,030,405)

Total comprehensive loss										(9,790,586)
Backout: comprehensive gain attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,678)

Comprehensive loss attributable to stockholders	—	—	—	—	—	—	—	—	—	$(9,794,264)

Balance at April 30, 2011	49,998	$1,000	11,794,762	$235,895	$420,907,771	$(383,046,971)	$480,350	$—	$38,578,045
Share-based compensation on stock option and restricted stock awards	—	—	—	—	696,003	—	—	—	696,003
Issuance of common stock to investors	—	—	13,730,790	274,616	17,484,257	—	—	—	17,758,873
Issuance of common stock and warrants in connection with modifications to debt	—	—	500,000	10,000	2,200,000	—	—	—	2,210,000
Issuance of common stock in satisfaction of debt principal	—	—	399,416	7,988	1,842,470	—	—	—	1,850,458
Issuance of common stock in exchange for professional services	—	—	20,000	400	(400)	—	—	—	—
Issuance of common stock in connection with warrant exercises	—	—	172,401	3,448	887,552	—	—	—	891,000
Issuance of warrants in connection with debt issuances	—	—	—	—	1,597,401	—	—	—	1,597,401
Recognition of beneficial conversion feature in connection with debt issuances	—	—	—	—	2,032,726	—	—	—	2,032,726
Reclassification of financial instrument from equity to debt	—	—	—	—	(29,000)	—	—	—	(29,000)
Comprehensive loss:									—
Foreign currency translation	—	—	—	—	—	—	(1,514,814)	—	(1,514,814)	$(1,514,814)
Net loss	—	—	—	—	—	(38,497,280)	—	—	(38,497,280)	(38,497,280)

Comprehensive loss attributable to stockholders										$(40,012,094)

Balance at December 31, 2011	49,998	$1,000	26,617,369	$532,347	$447,618,780	$(421,544,251)	$(1,034,464)	$—	$25,573,412

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,			Eight Months Ended December 31,
	2009	2010	2011	2011
Cash flows from operating activities:
Net loss	$(27,992,652)	$(46,294,327)	$(11,030,405)	$(38,497,280)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment	1,819,469	1,268,492	1,277,335	832,691
Amortization and impairment of long-lived assets	7,020,607	869,242	1,425,893	27,430,955
Share-based compensation charges	1,944,224	925,061	1,180,312	696,003
Fair value adjustments of derivative instruments	(27,693,000)	10,574,000	(13,214,000)	(4,610,000)
Loss on modification of debt and derivative instruments	23,834,000	14,686,955	1,513,359	2,559,583
Loss or gain on settlement of debt and derivative instruments	4,294,000	(822,239)	1,493,577	(220,226)
Provision for inventory obsolesence	1,294,945	618,357	154,879	30,000
Interest on debt obligations	1,159,793	1,497,294	2,569,564	3,606,001
Equity in earnings or losses of affiliates	733,000	(1,089,000)	314,301	1,110,702
Facility exit obligation charges	—	—	—	1,848,520
Other non-cash items	(12,686)	—	(389,749)	(102,564)
Changes in operating assets and liabilities:
Accounts receivable	4,342,833	2,532,202	(2,928,490)	(1,683,862)
Prepayments to affiliates	(4,657,850)	—	—	—
Inventories	1,634,572	666,176	90,629	(844,624)
Other assets	162,651	439,638	851,700	(819,113)
Accounts payable	63,928	(90,570)	2,731,753	(1,336,522)
Deferred revenue and other accrued liabilities	(4,826,510)	(516,866)	383,890	498,679

Net cash used in operating activities	(16,878,676)	(14,735,585)	(13,575,452)	(9,501,057)

Cash flows from investing activities:
Purchases and development of property and equipment	(4,820,315)	(445,821)	(1,751,582)	(1,081,067)
Proceeds from sale of asset held for sale	—	—	2,093,737	—
Loan provided to Schneider Power, Inc. prior to close of acquisition	—	(600,000)	—	—
Cash acquired upon close of acquisition of Schneider Power, Inc.	—	596,053	—	—
Payments to non-controlling interests	—	—	(897,316)	—
Investment in and advances to affiliate	(4,863,000)	(165,000)	(34,664)	—
Other	(55,462)	—	—	—

Net cash used in investing activities	(9,738,777)	(614,768)	(589,825)	(1,081,067)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	17,713,971	13,785,250	11,434,963	17,758,873
Proceeds from exercise of warrants and options	600,000	4,000	—	—
Borrowings on term notes, net of issuance costs	7,500,000	3,000,000	3,378,601	9,207,926
Borrowings on non-revolving line of credit	—	—	2,500,000	—
Borrowings on capital leases and other financing	114,776	21,610	304,706	31,859
Payments on term notes	(2,400,000)	(2,816)	(4,114,074)	(14,673,376)
Payments on non-revolving line of credit	—	—	(500,000)	—
Payments on facility exit obligations, net	—	—	—	(428,941)
Payments on capital leases and other financing	(313,794)	(50,658)	(152,718)	(262,882)

Net cash provided by financing activities	23,214,953	16,757,386	12,851,478	11,633,459

Net effect of exchange rate changes on cash	—	(1,366)	62,991	(29,228)
Net increase (decrease) in cash and cash equivalents	(3,402,500)	1,405,667	(1,250,808)	1,022,107
Cash and cash equivalents at beginning of year	6,023,715	2,621,215	4,026,882	2,776,074

Cash and cash equivalents at end of year	$2,621,215	$4,026,882	$2,776,074	$3,798,181

Continued on following page

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended April 30,			Eight Months Ended December 31,
	2009	2010	2011	2011
Supplemental schedule of non-cash investing and financing activities of continuing operations:
Exercise of warrants classified as derivative instruments:
Decrease in derivative instruments associated with warrants	$480,000	$1,597,000	$—	$1,075,000
Increase in common stock and additional paid-in-capital	(480,000)	(1,561,000)	—	(891,000)
Decrease in accumulated deficit	—	(36,000)	—	(184,000)
Record initial value of embedded derivative instruments associated with debt and warrant issuances:
Increase in long-term debt	—	(2,251,000)	—	—
Increase in derivative instrument liability	—	(1,240,000)	(1,011,000)	—
Decrease in additional paid-in-capital	—	—	642,000	—
Increase in accumulated deficit	—	3,491,000	369,000	—
Conversion of debt to equity:
Decrease in debt principal and interest	10,200,000	20,486,458	5,750,000	1,808,684
Decrease in debt discount	—	(79,780)	—	—
Decrease in derivative instruments associated with debt obligations	4,162,000	10,523,000	—	—
Increase (decrease) in accumulated deficit	4,442,000	(786,239)	(80,234)	41,774
Increase in common stock and additional paid-in-capital	(18,804,000)	(30,143,439)	(5,669,766)	(1,850,458)
Issuance of common shares and warrants in connection with debt modifications:
Increase in prepaids and other current assets	—	—	—	570,000
Increase in accumulated deficit	—	—	—	1,640,000
Increase in common stock and additional paid-in-capital	—	—	—	(2,210,000)
Recognition of derivative liabilities in connection with debt modifications:
Increase in accumulated deficit	—	—	—	919,583
Decrease in debt obligations	—	—	—	238,417
Increase in derivative liabilities	—	—	—	(1,158,000)
Settlement of legal reserve through issuance of stock:
Reduction in other accrued liabilities	—	—	550,000	—
Decrease in accumulated deficit	—	—	(80,200)	—
Increase in common stock and additional paid-in-capital	—	—	(469,800)	—
Reclass of derivative instruments between liability and equity presentation:
Decrease (increase) in derivative instrument liability	—	7,299,000	—	(29,000)
Decrease (increase) in additional paid-in-capital	—	(7,299,000)	—	29,000
Acquisition of Schneider Power, Inc.:
Fair value of tangible assets acquired	—	5,942,254	—	—
Goodwill and intangibles	—	11,077,925	—	—
Fair value of liabilities assumed	—	(4,185,578)	—	—
Noncontrolling interests	—	(897,881)	—	—
Increase in common stock and additional paid-in-capital	—	(11,936,720)	—	—
Supplemental disclosure information of continuing operations:
Cash paid during the year for:
Interest	$(2,740,729)	$(609,292)	$(1,059,801)	$(878,494)
Income taxes	(1,600)	(3,125)	(7,768)	(15,240)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a fully integrated alternative energy company—a leader in the development and production of natural gas, fuel cell and other advanced clean propulsion systems and renewable energy generation systems and services.

We believe that we are uniquely positioned to integrate advanced fuel and electric drive systems, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, natural gas, plug-in hybrid electric, electric, fuel cell and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration.

We provide powertrain design and engineering, system integration, manufacturing and assembly of components and packaged systems for natural gas, electric, hybrid-electric, plug-in hybrid-electric, range extended plug-in electric and hydrogen vehicles, including refueling and recharging stations and systems. We are also an independent power producer and developer of renewable energy projects and provider of related services.

Our portfolio of technologies and products include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, proprietary vehicle control systems and software, fuel storage and fuel delivery products and control systems for use in natural gas, hybrid, fuel cell, and other alternative fuel vehicles. Our proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drive-train technologies and systems. We also design and manufacture computerized controls, regulators and automatic shut-off equipment, lightweight, high-pressure hydrogen and natural gas storage tanks using advanced composite technology and hydrogen refueling systems capable of storage at up to 10,000 psi.

Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

We were incorporated in the state of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc. and became a publicly traded company on July 23, 2002.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

On April 16, 2010, we completed the acquisition of Schneider Power, an alternative energy company with a portfolio of clean electricity generation development projects and land positions in prospective wind and solar power areas in North America and the Caribbean.

Quantum Solar was established with the intent to develop a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, asola Advanced and Automotive Solar Systems GmbH (Asola). Manufacturing operations have not commenced for Quantum Solar.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010 we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. Our equity ownership in Fisker Automotive is currently less than 1% and we currently account for our investment in Fisker Automotive under the cost method of accounting. See Note 6 for further discussion of these businesses.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the historical amounts to conform to the presentation of the amounts for the eight month transition period ended December 31, 2011.

In preparing the consolidated financial statements, we have evaluated subsequent events. For purposes of these consolidated financial statements, subsequent events are those events that occurred after the most recent balance sheet date presented but before the consolidated financial statements are issued or available to be issued.

Change in Fiscal Year

On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change was effective as of December 31, 2011. We are filing the accompanying consolidated financial statements in connection with a transition report filed with the Securities and Exchange Commission (SEC) which covers the eight month period beginning May 1, 2011 and ending December 31, 2011 (the “Transition Period”) and the historical activities of the years ended April 30, 2009, 2010 and 2011. Our next fiscal year will cover the period from January 1, 2012 through December 31, 2012.

Reverse Stock Split

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 20 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 400,000,000 to 20,000,000. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split.

Increase in Authorized Shares

At the Special Meetings of Stockholders held on May 10, 2011 and February 14, 2012, our stockholders authorized increases in the number of authorized shares of common stock from 20,000,000 to 50,000,000 and from 50,000,000 to 150,000,000, respectively, of which 100,000 shares are designated as Series B common stock.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions and our current senior lender. Since May 1, 2008, we have completed the following capital transactions:

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

•

On August 25, 2008, we completed a registered direct offering of common stock and warrants that yielded gross proceeds of $19.1 million. We issued 450,000 common shares in connection with the transaction. The net amount

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received by us from the transaction, after deducting placement agent fees and offering expenses, was $17.7 million. We allocated $7.3 million of the net amount received from the transaction to the warrants that are classified as derivative instruments.

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

•

On September 4, 2009, we completed a private placement offering of common stock and warrants that raised cumulative gross proceeds of $12.3 million from the sale of shares of our common stock. We issued 1,005,909 common shares in connection with the transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was $10.8 million.

•

On various dates from April 30, 2010 through July 26, 2010, we raised cumulative gross proceeds of $10.9 million in connection with a private placement offering of common stock and warrants. We issued 986,452 common shares in connection with the transactions. The net amount received by us, after deducting placement agent fees and offering expenses, was $9.3 million.

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

•

On February 18, 2011, we completed a private placement of common stock and warrants pursuant to which we raised cumulative gross proceeds of $5.7 million. The net amount received by us, after deducting placement agent fees and offering expenses, was $5.1 million. We issued 1,518,737 common shares in connection with the transaction. Our senior lender participated in the private placement as an investor and subscribed for $2.0 million of common stock units. The senior lender paid the subscription price by the cancellation of $2.0 million of the outstanding borrowings under the LOC. In connection with the closing of the private placement, the remaining unused $2.5 million under the LOC was terminated.

•

On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•

During May 2011 and June 2011, we issued 399,416 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation we refer to as Term Note B.

•

During the period of June 15, 2011 through July 6, 2011, we received gross proceeds of $10.0 million from the sale of common stock and warrants to accredited investors in a private placement transaction. We issued 3,204,475 common shares in connection with the transaction. The net amount received by us, after deducting placement agent fees and offering expenses, was approximately $8.8 million.

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

•

During the period of October 17, 2011 through November 15, 2011, we received gross proceeds of $3.95 million from the sale of 10% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.5 million.

•

On November 2, 2011, we paid our senior lender a fee of $0.2 million and issued a warrant to purchase up to 540,000 shares of our common stock in consideration for our senior lender’s agreement to further amend the maturity dates under the Senior Convertible Notes. All outstanding obligations under the Senior Convertible Notes were repaid in cash on December 21, 2011.

•

On December 21, 2011, we completed an underwritten public offering transaction (the “December 2011 Offering”) in which we received gross proceeds of $10.0 million from the sale and issuance of 10,526,315 shares of common stock. The investors also received warrants in connection with the transaction. The net amount received by us, after deducting underwriter discounts and transaction expenses, was $9.0 million.

•

On January 19, 2012, we received net proceeds of $0.2 million and issued 221,250 shares of common stock in connection with an over-allotment provision under the December 21, 2011 public offering transaction. The investors also received warrants in connection with the transaction.

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to as the Consent Fee Term Note.

•

On March 20, 2012 and March 21, 2012, we completed an underwritten public offering transaction in which we received total gross proceeds of $14.6 million from the sale and issuance of 17,200,000 shares of common stock to investors. The investors also received warrants in connection with the transaction. On March 21, 2012 and March 23, 2012, the underwriters also exercised part of their option associated with an over-allotment provision of the offering in which we issued an additional 1,625,000 shares of common stock and issued additional warrants in exchange for gross proceeds of $1.4 million. After factoring in applicable underwriter discounts and transaction costs, we expect the net proceeds from the March 2012 closings to be approximately $14.4 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time which we define as the twelve month period ending December 31, 2012. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal source of liquidity as of March 23, 2012, after factoring in the proceeds from the completion of the underwritten public offerings and repayment of $3.9 million of debt obligations that matured on March 20, 2012, consisted of cash and cash equivalents of $11.5 million.

Based on current projections and estimates, we do not believe our principal source of liquidity will be sufficient to fund our operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital, we will need to restructure our existing debt obligations and/or otherwise raise additional capital to be able to fund our operations and execute our business plan over this period. Although we have been successful in the past in restructuring our debt obligations and raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our business plans, operating activities and obligations through December 31, 2012. This need to restructure our debt obligations or otherwise raise additional capital in the coming months, combined with our recurring negative cash flows and other conditions, raises substantial doubt about our ability to continue as a going concern.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 23, 2012, we had $6.3 million of outstanding debt obligations, consisting of (i) $1.1 million due under a promissory note we refer to as the Consent Fee Term Note that is payable on demand, (ii) $1.1 million related to a bank term loan that matures on April 3, 2012, (iii) $4.0 million due under the Unsecured “B” Convertible Notes that mature from October 17 through November 15, 2012, and (iv) $0.1 million due under other financing arrangements. We have received a non-binding commitment letter from the lender of the bank term loan that is set to mature on April 3, 2012 that, if completed, would extend the maturity date of that loan until April 2017.

The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to restructure our debt obligations and/or otherwise raise additional capital to sufficiently fund our working capital needs and repay our debt obligations as they mature would have a material adverse affect on our business and our ability to continue as a going concern.

In addition to our need to refinance, restructure and/or otherwise raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to acquire or complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through December 31, 2012, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

Foreign Currency Translations

The books and records of our wholly-owned subsidiary, Schneider Power, and our affiliate, Asola, are maintained in functional currencies that differ from the United States (U.S.) dollar functional currency that is reported in the accompanying consolidated financial statements. Schneider Power’s functional currency is the Canadian dollar and Asola’s functional currency is the Euro.

Schneider Power’s assets and liabilities and our investments in and advances to Asola are translated at rates of exchange in effect at the end of the reporting period. Schneider Power’s revenues and expenses and our equity in earnings or losses of Asola are translated at the average rates of exchange for the period. Foreign currency translation gains or losses are accumulated within other comprehensive income or loss as a separate component of stockholders’ equity.

Foreign currency gains and losses (transactions denominated in a currency other than Schneider Power’s local currency) are included in selling, general and administrative expenses.

Revenue Recognition

We generally manufacture products based on specific orders from customers. Revenue is recognized when the earnings process is complete and collectability is reasonably assured, which for product sales is generally upon shipment from our warehouse or shipment from warehouses of certain component suppliers that we have contractual relationships with. We include the costs of shipping and handling, when incurred, in cost of goods sold.

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

Goodwill represents the excess of purchase price over the fair value of net assets acquired in acquisitions and is allocated to our business segments. Goodwill is not amortized and is assessed annually for impairment or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We expect to perform future goodwill assessments as of October 1 each year.

We amortize specifically identified intangible assets using the straight-line method over the estimated useful lives of the assets. Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment (significant decrease in market value of an asset, adverse change in business climate, current expectation to dispose before end of estimated useful life, significant change in extent or manner in which the asset is used or significant physical change to the asset) is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Warranty Costs

We follow the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranties are provided with terms similar to those offered by the OEM to its customers, which generally ranges from one to five years. Estimates are based primarily on future expectations.

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

Certain derivative instruments are presented as current liabilities on the consolidated balance sheet if (i): the terms allow the holder to convert debt principal or demand principal repayments associated with derivative instruments within twelve months of the balance sheet date or (ii) in the case of warrants, certain contractual provisions under the warrant contracts could require immediate cash payment due to events that are outside of our control. These types of derivative instruments are similar in nature to demand obligations because the settlement of the obligations could require cash payment within the current operating cycle. For those financial instruments that do not allow for cash settlement under any circumstances but are accounted for as derivatives under GAAP are presented as non-current liabilities.

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

Share-Based Compensation

We account for share-based compensation expense by recognizing the estimated fair value of stock options and similar equity instruments issued to our employees on a straight-line basis over the requisite vesting period as an expense, reduced for estimated forfeitures.

Segment Information

We classify our continuing business operations into three segments: Fuel Systems, Renewable Energy and Corporate (see Note 17).

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income or loss attributable to stockholders, as these amounts are recorded directly as an adjustment to stockholders’ equity. The change in our accumulated other comprehensive income (loss) for the periods presented is primarily associated with currency translation gains or losses.

Interest Expense

We recognize the amortization of deferred loan origination costs as interest expense under the effective interest method over the life of the arrangement.

Financial Instruments, Hedging Derivatives, and Concentration of Credit Risk

Financial instruments that we enter into consist principally of cash equivalents, trade receivables and payables, stock options and warrants, and debt obligations.

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

We conduct a major portion of our business with a limited number of customers. Fisker Automotive and General Motors (including subsidiaries of General Motors) represent a significant portion of our outstanding accounts receivable as of December 31, 2011. A single senior secured lender, WB QT, LLC, or affiliates of the senior secured lender (the “senior lender”), have principally held the majority of our debt obligations in recent years. See further discussion of accounts receivable and debt obligations at Notes 4 and 10, respectively.

Fair Values Measurements

We determine fair values of our assets and liabilities in accordance with the fair value measurements method under GAAP. We elected not to adopt the fair value option for any of our financial assets or liabilities that were not already

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for under the fair value method prior to the adoption of the fair value measurements method. Based on certain qualifying events, we may elect to adopt the fair value option in the future for certain financial assets and liabilities. See further discussion of fair value measurements in Note 11.

Recent Accounting Pronouncements Issued

In September 2011, the Financial Accounting Standards Board (FASB) adopted Accounting Standards Update (ASU) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” ASU 2011-08 simplifies how entities test goodwill for impairment. Under the revised standard, an entity is no longer required to calculate fair value of a reporting unit unless the entity determines, based on qualitative factors to determine whether the existence of events or circumstances leads to a determination, that it is more likely than not that its fair value is less than the carrying amount. We do not expect the adoption of the revised standard, as required, on January 1, 2012, to have an effect on our consolidated results of operations and financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the consolidated financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The standard is effective for us beginning with our quarterly report for the period ending March 31, 2012. We expect the adoption of this standard will have an impact on our financial statement presentation and disclosures.

3. Acquisition of Schneider Power, Inc.

On April 16, 2010 we completed our acquisition of Toronto, Ontario, Canada-based Schneider Power, Inc. (Schneider Power) under the terms of a definitive Arrangement Agreement executed on November 24, 2009 (the “Arrangement Agreement”) pursuant to which we acquired all of the outstanding shares of Schneider Power in a stock-for-stock exchange. Effective upon the closing of the Arrangement Agreement, we now operate Schneider Power as a wholly-owned subsidiary. Schneider Power is a renewable energy company that develops and constructs electricity generation facilities. Schneider Power also owns and operates a wind farm in Ontario, Canada and has a significant portfolio of renewable wind and solar energy projects in North America and the Caribbean in various stages of development. We report the operations of Schneider Power in the Renewable Energy business segment (see Note 17).

In connection with the closing of the Arrangement Agreement, we issued a total of 840,551 shares of our common stock to Schneider Power shareholders (representing 0.01195 of a Quantum common share for each Schneider Power common share outstanding), which included 10,549 shares issued to holders of Schneider Power in-the-money compensatory stock options at the time of closing. All outstanding Schneider Power stock options and Schneider Power warrants were cancelled effective upon the closing of the transaction. We provided the former Schneider Power warrant holders with Quantum replacement warrants that allowed these warrant holders to purchase up to 102,822 shares of our common stock at exercise prices ranging from $9.60 to $48.20 per share which expired without being exercised through May 13, 2011. The closing of the Arrangement Agreement was accounted for as an acquisition of Schneider Power by Quantum. The shares issued in connection with the Arrangement Agreement represented approximately 10% of our total shares outstanding on a post-transaction basis. Pursuant to the terms of the Arrangement Agreement, we appointed an individual nominated by Schneider Power to fill a vacancy on our Board of Directors.

Consideration and Measurement of Goodwill

The total fair value of the consideration provided by us on the closing date was $11.9 million and there is no further contingent consideration of other adjustments contemplated per the terms of the definitive business combination agreement. The fair value of the shares issued in connection with the acquisition was determined based on the closing share price of our common stock ($14.00 on April 16, 2010) on the date the transaction was completed. The fair value of the replacement warrants issued to former Schneider Power warrant holders was based on option-pricing mathematical formulas generally referred to as “Black-Scholes” option-pricing models.

We identified $9.4 million of tangible and intangible assets at fair value as of the date of the closing, which was net of the fair value of liabilities assumed and non-controlling interests. As a result, we initially ascribed $2.5 million of the consideration related to the transaction as goodwill in the Renewable Energy business segment (see Note 17). On October 31, 2011, we recognized total impairment charges of $7.5 million related to Schneider Power that are more fully described in Note 7, of which $5.0 million related to the intangible asset and $2.5 million related to the goodwill that was initially ascribed.

The components of the consideration paid were as follows:

Components of Consideration:
Quantum common shares issued and exchanged for Schneider Power common shares	$11,620,031
Quantum common shares issued to former Schneider Power option holders	147,689
Quantum warrants issued to former Schneider Power warrant holders	169,000

Total consideration	$11,936,720

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the net assets acquired is as follows:

Fair Value of Business Acquired:
Tangible assets acquired at fair value:
Cash and cash equivalents	$596,053
Accounts receivable	45,373
Prepaids and other current assets	608,060
Deposits and other assets	684,882
Property and equipment	1,912,829
Asset held for sale	2,095,057

Total tangible assets acquired	5,942,254
Intangible assets acquired at fair value:
Renewable energy project assets	8,613,000
Goodwill ascribed to transaction	2,524,818

Total assets acquired	17,080,072

Liabilities assumed at fair value:
Accounts payable	(1,273,568)
Accrued payroll obligations	(198,252)
Loan payable to Quantum	(624,510)
Other accrued liabilities	(357,529)
Long-term debt	(1,311,064)
Deferred income taxes	(480,548)

Total liabilities assumed	(4,245,471)
Non-controlling interests in Schneider Power at fair value	(897,881)

Total liabilities assumed and non-controlling interests	(5,143,352)

Net assets acquired	$11,936,720

Pro Forma Data

The operating results of Schneider Power have been included in our consolidated financial statements from the date of the acquisition. The pro forma financial data set forth below gives effect to our acquisition of Schneider Power as if the acquisition had been completed on May 1, 2008. The pro forma financial data includes adjustments to reflect an increase in operating expenses associated with intangible asset amortization (resulting from the identification of renewable energy project intangible assets in connection with the acquisition that were not previously recorded) and an increase in the number of shares used in per share calculation as a result of shares issued in connection with the transaction. The pro forma financial data excludes those adjustments made to the book value of Schneider Power’s tangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

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

The pro forma financial information is for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the transaction occurred on May 1, 2008. Included in the as reported and pro forma results for the year ended April 30, 2010 were non-recurring expenses related to the acquisition of $0.7 million and $1.4 million, respectively. The acquisition costs are reported in selling, general and administrative costs in the accompanying consolidated statement of operations.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Grand Valley

Included in the Schneider Power assets acquired was $2.1 million as of April 16, 2010 and April 30, 2010 related to a renewable energy project asset that we had classified as held for sale. This asset represented the fair value of Schneider Power’s investment in a wind farm project that is under development and that we refer to as the Grand Valley wind farm. We had recorded the asset at its fair value, less estimated cost to sell. As of the closing date of the Arrangement Agreement, management of Schneider Power had committed to a plan to sell the asset and the asset was available for immediate sale in its present condition subject only to terms that are usual and customary for this type of sale. Actions to locate a buyer as of the acquisition date had been initiated and the sale of the asset was considered probable within twelve months.

During the year ended April 30, 2011, Schneider Power executed an arrangement with a non-affiliated third party for the sale of the Grand Valley wind farm asset for $2.1 million in cash. On February 1, 2011, we received the balance of the cash consideration and completed the sale of the asset. In connection with the sales transaction, we distributed $0.9 million in cash to the minority interest partners associated with the asset. There was no residual gain or loss to be recognized on the disposal of the asset.

4. Accounts Receivable

Net accounts receivable from non-affiliates consist of the following:

	April 30, 2010	April 30, 2011	December 31, 2011
Customer accounts billed	$1,189,097	$3,723,224	$6,441,695
Customer accounts unbilled	1,716,149	2,219,453	1,277,526
Allowance for doubtful accounts	(72,109)	(176,751)	(273,158)

Accounts receivable, net	$2,833,137	$5,765,926	$7,446,063

We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

5. Inventories

Inventories consist of the following:

	April 30, 2010	April 30, 2011	December 31, 2011
Materials and parts	$3,670,420	$3,669,267	$4,594,694
Work-in-process	72,757	22,972	25,164
Finished goods	904,494	870,061	725,793

	4,647,671	4,562,300	5,345,651
Less: provision for obsolescence	(2,881,251)	(3,041,388)	(3,010,115)

Inventories, net	$1,766,420	$1,520,912	$2,335,536

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We accounted for our investment in Fisker Automotive under the equity method of accounting from the date of our initial ownership interest through July 31, 2010. Thereafter, we changed the method of accounting to the cost method as a result of changes in the composition of the Fisker Automotive board of directors and the dilution of our equity interest since the initial formation of the venture such that we no longer were considered to have significant influence over Fisker Automotive; however, under both of these methodologies, our investment in Fisker Automotive has been carried at zero for all periods presented.

During calendar 2011, we shipped production level component parts and continued to provide engineering services to support the launch of the Karma production vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum under the equity method of accounting. The components of investment in and advances to affiliates is as follows:

	April 30, 2010	April 30, 2011	December 31, 2011
Quantum Affiliates:
Asola	$6,806,944	$6,959,823	$5,491,918
PCD	165,000	78,181	—
Shigan-Quantum	—	3,518	3,425

Investment in and advances to affiliates	$6,971,944	$7,041,522	$5,495,343

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined under GAAP.

Pursuant to the terms of a Binding Letter of Intent dated May 11, 2007, which was the basis for our acquisition of the 24.9% interest in Asola, we were granted an option for a period of two years following the closing date of our acquisition of the 24.9% interest to increase our ownership in Asola by an additional 7.76%, to 32.66%, in exchange for 100,000 euro. On December 28, 2009, we provided Asola with written notice that we were exercising the option. Subsequently, we commenced negotiations with Asola’s majority owner, ConSolTec GmbH (ConSolTec), regarding our acquisition of a majority interest in Asola. During the pendency of such negotiations, we agreed to forgo closing on the option exercise and reserved our right to withdraw the option exercise. The negotiations culminated in the execution of a non-binding letter of intent, which set forth the terms by which we would acquire a majority interest in Asola (Asola LOI). The Asola LOI, as amended, expired in June 2011, however, we continue to explore options to expand our strategic alliance with Asola.

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS) in exchange for a cash payment of 24,900 euro. AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. Our current ownership in AQS is equal to the current ownership interest we have in Asola and, as such, we include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US Dollar was 1.30 to 1.0 as of December 31, 2011, 1.48 to 1.0 as of April 30, 2011, and 1.32 to 1.0 as of April 30, 2010.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asola maintains its books and records on a calendar year basis and has reported financial results for calendar 2009 and 2010 and has provided estimated unaudited results for calendar 2011 under German generally accepted accounting principles as follows:

	Year ended December 31,
	2009	2010	2011
(Euros)
Current assets	€19,399,784	€17,659,666	€10,735,484
Non-current assets	9,150,090	8,774,453	8,025,811
Current liabilities	10,258,769	7,638,813	10,235,943
Long-term liabilities	14,166,895	12,150,438	7,180,038
Product sales	38,682,329	72,758,598	41,177,615
Gross profit on product sales	8,467,542	13,290,398	3,644,711
Net income	1,429,501	2,505,522	(5,395,331)
(US Dollars)
Current assets	$27,806,000	$23,557,000	$13,910,000
Non-current assets	13,115,000	11,705,000	10,399,000
Current liabilities	14,704,000	10,190,000	13,263,000
Long-term liabilities	20,305,000	16,208,000	9,303,000
Product sales	54,882,000	100,670,000	54,141,000
Gross profit on product sales	12,014,000	18,389,000	4,792,000
Net income	2,028,000	3,467,000	(7,094,000)

Our equity in net earnings or losses of Asola was a positive US$0.1 million, a positive US$1.1 million and a negative US$0.2 million for the years ended April 30, 2009, 2010 and 2011, respectively, and was a negative US$1.1 million for the eight month period ended December 31, 2011. Our equity in net earnings or losses differs from the 24.9% of the net income (loss) shown in the tables above due to adjustments to equity in net earnings or losses related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings or losses under US GAAP.

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

As of the date of these financial statements, we had provided Asola with 3.0 million euro for our share of prepayments under the Supply Agreement. The remaining 1.5 million euro was due on September 1, 2009 but, as discussed in more detail below, the Supply Agreement is currently in dispute. We have not purchased any solar cells under our agreement with Asola and we are still obligated to provide an additional 1.5 million euro to Asola to satisfy our share of the September 1, 2009 prepayment. Asola has not initiated or threatened to take any action against us in connection with our obligations under our agreement with Asola.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement. However, we currently believe that the range of a potential charge that we could be required to recognize would be limited to approximately $9.4 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at December 31, 2011.

Although we do not intend to purchase any cells from Asola or make the scheduled prepayment that was due to Asola in September 2009 in connection with the Supply Agreement until the contractual matter discussed above is resolved, our unconditional remaining obligations, including amounts in arrears and prior to any modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement (in euros and in US dollars based on the currency exchange rate as of December 31, 2011) is as follows:

	Euros:	US Dollars:
Twelve months ended December 2012	€44,815,000	$58,066,000
Twelve months ended December 2013	14,620,000	18,943,000
Twelve months ended December 2014	13,920,000	18,036,000
Twelve months ended December 2015	13,620,000	17,647,000
Twelve months ended December 2016	13,320,000	17,258,000
Twelve months ended December 2017	13,015,000	16,863,000

Total	€113,310,000	$146,813,000

Secured Loan to Asola

We provided Asola with a loan in the amount of US$2.2 million on September 26, 2008 for the purpose of assisting Asola in meeting its September 2008 prepayment obligation under the Supply Agreement. The loan is evidenced by a promissory note and is guaranteed by ConSolTec, which guaranty is secured by ConSolTec’s pledge of all of its ownership interest in Quantum Solar. Per the stated terms of the note, the loan accrues interest at a 6.0% annualized rate and was set to mature upon the earlier of Asola’s completion of a capital raise of at least 20.0 million euro or March 31, 2010. Although Asola has not repaid the loan in accordance with the stated terms and we do not expect repayment over the next twelve months, we still consider the outstanding balance to be fully collectible. As a result, we classify the loan in noncurrent assets as part of the investment in and advances to affiliate on the accompanying consolidated balance sheets at April 30, 2010, 2011 and December 31, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balances for the years ended April 30, 2009, 2010, and 2011 and for the eight month period ended December 31, 2011, is as follows:

Investment In and Advances to Asola:
Balance at April 30, 2008	$3,503,026
Advance provided in the form of note receivable, secured	2,196,250
Equity in earnings for the twelve month period ended April 30, 2009	66,000
Foreign currency translation	(230,536)

Balance at April 30, 2009	5,534,740
Equity in earnings for the twelve month period ended April 30, 2010	1,089,000
Accrued interest on advance	133,590
Foreign currency translation	49,614

Balance at April 30, 2010	6,806,944
Equity in losses for the twelve month period ended April 30, 2011	(231,000)
Investment in Asola Quantum Solarpower AG (AQS)	34,664
Accrued interest on advance	142,749
Settlement of accrued interest on advance	(165,052)
Foreign currency translation	371,518

Balance at April 30, 2011	6,959,823
Equity in losses for the eight month period ended December 31, 2011	(1,091,000)
Accrued interest on advance	87,846
Settlement of accrued interest on advance	(186,673)
Foreign currency translation	(278,078)

Balance at December 31, 2011	$5,491,918

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD) in exchange for a cash payment of $165,000. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD for the years ended April 30, 2010 and 2011 and for the eight months ended December 31, 2011 were zero, $86,819, and $19,609, respectively. We also took a charge of $58,572 as of July 31, 2011 to write-down our investment balance to zero.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We have not contributed any assets with a historical cost basis to the affiliate and have no obligation to fund deficit balances. Our net equity in earnings associated with Shigan Quantum for the years ended April 30, 2010 and 2011 and for the eight months ended December 31, 2011 were approximately zero, $4,000, and zero, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-lived Assets

Property and equipment

Property and equipment consist of the following:

	April 30, 2010	April 30, 2011	December 31, 2011
Land	$506,663	$535,700	$498,010
Tooling, dies and molds	3,043,520	3,145,703	3,145,703
Plant machinery and equipment	10,878,936	11,682,639	12,088,124
Power generation machinery and equipment	1,337,746	1,414,413	1,304,167
Information systems and office equipment	9,474,937	9,587,019	9,939,874
Automobiles and trucks	284,580	284,828	314,090
Leasehold improvements	5,385,115	5,385,115	5,388,339

Property and equipment in service, gross	30,911,497	32,035,417	32,678,307
Less accumulated depreciation and amortization	(25,916,366)	(27,200,670)	(28,010,141)

Property and equipment in service, net	4,995,131	4,834,747	4,668,166

Construction in progress:
Wind farm development	131,149	358,156	608,273
Solar module manufacturing line	2,095,016	2,095,016	495,016
Plant equipment and other	875,491	134,263	127,515

Total construction in progress	3,101,656	2,587,435	1,230,804

Property and equipment, net	$8,096,787	$7,422,182	$5,898,970

Total depreciation expense on property and equipment for the years ended April 30, 2009, 2010 and 2011 and for the eight months ended December 31, 2011 was $1.8 million, $1.3 million, $1.3 million, and $0.8 million, respectively.

During the year ended April 30, 2011, we capitalized $1.2 million of construction related activities on the Spring Bay wind farm project that was scheduled to be operational in April 2011; however, project activities on the wind farm were suspended near the end of calendar 2010 due to a lack of sufficient capital to complete the project and the project was abandoned. As a result of the abandonment, we recognized a charge of $1.0 million for the year ended April 30, 2011 in the Renewable Energy reporting segment for the impairment of long-lived assets related to the project, of which $0.8 million was associated with construction in progress. The impairment was based on construction related costs and fees incurred to date that were considered non-recoverable as a result of the abandonment of the project.

In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. However, on September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical. In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC’s Clean Energy Business Financing Program, we recognized total impairment charges of $1.6 million for the eight months ended December 31, 2011 related to the solar module manufacturing line.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Asset

The changes in goodwill and intangible asset by reportable segment for the periods presented are as follows:

	Goodwill			Intangible Asset
	Fuel Systems Segment	Renewable Energy Segment (1)	Goodwill Total	Renewable Energy Segment (1)
Balance as of April 30, 2008	$30,400,000	$—	$30,400,000	$—
Activity during period	—	—	—	—

Balance as of April 30, 2009	30,400,000	—	30,400,000	—
Acquisition of Schneider Power on April 16, 2010	—	2,464,925	2,464,925	8,613,000
Amortization for period	—	—	—	(16,498)
Foreign currency translation	—	(6,011)	(6,011)	(20,984)

Balance as of April 30, 2010	30,400,000	2,458,914	32,858,914	8,575,518
Increase in estimated liabilities acquired in connection with acquisition	—	59,893	59,893	—
Amortization for period	—	—	—	(428,144)
Foreign currency translation	—	144,201	144,201	466,270

Balance as of April 30, 2011	30,400,000	2,663,008	33,063,008	8,613,644
Impairment recorded at October 31, 2011	—	(2,530,218)	(2,530,218)	(4,998,900)
Impairment recorded at December 31, 2011	(18,000,000)	—	(18,000,000)	—
Amortization for period	—	—	—	(243,265)
Foreign currency translation	—	(132,790)	(132,790)	(489,881)

Balance as of December 31, 2011	$12,400,000	$—	$12,400,000	$2,881,598

(1)	The Renewable Energy Segment was created upon the acquisition of Schneider Power on April 16, 2010.

In connection with the acquisition of Schneider Power in April 2010, we initially identified $8.6 million of intangible project assets associated with Schneider Power’s renewable energy portfolio and $2.5 million of implied goodwill that we have reported in our Renewable Energy reporting segment. The intangible asset, net of an impairment charge discussed below, is being amortized over its estimated useful life on a straight-line basis of 20 years. The estimated amortization expense for the intangible asset in each of the next five years is $0.2 million in calendar years 2012 through 2016 and is $1.9 million thereafter.

Although the long-term prospects for renewable energy remain attractive, both the solar and wind industries are being affected by short-term economic variables, changing industry dynamics and uncertain parameters relating to pricing, government policies and overall supply/demand issues. In addition to industry wide factors, we have been unable to sufficiently fund the development of certain Schneider Power renewable energy projects at a level that we had originally expected to. Currently, we intend to move forward on developing a limited number of renewable energy projects over the foreseeable future, subject to our ability to obtain sufficient equity or debt project financing to fund such development. As a result of these factors, we initiated an impairment assessment of Schneider Power’s intangible and goodwill assets and recognized estimated impairment charges of $7.5 million as of October 31, 2011, of which $2.5 million related to goodwill and $5.0 million related to the intangible asset in “Amortization and impairment of long-lived assets” in the Consolidated Statements of Operations. We completed our assessment of Schneider Power’s goodwill and intangible assets effective as of December 31, 2011 which did not result in any changes to our previous estimates.

Due to a decline in our market capitalization that occurred late in the 2011 calendar year, we also initiated a detailed assessment of the fair value of our Electric Drive & Fuel Systems reporting unit and determined the carrying value exceeded its fair value and, as a result, concluded the fair value of the reporting unit no longer supported the full carrying amount of its goodwill. We completed our assessment of the Electric Drive & Fuel Systems reporting unit effective as of December 31, 2011 and recognized an impairment charge of $18.0 million to partially write down the reporting unit’s goodwill.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under GAAP, the amount of the goodwill impairment charge is determined by first allocating, for assessment purposes only, the overall fair value of the reporting unit to each of the recorded net tangible assets and liabilities of the reporting unit and to any potential unrecorded intangible assets of the reporting unit. Any excess of fair value of the reporting unit not allocated to net tangible and intangible assets is then considered to be the amount of implied goodwill. The amount of implied goodwill is then compared to its recorded carrying value and an impairment charge is recognized by an amount equal to any excess of carrying value over the amount of implied goodwill. Valuation specialists are used to assist us in connection with our assessments.

Subject to the impairments recognized for certain assets discussed above, we believe that no event or circumstance exists that would indicate a potential impairment of the remaining reported carrying values of property and equipment, goodwill, intangible assets, or any other significant long-lived asset as of December 31, 2011.

8. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and expires on May 31, 2015. Except as set forth in the sublease agreement, the sublease agreement does not modify or limit the terms and conditions of lease agreement for that facility. As of June 30, 2011, the remaining obligations under our lease agreement were estimated to exceed the base rent we will receive under the sublease by $2.2 million. Since we will continue to incur costs in excess of the base rent we will receive under the sublease for the remaining term of our lease agreement for that facility without realizing any economic benefit, we initially recognized a liability of $1.7 million as of the cease-use date (June 29, 2011), which represents the fair value of the excess lease costs and certain other transaction costs. The fair value of the future net cash flows was determined assuming a credit-adjusted risk-free rate of 15.0%. Included in selling, general and administrative costs on the accompanying consolidated statement of operations for the eight months ended December 31, 2011 are charges of $1.8 million associated with the obligation.

The activity under the facility exit obligation for the eight month period ended December 31, 2011 is as follows:

Facility exit obligation recognized as of cease-use date	$1,745,671
Transactions after cease-use date:
Payments made to landlord under master lease agreement	(403,340)
Transaction and other costs	(82,313)
Rents and deposits received under sublease agreement	56,712
Accretion of fair value discount recognized due to passage of time	102,849

Facility exit obligation, current and non-current	1,419,579
Less: current portion	(327,168)

Facility exit obligation, non-current	$1,092,411

9. Warranties

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in our product warranty liability for continuing operations are as follows (in thousands):

	Balance at Beginning of Year	Warranties Issued	Settlements Made (1)	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
Twelve months ended April 30, 2009	$666	$20	$(420)	$(43)	$223
Twelve months ended April 30, 2010	223	312	(474)	29	90
Twelve months ended April 30, 2011	90	56	(41)	(57)	48
Eight months ended December 31, 2011	48	272	(2)	—	318

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.

10. Debt Obligations

Our debt obligations consist of the following:

	April 30, 2010	April 30, 2011	December 31, 2011
Obligations to Senior Lender:
Senior Convertible Notes: $10,757,337 principal, $406,716 accrued interest and $617,947 of unamortized premium in April 2010; $11,953,981 principal and $373,357 accrued interest in April 2011	$11,782,000	$12,327,338	$—
Term Note B	5,558,684	1,808,684	—
Consent Fee Term Note: $3,000,000 principal less discount of $132,000 in April 2010; $3,000,000 principal in April 2011; $2,390,000 principal and $5,955 accrued interest in December 2011	2,868,000	3,000,000	2,395,955
Non-Revolving Line of Credit: originated in January 2011 and repaid / terminated in February 2011	—	—	—
Obligations to Other Creditors:
2010 Bridge Term Notes: originated in October 2010 and matured in April 2011	—	—	—
May 2011 Bridge Term Notes: originated in May 2011 and matured in September 2011	—	—	—
August 2011 Bridge Term Notes: $1,150,000 principal, $61,210 accrued interest, less $33,631 debt discount in December 2011	—	—	1,177,579
Unsecured “A” Convertible Notes: $3,811,900 principal, $90,430 accrued interest, less $2,676,249 debt discount in December 2011	—	—	1,226,081
Unsecured “B” Convertible Notes: $3,950,000 principal, $76,139 accrued interest, less $1,323,711 debt discount in December 2011	—	—	2,702,428
Bank Term Loan	1,302,312	1,303,880	1,162,348
Other obligations	142,175	294,178	63,149

debt obligations, current and non-current	21,653,171	18,734,080	8,727,540
Less current maturities	(519,243)	(18,530,762)	(8,689,380)

Debt obligations, non-current	$21,133,928	$203,318	$38,160

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into various borrowing arrangements with our senior secured lender and other unsecured lenders over the course of the periods presented in the accompanying consolidated financial statements. These arrangements have been modified on several occasions throughout this period as discussed below in order to enhance our borrowing capacity and to minimize the level of cash required to service the outstanding obligations over a reasonable period of time.

Eight Month Period Ended December 31, 2011

The following disclosures reflect the status of borrowing arrangements on an instrument by instrument basis as they existed at the beginning of the Transition Period and provide a summary of significant payment and other activities related to outstanding debt instruments during the eight months ended December 31, 2011.

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

On August 31, 2011, we and our senior lender entered into an Agreement and Amendment pursuant to which we agreed to amend the terms of the Senior Convertible Notes and the Consent Fee Term Note (discussed below). The material amendments to the Senior Convertible Notes were as follows: (i) the maturity dates were extended from August 31, 2011 to October 31, 2011, (ii) the repayment terms were amended such that $2.0 million of the principal was due and payable on September 9, 2011 and the balance was due and payable on October 31, 2011, and (iii) we were given the right to prepay all or part of the Senior Convertible Notes upon 30 days prior written notice. In consideration for the senior lender’s execution of the Amendment and Agreement, we issued 500,000 shares of our common stock to the senior lender and agreed to adjust the conversion price from $9.80 per share to $3.31 per share effective September 1, 2011.

The Agreement and Amendment contained a provision that provided that under no circumstances can we issue to the senior lender on an aggregate basis, upon conversion of the Senior Convertible Notes or in satisfaction of payment demands made under the Consent Fee Term Note, shares constituting more than 19.99% of our issued and outstanding shares immediately prior to the execution of the Agreement and Amendment (Share Cap Limitation). It further provided that in the event that the senior lender attempted to make a conversion under the Senior Convertible Notes but was unable to effect all or part of such conversion because of the Share Cap Limitation, we would have been obligated to pay the senior lender an amount in cash equal to the product of (a) the number of shares that would have been issued if not for the Share Cap Limitation in excess of the Share Cap Limitation, and (b) the lesser of (i) the volume weighted average price (VWAP) of our common stock for the three consecutive trading days ending on the trading day immediately preceding the effective date of such conversion, and (ii) $4.50.

Since the modifications to the Senior Convertible Notes and Consent Fee Term Note resulting from the Agreement and Amendment were negotiated at the same time, we assessed the impact of the modifications on our portfolio of debt instruments with our senior lender as a whole and each of the debt instruments on an individual basis. Although we determined that the senior lender did not provide a concession in connection with the transactions and that the modifications to the existing debt portfolio as a whole were not substantial, we concluded on an individual basis that the modifications to the Senior Convertible Notes were substantial and represented an implied exchange of the existing convertible notes with new convertible notes. As a result, we recognized a net loss on extinguishment of $2,550,583, of which $1,640,000 represented the fair value of the shares issued to the senior lender on the transaction date and $910,583 represented the loss on the implied replacement of the debt instruments.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After giving effect to the modifications resulting from the Agreement and Amendment, we thereafter considered the embedded conversion features contained within the Senior Convertible Notes to be derivative instruments as the conversion features could have been settled in cash. Accordingly, we bifurcated the embedded conversion features from the host instruments at fair value, classified these financial derivative instruments as current liabilities, and recognized the changes in their fair values since the date of the amendment in the statement of operations (see Note 11). In addition, we recorded a combined debt discount of $0.2 million that was amortized over the then scheduled life of the amended Senior Convertible Notes.

On September 9, 2011 and October 27, 2011, we made a cumulative total of $2.7 million of principal payments in cash on the Senior Convertible Notes.

On November 2, 2011, we and our senior lender again amended the Senior Convertible Notes which extended the scheduled maturity dates to December 15, 2011, which resulted in additional consideration given to the senior lender of $9,000 for this extension.

On December 21, 2011, we used the net proceeds from the public offering transaction that was completed on that date along with other available working capital to repay the remaining $10.0 million of outstanding principal and accrued interest under the Senior Convertible Notes in cash.

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

During the period from May 12, 2011 through May 23, 2011 the senior lender made payment demands, totaling $1.8 million. For each payment demand, we exercised our contractual right to satisfy the demand using shares of our common stock, and issued a total of 399,416 shares to satisfy the principal repayment demands, with the final delivery of shares occurring on June 7, 2011. The number of shares that we issued in connection with each demand was determined based on a contractual formula. The contractual formula had no intrinsic value when the demands for payment were made as the amount payable would have only increased above the face value of the principal demanded if our VWAP Price would have been above $13.20 per share. The payment of the principal demands in shares resulted in an overall loss of $41,774 for the eight month period ended December 31, 2011, which represented the difference between the fair value of the shares delivered and the amount of principal settled.

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

Consent Fee Term Note

Pursuant to the terms of our credit agreement with our senior lender, we were required to obtain the senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our senior lender agreed to give its consent to the acquisition in exchange for a fee of $3.0 million unless the acquisition was not completed, in which case, the fee would have automatically been reduced to $1.5 million. The consent fee was paid by our delivery of the Consent Fee Term Note on November 24, 2009.

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

We concluded that the modifications to the Consent Fee Term Note on August 31, 2011 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument. However, we determined that the embedded principal multiplier feature contained within the note should be considered a derivative instrument, bifurcated from the host instrument at fair value, reclassified from equity to a current liability, with the change in fair value since the date of the amendment being recognized in the statement of operations (see Note 11).

During the Transition Period, we made cash payments totaling $0.6 million against the principal amount under the Consent Fee Term Note (also, see Note 21).

As of December 31, 2011, the minimum amount of principal that is payable through the maturity date under the principal multiplier feature was $2.4 million and the maximum amount of principal that was potentially payable under the principal multiplier feature was $4.8 million (assuming that the VWAP Price is at or above $50.00). The principal multiplier feature under the note did not have any intrinsic value as of this date.

May 2011 Bridge Term Notes

On May 9, 2011 and May 20, 2011, we received cumulative gross proceeds of $1.5 million from the sale of 15% senior subordinated promissory notes and warrants to purchase up to 168,768 shares of our common stock in a private placement transaction with accredited investors (collectively, the May 2011 Bridge Term Notes). The warrants have a term of three years and a fixed exercise price of $2.92. The significant terms of the May 2011 Bridge Term Notes were as follows: (i) scheduled maturity dates of September 30, 2011, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $0.1 million in connection with the transaction, of which a portion was deferred and expensed over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital (see Note 12). In addition, we recorded a combined debt discount of $0.3 million that was amortized over the scheduled term of the notes. The principal and accrued interest under the May 2011 Bridge Term Notes was fully repaid in cash on September 30, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 2011 Bridge Term Notes

On August 23, 2011, we received cumulative gross proceeds of $1.2 million from the sale of 15% senior subordinated promissory notes and warrants to purchase up to 115,000 shares of our common stock in a private placement transaction with accredited investors (the August 2011 Bridge Term Notes). The warrants have a term of five years and a fixed exercise price of $3.85. The significant terms of the August 2011 Bridge Term Notes on the origination date were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and cannot be prepaid, (iv) no conversion rights, and (v) notes subordinate to outstanding obligations under debt instruments held by our senior lender.

We incurred direct issuance costs of $0.1 million, of which a portion was deferred and amortized over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a debt discount of $0.2 million on the origination date of the August 2011 Bridge Term Notes that is being amortized over the term of the notes. See Note 21.

Unsecured “A” Convertible Notes

On September 29, 2011 and October 12, 2011, we received cumulative gross proceeds of $3.8 million from the sale of 10.0% unsecured convertible promissory notes (the Unsecured “A” Convertible Notes) and warrants. We received gross proceeds of $1,949,500 in connection with the close on September 29 and $1,862,400 in connection with the close on October 12. The investors from the September 29 close received warrants to purchase up to 550,703 shares of our common stock and the investors from the October 12 close received warrants to purchase up to 564,348 shares of our common stock.

The holders of the Unsecured “A” Convertible Notes had the right at any time to convert all or part of the outstanding principal amount into shares of our common stock at a fixed conversion price of $2.124 per share for the September 29 investors and $1.9800 per share for the October 12 investors. In accordance with certain provisions under the convertible notes, the maturity date was contractually set as March 20, 2012, which was ninety days following the closing of our registered public offering that closed on December 21, 2011. The principal and accrued interest under the Unsecured “A” Convertible Notes was fully repaid in cash on March 20, 2012.

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

We determined that the warrant contracts issued in connection with the private placement should be classified as derivative liabilities as a result of contingent exercise price reset provisions. Accordingly, we allocated a portion of the proceeds to the warrants equal to the fair value of the warrants on the respective issuance dates of $868,000 for the September 29 warrants and $826,000 for the October 12 warrants. We mark to market the warrant contracts and recognize the changes in fair value of these financial instruments in the statement of operations (see Note 11). The remaining proceeds were allocated on a residual basis to the debt instruments. We then allocated a value of $1,081,500 for the September 29 closing and $1,032,909 for the October 12 closing associated with the implied beneficial conversion features which are classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “A” Convertible Notes. These allocations resulted in debt discounts of $1,949,500 and $1,858,909 being recognized in connection with the notes issued on September 29 and October 12, respectively, which are being amortized to interest expense over the scheduled lives of the notes.

We also incurred transaction fees of $593,429 in connection with the issuance of the notes and warrants of which $264,257 was allocated to the derivative warrants and recognized immediately and the remaining amount was allocated to equity as a reduction to additional paid-in-capital.

Unsecured “B” Convertible Notes

During the period of October 17, 2011 through November 15, 2011, we entered into private placement transactions with certain accredited investors for the purchase and sale of 10.0% unsecured convertible promissory notes (the Unsecured “B” Convertible Notes). We received gross proceeds of $3,950,000 from the offering and the investors also received warrants to purchase up to 1,531,195 shares of our common stock.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holders of the Unsecured “B” Convertible Notes have the right at any time to convert all or part of the outstanding principal amount due under the notes into restricted shares of our common stock at a fixed conversion prices ranging from $2.7727 to $2.7832. The Unsecured “B” Convertible Notes mature one year from the respective dates of issuance. Interest is payable in cash on a quarterly basis. The Unsecured “B” Convertible Notes are subordinate in all respects to our obligations to our senior secured lender. We have the right to prepay all or part of the Unsecured “B” Convertible Notes at any time upon 30 days prior written notice. The exercise price for the warrants is $2.64 per share and is fixed. The warrants are not exercisable for six months and expire after five years.

We allocated the proceeds to the debt instruments and warrants on a relative fair value weighted basis. As such, we allocated a combined $1,272,000 to the warrants and a combined $2,678,000 to the debt instruments. We then allocated a combined value of $276,000 associated with the implied beneficial conversion features which are classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “B” Convertible Notes. These allocations resulted in a combined debt discount of $1,548,000 being recognized in connection with the notes which is being amortized to interest expense over the one year scheduled lives of the notes.

We also incurred transaction fees of $406,545 in connection with the issuance of the notes and warrants of which $246,903 was allocated to the carrying value of the debt which is being amortized to interest expense over the one year scheduled lives of the notes and the remaining amount was allocated to equity as a reduction to additional paid-in-capital.

Bank Term Loan

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The note accrues interest at a fixed rate of 7.0%; required fixed payments of CAD 13,482 per month in cash through March 10, 2012, with the remaining principal amount of CAD 1.2 million due in cash on the maturity date of April 3, 2012. The loan is secured by power generation machinery and equipment and other assets of Schneider Power Providence Bay wind farm project. The conversion rate of one CAD to one US Dollar was 0.995 to 1.0 as of April 30, 2010, 1.052 to 1.0 as of April 30, 2011 and 0.978 to 1.0 as of December 31, 2011.

Collateral and Covenants

Our remaining obligation under the debt instrument with our senior lender is secured by substantially all our assets. In addition, our obligations under the Bank Term Loan assumed on April 16, 2010 are secured by certain assets of Schneider Power. We were in compliance with existing covenants and other requirements of the debt instruments with our senior lender and our bank lender as of December 31, 2011.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the following twelve month periods until maturity:

	Scheduled Maturities	Net Amortization of Discount	Total Maturities of Long-Term Debt
Twelve months ending December 31:
2012	$12,722,971	$(4,033,591)	$8,689,380
2013	21,641	—	21,641
2014	8,365	—	8,365
2015	8,154	—	8,154

	$12,761,131	$(4,033,591)	$8,727,540

Debt Obligation Activity in Prior Periods

The following summarizes the impact of significant modifications and other activities related to the debt instruments covering the years ended April 30, 2011, 2010 and 2009.

Year Ended April 30, 2011

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net loss on extinguishment is recorded as a component of “loss on modification of debt and derivative instruments, net” on the accompanying consolidated statements of operations for the year ended April 30, 2011.

Senior Convertible Notes

The significant contractual terms of the Senior Convertible Notes as of April 30, 2010 were as follows: (i) annual fixed interest rates of 11.5% through August 31, 2010 (consisting of required minimum payments-in-kind (PIK) of 5.0% and cash or PIK options of 6.5%), declining to 9.5% thereafter as a result of scheduled decreases in the required minimum PIK from 5.0 % to 3.0%, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal under the notes could not be prepaid in part or whole by us without consent of our senior lender, (iii) scheduled maturity dates of March 31, 2011, (iv) senior lender had the right to extend the scheduled maturity dates to August 31, 2013, subject to proper notice by March 15, 2011, and (v) outstanding principal under the Senior Convertible Notes convertible into shares of our common stock at a fixed conversion price of $14.20 per share at any time until maturity at the option of the senior lender.

On July 8, 2010, the Senior Convertible Notes and the Consent Fee Term Note were amended in exchange for a debt modification fee payable to the senior lender. We satisfied the debt modification fee with the issuance of 83,000 shares of our common stock to the senior lender that had a fair value of $0.9 million on the modification date and recorded the fair value of the fee as a deferred asset. The Senior Convertible Notes were revised to amend the stated maturity dates from March 31, 2011 to July 31, 2011. We determined that the amendments to the Senior Convertible Notes on July 8, 2010 were not substantial and did not represent an implied exchange of debt instruments. However, we reduced the balances of the unamortized debt premiums under the Senior Convertible Notes as of July 8, 2010 by approximately $0.1 million, which equaled the immediate increase in fair value of the embedded conversion features under the Senior Convertible Notes as a result of the modifications. The net balances of the debt premiums and the fair value of the debt modification fee allocated to the Senior Convertible Notes were being amortized through the then scheduled maturity date of July 31, 2011 until the remaining unamortized balances were written off on January 3, 2011 in connection with further modifications to the Senior Convertible Notes.

On January 3, 2011, in connection with the Forbearance Agreement discussed above, the following modifications were made to the convertible notes: (i) the maturity dates were changed from July 31, 2011 to August 31, 2011, (ii) the fixed conversion prices were reduced from $14.20 to $9.80, and (iii) the date that the senior lender had to provide proper notice to extend the scheduled maturity dates at its option to August 31, 2013, was changed from March 15, 2011 to April 15, 2011. We accounted for the modifications as an implied exchange of the existing debt instruments associated with the Senior Convertible Notes with new debt instruments which resulted in a charge of $1.4 million that is included as part of the net loss on extinguishment representing the difference between the carrying amount of the existing notes and the fair value of the modified notes at the time of extinguishment.

On July 1, 2010 and January 1, 2011, we elected to add the entire amount of accrued interest of $0.6 million and $0.6 million, respectively, to principal under the Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the PIK provisions contained within the notes.

Term Note B

From April 30, 2010 through April 30, 2011, the significant contractual terms of Term Note B were the same as described above for the Transition Period.

Beginning on January 19, 2011, the principal balance was reduced by a total of $3.8 million in connection with demands made through April 30, 2011. For each demand, we elected to use our shares to satisfy the principal demands. We issued a total of 817,805 shares were issued. The number of shares that we issued in connection with each demand was equal to the actual amount required to be paid divided by the VWAP Price, which ranged from $3.05 to $9.37 per share for each of the demands made. Based on the formula discussed above, the principal multiplier had no intrinsic value for any of the demands made by the senior lender as the amount payable would have only increased above the face value of the principal demanded if our VWAP Price would have been above $13.20 per share. The payment of the principal demands in shares resulted in an overall gain of $0.1 million for the year ended April 30, 2011, which represented the difference between the fair value of the shares delivered and the amount of principal settled.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consent Fee Term Note

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

Non-Revolving Line of Credit

On January 3, 2011 and in connection with the execution of the Forbearance Agreement and the debt restructure with our senior lender, our senior lender agreed to provide us with a new $5.0 million non-revolving line of credit (the “LOC”). The original terms under the LOC were as follows: (i) we could request advances on the line at any time prior to April 30, 2011; (ii) outstanding advances would not bear interest (unless an event of default occurs, in which case the interest rate would be 10% per annum); (iii) the LOC would mature on April 30, 2011; (iv) advances under the LOC were secured by substantially all of our assets; and (v) pursuant to the terms of the Forbearance Agreement, we were precluded from using the proceeds from the LOC to pay any portion of the principal and interest due under the 2010 Bridge Notes.

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

2010 Bridge Term Notes

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

Modification and replacement of the 2010 Bridge Notes	$176,392
Issuance of warrants to bridge note holders	814,000

Loss on modification of debt and derivative instruments, net	$990,392

The loss on extinguishment is recorded as a component of “loss on modification of debt and derivative instruments, net” on the accompanying consolidated statement of operations for the year ended April 30, 2011.

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

Year Ended April 30, 2010

Convertible Note I

At April 30, 2009, the significant contractual terms of Convertible Note I were as follows: (i) total annual interest rate of 11.5%, consisting of a required minimum PIK of 5.0% and a cash or PIK option of 6.5% and total annual interest rate reduction to 9.5% effective September 1, 2010, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal could not be prepaid in part or whole by us without consent of our senior lender (also referred to as the “holder”), (iii) scheduled maturity date of August 1, 2009, (iv) holder had the right to extend the scheduled maturity date, subject to proper notice by May 15, 2009, for an additional three years (if exercised, the required minimum PIK would have been thereafter lowered to 3.0%; thus reducing the annual interest rate to 9.5%), (v) outstanding principal under the note convertible into shares of our common stock at a fixed conversion price of $27.00 per share at any time until maturity at the option of the holder, and (vi) for conversions prior to the maturity date, additional shares to be provided to the holder pursuant to a “Make-Whole Amount” provision, a feature available to the holder as an incentive to convert all or part of the balance due under the note prior to its maturity.

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

The modifications executed on July 10, 2009 immediately increased the value of the embedded derivative feature under Convertible Note I by $3.1 million which we recognized as a loss on modification of derivative instruments during the year ended April 30, 2010.

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

On November 24, 2009, Convertible Note I, together with Convertible Note II and Convertible Note III (discussed below), were amended to change the maturity dates from August 31, 2010 to March 31, 2011. All three of the convertible notes, referred to as the Senior Convertible Notes, thereafter had the same remaining contractual terms and provisions. We determined that the amendments to the Senior Convertible Notes on November 24, 2009, in combination with the issuance of new debt (see “Consent Fee Term Note” discussed below) and modifications to other debt instruments that were negotiated together, represented an implied exchange of debt instruments. As a result, we recognized a combined loss on modification of debt and derivative instruments of $5.1 million on November 24, 2009, of which $1.3 million represented the amount associated with the implied exchange of the Senior Convertible Notes.

On April 30, 2010 the Senior Convertible Notes and Term Note B were amended. The Senior Convertible Notes were amended to clarify that we would not be obligated under any circumstances to settle the value of the embedded conversion features of the notes in cash and that the exercise of the holder’s conversion rights would be considered fully settled by the issuance of our shares (including “unregistered shares” and shares designated as “restricted”), regardless of any other characteristics of the shares. As a result of the modifications, the embedded conversion features no longer meet the definition of a derivative and the fair value of the conversion features were reclassified to equity effective as of the close of business on April 30, 2010 (see Note 11). We determined that the amendments to the Senior Convertible Notes and Term Note B on April 30, 2010 were not substantial and did not represent an implied exchange of debt instruments that would require extinguishment accounting on the modification date, nor did they change the fair value of the instruments by more than a nominal amount.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Note III

On July 10, 2009, in connection with debt modifications to other existing debt instruments, we issued a new convertible note (Convertible Note III) to our senior lender and received proceeds of $3.0 million. The stated terms of Convertible Note III are identical to the terms of Convertible Note I, as amended, except that the maturity date would have moved up to October 1, 2009 from August 31, 2010 if we were unable to raise at least $5.0 million in an equity offering of our shares prior to October 1, 2009. We satisfied this requirement with the private placement offering transaction completed on September 4, 2009 in which proceeds from the transaction exceeded this required amount.

Consistent with the treatment of the embedded conversion features under Convertible Notes I and II, the embedded conversion feature under Convertible Note III was bifurcated and classified as a derivative liability upon the issuance of the note up until the time the note was modified on April 30, 2010. The fair value of the derivative liability upon issuance, amounting to $1.0 million (net of the implied discount on the host debt instrument of $0.3 million), was recognized as a loss on modification of derivative instruments during the year ended April 30, 2010.

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

On February 9, 2010, our senior lender demanded a principal reduction of $0.5 million related to Term Note B as allowed under the terms of the note. We elected to use our common stock to satisfy the demand, which amounted to 37,500 shares issued to the senior lender. In connection with shares issued to settle the debt demand, the derivative instrument was

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by $0.2 million and a gain on the settlement of the debt principal and derivative instrument of $0.1 million was recognized, which represented the difference between the fair value of shares issued ($0.6 million) and the settlement of the liabilities ($0.5 million of debt principal and $0.2 million of derivative instrument).

From the original issuance date of January 16, 2008 up until the time certain modifications were executed on April 30, 2010, Term Note B contained a contract provision that required us to deliver shares that may be resold pursuant to Rule 144 of the Securities Act (subject to any applicable holding period), if we elected to make the payment of the multiplier amount feature contained within the note using shares of our common stock. We determined that compliance with this contractual requirement was not within our control. Therefore, although we had the option to make principal payments in shares of our common stock, we had to assume net cash settlement could have been required to satisfy the value of the principal multiplier feature as we could not control whether we would be in compliance with the share settlement provisions at the time of repayment. As a result, the embedded principal multiplier feature was bifurcated, classified as a derivative liability measured at fair value and the liability was marked to market each period, with changes in fair value being recognized in the respective period’s statement of operations. However, on April 30, 2010, the note was modified to clarify that we would not be obligated under any circumstances to settle the value of the embedded principal multiplier feature of the note in cash and that issuance of our shares (including “unregistered shares” and shares designated as “restricted”) in payment of the multiplier feature value would fully settle the embedded feature, regardless of any other characteristics of the shares. As a result of the modifications, the embedded feature no longer met the definition of a derivative and the fair value of the embedded feature was reclassified to equity effective as of the close of business on April 30, 2010.

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

Consent Fee Term Note

The terms of our credit facilities with our senior lender required that we obtain the consent of our senior lender prior to entering into the Arrangement Agreement with Schneider Power. On November 24, 2009, we and our senior lender executed a consent fee arrangement under which the senior lender agreed to give its consent to the proposed business combination in exchange for a fee of $3.0 million, which was paid by the delivery of a promissory term note (the “Consent Fee Term Note”).

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

Since the Consent Fee Term Note contained a contingent fee arrangement from the original issuance date up until the completion of the acquisition of Schneider Power and the contingent fee amount was a variable other than those generally used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument was not considered to be indexed to our own stock and, therefore, the instrument could not be precluded from derivative instrument consideration until the contingency was resolved. As a result, the embedded principal multiplier feature under the Consent Fee Term Note was bifurcated, classified as a derivative liability and marked to market. The decrease in fair value of $0.7 million for the period from inception of the note on November 24, 2009 through the date that the contingency was resolved on April 16, 2010 with the completion of our acquisition of Schneider Power was recognized in the consolidated statement of operations as a fair value adjustment of derivative instruments (see Note 11). As a result of the resolution of the contingency, the embedded principal multiplier feature no longer met the definition of a derivative and the fair value of the embedded feature was reclassified to equity effective as of the close of business on April 16, 2010.

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

On August 3, 2009, the commitment was further amended. The significant amendments were as follows: (i) our right to exercise our option to borrow up to $10.0 million was restricted in part to only allow us to draw upon the commitment up to $2.5 million within any 30 day period. The effect of the modification was that we could still borrow up to $10.0 million; however, we would require four draw downs over a three month period to gain the entire proceeds from the commitment, and (ii) the conversion price under the convertible note structures of either the exercise of the borrowing by us or a put by the senior lender, was changed from “market price” to a fixed conversion price of $14.20 per share. The amendment to fix the conversion price of the convertible note structure under the potential senior lender put option resulted in the recognition of a loss on modification of the instrument of $2.6 million.

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

Recognition of Charges Associated with Debt Modifications

The following table summarizes the loss recognized during the year ended April 30, 2010 related to modifications of debt and derivative instruments:

Debt Instrument	Description of Modification	Date of Modification	Gain (Charge) Recognized
Senior Convertible Notes	Amend terms of Convertible Note I	July 10, 2009	$(3,092,000)
Senior Convertible Notes	Exchange Term Note A with Convertible Note II	July 10, 2009	(2,858,000)
Senior Convertible Notes	Issuance of Convertible Note III	July 10, 2009	(1,019,000)
Lender Commitment	Amend terms of senior lender put option	August 3, 2009	(2,570,000)
Senior Convertible Notes	Amend maturity dates for each of the three convertible notes	November 24, 2009	(1,272,000)
Term Note B	Amend terms of term note and write off unamortized debt issuance costs	November 24, 2009	54,045
Consent Fee Term Note	Issuance of new term note in connection with acquisition consent	November 24, 2009	(3,491,000)
Lender Commitment	Amend expiration date of funding commitment	November 24, 2009	(439,000)

			$(14,686,955)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversions of Principal under Convertible Notes

During the year ended April 30, 2010, the senior lender converted a combined total of $6.9 million of principal under the Senior Convertible Notes ($0.51 million, $1.03 million and $1.37 million under Convertible Note I on September 23, 2009, October 13, 2009 and November 24, 2009, respectively; $2.72 million under Convertible Note II on November 24, 2009; and $1.23 million under Convertible Note III on November 24, 2009) which we satisfied with the issuance to the holder of a combined total of 484,221 shares. The fair value of the embedded derivative instruments associated with the convertible notes was reduced on a proportional basis to the amount of debt principal converted by the holder. For example, if 10% of the outstanding debt principal just prior to the conversion was converted, we reduced the fair value of the derivative instrument on the conversion date by 10%. In connection with shares issued to settle debt principal conversions during the year ended April 30, 2010, the derivative instruments were reduced by $6.9 million and a net gain on the settlement of the debt principal and derivative instruments of $1.4 million was recognized, which represented the difference between the fair value of shares issued ($12.4 million) and the settlement of the liabilities ($6.9 million of debt principal and $6.9 million of derivative instruments).

During the year ended April 30, 2010, we elected to add the entire amount of accrued interest to principal under the Senior Convertible Notes that was payable on the scheduled semi-annual interest payment dates in accordance with the PIK provisions contained within the notes.

Shares in Lieu of Cash in Satisfaction of Principal under Term Note A and Term Note C

We issued shares in the year ended April 30, 2010 on various dates through November 1, 2009 to our senior lender in satisfaction of certain required principal obligations under Term Note A and Term Note C based on 95% of the VWAP of our common stock for the five business days prior to the applicable payment dates pursuant to the terms of the debt instruments. We considered Term Note A and Term Note C to be “stock-settleable” instruments as both instruments embodied unconditional obligations that we could settle by issuing a variable number of our shares and the value of the obligation was based on a fixed monetary amount that was known at inception. We performed a separate calculation each time we made a payment in shares under the term notes to determine whether the fair value of the shares provided was above or below the carrying value of the principal extinguished. To the extent that there was a difference, we recorded the amount immediately as a gain or loss on extinguishment of debt and the corresponding offset was recorded as additional paid-in-capital for the issued shares. The differences that were required to be recorded in the year ended April 30, 2010 for the shares, representing a net loss on settlement of the debt of $0.4 million, is included as part of the loss on settlement of debt and derivative instruments on the consolidated statement of operations.

Year Ended April 30, 2009

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendments to Convertible Note I and Term Note B resulted in an immediate increase in the value of the embedded conversion feature derivatives of $23.8 million (substantially all related to Term Note B) that was recognized as a loss on modification of debt and derivative instruments in the year ended April 30, 2009.

We determined that the amendments to Convertible Note I and Term Note B on May 30, 2008, in combination with the issuance of new debt and modifications to other debt instruments that were negotiated together, were not substantial and did not represent an implied exchange of debt instruments. For purposes of this analysis, we excluded the impact that the modifications had on the embedded features accounted for as derivative instruments under GAAP, as the change in fair value of the derivative instruments resulting from the modifications was immediately recognized as a loss on modification of debt.

During the year ended April 30, 2009, the holder requested conversions of $10.2 million of debt principal under the provisions of Convertible Note I. In connection with the issuance of our common shares (which had a fair value of $18.7 million on the settlement dates) in satisfaction of the principal converted and shares required pursuant to the Make-Whole Amount provision contained in the note, a portion of the derivative instrument liability associated with the conversion feature was also extinguished in the total amount of $4.2 million. The Make-Whole Amount provision was available to the holder from May 30, 2008 through July 9, 2009 at which time it was eliminated in connection with further modifications to the note. The difference between the fair value of the shares issued ($18.7 million) and the extinguishment of the liabilities ($10.2 million of debt principal and $4.2 million of derivative instruments) was recognized as a loss on settlement of $4.3 million during the year ended April 30, 2009.

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

We measure financial instruments that we consider to be derivatives at fair value on a recurring basis, which at times consists of certain embedded features contained within our debt instruments (see Note 10) and certain warrant contracts (see Note 12).

Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs. We also used Level 3 inputs for measuring the fair value of certain of our debt instruments and the facility exit obligation initially recognized as of June 30, 2011. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 for all periods reported.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	April 30, 2010	April 30, 2011	December 31, 2011
Derivative instruments classified as current liabilities:
Warrant contracts issued in October 2006	$4,160,000	$3,292,000	$882,000
Warrant contracts issued in June 2007	4,100,000	57,000	—
Warrant contracts issued in August 2008	4,287,000	521,000	18,000
Warrant “B” contracts issued in February 2011	—	452,000	53,000

	12,547,000	4,322,000	953,000

Derivative instruments classified as non-current liabilities:
Written Put Option under $10.0 million Lender Commitment	5,518,000	—	—
Warrant contracts issued in August & September 2009	1,151,000	56,000	—
Warrant contracts issued on September 29, 2011	—	—	269,000
Warrant contracts issued on October 12, 2011	—	—	274,000

	6,669,000	56,000	543,000

Total balance of derivative instruments	$19,216,000	$4,378,000	$1,496,000

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

We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. For the period ended December 31, 2011, we used the Black-Scholes model to calculate the value of the June 2007 Warrants, the August 2008 Warrants, the August 2009 Warrants, the September 2009 Warrants, and the “B” Warrants issued in February 2011. For the derivative warrant contracts that incorporate more complex terms, including exercise price reset provisions (the October 2006 Warrants, the warrants issued on September 29, 2011 and the warrants issued on October 12, 2011), we utilized the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	Convertible Notes	Written Put Option	Term Note B	Consent Fee Term Note	Bridge Notes	Warrants	Total
Balance at April 30, 2008	$6,392,000	$—	$—	$—	$—	$10,017,000	$16,409,000
Origination of derivative instruments	—	—	—	—	—	7,290,000	7,290,000
Contract modifications recognized in earnings	—	—	23,834,000	—	—	—	23,834,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,925,000)	—	(20,341,000)	—	—	(5,427,000)	(27,693,000)
Settlements associated with debt payments and warrant exercises	(4,162,000)	—	—	—	—	(480,000)	(4,642,000)

Balance at April 30, 2009	$305,000	$—	$3,493,000	$—	$—	$11,400,000	$15,198,000
Origination of derivative instruments	280,000	—	—	960,000	—	1,395,000	2,635,000
Origination of derivative instruments in connection with contract modifications recognized in earnings	3,877,000	—	—	—	—	—	3,877,000
Change to existing derivative instrument in connection with contract modifications recognized in earnings	3,342,000	3,009,000	—	—	—	—	6,351,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	3,710,000	2,509,000	2,522,000	(667,000)	—	2,500,000	10,574,000
Settlements associated with debt payments and warrant exercises	(6,928,000)	—	(3,595,000)	—	—	(1,597,000)	(12,120,000)
Reclassification of instrument from debt to equity pursuant to contract modification	(4,586,000)	—	(2,420,000)	(293,000)	—	—	(7,299,000)

Balance at April 30, 2010	$—	$5,518,000	$—	$—	$—	$13,698,000	$19,216,000
Origination of derivative instrument	—	—	—	—	147,000	—	147,000
Origination of derivative instruments, net of cancellations, in connection with contract modifications recognized in earnings	—	—	—	—	—	864,000	864,000
Change to existing derivative instrument in connection with contract modifications recognized in earnings	—	(2,883,000)	—	—	(147,000)	(10,184,000)	(13,214,000)
Termination of derivative instrument recognized in earnings	—	(2,635,000)	—	—	—	—	(2,635,000)

Balance at April 30, 2011	$—	$—	$—	$—	$—	$4,378,000	$4,378,000
Origination of derivative instrument	—	—	—	—	—	1,694,000	1,694,000
Change to existing derivative instruments in connection with contract modifications recognized in earnings	9,000	—	—	—	—	—	9,000
Reclassification of instrument from debt to equity pursuant to contract modification	1,149,000	—	—	29,000	—	—	1,178,000
Settlements associated with debt payments and warrant exercises	(76,000)	—	—	(2,000)	—	(1,075,000)	(1,153,000)
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,082,000)	—	—	(27,000)	—	(3,501,000)	(4,610,000)

Balance at December 31, 2011	$—	$—	$—	$—	$—	$1,496,000	$1,496,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	February ‘11 “B” Warrants	Written Put Option	Aug/Sept ‘09 Warrants	Sept ‘11 Warrants	October ‘11 Warrants
April 30, 2010:
Annual volatility (1)	79.7%	77.4%	72.8%	N/A	89.3%	77.4%-94.5%	N/A	N/A
Risk-free rate	2.00%	2.40%	2.40%	N/A	1.50%	1.2%-2.0%	N/A	N/A
Discount rate for cash payments	N/A	N/A	N/A	N/A	14.30%	N/A	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	N/A	0.0%	0.0%	N/A	N/A
Closing price of Quantum stock	$14.00	$14.00	$14.00	N/A	$14.00	$14.00	N/A	N/A
Conversion / exercise price	$11.00	$41.80	$62.60	N/A	$14.20	$17.00	N/A	N/A
April 30, 2011:
Annual volatility (1)	86.2%	83.2%	79.2%	76.80%	N/A	54.0%-85.6%	N/A	N/A
Risk-free rate	1.01%	1.49%	1.49%	1.97%	N/A	0.42%-1.01%	N/A	N/A
Dividend rate	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	N/A	N/A
Closing price of Quantum stock	$2.58	$2.58	$2.58	$2.58	N/A	$2.58	N/A	N/A
Conversion / exercise price	$3.05	$41.80	$43.65	$6.00	N/A	$17.00	N/A	N/A
December 31, 2011:
Annual volatility (1)	59.9%	78.7%	82.7%	81.50%	N/A	59.9%-61.3%	79.0%	78.9%
Risk-free rate	0.31%	0.36%	0.60%	0.60%	N/A	0.12%-0.31%	0.83%	0.83%
Dividend rate	0.0%	0.0%	0.0%	0.0%	N/A	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	N/A	$0.73	$0.73	$0.73
Conversion / exercise price	$0.95	$41.80	$38.60	$6.00	N/A	$17.00	$0.95	$0.95

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.

Fair Value Option

We have adopted Accounting Standards Codification (ASC) Topic No. 825 “Financial Instruments” (ASC 825), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option for any of our financial assets or liabilities that were not already measured on a recurring basis. Based on certain qualifying events, we may elect to adopt the fair value option in the future for certain financial assets and liabilities.

We apply fair value techniques on a non-recurring basis associated with valuing impairment losses related to goodwill and other long-lived assets, including intangible assets (see Note 7).

12. Stockholders’ Equity

Reverse Stock Split

On February 8, 2011, we implemented a reverse stock split pursuant to which all of the issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock in a ratio of 1 share of common stock for every 20 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 400,000,000 to 20,000,000. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split.

Increase in Authorized Shares

At the Special Meetings of Stockholders held on May 10, 2011 and February 14, 2012, our stockholders authorized increases in the number of authorized shares of common stock from 20,000,000 to 50,000,000 and from 50,000,000 to 150,000,000, respectively, of which 100,000 shares are designated as Series B common stock.

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

Stock Incentive Plans

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

Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the award are established by the administrator of the plans, our Compensation Committee. Historically, options expire ten years after the date of grant or 30 days after termination of employment, vest ratably at the rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock at the date of grant. Restricted stock awards generally cliff vest on the third anniversary of the grant date.

The 2011 Plan provides for an aggregate of 3,100,000 shares to be initially reserved for issuance and available for grant there under, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Plan will increase annually beginning on January 1, 2013 equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. To date, no awards have been granted under the 2011 Plan.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 17 is:

	Electric Drive & Fuel Systems	Renewable Energy	Corporate	Total
Year Ended April 30, 2009:
Cost of product sales	$103,597	$—	$—	$103,597
Research and development	213,005	—	—	213,005
Selling, general and administrative	17,907	—	1,609,715	1,627,622

Total share-based compensation	$334,509	$—	$1,609,715	$1,944,224

Year Ended April 30, 2010:
Cost of product sales	$17,950	$—	$—	$17,950
Research and development	153,911	—	—	153,911
Selling, general and administrative	14,735	—	738,465	753,200

Total share-based compensation	$186,596	$—	$738,465	$925,061

Year Ended April 30, 2011:
Cost of product sales	$30,013	$—	$—	$30,013
Research and development	179,285	—	—	179,285
Selling, general and administrative	20,285	120,673	830,056	971,014

Total share-based compensation	$229,583	$120,673	$830,056	$1,180,312

Eight Months Ended December 31, 2011:
Cost of product sales	$35,246	$—	$—	$35,246
Research and development	111,298	—	—	111,298
Selling, general and administrative	15,388	93,592	440,479	549,459

Total share-based compensation	$161,932	$93,592	$440,479	$696,003

Share-based compensation includes costs of restricted stock awards of $0.1 million, $0.1 million, $0.4 million and $0.2 million for the years ended April 30, 2009, 2010 and 2011, and the eight month period ended December 31, 2011, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at April 30, 2010	213,023	$21.60
Granted	239,500	$11.80
Exercised	—	$—
Forfeited	(27,412)	$12.06
Expired	(4,327)	$80.65

Options outstanding at April 30, 2011	420,784	$16.04
Granted	—	$—
Exercised	—	$—
Forfeited	(14,958)	$11.80
Expired	(7,227)	$26.40

Options outstanding at December 31, 2011	398,599	$16.08	6.4	$—
Vested and expected to vest at December 31, 2011	384,051	$16.08	5.7	$—
Options exercisable at December 31, 2011	227,447	$18.74	5.0	$—

The aggregate intrinsic value, if any, in the table above is based on our closing stock price of $0.73 per share as of the last business day of the eight month period ended December 31, 2011, which amount would have been received by the optionees had all options been exercised on that date.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summarized information with respect to stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
Exercise Price Range	Number of Shares	Average Life Remaining (in years)	Average Price	Number of Shares	Average Price
$0.00 -$12.60	196,837	8.6	$11.79	49,897	$11.79
$12.60 - $25.20	200,712	4.3	20.05	176,675	20.47
$25.20 - $50.40	700	6.6	44.60	525	44.60
$50.40 - $100.80	350	0.2	96.80	350	96.80

	398,599	6.4	$16.08	227,447	$18.74

A summary of the options activity of our non-vested options and changes during the eight month period ended December 31, 2011 is as follows:

		Weighted-Average		Remaining Unrecognized Compensation Cost
	Number of Shares	Grant-Date Fair Value	Remaining Years To Vest
Nonvested outstanding at April 30, 2011	239,956	$9.56
Granted	—	—
Vested	(53,846)	9.25
Forfeited	(14,958)	8.58

Nonvested outstanding at December 31, 2011	171,152	$8.47	1.7	$997,050

A summary of the grant date fair value and intrinsic value information is as follows:

	Year Ended April 30,			Eight Months Ended December 31, 2011
	2009	2010	2011
Weighted average grant date fair value per share	$10.60	$11.20	$8.86	No grants
Intrinsic value of options exercised	No exercises	$2,250	No exercises	No exercises
Total fair value of options vested during the period	$1,271,078	$1,220,980	$647,072	$151,753

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected life of options granted is derived based on the historical life of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

The fair value of options granted was estimated using the following weighted–average assumptions:

	Year Ended April 30,			Eight Months Ended December 31, 2011
	2009	2010	2011
Dividend yield	0.0%	0.0%	0.0%	No grants
Expected life - years	5.8	6.2	6.2	No grants
Risk-free interest rate	2.3%	2.8%	2.0%	No grants
Expected volatility of common stock	91.0%	90.0%	89.4%	No grants

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

Below is a summary of unvested restricted stock activity:

Unvested Shares of Restricted Stock
Unvested restricted stock outstanding at April 30, 2010	21,250
Issued in period	92,500
Vested in period	(20,000)

Unvested restricted stock outstanding at April 30, 2011	93,750
Activity in period	—

Unvested restricted stock outstanding at December 31, 2011	93,750

As of December 31, 2011, there remained $0.6 million of unrecognized share-based compensation expense related to restricted stock of which we expect to recognize $0.4 million and $0.2 million in the years ending December 31, 2012 and 2013, respectively.

At December 31, 2011, there were 3,100,000 shares of common stock available for grant under the 2011 Plan.

Warrants

In connection with a $12.5 million private placement offering completed on June 29, 2006, investors received warrants to purchase 44,020 shares of our common stock at a fixed exercise price of $78.80 per share to the investors (the June 2006 Warrants). The warrants expired in June 2011.

In connection with a $10.0 million private placement offering completed on October 27, 2006, investors received warrants to initially purchase 106,707 shares of our common stock at an initial exercise price of $47.20 per share (the October 2006 Warrants). In July 2011, we issued 172,401 shares upon the exercise of 365,916 warrants on a cashless basis by certain holders of the October 2006 Warrants. As a result of these warrant exercises, we recorded a $1,075,000 reduction in the balance of derivative liabilities associated with the warrant contracts (see Note 11) and recognized a gain of $184,000 in connection with the settlement of derivative liabilities. The remaining warrants are subject to reset as discussed below, are currently exercisable and expire in April 2014.

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

In connection with a $10.0 million private placement offering that we completed in three tranches on June 15, 2011, June 20, 2011 and July 6, 2011 (collectively, the June/July 2011 Warrants), the investors received warrants to purchase up to 1,922,670 shares of our common stock at fixed exercise prices ranging from $3.85 to $3.90 per share. In connection with the transaction, the placement agent also received warrants to purchase up to 863,859 shares of our common stock at fixed exercise prices ranging from $3.12 to $3.90 per share. The placement agent, who also participated in the December 21, 2011 registered public offering, forfeited 698,456 warrants concurrent upon the closing of the public offering pursuant to a separate agreement between us and the placement agent dated December 7, 2011. All of the remaining June/July 2011 Warrants are currently exercisable and expire either three or five years from the date of issuance.

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

In connection with the sale of the Unsecured “B” Convertible Notes from October 17, 2011 through November 15, 2011, the investors received warrants to purchase a total of 1,531,195 shares of our common stock at a fixed exercise price of $2.64 per share. The respective warrants can be exercised beginning after six months from the date of issuance and expire five years from the date of issuance.

On November 2, 2011, in connection with the execution of an amendment of the maturity dates under the Senior Convertible Notes, we issued our senior lender a warrant to purchase up to 540,000 shares of our common stock at a fixed exercise price of $2.12 per share. This warrant is currently exercisable and expires on November 2, 2014.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a $10.0 million registered public offering completed on December 21, 2011, the investors received warrants to purchase up to 6,315,789 shares of our common stock at a fixed exercise price of $1.22 per share. The warrants are currently exercisable and expire five years from the date of issuance.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the October 2006 Warrants, the June 2007 Warrants, the August 2008 Warrants, August 2009 Warrants, the September 2009 Warrants, the “B” warrants issued in February 2011, and the warrants issued on September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The fair values of the derivative liabilities associated with warrant contracts on the dates of the consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the consolidated statements of operations are disclosed in Note 11.

The October 2006 Warrants, the August 2008 Warrants, and the warrants issued on September 29, 2011 and October 12, 2011, contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through December 31, 2011 that resulted in the reset of the exercise price of the October 2006 Warrants to $0.95, the August 2008 Warrants to $38.60, and the warrants issued on September 29, 2011 to $0.95 per share, respectively. As of December 31, 2011, the August 2008 Warrants had been reset to the lowest price allowable under the terms of the August 2008 Warrant so the reset provision is no longer applicable.

The October 2006 Warrants and August 2008 Warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the October 2006 Warrants and August 2008 Warrants increased to 2,978,372 and 1,398,964, respectively, as of December 31, 2011. Any resets to the exercise price of the October 2006 Warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at April 30, 2008	983,050
Exercised	(20,000)
Issued - original number	675,000

Warrants outstanding at April 30, 2009	1,638,050
Issued - original number	320,456
Issued - additional number (1)	470,621
Exercised	(95,805)

Warrants outstanding at April 30, 2010	2,333,322
Issued - original number	1,852,440
Issued - additional number (1)	1,296,507
Expired	(73,322)
Canceled	(492,573)

Warrants outstanding at April 30, 2011	4,916,374
Issued - original number	12,572,332
Issued - additional number (1)	2,227,904
Exercised	(365,916)
Forfeited	(698,456)
Expired	(73,520)

Warrants outstanding at December 31, 2011	18,578,718

(1)	Associated with reset provisions of certain warrant contracts.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available

The number of undesignated shares available as of December 31, 2011 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares authorized (see Note 21)	49,900,000	100,000	20,000,000
Less shares issued and outstanding at December 31, 2011	(26,617,369)	(49,998)	—
Less shares designated as of December 31, 2011 for issuance under:
Stock options	(398,599)	—	—
Warrants	(18,578,718)	—	—
Conversion of principal under Unsecured “A” Convertible Notes issued on September 29, 2011 (1)	(917,839)	—	—
Conversion of principal under Unsecured “A” Convertible Notes issued on October 12, 2011 (2)	(940,595)	—	—
Conversion of principal under Unsecured “B” Convertible Notes issued in October and November 2011 (3)	(1,423,978)	—	—

Total shares designated for future issuance	(22,259,729)	—	—

Undesignated shares available	1,022,902	50,002	20,000,000

Other instruments in which share settlement is at Company option:
Principal repayment in shares under Consent Fee Term Note (4)	1,195,000	—	—

(1)	Represents number of shares upon conversion of $1,949,500 of principal at a fixed conversion price of $2.124 per share. See Note 21.
(2)	Represents number of shares upon conversion of $1,862,400 of principal at a fixed conversion price of $1.980 per share. See Note 21.
(3)	Represents number of shares upon conversion of $3,950,000 of principal at fixed conversion prices ranging from $2.7727 to $2.7832 per share.
(4)	Repayment of $2,390,000 of principal in shares is at our option, subject to certain conditions, and represents the number of shares necessary for payment assuming a price of $2.00 per share. See Note 21.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Income Taxes

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations:

	Year Ended April 30,			Eight Months Ended December 31, 2011
	2009	2010	2011
Income tax benefit at U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	—	—	—	—
Goodwill impairment	—	—	—	(15.9)%
Amortization of intangible asset	(8.5)%	—	—	—
Derivative instruments and fair value measurements	3.7%	(16.2)%	30.8%	2.0%
Share-based compensation	(1.5)%	(0.6)%	(1.8)%	(0.2)%
Other	1.2%	0.2%	(1.2)%	(1.0)%
Valuation allowance	(28.9)%	(17.4)%	(58.9)%	(10.7)%
Foreign rate differential	—	—	(0.8)%	(8.2)%

Effective tax rate	0.0%	0.0%	2.1%	0.0%

The following table presents the provision for income taxes for continuing operations on a separate tax return basis:

	Year Ended April 30 ,			Eight Months Ended December 31, 2011
	2009	2010	2011
Current:
State and local	$1,600	$4,268	$6,500	$—
Foreign	—	—	373,382	—

	1,600	4,268	379,882	—

Deferred:
Federal	(4,248,000)	(4,611,933)	(6,975,162)	(2,375,346)
State and local	(810,000)	(663,751)	(1,141,855)	(146,236)
Foreign	—	(481,330)	(933,801)	(1,602,172)

	(5,058,000)	(5,757,014)	(9,050,818)	(4,123,754)
Less: Change in valuation allowance	5,058,000	5,758,970	8,430,435	4,109,036

Subtotal	—	1,956	(620,383)	(14,718)

Income tax expense (benefit)	$1,600	$6,224	$(240,501)	$(14,718)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities are as follows:

	As of April 30,		As of December 31, 2011
	2010	2011
Deferred income tax assets:
Accrued compensation	$372,170	$385,641	$388,414
Accrued warranty	35,681	3,703	28,207
Inventory	1,147,729	1,211,519	1,186,768
Share-based compensation	2,226,817	2,295,609	2,416,246
Other	499,980	355,675	647,173
Tax credits	764,575	764,575	764,575
Derivative instruments	913,801	—	—
Net operating loss carryforwards	71,748,152	81,453,021	84,232,336

	77,708,905	86,469,743	89,663,719
Less: Valuation allowance	(75,371,969)	(83,802,404)	(88,646,082)

Total deferred income tax assets	2,336,936	2,667,339	1,017,637

Deferred income tax liabilities:
Equipment and leasehold improvements	(417,121)	(397,857)	(484,622)
Other comprehensive income	—	(334,778)	—
Intangible asset	(2,401,145)	(2,153,411)	(722,034)

Net deferred tax liability	$(481,330)	$(218,707)	$(189,019)

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

Our wholly-owned subsidiary, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of April 30, 2010, April 30, 2011 and December 31, 2011 on the accompanying consolidated balance sheets. Included in the net deferred tax liability at April 30, 2010 was a deferred amount of $0.4 million consisting of the tax effected difference between the book value and tax basis of the Grand Valley wind farm asset that was sold in February 2011(see Note 3). The deferred tax amount was reclassified as a current tax payable upon the completion of the asset sale and is included in other accrued liabilities in the accompanying consolidated balance sheets as of April 30, 2011 and December 31, 2011.

Undistributed earnings of Schneider Power at December 31, 2011 are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

For the year ended April 30, 2011, $0.2 million was recognized as the net income tax benefit attributable to operations, which included a tax benefit of $0.3 million associated with the reduction of other comprehensive income for the tax effects of foreign currency gains.

Loss from operations before income taxes for the years ended April 30, 2009, 2010 and 2011 and for the eight month period ended December 31, 2011 attributable to domestic operations was $28.0 million, $46.2 million, $8.1 million, and $29.2 million, respectively, and loss attributable to foreign operations was zero, $0.1 million, $3.2 million, and $9.3 million, respectively.

At December 31, 2011, we had federal net operating loss carryforwards of approximately $218 million available to offset future federal taxable income that expire between the years 2021 and 2031. We had state net operating loss carryforwards of approximately $121 million available to offset future state taxable income that expire between the years 2013 and 2031.

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

At December 31, 2011, our U.S. federal tax returns related to the years ended April 30, 2007 through April 30, 2011 and for the Transition Period ended December 31, 2011 remain open to examination by the tax authorities. However, we have consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended April 30			Eight Months Ended December 31, 2011
	2009	2010	2011
Numerators for basic and diluted loss per share data:
Net loss attributable to stockholders	$(27,992,652)	$(46,294,327)	$(11,030,405)	$(38,497,280)
Denominator for basic and diluted loss per share data - weighted-average shares	4,600,666	6,459,899	9,700,395	15,577,364
Basic and diluted per share data:
Net loss attributable to stockholders	$(6.08)	$(7.17)	$(1.14)	$(2.47)

For the periods presented above, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	As of April 30			As of December 31, 2011
	2009	2010	2011
Stock Options	236,928	213,023	420,784	398,599
Warrants	1,638,050	2,333,322	4,916,374	18,578,718
Convertible Notes	327,803	757,559	1,298,151	3,282,412
Term Notes	1,876,901	631,187	300,000	1,195,000
Lender Commitment	—	704,225	—	—

	4,079,682	4,639,316	6,935,309	23,454,729

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results of Operations (unaudited)

A summary of the unaudited quarterly results of operations follows (in thousands, except per share amounts):

	$(00,00,000)	$(00,00,000)	$(00,00,000)	$(00,00,000)
	Three Months Ended:
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Year Ended April 30, 2010
Net product sales	$188	$425	$475	$362
Contract revenue	2,906	2,230	1,005	2,014
Total revenue	3,094	2,655	1,480	2,376
Cost of product sales, non-affiliate	267	595	329	382
Gross profit (loss) on product sales	(79)	(170)	146	(20)
Research and development expense	3,795	3,509	2,946	3,284
Net income (loss)	(12,264)	(42,673)	14,143	(5,500)
Net income (loss) per share—basic	(2.34)	(7.00)	2.00	(0.74)
Net income (loss) per share—diluted	(2.34)	(7.00)	0.40	(0.74)
Weighted average shares outstanding:
Basic	5,238	6,094	7,074	7,465
Diluted	5,238	6,094	8,627	7,465

	$(00,00,000)	$(00,00,000)	$(00,00,000)	$(00,00,000)
	Three Months Ended:
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Year Ended April 30, 2011
Net product sales	$644	$835	$953	$2,112
Contract revenue	2,916	3,050	3,653	6,111
Total revenue	3,560	3,885	4,606	8,223
Cost of product sales, affiliate	—	—	—	78
Cost of product sales, non-affiliate	559	878	754	1,424
Gross profit (loss) on product sales	85	(43)	199	610
Research and development expense	3,731	4,177	5,021	5,169
Net loss	(1,615)	(1,455)	(7,752)	(208)
Net loss per share—basic	(0.18)	(0.15)	(0.82)	(0.02)
Net loss per share—diluted	(0.18)	(0.15)	(0.82)	(0.02)
Weighted average shares outstanding:
Basic	9,018	9,390	9,400	11,037
Diluted	9,018	9,390	9,400	11,037

	$(00,00,000)	$(00,00,000)	$(00,00,000)	$(00,00,000)
	Three Months Ended July 31, 2011	Three Months Ended October 31, 2011	Two Months Ended December 31, 2011
Eight Months Ended December 31, 2011
Net product sales	$3,213	$9,260	$2,579
Contract revenue	3,541	3,762	2,123
Total revenue	6,754	13,022	4,702
Cost of product sales, affiliate	197	1,427	648
Cost of product sales, non-affiliate	1,814	5,295	1,376
Gross profit on product sales	1,202	2,538	555
Research and development expense	3,496	3,796	3,020
Net loss	(7,865)	(8,401)	(22,231)
Net loss per share—basic	(0.58)	(0.53)	(1.24)
Net loss per share—diluted	(0.58)	(0.53)	(1.24)
Weighted average shares outstanding:
Basic	13,664	15,973	17,867
Diluted	13,664	15,973	17,867

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

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems segment supplies advanced propulsion and fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. We also provide our propulsion systems, compressed natural gas (CNG) and hydrogen storage products for hybrid and fuel cell applications, to major OEMs and certain governmental agencies through funded research and development contracts and on a prototype and production intent basis. This segment’s business operations primarily consist of design, integration and supply of electric drive and control system technologies and manufacture and supply of packaged fuel systems for use in CNG, hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Electric Drive & Fuel Systems segment generates product revenues through: (i) the sale of hybrid sub-systems and control systems included in the Q-Drive powertrain system for the Fisker Karma production vehicle, (ii) the sale of hydrogen and CNG fuel storage, fuel delivery, and electronic control systems to OEMs, (iii) the installation of our systems into OEM vehicles, (iv) the sale of transportable hydrogen refueling stations, and (v) the sale of CNG, propane, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications.

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

Research and development is expensed as incurred and is primarily related to the operations of the Electric Drive & Fuel Systems business segment for each of the periods presented. Research and development expense includes both customer-funded research and development and internally-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in our Electric Drive & Fuel Systems business segment that are funded under customer contracts.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 9, 2011, we announced that Schneider Power had entered into a purchase and sale agreement with an unrelated third party for the purchase by Schneider Power of 100% of the shares of Zephyr Wind Farms Limited (Zephyr) for a contingent purchase price ranging from CDN 2.0 million to CDN 2.5 million (the “Zephyr Agreement”). Zephyr is the owner of a potential 10 megawatt wind farm development project located in Ontario, Canada. The closing of the transactions contemplated by the Zephyr Agreement remains subject to the parties satisfaction (or waiver) of a number of closing conditions including, without limitation, approval by each party’s board of directors and/or shareholders, as applicable, and consent from our senior lender. The Zephyr Agreement, as last amended on November 29, 2011, required the transaction to be completed by December 16, 2011. Although the parties were unable to satisfy certain closing conditions by such date, we continue to have discussions with the seller regarding further extending the closing date.

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

Activities of Quantum Solar are included in our Corporate segment and to date principally consist of plant and equipment expenditures for solar module production capability, net of impairments recognized in the eight months ended December 31, 2011. Quantum Solar has suspended all activities associated with its anticipated solar module manufacturing operation. If Quantum Solar commences a manufacturing operation in the future, we anticipate that we will report these activities under a new business segment separate from the Electric Drive & Fuel Systems, Renewable Energy and Corporate reporting segments.

Geographic Information

Our long-lived assets as of April 30, 2010, April 30, 2011 and December 31, 2011 are primarily based within facilities in Irvine and Lake Forest, California and on our wind farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we may continue to develop as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Our revenue by country is as follows (in thousands):

	Year Ended April 30,			Eight Months Ended December 31, 2011
	2009	2010	2011
United States	$20,589	$8,753	$15,344	$14,040
Germany	2,577	557	2,470	3,001
Finland	—	—	1,392	7,062
Canada	—	87	904	334
India	—	176	130	27
France	—	—	21	—
China	—	—	13	—
Iceland	71	28	—	—
Japan	21	3	—	—
Other	—	1	—	14

Total	$23,258	$9,605	$20,274	$24,478

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment

Selected financial information by business segment is as follows:

	Year Ended April 30,			Eight Months Ended December 31, 2011
	2009	2010	2011
Total Revenue
Electric Drive & Fuel Systems	$23,257,720	$9,590,085	$19,605,178	$24,302,343
Renewable Energy	—	15,064	669,070	175,378
Corporate	—	—	—	—

Total	$23,257,720	$9,605,149	$20,274,248	$24,477,721

Operating Loss
Electric Drive & Fuel Systems	$(14,398,443)	$(10,910,416)	$(5,689,421)	$(16,961,774)
Renewable Energy	—	(76,904)	(2,873,876)	(8,994,887)
Corporate	(10,718,785)	(9,517,294)	(9,249,974)	(9,416,789)

Total	$(25,117,228)	$(20,504,614)	$(17,813,271)	$(35,373,450)

Product Gross Profit (Loss)
Electric Drive & Fuel Systems:
Net product sales	$975,098	$1,437,467	$4,231,695	$14,876,349
Cost of product sales, affiliate	—	—	(78,416)	(2,272,139)
Cost of product sales, non-affiliates	(2,288,237)	(1,559,546)	(3,514,207)	(8,380,814)

Gross profit (loss)	$(1,313,139)	$(122,079)	$639,072	$4,223,396

Renewable Energy:
Net product sales	$—	$12,992	$312,063	$175,378
Cost of product sales	—	(13,834)	(100,203)	(104,238)

Gross profit (loss)	$—	$(842)	$211,860	$71,140

Capital Expenditures
Electric Drive & Fuel Systems	$2,663,315	$337,821	$269,056	$782,444
Renewable Energy	—	—	1,482,526	289,484
Corporate	2,157,000	108,000	—	9,139

Total	$4,820,315	$445,821	$1,751,582	$1,081,067

Depreciation
Electric Drive & Fuel Systems	$1,808,469	$1,219,405	$1,147,070	$756,026
Renewable Energy	—	13,087	96,375	63,881
Corporate	11,000	36,000	33,890	12,784

Total	$1,819,469	$1,268,492	$1,277,335	$832,691

Amortization and Impairment of Intangibles and Other Long-Lived Assets
Electric Drive & Fuel Systems	$7,020,607	$—	$—	$18,000,000
Renewable Energy	—	869,242	1,425,893	7,772,383
Corporate	—	—	—	1,658,572

Total	$7,020,607	$869,242	$1,425,893	$27,430,955

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by reporting segment are as follows:

	April 30, 2010	April 30, 2011	December 31, 2011
Identifiable Assets
Electric Drive & Fuel Systems	$38,777,359	$41,040,995	$26,008,797
Renewable Energy - asset held for sale	2,089,947	—	—
Renewable Energy - all other assets	14,717,614	14,699,500	5,846,671
Corporate	17,433,207	16,229,552	14,581,281

	$73,018,127	$71,970,047	$46,436,749

18. Revenue and Purchase Concentrations

Fisker Automotive comprised 59%, 46%, 56% and 61% and General Motors comprised 13%, 12%, 13% and 14%, and U.S. Army comprised 13%, 11%, 1% and 0%, of the total consolidated revenue reported for the years ended April 30, 2009, 2010 and 2011, and for the eight months ended December 31, 2011, respectively.

As of April 30, 2010, April 30, 2011 and December 31, 2011, Fisker Automotive’s accounts receivable comprised 45%, 61% and 54%, and General Motors and affiliated companies’ accounts receivable comprised 7%, 14% and 13%, of our total outstanding accounts receivable, respectively.

For the years ended April 30, 2009, 2010 and 2011, and for the eight months ended December 31, 2011, purchases from one supplier constituted approximately 26%, 20%, 15% and 24%, respectively, of net raw materials purchases. For the years ended April 30, 2009, 2010 and 2011, and for the eight months ended December 31, 2011, ten suppliers accounted for approximately 80%, 75%, 70% and 90%, respectively, of net raw materials purchases.

19. Commitments and Contingencies

Leases

As discussed in Note 8, we account for future commitments under a certain facility that we lease in Lake Forest, California, as a liability, effective on the cease-use date of June 30, 2011, as a result of a long-term sub-lease arrangement that we executed on June 29, 2011. We have certain other non-cancelable operating leases for facilities and equipment that are not accounted for as liabilities under GAAP. Future minimum lease commitments under these other non-cancelable operating leases at December 31, 2011 are as follows:

Lease Commitments
Calendar year 2012	$2,152,258
Calendar year 2013	2,216,022
Calendar year 2014	2,283,012
Calendar year 2015	1,461,372
Thereafter	—

Total minimum lease payments	$8,112,664

Total rental expense recognized under our operating leases for the years ended April 30, 2009, 2010 and 2011 and for the eight months ended December 31, 2011 was approximately $1.7 million, $2.8 million, $2.9 million and $1.6 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses. Rental expense excludes the charges recognized in connection with the long-term sub-lease arrangement discussed in Note 8.

Our corporate headquarters is located in Irvine, California. The facility in Irvine is leased from Cartwright, LLC and another unrelated party (collectively referred to as “Cartwright LLC”). Our chief executive officer and an irrevocable trust

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established by our chairman of the board own 50% and 36.67%, respectively, of Cartwright, LLC. The remaining 13.33% of Cartwright, LLC is owned by an unrelated party. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. We made cash payments to Cartwright LLC during the years ended April 30, 2009, 2010 and 2011 and during the eight month period ended December 31, 2011 in amounts totaling $0.9 million, $0.7 million, $1.0 million and $0.6 million, respectively.

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

Contributions attributable to us approximated $0.3 million, $0.2 million, $0.2 million and $0.2 million for the years ended April 30, 2009, 2010 and 2011 and for the eight months ended December 31, 2011, respectively.

Employment Agreements

We have entered into employment agreements with our Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. Our total obligation under the terms of these agreements is approximately $5.6 million for those agreements that are in place as of January 1, 2012. The total obligation consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by us and benefit continuation to the employees assuming a cost to us of 15% of base salaries.

Strategic Alliance with General Motors

Our ten year strategic alliance agreement with General Motors, which was comprised of several agreements and arrangements, ended in July 2011. However certain provisions under these agreements, subject to conditions and the alliance arrangement, provide future revenue sharing arrangements to General Motors for products sold using certain technologies developed under the alliance. Potential revenue sharing payments could equal 5% of applicable gross revenue through July 23, 2015, 4% for the ten-year period ending July 23, 2025, 3% for the ten-year period ending July 23, 2035, and 2% for the ten-year period ending July 23, 2045. The agreements also contemplate a final revenue sharing payment to General Motors equal to the present value of future revenue sharing payments that would otherwise be payable to General Motors on an annual basis assuming an income stream to General Motors of 2% of our gross revenues in perpetuity. No royalty expense was incurred under the arrangement for any of the periods presented in the financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Comparative Prior Year Information

The Transition Period covers the consolidated statement of operations, changes in equity and cash flows for the eight months ended December 31, 2011. Comparative data for the consolidated statement of operations for the eight month period ended December 31, 2010 is as follows:

	Eight Months Ended December 31, 2010(1)	Eight Months Ended December 31, 2011
	(Unaudited)
Condensed Consolidated Statements of Operations Data:
Total revenue	$10,515,463	$24,477,721
Product gross profit	173,703	4,294,536
Amortization and impairment of long-lived assets	(281,928)	(27,430,955)
Operating loss	(12,684,314)	(35,373,450)
Income tax benefit (expense)	(59,635)	14,718
Loss from operations before income taxes	(6,466,285)	(38,511,998)
Net loss attributable to stockholders	(6,525,920)	(38,497,280)
Net loss per share – basic and diluted	(0.71)	(2.47)

(1)	The 2010 eight month period has been prepared on a pro forma and unaudited basis and includes certain estimates.

21. Subsequent Events

Pursuant to an underwriting agreement entered into on December 15, 2011, we granted the underwriters a 30-day option (the “Over-Allotment Option”) to purchase up to 1,509,062 units (the “Units”), with each Unit consisting of one share of common stock and one warrant to purchase 0.6 of a share of common stock, to cover overallotments further to the underwritten public offering of 10,526,315 Units that closed on December 21, 2011 (the “December 2011 Offering”). On January 13, 2012, the underwriters exercised their Over-Allotment Option with respect to 221,250 Units at a price to the public of $0.95 per Unit. The closing of the Over-Allotment Option occurred on January 19, 2012, resulting in net proceeds to us of $0.2 million after deducting underwriting discounts and commissions.

On January 31, 2012, we fully repaid the August 2011 Bridge Term Notes in cash, which included the repayment of $1,150,000 of principal plus accrued interest.

On February 10, 2012, we entered into an amendment with our senior lender to, among other things, amend the terms of the Consent Fee Note. The material amendments to the Consent Fee Note were as follows: (i) we can settle payment demands using shares our common stock as long as the VWAP for the three trading days preceding a payment demand is at least $0.95 per share. Prior to the execution of the amendment, the VWAP had to be at least $2.00 per share in order for us to have the right to settle a payment demand in shares, (ii) after taking into account the $700,000 payment demand made in connection with the execution of the amendment (see February 10, 2012 demand below), the aggregate amount of future payment demands that our senior lender can make prior to April 10, 2012 is limited to $600,000 (see March 7, 2012 demand below), and (iii) with respect to the $700,000 and $600,000 payment demands described below, a deemed VWAP price of $0.9524 per share was required to be used to determine the number of shares delivered in settlement of the payment demands.

On February 10, 2012, our senior lender made a payment demand of $700,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 735,000 shares to the senior lender on February 13, 2012 in settlement of the payment demand.

On February 14, 2012, our stockholders authorized the Board of Directors to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000, of which 100,000 are designated as Series B common stock.

On March 7, 2012, our senior lender made a payment demand of $600,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 630,000 shares to the senior lender on March 9, 2012 in settlement of the payment demand.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 20, 2012, we fully repaid the Unsecured “A” Convertible Notes that originated in September and October of 2011 in cash, which included the repayment of $3,811,900 of principal plus accrued interest.

On March 20, 2012 and March 21, 2012, we completed underwritten public offerings which provided us with total gross proceeds from investors of $14,551,200 in exchange for the issuance to investors of a total of: (i) 17,200,000 shares of common stock at $0.83 per share, (ii) warrants to purchase up to 10,320,000 shares of common stock (the “Series B Warrants”) at $0.01 per warrant, and (iii) warrants to purchase up to 17,200,000 shares of common stock and up to 8,084,000 additional Series B Warrants (the “Series C Warrants”) at $0.01 per warrant. The offering also provides an over-allotment option to the underwriters to purchase up to an additional 2,580,000 shares of common stock at $0.83 per share, and/or an additional 1,548,000 Series B Warrants at $0.01 per warrant and/or an additional 2,580,000 Series C Warrants at $0.01 per warrant. The underwriters exercised the full amount of their over-allotment option on the Series B Warrants and the Series C Warrants that closed on March 21, 2012 and exercised their over-allotment option to purchase 1,625,000 shares of common stock that closed on March 23, 2012 which provided us with additional gross proceeds of $1,390,030 associated with the offering. After factoring in applicable underwriter discounts and transaction costs, we expect the net proceeds from the March 2012 closings to be approximately $14.4 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts are as follows:

Account Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:
Year ended April 30, 2009	$606,961	$(80,922)	$(81,436)	$444,603
Year ended April 30, 2010	444,603	9,316	(381,810)	72,109
Year ended April 30, 2011	72,109	131,791	(27,149)	176,751
Eight months ended December 31, 2011	176,751	109,298	(12,891)	273,158
Provision for obsolescence reserve:
Year ended April 30, 2009	$1,055,548	$1,294,945	$(85,225)	$2,265,268
Year ended April 30, 2010	2,265,268	618,357	(2,374)	2,881,251
Year ended April 30, 2011	2,881,251	154,879	5,258	3,041,388
Eight months ended December 31, 2011	3,041,388	(31,273)	—	3,010,115
Warranty reserve:
Year ended April 30, 2009	$665,606	$(22,823)	$(419,290)	$223,493
Year ended April 30, 2010	223,493	340,444	(474,183)	89,754
Year ended April 30, 2011	89,754	(1,071)	(41,030)	47,653
Eight months ended December 31, 2011	47,653	271,719	(1,418)	317,954

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2012

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]

Power of Attorney

Each director and officer of the Company whose signature appears below hereby appoints Alan P. Niedzwiecki and W. Brian Olson, and each of them individually, as his or her true and lawful attorney-in-fact and agent to sign in his name and behalf, in any and all capacities stated below, and to file this Transition Report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN P. NIEDZWIECKI Alan P. Niedzwiecki	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2012

/S/ W. BRIAN OLSON W. Brian Olson	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2012

/S/ BRADLEY J. TIMON Bradley J. Timon	Controller (Principal Accounting Officer)	March 28, 2012

/S/ DALE L. RASMUSSEN Dale L. Rasmussen	Chairman of the Board of Directors	March 28, 2012

/S/ DAVID M. MAZAIKA David M. Mazaika	Chief Operating Officer	March 28, 2012

/S/ BRIAN A. RUNKEL Brian A. Runkel	Director	March 28, 2012

/S/ G. SCOTT SAMUELSEN G. Scott Samuelsen	Director	March 28, 2012

/S/ CARL E. SHEFFER Carl E. Sheffer	Director	March 28, 2012

/S/ PAUL GRUTZNER Paul Grutzner	Director	March 28, 2012

/S/ JONATHON LUNDY Jonathon Lundy	Director	March 28, 2012