Form 10-KT/A
period 2011-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2012-04-27
CIK 1166380

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 1)

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 20, 2012: 47,028,619 shares of common stock, $.02 par value per share, and 49,998 shares of Series B common stock, $.02 par value per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

FORM 10-KT/A

Explanatory Note

This Amendment No. 1 on Form 10-KT/A amends the Annual Report on Form 10-KT of Quantum Fuel Systems Technologies Worldwide, Inc., for the eight month transition period ended December 31, 2011 as originally filed with the Securities and Exchange Commission (SEC) on March 28, 2012 (the “Original Filing”). This Form 10-KT/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which is required to be filed within 120 days from our fiscal year end. In addition, this Form 10-KT/A amends Item 15 of Part IV of the Original Filing to include new certifications by our Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-KT/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-KT/A. Accordingly, this Form 10-KT/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-KT/A should be read in conjunction with the Original Filing and any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), gives our Board of Directors the authority to fix, from time to time, the size of our Board; provided that, the number shall not be less than four nor more than eleven. The size of our Board is currently fixed at seven members. In accordance with our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”), the terms of office of our Board of Directors are divided into three classes as nearly equal in size as possible with staggered three-year terms: Class I, whose term will expire at our 2014 annual meeting of stockholders, Class II, whose term will expire at our 2012 annual meeting of stockholders, and Class III, whose term will expire at our 2013 annual meeting of stockholders. Our Class I directors are Paul E. Grutzner, Brian A. Runkel and Carl E. Sheffer; our Class II directors are G. Scott Samuelsen and Jonathan Lundy; and our Class III directors are Alan P. Niedzwiecki and Dale L. Rasmussen.

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

Information About Our Directors

Below is the name, age, term of service, principal occupation and certain other pertinent information of our directors:

Directors Whose Term Continues Until our 2012 Annual Meeting

G. Scott Samuelsen, age 69, has served as one of our directors since July 2002. Since 1970, Dr. Samuelsen has been a professor at the University of California, Irvine, and is currently a Professor of Mechanical, Aerospace and Environmental Engineering, a Henry Samueli Endowed Chair, and serves as the Director of the National Fuel Cell Research Center, the UCI Combustion Laboratory, and the Advanced Power and Energy Program. He also serves as a co-Chair of the California Stationary Fuel Cell Collaborative, and a Fellow of the American Society of Mechanical Engineers. Dr. Samuelsen received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of California, Berkeley.

Jonathan Lundy, age 48, was appointed to our Board of Directors on April 16, 2010 in connection with our acquisition of Schneider Power Inc. Mr. Lundy is Senior Vice President, General Manager WOU, Atomic Energy of Canada Limited (“AECL”), a full service nuclear energy company. Prior to his joining AECL, from October 2011 to January 2012, Mr. Lundy served as Chief Restructuring Officer of ATS Automation Inc. From September 2009 to October 2011, Mr. Lundy served as AECL’s Senior Vice President and General Counsel. From June 2008 to August 2009, Mr. Lundy served as Chief Executive Officer of our subsidiary, Schneider Power Inc. From October 2000 to May 2007, Mr. Lundy served respectively as General Counsel, and then President, Power and Generation, for Hydrogenics Corporation, a developer and manufacturer of fuel cell and electrolyzer technologies. Mr. Lundy has a BA and LLB from the University of Western Ontario. Mr. Lundy was a director of Schneider Power from August 2008 to April 2010.

Directors Whose Terms Continue Until our 2013 Annual Meeting

Alan P. Niedzwiecki, age 55, has served as our President and on our Board of Directors since February 2002, and was appointed as our Chief Executive Officer in August 2002. Mr. Niedzwiecki served as our Chief Operating Officer from November 2001 until he was appointed as our Chief Executive Officer in August 2002. From October 1999 to November 2001, Mr. Niedzwiecki served as our Executive Director of Sales and Marketing. From February 1990 to October 1999, Mr. Niedzwiecki was President of NGV Corporation, an engineering and marketing/commercialization consulting company. Mr. Niedzwiecki has more than 25 years of experience in the alternative fuels industry in product and technology development and commercialization relating to mobile, stationary power generation and refueling infrastructure solutions. Mr. Niedzwiecki is a graduate of Southern Alberta Institute of Technology.

Dale L. Rasmussen, age 62, has served as a member of our Board of Directors since October 2000, and was appointed as Chairman of the Board in February 2002. On May 1, 2006, Mr. Rasmussen became a full-time employee of the Company. His areas of responsibility include acquisitions, joint ventures, strategic alliances and investor and stockholder relations. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies, Inc., a Delaware corporation, from 1989 through 2005. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years and was responsible for managing the bank’s investment portfolio and branch and corporate development. Mr. Rasmussen is a graduate of Western Washington University and Pacific Coast Banking School, University of Washington.

Directors Whose Terms Continue Until our 2014 Annual Meeting

Paul E. Grutzner, age 46, has served as one of our directors since July 2005. Mr. Grutzner founded ClearPoint Financial, LLC, an independent pension consulting firm in 2002, and currently serves as its Managing Partner. Prior to founding ClearPoint Financial, LLC, Mr. Grutzner held positions consulting on retirement plans with RBC Dain Rauscher and CIBC Oppenheimer. He received a B.S. in Agricultural Economics and Sociology from the University of Wisconsin, Madison.

Brian A. Runkel, age 51, has served as one of our directors since July 2002. Since 1993, Mr. Runkel has served as President of Runkel Enterprises, an environmental consulting firm. Mr. Runkel also serves as Executive Director of the California Environmental Business Council, a non-profit trade and business association representing the California environmental technology and services industries. He received a B.A. in International Relations from George Washington University, and a J.D. from Harvard Law School.

Carl E. Sheffer, age 66, has served as one of our directors since March 2005. Mr. Sheffer is President of Sheffer Enterprises, LLC, a consulting organization focused on the automotive industry, and has over 38 years of experience in the automotive industry. Prior to forming Sheffer Enterprises, Mr. Sheffer was Vice President, OEM Relations, for the Specialty Equipment Market Association (“SEMA”). During his 8 1/2 years with SEMA, Mr. Sheffer was responsible for all of the association’s interactions with the original equipment manufacturers , including trade show participation, technology transfer programs, new vehicle measuring sessions and various dealer relations initiatives. Between 1972 and 1999, Mr. Sheffer held a variety of roles in human resources management, manufacturing, public relations and public policy for General Motors Corporation. Mr. Sheffer received a B.S. in business administration from Central Michigan University and a Master’s degree from Oakland University.

Executive Officers

A list of our executive officers is included in Part I, Item 1 of the Original Filing under the heading “Executive Officers.”

Corporate Governance

Board Independence

Nasdaq listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as defined under Nasdaq rules and as affirmatively determined by the board of directors. After review of all the relevant transactions or relationships between each director (and his family members) and the Company, senior management, and our independent auditors, our Board of Directors has affirmatively determined that at all times during the eight month transition period ended December 31, 2011 at least four of the seven directors (Messrs. Grutzner, Runkel, Samuelsen and Sheffer) were independent directors within the meaning of applicable Nasdaq rules.

Committees of the Board of Directors

Audit Committee. The Corporation has a separately-designated standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended. The members of our Audit Committee are Messrs. Grutzner (Chair), Runkel and Samuelsen, each of whom is “independent” under applicable Nasdaq rules. During the eight month period ended December 31, 2011, there were four meetings of the Audit Committee. The Audit Committee reviews our accounting and auditing procedures, reviews our audit and examination results and procedures and consults with our management and our independent auditors prior to the presentation of our financial statements to stockholders. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors and reviews the independence of the independent auditors as a factor in making these determinations. The Audit Committee meets alone with our independent auditors and with management in separate executive sessions and grants our independent auditors free access to the Audit Committee at any time.

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

The Board of Directors has adopted a formal Audit Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charter.”

Compensation Committee. The current members of our Compensation Committee are Messrs. Grutzner, Runkel and Samuelsen (Chair), each of whom is “independent” under applicable Nasdaq rules. During the eight month period ended December 31, 2011, there were nine meetings of the Compensation Committee. The Compensation Committee reviews and makes recommendations to our Board of Directors concerning salaries and incentive compensation for our officers and employees, identifies performance measures for our executive officers, oversees the administration of our employee benefit plans and approves new plans. The Compensation Committee administers our stock incentive plans. The Compensation Committee may form and delegate authority to subcommittees when appropriate.

For a discussion of the role of compensation consultants in determining or recommending the amount or form of executive compensation during the eight months ended December 31, 2011, see “Compensation Discussion and Analysis—Compensation Objectives and Philosophy” in this report.

The Board of Directors has adopted a formal Compensation Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charter.”

Nominating and Governance Committee. The members of our Nominating and Governance Committee are Messrs. Grutzner, Runkel (Chair) and Sheffer, each of whom is “independent” under applicable Nasdaq rules. During the eight month period ended December 31, 2011, there was one meeting of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for identifying and recommending qualified individuals to become members of our Board of Directors, determining the composition of the Board of Directors and its committees, reviewing Board of Directors’ compensation and benefits, reviewing our compliance with the applicable Nasdaq corporate governance listing standards, evaluating compliance with our code of ethics, and implementing processes for effective communication with our stockholders, including reviewing stockholder proposals properly submitted to us.

The Board of Directors has adopted a formal Nominating and Governance Committee Charter, which is available on our website at www.qtww.com under “Company-Corporate Governance-Corporate Governance Charter.”

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com under “Company-Corporate Governance-Code of Ethics.” In addition, we will provide to any person a copy of our Code of Business Conduct and Ethics upon written request to:

Quantum Fuel Systems Technologies Worldwide, Inc.

Attn: Corporate Secretary

17872 Cartwright Road

Irvine, CA 92614

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during the eight month period ended December 31, 2011 all directors, executive officers, and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This discussion and analysis addresses the Company’s and the Compensation Committee’s compensation philosophy and the material elements of compensation packages for the Company’s named executive officers. As used in this report, the term “named executive officers” means the Company’s Chief Executive Officer, Chairman of the Board, Chief Financial Officer, Chief Operating Officer and Vice President-Legal.

Compensation Objectives and Philosophy

The objective of the Company’s executive compensation program is to create long-term value for the Company’s stockholders by offering a compensation package to the Company’s named executive officers that is designed to (i) attract talented individuals with unique skill sets and experience in the renewable energy/clean technology sector, (ii) incentivize and motivate those talented individuals to apply their unique skill sets at a superior level and in furtherance of the Company’s strategic plan, (iii) reward those individuals for extraordinary contributions to the Company and major achievements, and (iv) retain those talented and motivated individuals to lead the Company’s future development, growth and success.

The Compensation Committee believes that in order to achieve the Company’s compensation objectives it is important to offer the named executive officers a compensation package that provides total compensation that is competitive to packages offered by other companies in the same or similar industries. The Compensation Committee may, from time to time, consider benchmarking data, internet-based compensation information and resources, and, as needed, the advice of one or more compensation consultants in order to ensure that the compensation paid to the named executed officers remains competitive. All compensation consultants are engaged directly by the Compensation Committee. In August 2011, the Compensation Committee engaged Semler-Brossy Consulting Group, LLC to conduct a peer review study. The report commissioned by the Compensation Committee included a select “peer” group consisting of the following comparable companies: FuelCell Energy, Inc., Ener1, Inc., Capstone Turbine Corp., Graham Corp., Active Power, Inc., Valence Technology, Inc., Plug Power, Inc., UQM Technologies, Inc., Enova Systems, Inc., Altair Nanotechnologies, Inc., Ocean Power Technologies, Inc., KL Energy Corp., and Syntroleum Corp.

The primary elements of the compensation package provided to the named executive officers consists of a base salary, discretionary cash bonus, discretionary grant of equity awards under the Company’s 2011 Stock Incentive Plan, employment-related benefits, and certain limited perquisites. On an annual basis, the Compensation Committee performs a review of the compensation package for each of the named executive officers and, subject to any contractual restrictions or limitations, makes any adjustments or modifications that it deems reasonable and necessary in light of the Company’s compensation philosophy and objectives. In performing its review, the Compensation Committee first receives a proposal from the Chief Executive Officer which sets forth the Chief Executive Officer’s recommendations for the other named executive officers regarding (i) salary increases, (ii) the amount of discretionary cash bonus, if any, and (iii) the number of equity incentive awards, if any. The Compensation Committee then considers such recommendations along with various other objective and subjective factors, such as the named executive officer’s individual performance and extraordinary contributions during the year, the Company’s performance, stock performance, the results of the Semler-Brossy report and the desire or need to ensure that the named executive officer remains in the Company’s employ. The compensation package for the Chief Executive Officer is determined solely by the Compensation Committee. The Compensation Committee reviews each element of compensation separately and in the aggregate when making its decisions. In years when discretionary cash bonuses and equity awards are granted, the Compensation Committee also considers the Company’s cash resources and short-term needs in determining the appropriate allocation between the awards. The Compensation Committee has reviewed the Company’s compensation policies and practices and concluded that they do not reward unreasonable risk or promote excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.

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

None of the named executive officers received a pay increase during the eight months ended December 31, 2011. The Compensation Committee based its decision not to increase the base salary of any named executive officers on the following factors: (i) the financial performance of the Company, (ii) the Company’s need to manage its cost structure, (iii) the base salary provided to the named executive officers remains highly competitive, and (iv) the Chief Executive Officer recommended no increase in base salaries.

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

Historically, discretionary cash bonuses have not been awarded on a regular basis. When granted, the amount of such cash bonuses has been in the range of 5% to 25% of the named executive officer’s base salary. Based on the Compensation Committee’s review of management’s recommendation not to award a discretionary bonus to any named executive officer, as well as the Company’s overall financial performance and liquidity position, no discretionary cash bonuses were awarded for the eight month period ended December 31, 2011.

Equity Awards

The Compensation Committee believes that an important component of the compensation paid to the Company’s named executive officers should be derived from equity-based compensation. This compensation takes the form of stock option awards and, under certain circumstances, restricted stock awards. The Compensation Committee believes that stock appreciation and stock ownership in the Company are valuable incentives to executives, that the granting of equity-based awards serves to align their interests with the long-term interests of the stockholders as a whole, and that it encourages executives to manage the Company in its best long-term interests without unreasonable risk-taking.

Prior to October 27, 2011, grants of stock options and restricted stock awards were made under the Company’s 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan was terminated on October 27, 2011, when the Company’s stockholders approved the Company’s 2011 Stock Incentive Plan. Awards made under the 2002 Stock Incentive Plan prior to its termination remain outstanding in accordance with their terms. The Compensation Committee serves as the administrator of the Company’s stock incentive plans.

Stock option awards are generally made on an annual basis in connection with the Compensation Committee’s annual review of the named executive officer’s compensation package. In making its determination as to whether to grant an equity award, the Committee reviews the recommendation made by the Chief Executive Officer (for each of the other named executive officers) as well as objective and subjective performance factors discussed in the Discretionary Cash Bonus section above, plus the named executive officer’s expected future contributions to the Company and the named executive officer’s stock option grant history. However, the Compensation Committee does not give quantitative weight to any particular performance measure.

The Compensation Committee also approves grants of restricted stock awards under the 2011 Stock Incentive Plan to named executive officers on a selective basis. It bases its decision whether to grant restricted stock on whether the executive has made an extraordinary contribution to the Company’s and stockholders’ interests, and/or whether retaining the executive for at least the period of the restrictions is critical to the Company. Restricted stock awards may also be granted in lieu of a cash bonus when the Company’s cash position and needs hinder the payment of a cash bonus.

The Compensation Committee’s policy is to price stock options at the closing price on the date of grant. The 2011 Stock Incentive Plan expressly prohibits re-pricing of outstanding options unless approved by our stockholders. Under the 2002 Stock Incentive Plan, the Committee’s policy was to treat any proposed re-pricing or exchange of stock options, including by amending outstanding options to lower their exercise price or by canceling any outstanding options and replacing them with new options, as a material amendment to the 2002 Stock Incentive Plan, thus, requiring stockholder approval under applicable laws, rules and regulations. The Compensation Committee’s policy is also to require the option and stock awards to vest ratably over a period of time, typically four years for stock options and three years for restricted stock awards.

Based on the Compensation Committee’s review of management’s recommendation not to grant any stock awards and the overall performance of the Company, no equity awards were granted for the eight month period ended December 31, 2011.

Officer Benefits

The named executive officers receive a range of other benefits, including, but not limited to, participation in a 401(k) savings plan, health and dental coverage, Company-paid term life insurance, and standard and supplemental long-term disability coverage. The Company’s focus with respect to benefits for each named executive officer is to provide or offer the individual adequate financial protection (i) against “catastrophes” that will interrupt his or her income (i.e. the executive’s death or disability, or the illness or injury of the executive or his or her spouse or dependent children), and (ii) for the individual to afford to be able to retire; that is, to be able to stop working, after a career in the workforce, without suffering a significant decline in his or her standard of living. The Company expects the individual to share in the costs of providing certain of these protections, and intends that the individual’s wealth accumulation from participating in the Company’s stock plans will be a significant source of retirement income. From November 2007 through March 2010, the Company’s named executive officers were also eligible to participate in a non-qualified deferred compensation plan. The plan was terminated in March 2010.

The Company also provides its named executive officers with severance benefits in the event of an involuntary termination of employment. A description of those severance benefits is described under the heading “Employment Agreements and Change-in-Control Arrangements” below.

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

Employment Arrangements and Change-in-Control Arrangements

Alan P. Niedzwiecki serves as the Company’s President and Chief Executive Officer pursuant to an Amended and Restated Employment Agreement entered into on May 1, 2006, and continues until the earliest of either the Company’s or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $725,000, subject to annual review. The agreement also provides Mr. Niedzwiecki with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks’ paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Niedzwiecki’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Niedzwiecki for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Niedzwiecki obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

Dale L. Rasmussen serves as the Company’s Chairman of the Board pursuant to an Employment Agreement entered into on May 1, 2006, and continues until the earliest of either the Company’s or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $600,000, subject to annual review. The agreement also provides Mr. Rasmussen with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks’ paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Rasmussen’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Rasmussen for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Rasmussen obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

W. Brian Olson serves as the Company’s Chief Financial Officer pursuant to an Employment Agreement entered into on January 10, 2006, and continues until the earliest of either the Company’s or his termination of employment or his disability, death or retirement, as set forth in the agreement. The agreement provides for an annual base salary of $450,000, subject to annual review. The agreement also provides Mr. Olson with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks’ paid vacation per year, (v) a car allowance of $1,500 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Olson’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Olson for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Olson obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

David M. Mazaika serves as the Company’s Chief Operating Officer. Mr. Mazaika’s current annual base salary is $250,000 and is subject to annual review. Mr. Mazaika does not have a written employment agreement, however, his terms of employment include the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) Company provided term life insurance of $125,000, (iii) four weeks’ paid vacation per year, (iv) a car allowance of $1,000 per month, and (v) participation in each incentive compensation plan adopted by the Company.

Kenneth R. Lombardo serves as the Company’s General Counsel, Vice President-Legal, and Corporate Secretary pursuant to an Employment Agreement effective as of July 1, 2005. Mr. Lombardo’s current annual base salary is $260,000 and is subject to annual review. The agreement also provides Mr. Lombardo with the following benefits: (i) the same fringe benefits that are generally made available to the Company’s executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks’ paid vacation per year, (v) a car allowance of $700 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Lombardo’s termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Lombardo for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Lombardo obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.

A summary of the Company’s potential severance and other post-termination obligations can be found in the Potential Payments Upon Termination or Change-In-Control below.

Policy Regarding Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid to the CEO or any of the Company’s other four most highly compensated executive officers. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Equity awards granted under the Company’s 2011 Stock Incentive Plan will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit if they are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Given the Company’s changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with the Company’s overall executive compensation program, even if some executive compensation is not fully deductible by the Company. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible by the Company, and reserves the right to do so in the future when appropriate.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Messrs. Samuelsen (Chair), Runkel and Grutzner, none of whom is, or formerly was, an officer or employee of the Company and none of whom have had any relationship requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers serves as a director or member of the compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on the Company’s Compensation Committee.

Stockholder Advisory Vote on Executive Compensation and Frequency of Advisory Vote

At the 2011 annual meeting of stockholders held on October 27, 2011 for the fiscal year ended April 30, 2011, the Company held its first advisory, non-binding stockholder vote on the compensation of the Company’s named executive officers (commonly referred to as a “say-on-pay” proposal) and the Company’s first advisory, nonbinding vote on the frequency of such say-on-pay proposal. At the 2011 annual meeting, approximately 77% of the votes cast by our stockholders approved the overall compensation of the Company’s named executive officers and a majority of the votes cast were in favor of a frequency of every one year. Despite the fact that the compensation of our named executive officers received strong support from our stockholders, the Compensation Committee is cognizant of the fact that approximately 23% of our stockholders voted against the proposal and is currently in the process of establishing a more formal performance based compensation plan that would replace, in whole or in part, the discretionary aspect of the cash bonus and equity components of the compensation package for our named executive officers. The Compensation Committee is targeting having the formal performance based plan implemented by the end of the 2012 calendar year. In line with the results of the frequency vote, the Company plans to present a “say-on-pay” proposal on an annual basis.

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

G. Scott Samuelsen, Chairman

Brian A. Runkel

Paul E. Grutzner

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered for the eight months ended December 31, 2011, fiscal years ended April 30, 2011, 2010 and 2009 for each of our named executive officers.

Name and Principal Position		Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)		Total
Alan P. Niedzwiecki	Eight months ended December 31, 2011	$483,333	$—	$—	$—	$25,842	(4)	$509,175
President; Chief Executive Officer; Director	Year ended April 30, 2011	$725,000	$—	$147,500	$110,000	$40,820		$1,023,320
	Year ended April 30, 2010	$725,000	$—	$—	$—	$40,861		$765,861
	Year ended April 30, 2009	$725,000	$—	$—	$—	$40,203		$765,203

Dale L. Rasmussen	Eight months ended December 31, 2011	$400,000	$—	$—	$—	$23,201	(5)	$423,201
Chairman of the Board	Year ended April 30, 2011	$600,000	$—	$147,500	$110,000	$34,562		$892,062
	Year ended April 30, 2010	$600,000	$—	$—	$—	$34,307		$634,307
	Year ended April 30, 2009	$600,000	$—	$—	$—	$34,992		$634,992

W. Brian Olson	Eight months ended December 31, 2011	$300,000	$—	$—	$—	$21,766	(6)	$321,766
Chief Financial Officer, Treasurer	Year ended April 30, 2011	$450,000	$—	$147,500	$110,000	$29,662		$737,162
	Year ended April 30, 2010	$450,000	$—	$—	$—	$30,216		$480,216
	Year ended April 30, 2009	$450,000	$—	$—	$—	$106,890		$556,890

Kenneth R. Lombardo	Eight months ended December 31, 2011	$173,333	$—	$—	$—	$12,679	(7)	$186,012
Vice President-Legal; and Corporate Secretary	Year ended April 30, 2011	$260,000	$—	$103,250	$77,000	$18,737		$458,987
	Year ended April 30, 2010	$260,000	$—	$—	$—	$19,153		$279,153
	Year ended April 30, 2009	$260,000	$—	$—	$—	$19,359		$279,359

David M. Mazaika	Eight months ended December 31, 2011	$166,667	$—	$—	$—	$12,900	(8)	$179,567
Chief Operating Officer	Year ended April 30, 2011	$250,000	$—	$88,500	$66,000	$19,350		$423,850
	Year ended April 30, 2010	$250,000	$—	$—	$—	$19,413		$269,413

(1)	Amounts listed in these columns represent the fair value of the stock award estimated on the grant date determined in accordance with generally accepted accounting principles.
(2)	Amounts listed in these columns represent the fair value of the award estimated on the grant date using the Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements in this Transition Report.
(3)	In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named officer which do not exceed $10,000 in the aggregate.
(4)	All Other Compensation for Mr. Niedzwiecki during the eight months ended December 31, 2011 consisted of auto allowance of $8,000, life, long term disability and umbrella insurance premiums of $12,942 and 401(k) match of $4,900.
(5)	All Other Compensation for Mr. Rasmussen in during the eight months ended December 31, 2011 consisted of auto allowance of $8,000, life and long-term disability insurance premiums of $10,301, and 410(k) match of $4,900.
(6)	All Other Compensation for Mr. Olson during the eight months ended December 31, 2011 consisted of auto allowance of $12,000, life and long term disability insurance premiums of $4,866, and 401(k) match of $4,900.

(7)	All Other Compensation for Mr. Lombardo during the eight months ended December 31, 2011 consisted of auto allowance of $5,600, life and long-term disability insurance premiums of $2,179 and 401(k) match of $4,900.
(8)	All Other Compensation for Mr. Mazaika during the eight months ended December 31, 2011 consisted of auto allowance of $8,000 and 401(k) match of $4,900.

Grants of Plan-Based Awards

There were no grants of plan-based awards to any of our named officers during the eight months ended December 31, 2011.

Outstanding Equity Based Awards at December 31, 2011(1)

The following table sets forth the equity awards outstanding as of December 31, 2011 for each of our named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (2)	Number of Securities Underlying Unexercised Options Unexercisable (2)		Option Exercise Price (2)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (2)	Market Value of Shares or Units of Stock that Have Not Vested (3)
Alan P. Niedzwiecki	4,286	—		$22.60	7/25/2012	12,500	$9,125
	5,000	—		$22.60	8/11/2013
	4,545	—		$22.60	3/15/2014
	4,167	—		$22.60	3/3/2015
	5,469	—		$22.60	7/12/2015
	6,250	—		$22.60	8/22/2016
	5,625	1,875	(4)	$16.00	3/14/2018
	3,125	9,375	(5)	$11.80	8/2/2020

Dale L. Rasmussen	2,679	—		$22.60	7/25/2012	12,500	$9,125
	3,571	—		$22.60	8/11/2013
	2,273	—		$22.60	3/15/2014
	4,167	—		$22.60	3/3/2015
	4,688	—		$22.60	7/12/2015
	6,250	—		$22.60	8/22/2016
	5,625	1,875	(4)	$16.00	3/14/2018
	3,125	9,375	(5)	$11.80	8/2/2020

W. Brian Olson	2,679	—		$22.60	8/27/2012	12,500	$9,125
	3,571	—		$22.60	8/11/2013
	2,273	—		$22.60	3/15/2014
	3,472	—		$22.60	3/3/2015
	2,344	—		$22.60	7/12/2015
	5,208	—		$22.60	8/22/2016
	5,625	1,875	(4)	$16.00	3/14/2018
	3,125	9,375	(5)	$11.80	8/2/2020

Kenneth R. Lombardo	625	—		$22.60	7/12/2015	8,750	$6,388
	2,083	—		$22.60	8/22/2016
	3,750	1,250	(4)	$16.00	3/14/2018
	2,187	6,563	(5)	$11.80	8/2/2020

David M. Mazaika	3,750	3,750	(6)	$20.40	1/6/2019	7,500	$5,475
	1,875	5,625	(5)	$11.80	8/2/2020

(1)	All option and stock awards were awarded under our 2002 Stock Incentive Plan prior to its termination on October 27, 2011 when our stockholders approved our 2011 Stock Incentive Plan. Options vest over four years and stock awards vest over three years. No awards have been granted under our 2011 Stock Incentive Plan.
(2)	The table has been adjusted to reflect the effects of the 1-for- 20 reverse stock split implemented on February 8, 2011.
(3)	The amounts in this column represent the fair value of the restricted stock as of December 31, 2011. The closing share price of our common stock was $0.73 on that date.
(4)	The unexercisable portion of the option award vested on March 14, 2012.
(5)	One third of the unexercisable portion of the option award will vest on August 2, 2012, one third will vest on August 2, 2013 and the remaining portion will vest on August 2, 2014.
(6)	Half of the unexercisable portion of the option award vested on January 6, 2012 and the remaining portion will vest on January 6, 2013.

Option Exercises and Restricted Stock Vested

There were no option exercises or restricted stock vested by our named executive officers during the eight month period ended December 31, 2011.

Potential Payments Upon Termination or Change-In-Control

The table below reflects the amount of compensation payable to each of the named executive officers pursuant to each officer’s employment agreement in the event of our termination of employment without cause or the named executive officer’s termination for “good reason” and upon termination of employment following a change in control. The amounts set forth in the table assume that such termination was effective on December 31, 2011.

Name	Base Salary Component	Value of Employee Benefits (1)	Accelerated Vesting (2)	Total Potential Value
Alan P. Niedzwiecki	$1,450,000	$21,646	$9,125	$1,480,771
Dale L. Rasmussen	$1,200,000	$58,194	$9,125	$1,267,319
W. Brian Olson	$900,000	$38,576	$9,125	$947,701
Kenneth R. Lombardo	$520,000	$50,164	$6,388	$576,552
David M. Mazaika (3)	$—	$—	$—	$—

(1)	The amount shown is based on life and health insurance premium rates at current plan elections and family coverage categories.
(2)	The amount shown consists of the assumed gain on the accelerated shares based on a market price of $0.73 per share, the closing price of our common stock as reported on the Nasdaq on December 31, 2011.
(3)	Mr. Mazaika is not a party to a formal written agreement with us providing for any change-in-control compensation.

Compensation of Directors

Board Membership and Board Meeting Fees

Our non-employee directors are paid an annual fee of $30,000 for membership on our Board of Directors. Non-employee directors also received an attendance fee of $2,500 for regularly scheduled quarterly meetings and an attendance fee ranging from $1,000 to $2,500 for special meetings, with the amount of the fee dependent on the length and nature of the special meeting. Non-employee directors are also reimbursed their reasonable travel-related expenses for meetings attended in person.

Committee Fees

Our non-employee directors receive a fee for serving on committees and attending committee meetings. The chairperson of our Audit Committee receives an annual fee of $20,000, the chairperson of our Compensation Committee receives an annual fee of $10,000, and the chairperson of our Nominating and Governance Committee receives an annual fee of $5,000. The non-chair members of our Audit Committee receive an annual fee of $5,000. Members of each committee also received $1,000 for each committee meeting attended. If a non-employee director serves on more than one committee and attends multiple meetings of the same or different committees on the same day, the director receives a single fee of $1,000 for those meetings, or if the committee meeting is held on the same day as a Board meeting, the director receives only the applicable Board meeting fee.

Stock Awards

Non-employee directors are eligible to participate in our 2011 Stock Incentive Plan. Non-employee directors are entitled to receive a one-time grant of stock options to purchase up to 10,000 shares of our common stock when first elected or appointed to serve on our Board of Directors, and an annual grant of stock options to purchase 10,000 shares of our common stock, unless waived. Additional stock option grants and restricted stock grants to directors are at the discretion of management and our Board of Directors. During the eight month period ended December 31, 2011, our non-employee directors did not receive any stock awards and they waived their right to receive the annual grant of stock options.

Director Compensation

The table below sets forth the compensation earned by our directors (excluding directors that are also named executive officers) for the eight month period ended December 31, 2011 and the fiscal year ended April 30, 2011 (1):

Name	Period	Fees Earned	Stock Awards (2)	Option Awards (3)	Total
Paul E. Grutzner (4)	Eight months ended December 31, 2011	$63,000	$—	$—	$63,000
	Year ended April 30, 2011	$81,000	$14,750	$11,000	$106,750
Brian A. Runkel (5)	Eight months ended December 31, 2011	$55,500	$—	$—	$55,500
	Year ended April 30, 2011	$71,000	$14,750	$11,000	$96,750
G. Scott Samuelsen (6)	Eight months ended December 31, 2011	$58,250	$—	$—	$58,250
	Year ended April 30, 2011	$75,000	$14,750	$11,000	$100,750
Carl E. Sheffer (7)	Eight months ended December 31, 2011	$37,000	$—	$—	$37,000
	Year ended April 30, 2011	$46,000	$14,750	$11,000	$71,750
Jonathan Lundy (8)	Eight months ended December 31, 2011	$36,000	$—	$—	$36,000
	Year ended April 30, 2011	$46,233	$14,750	$11,000	$71,983

(1)	On January 13, 2012, Our Board of Directors approved a change in our fiscal year end from the last day in April to the last day of December, effective December 31, 2011.
(2)	Amounts listed in this column represents the fair value of the stock award determined on the August 2, 2010 grant date determined in accordance with generally accepted accounting principles.
(3)	Amounts listed in this column represent the fair value of the option awards estimated on the August 2, 2010 grant date using the Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in Note 12 of the accompanying Notes to Consolidated Financial Statements in this Transition Report.
(4)	Mr. Grutzner has 1,250 restricted stock awards that cliff vest on August 2, 2013 and 4,047 option awards outstanding at December 31, 2011.
(5)	Mr. Runkel has 1,250 restricted stock awards that cliff vest on August 2, 2013 and 6,774 option awards outstanding at December 31, 2011.
(6)	Mr. Samuelsen has 1,250 restricted stock awards that cliff vest on August 2, 2013 and 6,952 option awards outstanding at December 31, 2011.
(7)	Mr. Sheffer has 1,250 restricted stock awards that cliff vest on August 2, 2013 and 4,514 option awards outstanding at December 31, 2011.
(8)	Mr. Lundy has 1,250 restricted stock awards that cliff vest on August 2, 2013 and 2,250 option awards outstanding at December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information about the beneficial ownership of each class of our securities as of April 20, 2012. It shows shares beneficially owned by each of the following:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of any class of our outstanding voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and named executive officers as a group.

We have determined the beneficial ownership shown in this table in accordance with the rules of the SEC. Under those rules, if a person held options or warrants to purchase shares of our common stock that were currently exercisable or exercisable within 60 days of April 20, 2012, those shares are included only in that person’s reported holdings and in the calculation of their percentage ownership of our common stock. As a result, the beneficial ownership percentage of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 20, 2012. Except as otherwise provided herein, the percentage of beneficial ownership is based on 47,028,619 shares of common stock as of April 20, 2012 and does not reflect the 49,998 shares of Series B nonvoting common stock that were outstanding on such date. General Motors owns 100% of the outstanding shares of Series B common stock, which shares will convert on a one-for-one basis into shares of our common stock in the event General Motors transfers such shares to a person that is not controlled by, or under common control with, General Motors. To our knowledge, each person named in the table has sole voting and investment power over the shares listed by that person’s name, except where we have shown otherwise in the footnotes or where community property laws affect ownership rights. Except where we show otherwise, the address of each person in this table is: c/o Quantum Fuel Systems Technologies Worldwide, Inc., 17872 Cartwright Road, Irvine, California 92614.

Name of Beneficial Owner	Shares	Percent
Greater than 5% Stockholders:
Capital Ventures International (1) One Capital Place P.O. Box 1787 GT Grand Cayman, Cayman Islands British West Indies	4,764,547	9.99%

Heights Capital Management, Inc. (1) 101 California Street, Suite 3250 San Francisco, California 94111	4,764,547	9.99%

Hudson Bay Master Fund Ltd (2). Walkers SPV Limited, Walker House PO Box 908GT, Mary Street Georgetown, Grand Cayman Cayman Islands	5,014,459	9.99%

Empery Asset Management, LP (3) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	4,702,414	9.90%

Named Executive Officers and Directors:
Dale L. Rasmussen (4)	52,709	*
Alan P. Niedzwiecki (5)	61,145	*
W. Brian Olson (6)	50,437	*
Kenneth R. Lombardo (7)	19,145	*
David M. Mazaika (8)	15,000	*
Brian A. Runkel (9)	8,136	*
G. Scott Samuelsen (10)	8,924	*
Carl E. Sheffer (11)	5,932	*
Paul E. Grutzner (12)	5,859	*
Jonathan Lundy(13)	3,004	*
All current directors and executive officers as a group (10 persons) (14)	230,291	*

*	Represents less than 1%.
(1)	Includes 664,547 shares of common stock that are issuable upon exercise of warrants. Heights Capital Management, Inc. serves as investment manager to Capital Ventures International. Therefore, Heights Capital Management, Inc. and Capital Ventures International have joint voting and dispositive power with respect to the shares, such that each entity is deemed to beneficially own the shares. Capital Ventures International and Heights Capital Management disclaim any beneficial ownership of any such shares, except for their pecuniary interest therein. This information was derived from Schedule 13G filed by Capital Ventures International on March 26, 2012.
(2)	Includes 3,166,169 shares of common stock that are issuable upon exercise of warrants. Hudson Bay Capital Management, L.P., which is the investment manager to Hudson Bay Master Fund Ltd., may be deemed to be the beneficial owner of all shares of common stock held by Hudson Bay Master Fund Ltd. Sander Gerber serves as the manager member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Mr. Gerber disclaims beneficial ownership of these shares. This information was derived from Schedule 13G filed by Hudson Bay Master Fund Ltd. on March 26, 2012.
(3)	Includes 470,514 shares of common stock issuable upon exercise of warrants. Empery AM GP, LLC, the general partner of Empery Asset Management, LP (“EAM”), has investment discretion and voting power over the shares held by EAM. Ryan Lane and Martin Hoe, in their capacity as managing members of Empery AM GP, LLC, may also be deemed to have investment discretion and voting power over the shares held by EAM. Mr. Lane and Mr. Hoe disclaim beneficial ownership of these shares. This information was derived from Schedule 13G filed by EAM on March 19, 2012.
(4)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 34,253 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(5)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 40,342 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(6)	Includes 12,500 shares of restricted stock that vests on August 2, 2013, and 30,172 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(7)	Includes 8,750 shares of restricted stock that vests on August 2, 2013 and 9,895 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(8)	Includes 7,500 shares of restricted stock that vests on August 2, 2013 and 7,500 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(9)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 5,836 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(10)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 6,014 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.

(11)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 3,576 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(12)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, and 3,109 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012.
(13)	Includes 1,250 shares of restricted stock that vests on August 2, 2013, 812 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012 and 472 shares owned by spouse.
(14)	Includes an aggregate of 60,000 shares of restricted stock, 141,509 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 20, 2012, and 472 shares owned by Mr. Lundy’s spouse. All shares of unvested restricted stock may be voted by the holders thereof at meetings of our stockholders.

Equity Compensation Plan Information

The following table sets forth information about shares of our Common Stock that may be issued upon exercise or vesting of options, warrants and other rights under all of our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	398,599	$16.08	3,100,000	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	398,599	$16.08	3,100,000

(1)	Represents shares available for issuance under our 2011 Stock Incentive Plan as of December 31, 2011. The 2011 Stock Incentive Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Stock Incentive Plan will increase annually beginning on January 1, 2013 equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. To date, no awards have been granted under the 2011 Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

We have entered into indemnification agreements with each of our directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our charter, as well as certain additional procedural protections. We have also entered into employment and related agreements with certain of our executive officers, as described under “Executive Compensation—Employment Arrangements and Change-in-Control Arrangements.”

Our corporate headquarters is located in Irvine, California. The facility in Irvine is leased from Cartwright, LLC and another unrelated party (collectively referred to as “Cartwright LLC”). Our Chief Executive Officer and an irrevocable trust established by our Chairman of the Board own 50% and 36.67%, respectively, of Cartwright, LLC. The remaining 13.33% of Cartwright, LLC is owned by an unrelated party. The lease has an effective date of November 1, 2008 and expires on October 31, 2015. During the eight month period ended December 31, 2011 and for fiscal years ended April 30, 2011 and 2010, we made cash payments to Cartwright LLC of $0.6 million, $1.0 million and $0.7 million, respectively, in connection with the lease.

Our Board of Directors has affirmatively determined that at all times during the eight month period ended December 31, 2011 at least four of the seven directors (Messrs. Grutzner, Runkel, Samuelsen and Sheffer) were independent directors within the meaning of applicable Nasdaq rules. See Item 10 above for additional information regarding our Board of Directors.

Item 14.	Principal Accountant Fees and Services.

We incurred the following fees related to professional services provided by Haskell & White LLP in connection with the eight month period ended December 31, 2011 and by Ernst & Young LLP in connection with fiscal years ended April 30, 2011 and 2010:

Audit Fees

The aggregate fees billed by Haskell & White LLP for professional services rendered for the audit of our eight month transition financial statements for the period ended December 31, 2011, the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2011, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the eight month period ended December 31, 2011, were $404,815.

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended April 30, 2011 and 2010, the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended April 30, 2011 and 2010, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years ended April 30, 2011 and 2010 were $722,749 and $776,754, respectively.

Audit-Related Fees

The aggregate fees billed by Haskell & White LLP for professional services rendered during the eight month transition period ended December 31, 2011, other than services described above under “Audit Fees,” were $43,889. These fees related to services provided in connection with Registration Statements.

The aggregate fees billed by Ernst & Young LLP for professional services rendered during fiscal years ended April 30, 2011 and 2010, other than services described above under “Audit Fees,” were $176,314 and $417,358, respectively. Fiscal year ended April 30, 2011 fees related to services provided in connection with Registration Statements and fiscal year ended April 30, 2010 fees related to assessing the accounting treatment of derivative instruments in response to a comment letter received from the SEC, services in connection with Registration Statements and services in connection with our acquisition of Schneider Power Inc.

Tax Fees

Ernst & Young LLP billed us an aggregate of $60,000, $77,500 and $42,800 for professional services rendered during the eight month period ended December 31, 2011 and in fiscal years ended April 30, 2011 and 2010, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

Haskell & White LLP and Ernst & Young LLP did not provide professional services in the eight month period ended December 31, 2011 or in fiscal years ended April 30, 2011 and 2010 for any other related matters.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KT/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2012

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]