Form 10-Q
period 2012-03-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2012-05-10
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2012:

47,263,619 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,798,181	$10,710,970
Accounts receivable, net	7,446,063	6,291,639
Inventories, net	2,335,536	2,084,292
Prepaids and other current assets	1,706,670	1,399,878

Total current assets	15,286,450	20,486,779
Property and equipment, net	5,898,970	5,888,638
Investment in and advances to affiliates	5,495,343	5,266,719
Intangible asset, net	2,881,598	2,911,098
Goodwill	12,400,000	12,400,000
Prepayments to affiliate	3,887,040	4,001,220
Deposits and other assets	587,348	594,652

Total assets	$46,436,749	$51,549,106

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,727,503	$4,562,431
Accrued payroll obligations	1,106,657	1,312,497
Deferred revenue	1,186,417	1,418,467
Accrued warranties	317,954	414,317
Derivative instruments	953,000	896,000
Other accrued liabilities	1,692,668	1,478,526
Facility exit obligation, current portion	327,168	341,516
Debt obligations, current portion	8,689,380	4,254,733

Total current liabilities	19,000,747	14,678,487
Facility exit obligation, net of current portion	1,092,411	1,003,177
Debt obligations, net of current portion	38,160	1,115,630
Deferred income taxes	189,019	193,392
Derivative instruments	543,000	494,000
Commitments and contingencies (note 14)
Stockholders’ Equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for the periods presented	1,000	1,000
Common stock, $.02 par value; 49,900,000 shares authorized and 26,617,369 shares issued and outstanding at December 31, 2011; 149,900,000 shares authorized and 47,028,619 shares issued and outstanding at March 31, 2012	532,347	940,572
Additional paid-in-capital	447,618,780	463,464,509
Accumulated deficit	(421,544,251)	(429,359,141)
Accumulated other comprehensive loss	(1,034,464)	(982,520)

Total stockholders’ equity	25,573,412	34,064,420

Total liabilities and stockholders’ equity	$46,436,749	$51,549,106

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenue:
Net product sales	$1,582,983	$3,634,293
Contract revenue	5,168,389	2,359,563

Total revenue	6,751,372	5,993,856
Costs and expenses:
Cost of product sales	1,146,215	2,471,981
Research and development	5,065,477	3,777,203
Selling, general and administrative	3,824,250	4,039,153
Amortization and impairment of long-lived assets	1,096,824	37,046

Total costs and expenses	11,132,766	10,325,383

Operating loss	(4,381,394)	(4,331,527)
Interest expense, net	(859,709)	(3,372,323)
Fair value adjustments of derivative instruments, net	3,381,000	106,000
Loss on modification of debt and derivative instruments, net	(1,513,359)	—
Loss on settlement of debt and derivative instruments, net	(1,571,532)	(95,450)
Equity in losses of affiliates, net	(399,534)	(121,590)

Loss from operations before income taxes	(5,344,528)	(7,814,890)
Income tax benefit	85,115	—

Net loss attributable to stockholders	$(5,259,413)	$(7,814,890)

Per share data - Net loss:
Basic & diluted	$(0.51)	$(0.26)
Weighted average shares outstanding:
Basic & diluted	10,296,678	29,503,356
Comprehensive loss:
Net loss attributable to stockholders	$(5,259,413)	$(7,814,890)
Foreign currency translation adjustments, net of income taxes	651,275	51,944

Comprehensive loss attributable to stockholders	$(4,608,138)	$(7,762,946)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Net cash used in operating activities	$(3,732,714)	$(2,308,800)

Cash flows from investing activities:
Purchases and development of property and equipment	(124,781)	(218,473)
Proceeds from sale of asset held for sale	1,648,845	—
Payments to non-controlling interests	(706,648)	—
Other	46,841	—

Net cash provided by (used in) investing activities	864,257	(218,473)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	5,213,619	14,638,529
Borrowings on non-revolving line of credit	2,500,000	—
Payments on facility exit obligations, net	—	(193,349)
Payments on debt obligations	(2,969,704)	(4,988,429)
Other	17,500	(15,000)

Net cash provided by financing activities	4,761,415	9,441,751

Net effect of exchange rate changes on cash	28,430	(1,689)

Net increase in cash and cash equivalents	1,921,388	6,912,789
Cash and cash equivalents at beginning of period	1,857,797	3,798,181

Cash and cash equivalents at end of period	$3,779,185	$10,710,970

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010, we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. See Note 4 for further discussion of these businesses.

These condensed consolidated financial statements are unaudited and have been prepared in accordance with the instructions of Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.

All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the historical amounts to conform to the presentation of the current period.

In preparing the condensed consolidated financial statements, we have evaluated subsequent events. For purposes of these condensed consolidated financial statements, subsequent events are those events that occurred after the most recent balance sheet date presented but before the condensed consolidated financial statements are issued or available to be issued.

Change in Fiscal Year

On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change was effective as of December 31, 2011 and we filed a transition report with the Securities and Exchange Commission (SEC) which covered the eight month period beginning May 1, 2011 and ending December 31, 2011. The accompanying condensed consolidated financial statements cover the period from January 1, 2012 through March 31, 2012, representing the first quarter of our newly adopted fiscal year period.

Comparative Financial Data

As a result of the change in our fiscal year end, the quarterly periods of our newly adopted fiscal year do not directly coincide with the historical quarterly periods that we have already reported. In our efforts to provide comparative prior year information, we have recast the historical financial information to coincide with the current year period. The comparative data has been prepared on a pro forma and unaudited basis and includes certain estimates.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions and our current senior lender. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (the “December 2011 Offering”).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

•

On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock to investors (the “March 2012 Offering”). The investors also received warrants in connection with the transaction.

•

On May 7, 2012, we executed a two year revolving borrowing arrangement with a financial institution that will provide us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw down under the arrangement is dependent upon our future levels of eligible accounts receivables and inventories. Based on eligible levels as of March 31, 2012, advances would be limited to approximately $3.0 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal sources of liquidity as of May 7, 2012, after factoring in the purchase of the Zephyr Wind Farm on April 20, 2012 and a new asset-based credit facility that we entered into on May 7, 2012 with a financial institution (see Note 15), consisted of (i) cash and cash equivalents of approximately $4.9 million and (ii) up to $10.0 million in working capital advances, depending upon our future levels of accounts receivables and inventories.

Based on current projections and estimates, we do not believe our principal sources of liquidity will be sufficient to fund our operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to extend the maturity dates of the $4.0 million of convertible debt that we refer to in our financial statements and notes thereto as the “Unsecured “B” Convertible Notes” that come due in the fourth quarter of 2012 and raise additional capital. Although we have been successful in the past in extending our debt obligations and raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our business plans, operating activities and obligations through March 31, 2013, which raises substantial doubt about our ability to continue as a going concern.

As of May 7, 2012, we had approximately $27.9 million of outstanding debt obligations, consisting of (i) $22.7 million due under a debt facility that was assumed in connection with our acquisition of the Zephyr Wind Farm on April 20, 2012 that matures over the next ten years, (ii) $1.1 million related to a bank term loan that matures on April 10, 2017, (iii) $4.0 million due under the Unsecured “B” Convertible Notes that mature on various dates from October 17 through November 15, 2012, and (iv) $0.1 million due under other debt financing arrangements.

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

In addition to our need to refinance, restructure and/or otherwise raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through March 31, 2013, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets, investments, prepayments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

In certain circumstances, customers pay one price for multiple products and services. Consideration received from these multiple element arrangements is allocated among the separate units of accounting based on the relative selling price method.

Our revenues also include energy generation sales associated with a wind farm which are recognized at the time of generation and delivery to the purchasing utility provider as metered at the point of interconnection with the transmission system. The rate paid by the purchasing utility provider is established in the Power Purchase Agreement (PPA) between us and the utility provider.

Recent Accounting Pronouncements Adopted

On January 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised standard only impacted our financial statement presentation, which we elected to adopt by presenting comprehensive income in a single continuous statement, and did not have an effect on our consolidated results of operations and financial position.

On January 1, 2012, we adopted ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” ASU 2011-08 simplifies how entities test goodwill for impairment. Under the revised standard, an entity is no longer required to calculate fair value of a reporting unit unless the entity determines, based on qualitative factors to determine whether the existence of events or circumstances leads to a determination, that it is more likely than not that its fair value is less than the carrying amount. The modifications of this standard did not have an effect on our consolidated results of operations and financial position.

2. Accounts Receivable

Net accounts receivable consist of the following:

	December 31,	March 31,
	2011	2012
Customer accounts billed	$6,441,695	$5,010,741
Customer accounts unbilled	1,277,526	1,521,267
Allowance for doubtful accounts	(273,158)	(240,369)

Accounts receivable, net	$7,446,063	$6,291,639

We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

3. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2011	2012
Materials and parts	$4,594,694	$4,202,286
Work-in-process	25,164	25,891
Finished goods	725,793	791,230

	5,345,651	5,019,407
Less: provision for obsolescence	(3,010,115)	(2,935,115)

Inventories, net	$2,335,536	$2,084,292

4. Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched Fisker Automotive, Inc. (Fisker Automotive), for the purpose of designing and producing premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1%. Our investment in Fisker Automotive, which is accounted for under the cost method, was zero as of December 31, 2011 and March 31, 2012.

Under our arrangements with Fisker Automotive, we ship production level component parts and provide engineering services to support Fisker Automotive’s Karma vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum, under the equity method of accounting. The components of investment in and advances to affiliates for the periods presented are as follows:

	December 31,	March 31,
	2011	2012
Quantum Affiliates:
Asola	$5,491,918	$5,260,884
PCD	—	—
Shigan-Quantum	3,425	5,835

Investment in and advances to affiliates	$5,495,343	$5,266,719

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined under GAAP.

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS). AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. We include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US Dollar was 1.30 to 1.0 as of December 31, 2011 and 1.33 to 1.0 as of March 31, 2012.

Asola maintains its books and records on a calendar year basis and reports financial results under German generally accepted accounting principles as follows:

	Three months ended March 31,
	2011	2012
(Euros)
Current assets	€19,388,000	€10,332,900
Non-current assets	8,972,000	7,827,500
Current liabilities	12,308,000	9,686,300
Long-term liabilities	9,654,000	7,540,100
Product sales	9,481,000	5,689,000
Gross profit on product sales	841,000	436,000
Net loss	(341,000)	(379,000)

(US Dollars)
Current assets	$27,472,000	$13,781,000
Non-current assets	12,713,000	10,440,000
Current liabilities	17,440,000	12,919,000
Long-term liabilities	13,679,000	10,057,000
Product sales	13,040,000	7,479,000
Gross profit on product sales	1,157,000	573,000
Net loss	(469,000)	(498,000)

Our equity in net losses of Asola was approximately $376,000 and $124,000 for the three month periods ended March 31, 2011 and 2012, respectively. Our equity in net losses differs from the 24.9% of the net loss shown in the tables above due to adjustments to equity in net losses related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings or losses under US GAAP.

Asola Solar Cell Supply Agreement

Asola has a certain long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement) with one of its suppliers of solar cells for Asola’s solar module manufacturing operations. We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a dispute between the parties under the Supply Agreement that continues to be litigated in Germany. In light of the dispute, we have not purchased any solar cells under our agreement with Asola and have not fully provided our share of the scheduled prepayments that are contained in the Supply Agreement. To date, no information has come to our attention that changes our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to approximately $9.3 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at March 31, 2012.

Although we do not intend to purchase any cells from Asola or make additional prepayments under our arrangement with Asola until the contractual matter is resolved, our scheduled commitments, including amounts in arrears and prior to any potential modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement is approximately $151.1 million based on the currency exchange rate as of March 31, 2012.

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balance for the three months ended March 31, 2012, in US Dollars, is as follows:

Balance at December 31, 2011	$5,491,918
Equity in losses	(124,000)
Accrued interest on advance	32,942
Foreign currency translation	(139,976)

Balance at March 31, 2012	$5,260,884

Power Control and Design

On October 6, 2009, we acquired a 22% interest in Power Control and Design, Inc. (PCD). PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. We no longer recognize our share of net losses of PCD under the equity method of accounting as we have no obligation to fund deficit balances of the business and the carrying amount of our investment is zero.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. Our net equity in earnings associated with Shigan Quantum for the three months ended March 31, 2012 was $2,410.

5. Long-lived Assets

Property and equipment

Changes in property and equipment for the three months ended March 31, 2012 are as follows:

	Balance at December 31, 2011	Additions	Transfers	Deprecia- tion	Foreign Currency	Balance at March 31, 2012
Property and equipment in service, gross	$32,678,307	$—	$97,331	$—	$43,161	$32,818,799
Accumulated depreciation	(28,010,141)	—	—	(282,772)	(3,689)	(28,296,602)
Construction in progress:
Wind farm development	608,273	134,401	—	—	14,495	757,169
Solar module manufacturing line	495,016	—	—	—	—	495,016
Plant equipment & other	127,515	84,072	(97,331)	—	—	114,256

Total construction in progress	1,230,804	218,473	(97,331)	—	14,495	1,366,441

Total property and equipment, net	$5,898,970	$218,473	$—	$(282,772)	$53,967	$5,888,638

Goodwill and Intangible Asset

The changes in goodwill and intangible asset by reportable segment for the three months ended March 31, 2012 are as follows:

	Goodwill recorded in Fuel Systems Segment	Intangible Asset recorded in Renewable Energy Segment
Balance as of December 31, 2011	$12,400,000	$2,881,598
Amortization for period	—	(37,046)
Foreign currency translation	—	66,546

Balance as of March 31, 2012	$12,400,000	$2,911,098

In connection with our acquisition of Schneider Power in April 2010, we initially identified intangible project assets associated with Schneider Power’s renewable energy portfolio that we report in our Renewable Energy reporting segment. The intangible asset, net of an impairment charge recognized in a prior period, is being amortized over its estimated useful life on a straight-line basis of 20 years.

We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, intangible assets, or any other significant long-lived asset as of March 31, 2012.

6. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and is scheduled to expire on May 31, 2015. Since we will incur costs in excess of the rent expected to be received under the sublease for the remaining term of our lease agreement related to the facility without realizing any economic benefit, we carry an obligation on the balance sheet which represents the fair value of the remaining excess lease costs. Included in selling, general and administrative costs on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012 are charges of $29,032 associated with accretion of the fair value discount under the obligation due to the passage of time. The total carrying value of the obligation as of March 31, 2012 was $1,344,693, of which $341,516 is classified as a current liability.

7. Warranties

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

Changes in our product warranty liability for the three months ended March 31, 2012 are as follows:

Balance at December 31, 2011	$317,954
Warranties issued during the period	96,363
Settlements made during the period	—

Balance at March 31, 2012	$414,317

8. Debt Obligations

Our debt obligations consist of the following:

	December 31, 2011	March 31, 2012
Obligation to Senior Lender:
Consent Fee Term Note: $2,390,000 principal and $5,955 accrued interest in December 2011;
$1,090,000 principal and $2,867 accrued interest in March 2012	$2,395,955	$1,092,867

Obligations to Other Creditors:
August 2011 Bridge Term Notes: $1,150,000 principal, $61,210 accrued interest, less $33,631 debt discount in December 2011	1,177,579	—
Unsecured “A” Convertible Notes: $3,811,900 principal, $90,430 accrued interest, less $2,676,249 debt discount in December 2011	1,226,081	—
Unsecured “B” Convertible Notes: $3,950,000 principal, $76,139 accrued interest, less $1,323,711 debt discount in December 2011; $3,950,000 principal, $98,359 accrued interest, less $996,658 debt discount in March 2012	2,702,428	3,051,701
Bank Term Loan	1,162,348	1,169,401
Other obligations	63,149	56,394

Debt obligations, current and non-current	8,727,540	5,370,363
Less: current maturities	(8,689,380)	(4,254,733)

Debt obligations, non-current	$38,160	$1,115,630

The following disclosures reflect the status of our debt obligations on an instrument by instrument basis as they existed at the beginning of our calendar fiscal year and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first three months of 2012.

Consent Fee Term Note

Pursuant to the terms of our credit agreement with our senior lender, we were required to obtain the senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our senior lender agreed to give its consent to the acquisition in exchange for a fee of $3,000,000, which we paid by our delivery of the Consent Fee Term Note.

At December 31, 2011 the significant contractual terms of the Consent Fee Term Note were as follows: (i) interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) principal and interest payable on demand, (iv) we had the option to settle payment demands in cash or stock, subject to certain conditions, including that we could only exercise our right to use shares if (a) the volume weighted average price (VWAP) of our common stock for the three consecutive trading days prior to the date a payment demand was made was at least $2.00 per share and (b) that any shares issued to satisfy principal repayments must be listed on the Nasdaq Global Market, (v) we had the right to make prepayments under the note at any time, and (vi) when a demand for payment or a prepayment is made, the actual amount due with respect to such demand or prepayment would be subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date as follows: the greater of (1) the amount so demanded or called and (2) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00. We refer to the payment amount formula discussed in the preceding sentence as the principal multiplier feature. If we elected to pay in stock, then the number of shares to be issued would be equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP price. Based on the foregoing formula, the principal multiplier feature could have only increased the amount payable above the face value of the note (i.e. had “intrinsic value”) if our VWAP price was above $25.00 per share.

On February 10, 2012, we entered into an agreement with our senior lender to amend the terms of the Consent Fee Term Note. The material amendments to the Consent Fee Term Note were as follows: (i) we could settle payment demands using shares our common stock as long as the VWAP for the three trading days preceding a payment demand was at least $0.95 per share, (ii) after taking into account the $700,000 payment demand made by our senior lender concurrently with the execution of the amendment (see February 10, 2012 payment demand described below), the aggregate amount of future payment demands that our senior lender could have made prior to April 10, 2012 was limited to $600,000 (see March 7, 2012 payment demand described below), and (iii) with respect to the $700,000 and $600,000 payment demands described below, a deemed VWAP price of $0.9524 per share was used to determine the number of shares delivered in settlement of those payment demands.

We concluded that the modifications to the Consent Fee Term Note on February 10, 2012 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument.

Concurrent with the amendment to the Consent Fee Term Note on February 10, 2012, our senior lender made a payment demand of $700,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 735,000 shares to the senior lender on February 13, 2012 in settlement of the payment demand.

On March 7, 2012, our senior lender made a payment demand of $600,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 630,000 shares to the senior lender on March 9, 2012 in settlement of the payment demand.

We recognized a combined loss on settlements of $95,450 associated with the issuance of shares in settlement of the principal demands in the first quarter of 2012.

On April 11, 2012, the remaining principal and interest due under the Consent Fee Term Note was paid in full (see Note 15).

August 2011 Bridge Term Notes

On August 23, 2011, we received gross proceeds of $1,150,000 from the sale of senior subordinated promissory notes and warrants in a private placement transaction with accredited investors (the August 2011 Bridge Term Notes). The significant terms of the August 2011 Bridge Term Notes as of December 31, 2011 were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes were subordinate to outstanding obligations under debt instruments held by our senior lender.

On January 31, 2012, we repaid the August 2011 Bridge Term Notes in full.

Unsecured “A” Convertible Notes

On September 29, 2011 and October 12, 2011, we received cumulative gross proceeds of $3,811,900 from the sale of 10.0% unsecured convertible promissory notes (the Unsecured “A” Convertible Notes) and warrants. We received gross proceeds of $1,949,500 in connection with the September 29, 2011 close and $1,862,400 in connection with the October 12, 2011 close.

The significant terms of the Unsecured “A” Convertible Notes as of December 31, 2011 were as follows: (i) maturity date of March 20, 2012, (ii) interest at 10.0% per annum; however, each of the holders were guaranteed to receive at least six months of interest regardless of the contractual maturity date, (iii) quarterly interest obligation payable in cash on January 1, 2012 with the remaining interest obligation due upon maturity (iv) holders of the notes had the right at any time to convert all or part of the outstanding principal amount into shares of our common stock at any time prior to the maturity date at a fixed conversion price of $2.124 per share for the September 29 investors and $1.9800 per share for the October 12 investors, and (v) the notes were subordinate to outstanding obligations under debt instruments held by our senior lender.

None of the holders exercised their conversion rights prior to the contractual maturity date. On March 20, 2012, we repaid the Unsecured “A” Convertible Notes in full.

During the first quarter of 2012, we recognized $2,676,249 of non-cash interest expense associated with amortization of the remaining debt discount that was allocated to the debt instruments at the time the notes were issued.

Unsecured “B” Convertible Notes

During the period of October 17, 2011 through November 15, 2011, we entered into private placement transactions with certain accredited investors for the purchase and sale of unsecured convertible promissory notes (the Unsecured “B” Convertible Notes). We received gross proceeds of $3,950,000 from the offering and the investors also received warrants to purchase shares of our common stock.

The significant terms of the Unsecured “B” Convertible Notes as of December 31, 2011 were as follows: (i) notes mature one year from the respective dates of issuance, (ii) interest at 10.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) holders have the right at any time prior to the maturity date to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at fixed conversion prices ranging from $2.7727 to $2.7832 per share, (v) we have the right to prepay all or part of the notes at any time upon 30 days prior written notice, and (vi) the notes were subordinate to outstanding obligations under debt instruments held by our senior lender.

In addition to the contractual interest cost recognized in connection with the Unsecured “B” Convertible Notes, we also recognized a total of $404,274 of non-cash interest expense during the first quarter of 2012 associated with (a) amortization of a portion of the debt discount that was allocated to the debt instruments at the time the notes were issued and (b) amortization of a portion of the debt issuance costs that were deferred in connection with the transactions. The debt discount and deferred debt issuance costs are being amortized over the one year scheduled lives of the notes under the effective interest rate method.

Bank Term Loan

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007 (the “Bank Term Loan”). The Bank Term Loan was executed by our wholly-owned tier two subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), and is secured by certain of SPI Providence Bay’s power generation machinery, equipment and other assets.

The significant terms of the Bank Term Loan as of December 31, 2011 were as follows: (i) scheduled maturity date of April 3, 2012, (ii) interest at 7.00% per annum, and (iii) required fixed cash payments of CAD 13,482 per month through March 10, 2012, with the remaining principal amount of CAD 1.2 million due on the maturity date.

On March 29, 2012, SPI Providence Bay and the lender entered into a letter agreement (the “Letter Agreement”) pursuant to which SPI Providence Bay and the lender agreed to renew and amend the terms of the Bank Term Loan. The material amendments to the term loan were: (i) the maturity date was amended to April 10, 2017, (ii) the interest rate was amended to 6.0% per annum and (iii) the repayment terms were amended to provide for 60 monthly payments of CAD 12,899 and a final payment of CAD 667,422 on the maturity date. We concluded that the modifications in connection with the Letter Agreement represented a replacement of the existing debt instrument with a new debt instrument that we continue to refer to as the Bank Term Loan. There was no gain or loss recognized in connection with the loan replacement.

The conversion rate of one CAD to one US Dollar was 0.978 to 1.0 as of December 31, 2011 and 1.001 to 1.0 as of March 31, 2012.

Collateral and Covenants

We were in compliance with existing covenants and other requirements of our debt instruments as of March 31, 2012.

Debt Maturities

The table below shows scheduled maturities of our long-term debt for each of the following twelve month periods until maturity:

	Scheduled Maturities	Net Amortization of Discount	Total Maturities of Long-Term Debt
Twelve months ending March 31:
2012	$5,251,391	$(996,658)	$4,254,733
2013	110,842	—	110,842
2014	106,690	—	106,690
2015	110,030	—	110,030
2016	110,620	—	110,620
2017	677,448	—	677,448

	$6,367,021	$(996,658)	$5,370,363

9. Derivative Instruments and Fair Value Measurements

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

The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	December 31,	March 31,
	2011	2012
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$882,000	$849,000
Warrant contracts issued on August 25, 2008	18,000	5,000
Warrant Series “B” contracts issued on February 18, 2011	53,000	42,000

	953,000	896,000

Derivative instruments classified as non-current liabilities:
Warrant contracts issued on September 29, 2011	269,000	245,000
Warrant contracts issued on October 12, 2011	274,000	249,000

	543,000	494,000

Total balance of derivative instruments	$1,496,000	$1,390,000

We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions (the warrants issued on October 27, 2006, September 29, 2011 and on October 12, 2011), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.

The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	Oct 27, 2006 Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants	Other Derivative Warrants	Total
Balance at December 31, 2011	$882,000	$269,000	$274,000	$71,000	$1,496,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(33,000)	(24,000)	(25,000)	(24,000)	(106,000)

Balance at March 31, 2012	$849,000	$245,000	$249,000	$47,000	$1,390,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	Oct 27, 2006 Warrants	Aug 25, 2008 Warrants	Feb 18, 2011 “B” Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants
December 31, 2011:
Annual volatility (1)	59.9%	82.7%	81.5%	79.0%	78.9%
Risk-free rate	0.3%	0.6%	0.6%	0.8%	0.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.95	$38.60	$6.00	$0.95	$0.95
March 31, 2012:
Annual volatility (1)	58.1%	75.9%	80.9%	78.9%	78.7%
Risk-free rate	0.3%	0.5%	0.8%	1.0%	1.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.69	$0.69	$0.69	$0.69	$0.69
Conversion / exercise price	$0.83	$38.60	$6.00	$0.83	$0.83

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.

10. Stockholders’ Equity

Increase in Authorized Shares

At a special meeting of stockholders held on February 14, 2012, our stockholders authorized an increase in the number of authorized shares of common stock from 50,000,000 to 150,000,000, of which 100,000 shares are designated as Series B common stock.

Stock Incentive Plans

On October 27, 2011, our stockholders approved our 2011 Stock Incentive Plan (the 2011 Plan). The 2011 Plan replaced our 2002 Stock Incentive Plan (the 2002 Plan) and awards can no longer be issued under the 2002 Plan; however, awards issued under the 2002 Plan prior to its termination will remain outstanding in accordance with their terms.

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

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 13 is:

	Electric Drive & Fuel Systems	Renewable Energy	Corporate	Total
Three Months Ended March 31, 2011:
Cost of product sales	$8,389	$—	$—	$8,389
Research and development	51,368	—	—	51,368
Selling, general and administrative	6,171	28,568	209,703	244,442

Total share-based compensation	$65,928	$28,568	$209,703	$304,199

Three Months Ended March 31, 2012:
Cost of product sales	$8,483	$—	$—	$8,483
Research and development	35,847	—	—	35,847
Selling, general and administrative	4,537	30,820	140,288	175,645

Total share-based compensation	$48,867	$30,820	$140,288	$219,975

Share-based compensation includes costs of restricted stock awards of $120,279 and $90,501 for the three month periods ended March 31, 2011 and 2012, respectively.

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	398,599	$16.08
Granted	—	$—
Exercised	—	$—
Expired	(1,287)	$34.92

Options outstanding at March 31, 2012	397,312	$16.02	6.2	$—
Vested and expected to vest at March 31, 2012	384,459	$16.02	6.6	$—
Options exercisable at March 31, 2012	246,101	$18.46	4.9	$—

The aggregate intrinsic value, if any, in the table above is based on our closing stock price of $0.69 per share as of the last business day of the three month period ended March 31, 2012, which amount would have been received by the optionees had all options been exercised on that date.

Restricted Stock

We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as compensation expense ratably over the vesting period, typically three years. There were 93,750 unvested shares of restricted stock outstanding as of December 31, 2011 and March 31, 2012.

As of March 31, 2012, there remained $491,880 of unrecognized share-based compensation expense related to unvested restricted stock which is expected to be fully recognized by October 11, 2013.

Warrants

Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at December 31, 2011	18,578,718
Issued—original number	31,780,750
Issued—additional number (1)	430,609
Exercised	—
Expired	—

Warrants outstanding at March 31, 2012	50,790,077

(1)	Associated with reset provisions of warrant contracts issued on October 27, 2006.

In connection with the exercise of an over-allotment option granted in connection with the December 2011 Offering, investors received warrants on January 19, 2012 to purchase up to 132,750 shares of our common stock at a fixed exercise price of $1.22 per share, which are currently exercisable and expire five years from the date of issuance.

In connection with the closing of the March 2012 Offering, investors received: (i) Series “B” Warrants to purchase up to 11,868,000 shares of our common stock at a fixed exercise price of $1.02 per share, which are currently exercisable and expire five years from the date of issuance and (ii) Series “C” Warrants to purchase up to 19,780,000 shares of our common stock at a fixed exercise price of $0.85 per share, which are currently exercisable and expire on the 60th business day after the date of issuance. For each Series “C” Warrant exercised, investors will also receive an additional 0.47 of a Series “B” Warrant, which, if all Series “C” Warrants are exercised, will entitle the investors to purchase up to an additional 9,296,600 shares of our common stock at a fixed exercise price of $0.85 per share.

A summary of our outstanding warrants as of March 31, 2012 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	3,408,981	$0.83		(2)
June 22, 2007	December 22, 2014	257,583	$41.80		(1)
August 25, 2008	August 25, 2015	1,398,964	$38.60		(3)
August 3, 2009	August 3, 2014	32,005	$17.00		(1)
September 4, 2009	September 4, 2012	36,197	$17.00		(1)
September 4, 2009	September 4, 2014	83,476	$17.00		(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	222,217	$18.20		(1)
July 22, 2010	July 22, 2013	96,859	$18.20		(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	36,197	$13.40		(1)
January 3, 2011	February 18, 2014	277,777	$9.00		(1)
January 12, 2011	January 12, 2014	131,892	$9.20		(1)
February 18, 2011	February 18, 2016	759,370	$6.57		(1)
February 18, 2011; Series “B”	February 18, 2016	393,933	$6.00		(1)
May 9, 2011	May 8, 2014	78,455	$2.92		(1)
May 20, 2011	May 19, 2014	90,313	$2.92		(1)
June 15, 2011	June 15, 2016	1,445,862	$3.85		(1)
June 15, 2011	June 15, 2018	45,000	$3.12		(1)
June 15, 2011	June 15, 2018	120,271	$3.85		(1)
June 20, 2011	June 20, 2016	57,079	$3.90		(1)
June 20, 2011	June 20, 2018	132	$3.90		(1)
July 6, 2011	July 6, 2016	419,729	$3.85		(1)
August 23, 2011	August 23, 2016	115,000	$3.85		(1)
September 29, 2011	September 29, 2016	550,703	$0.83		(4)
October 12, 2011	October 12, 2016	564,348	$0.83		(4)
October 17, 2011 through October 27, 2011	October 17, 2016 through October 27, 2016	1,339,708	$2.64		(1)
November 2, 2011	November 2, 2014	540,000	$2.12		(1)
November 15, 2011	November 15, 2016	191,487	$2.64		(1)
December 21, 2011	December 21, 2016	6,315,789	$1.22		(1)
January 19, 2012	January 19, 2017	132,750	$1.22		(1)
March 20, 2012; Series “B”	March 20, 2017	5,244,000	$1.02		(1)
March 20, 2012; Series “C”	June 14, 2012	8,740,000	$0.85		(1)
March 21, 2012; Series “B”	March 21, 2017	6,624,000	$1.02		(1)
March 21, 2012; Series “C”	June 15, 2012	11,040,000	$0.85		(1)

(1)	No; contract does not provide for an exercise price reset provision.
(2)	Yes; contract provides for full ratchet anti-dilution price protection.
(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.
(4)	Yes; contract provides for a price reset provision; however, number of shares is fixed.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3,

2009, September 4, 2009, February 18, 2011 (Series “B”), September 29, 2011, and October 12, 2011. Although we mark to market all the warrants classified as liabilities each period (see Note 9), the fair values of the warrants issued on June 22, 2007, August 3, 2009 and September 4, 2009 were diminutive for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The warrants issued on October 27, 2006, June 22, 2007, August 25, 2008 and the Series “B” warrants issued on February 18, 2011 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change in Quantum in the future. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock, and the warrants issued on September 29, 2011 and October 12, 2011 contain contingent exercise price reset provisions related to subsequent equity sales. Under GAAP, if an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives that are classified as non-current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

The fair values of the derivative liabilities associated with warrant contracts on the dates of the condensed consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the condensed consolidated statements of operations are disclosed in Note 9.

The warrants issued on October 27, 2006, August 25, 2008, September 29, 2011 and October 12, 2011 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through March 31, 2012 that resulted in the reset of the exercise price of the warrants issued on October 27, 2006 to $0.83, the warrants issued on August 25, 2008 to $38.60, and the warrants issued on September 29, 2011 and October 12, 2011 to $0.83 per share, respectively. As of March 31, 2012, the warrants issued on August 25, 2008 had been reset to the lowest price allowable under their contractual terms so the reset provision is no longer applicable.

The warrants issued on October 27, 2006 and August 25, 2008 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 and August 25, 2008 increased to 3,408,981 and 1,398,964, respectively, as of March 31, 2012. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Shares Available

The number of authorized shares available for future issuance as of March 31, 2012 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock

Shares authorized	149,900,000	100,000	20,000,000
Less shares issued and outstanding at March 31, 2012	(47,028,619)	(49,998)	—
Less shares designated as of March 31, 2012 for issuance under:
Stock options (1)	(3,497,312)	—	—
Warrants (2)	(60,086,677)	—	—
Conversion of principal under Unsecured “B” Convertible Notes issued in October and November 2011 (3)	(1,423,978)	—	—

Total shares designated for future issuance	(65,007,967)	—	—

Undesignated shares available	37,863,414	50,002	20,000,000

(1)	Includes all of the options outstanding plus 3,100,000 options that are available for issuance under the 2011 Plan.
(2)	Includes all of the warrants outstanding plus up to 9,296,600 of additional March 2012 “B” Warrants that are issuable to investors if the March 2012 “C” Warrants are fully exercised prior to expiring in June 2012.
(3)	Represents number of shares issuable upon conversion of $3,950,000 of principal at fixed conversion prices ranging from $2.7727 to $2.7832 per share.

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the three months ended March 31, 2012:

	Common Stock Shares	Total Equity
Balance at December 31, 2011	26,617,369	$25,573,412
Share-based compensation on stock option and restricted stock awards	—	219,975
Issuance of common stock to investors	19,046,250	14,638,529
Issuance of common stock in satisfaction of debt principal	1,365,000	1,395,450
Foreign currency translation	—	51,944
Net loss	—	(7,814,890)

Balance at March 31, 2012	47,028,619	$34,064,420

11. Income Taxes

For our US-based businesses, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards that are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.

Our wholly-owned subsidiary, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of March 31, 2012 on the accompanying condensed consolidated balance sheet.

12. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2011	2012
Numerators for basic and diluted loss per share data:
Net loss attributable to stockholders	$(5,259,413)	$(7,814,890)
Denominator for basic and diluted loss per share data—weighted-average shares	10,296,678	29,503,356
Basic and diluted per share data:
Net loss attributable to stockholders	$(0.51)	$(0.26)

For the three month periods ended March 31, 2011 and 2012, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

The following table sets forth the amount of shares excluded from the computation of diluted earnings per share:

	As of March 31,
	2011	2012
Stock Options	427,558	397,312
Warrants	4,568,291	60,086,677
Convertible Notes	1,506,812	1,423,978
Other	22,500	—

	6,525,161	61,907,967

13. Business Segments and Geographic Information

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

On April 20, 2012, Schneider Power acquired Zephyr Farms Limited, a single purpose entity that owns a 10 megawatt wind farm in Ontario, Canada (See Note 15).

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

Geographic Information

Our long-lived assets as of December 31, 2011 and March 31, 2012 are primarily based within facilities in Irvine and Lake Forest, California and on a certain wind farm referred to as the Providence Bay Wind Farm located in Ontario, Canada. We also own land in Nova Scotia, Canada that we may continue to develop as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Financial Information by Business Segment

Selected financial information by business segment is as follows:

	Three Months Ended March 31,
	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$6,631,124	$5,905,304
Renewable Energy	120,248	88,552
Corporate	—	—

Total	$6,751,372	$5,993,856

Operating Loss
Electric Drive & Fuel Systems	$(359,686)	$(1,233,525)
Renewable Energy	(1,607,903)	(296,192)
Corporate	(2,413,805)	(2,801,810)

Total	$(4,381,394)	$(4,331,527)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$1,491,061	$3,545,741
Cost of product sales	(1,136,924)	(2,443,041)

Gross profit	$354,137	$1,102,700

Renewable Energy:
Net product sales	$91,922	$88,552
Cost of product sales	(9,291)	(28,940)

Gross profit	$82,631	$59,612

Capital Expenditures
Electric Drive & Fuel Systems	$97,853	$82,273
Renewable Energy	26,928	135,618
Corporate	—	582

Total	$124,781	$218,473

Depreciation
Electric Drive & Fuel Systems	$283,858	$253,827
Renewable Energy	18,087	23,616
Corporate	4,701	5,329

Total	$306,646	$282,772

Amortization and impairment of long-lived assets
Electric Drive & Fuel Systems	$—	$—
Renewable Energy	1,096,824	37,046
Corporate	—	—

Total	$1,096,824	$37,046

Identifiable assets by reporting segment are as follows:

	Decmber 31, 2011	March 31, 2012
Identifiable Assets
Electric Drive & Fuel Systems	$26,008,797	$24,232,960
Renewable Energy - all other assets	5,846,671	6,106,300
Corporate	14,581,281	21,209,846

	$46,436,749	$51,549,106

14. Commitments and Contingencies

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

15. Subsequent Events

On April 10, 2012, our senior lender demanded the remaining principal amount due under the Consent Fee Term Note of $1,090,000, which we paid in cash on April 11, 2012. As a result of the repayment, all of our obligations to our senior lender have been paid in full, our Credit Agreement and Security Agreement with our senior lender was terminated and the liens on substantially all of our assets held by our senior lender were discharged.

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project (Zephyr Wind Farm) located in Ontario, Canada, for a purchase price of approximately CAD 2.0 million. Construction of the Zephyr Wind Farm was completed near the end of April 2012 and the project is currently “on-line;” however, its energy generation capabilities are not expected to reach full utilization until testing of the wind turbines and systems are completed in the latter part of calendar 2012. Although we have not yet completed our assessment of the fair values of the assets acquired and debt assumed, we preliminarily estimate that as a result of the acquisition, our consolidated liabilities will increase by approximately CAD 25.7 million and our consolidated assets will increase by a similar amount, of which a majority of the increase in assets will be associated with power generation machinery and equipment. We further anticipate that the Zephyr Wind Farm will generate annual revenues of approximately CAD 3.0 million. In connection with the acquisition, we assumed approximately CAD 22.7 million of term debt pursuant to the terms of a Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Ltd. (Samsung Debt). Pursuant to the terms of the Credit Agreement, as amended, the Zephyr Wind Farm will make regularly scheduled semi-annual principal and interest payments on the Samsung Debt for a period of nine years commencing nine months after the official commercial operation date (first semi-annual payment expected to be in February 2013). The aggregate amount of such principal and interest payments will be approximately CAD 2.1 million per year. Additionally, the Credit Agreement, as amended, calls for a principal balloon payment in year five of CAD 5.3 million and a final balloon payment in year ten of CAD 9.6 million.

On May 7, 2012, we executed a two year revolving borrowing arrangement with a financial institution that will provide us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw down under the arrangement is dependent upon our future levels of eligible accounts receivables and inventories.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements, which generally include the plans and objectives of management for future operations, estimates or projections of future economic performance, and our current beliefs regarding revenues, profits and losses, capital resources and liquidity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth under the “Risk Factors” section and elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements included in this report and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding: our expected liquidity needs; our belief that we will need to raise additional capital to fund our future operations and to support our existing and new customer programs; our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations; our belief that our current operating plan will allow us to achieve profitability; our expectations and forecasts of future revenue, expenses, gross margin and operating profit (loss); our potential revenue under our contract awards; the level of growth in the hybrid, plug-in hybrid and fuel cell and alternative fuel industries; our expectation that our revenues from Fisker Automotive for the 2012 calendar year and the foreseeable future will continue to represent a substantial portion of our total revenues; when our Q-Drive powertrain architecture and other products and technologies will be commercialized; our expectation that initial commercialization for our hydrogen and fuel cell vehicle products will begin in the 2013-2015 time frame followed by scaled market adoption in the second half of this decade; our plans to develop new lower cost technologies; if and when Fisker Automotive will go to high volume production; the number of vehicles that Fisker Automotive expects to sell; our expectation that the Karma line of vehicles will continue over the next five to six years; our belief that we will be a supplier to Fisker Automotive on a long-term basis; our plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities; our belief that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in the transportation and hydrogen refueling infrastructure markets; our expectation that we will devote substantial capital resources to, among other things, funding operations, expanding our CNG tank production facility, continuing development programs and building out and increasing our portfolio of wind and solar energy farms; our anticipation that we will generate revenues and cash flows through the sale of ownership interests in our renewable energy projects and through development and construction services for renewable energy projects owned by third parties; our expectation that our Electric Drive & Fuel Systems business segment will use the proceeds from a grant by the California Energy Commission to assist in the development of certain components for our next generation of hybrid drive system; our plan to increase our participation in hybrid, plug-in hybrid and hydrogen vehicle programs and enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration services; our plan to use our existing renewable energy and development platform to expand our ownership of energy producing projects and enhance our involvement in renewable energy; our expectation that we will realize improvement in our gross margins as we anticipate increased shipments of Q-Drive components to Fisker Automotive; our expectation that product revenue will increase in due to Fisker Automotive’s anticipated increase in production of the Fisker Karma, increased sales of CNG systems and the planned launch of our F-150 plug-in hybrid electric vehicle program; our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits; our belief that we have a competitive advantage over our competitors; our expectation that we will face increased competition in the future as new competitors enter the market and advanced technologies become available; our belief that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors; our intentions to support the growth of our subsidiary, Schneider Power, and our German affiliate, Asola; our expectation that Schneider Power’s operating activities will increase if we are able to obtain sufficient project debt and equity financing to enable continued development and construction of Schneider Power’s portfolio of wind and solar farm projects; our intentions to establish and expand joint development programs and strategic alliances with automotive OEMs, the major lithium ion battery producers, commercial fleets and other leaders in the alternative energy industry and to secure outside funding to support these programs; our intention to expand our footprint in renewable energy projects by developing, constructing and owning various wind and solar projects in North America and the Caribbean that we have in our existing project pipeline and to continue prospecting for future renewable energy sites; our belief that India holds one of the highest natural gas vehicle growth potentials in the world; our intention to continue to pursue opportunities to expand our business in India; our belief that there are expanding opportunities to provide the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers; our plan to leverage our storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units; our plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry; our anticipation that a substantial portion of our current product order backlog will be completed by the end of the 2012 calendar year; our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems; our belief that our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage; our belief that lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics; our relationship with General Motors and the impact such relationship will have on our ability to develop our products; our expectation that we will not pay any cash dividends in the foreseeable future and that we will retain our future earnings for use in the operation and expansion of our business; the impact that new accounting pronouncements will have on our financial statements; the effect that an adverse result in Asola’s dispute with its solar cell supplier would have on our financial statements; our belief that we are uniquely positioned to integrate advanced fuel systems, electric drive, software control strategies and propulsion control systems technologies; our belief that there is significant commercial opportunity for the Q-Drive system; our belief that a commercial market is developing for our Q-Drive system due to Fisker Automotive’s production launch of the Fisker Karma vehicle platform and that it will demonstrate the technical feasibility and fuel economy advantages of our plug-in hybrid electric vehicle technology; our anticipated increase in product shipments to Fisker Automotive during the second half of 2012; that if Fisker Automotive completes an initial public offering, it would have a positive impact on the overall value for Quantum stockholders; our belief that our contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions; our expectation that our wind and solar power generation business segment will generate positive cash flows; our expectation that long-term market conditions and the demand for renewable energy will improve; our anticipation of increased revenues and improved profit margins, which we expect to reduce the levels of cash required for our operating activities as compared to historical levels of use; our intention to commercialize newly developed variations of our proprietary hybrid vehicle propulsion systems and subsystems into production programs with other automotive OEMs, utilities and fleets, military programs and other customer groups such as the U.S. Postal Service; our plan to commercialize certain proprietary hybrid drive subsystems including hardware and software controls, electronics and inverter systems; our intention to focus our product development efforts on advancing our hybrid propulsion systems and technologies to further improve performance, reduce cost and support broader commercialization; our plan to continue to develop and refine our hybrid drive systems and subsystems to capture new customers in a growing hybrid vehicle market; our plan to leverage our hybrid drivetrain technology and systems integration capabilities to continue to advance our hybrid control systems, motor control software and propulsion system control strategies; that we will continue to expand our customer base and commercialization partnerships in our efforts to further develop advanced and lower cost hybrid drive system component parts and secure customer funding and partnerships to make these advancements; our plan to continue to leverage our advanced fuel systems, and other alternative vehicle technologies to assist OEMs in advancing the commercialization of hydrogen, fuel cell and other alternative fuel and specialized vehicle applications; our intention to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to emerging OEM and fleet vehicle programs to capture full scale production opportunities; our belief that our industry-leading hydrogen storage systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options; our expectation that the increased demand for our CNG storage systems will continue for the remainder of the 2012 calendar year; our expectation of additional product revenue from the sale of our CNG cylinder technology; our expectation that consolidated revenues in the 2012 calendar year will be higher than the consolidated revenues in the 2011 calendar year, based on the anticipated increase in production of the Fisker Karma, the expected increase in sales of our CNG storage systems, and our expanding hydrogen storage development programs; our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; our anticipation that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies; our belief that the insurance we carry is adequate given the nature of the covered risks and the costs of the coverage; our belief that our efforts have strengthened our internal control over financial reporting and address the concern that gave rise to the material weakness as of April 30, 2009; and our expectation that the market price of our common stock will continue to fluctuate significantly.

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

Our condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power, Inc. (Schneider Power), and our majority-owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).

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

Business Update

Electric Drive & Fuel Systems Segment

We provide hybrid drivetrain and advanced fuel system design, powertrain engineering, electronic control and software strategies, system integration, manufacturing and assembly of compressed natural gas (CNG) and hydrogen tanks, propulsion systems and sub-systems for a variety of automotive applications including hybrid electric vehicles, electric vehicles, plug-in hybrid electric vehicles (PHEV), fuel cell electric vehicles, and other alternative fuel vehicles. We also design, engineer and manufacture hybrid and fuel cell concept vehicles and hydrogen refueling systems primarily for use in the transportation, aerospace, and military industries. Our proprietary plug-in hybrid drive system technology can be packaged utilizing different designs, technologies and subsystems. Our drive systems include complete systems or sub-systems and components and are designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging.

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

Recently, we have received a number of orders related to our Electric Drive & Fuel Systems Segment as follows:

•	For the first four months of 2012 and for the twelve months of 2011, we received approximately $4.5 million and $5.0 million in purchase orders, respectively, for our CNG storage tanks and systems.

•

In February 2012, we received a follow on $0.8 million expansion of an existing $10.0 million development and validation program that we were awarded by General Motors for hydrogen storage in February 2011. The hydrogen storage vessels developed and validated under this program will build upon our proprietary ultra-lightweight composite technology and assembly processes that save substantial mass while maximizing the fuel storage capacity.

•

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

•	In January 2012, we also entered into an agreement with a large automotive OEM for a multi-year program to provide CNG storage systems for a full size passenger vehicle platform.

•

During the 2011 calendar year, we received a significant contract award from a certain large automotive OEM (other than Honda, Daimler or General Motors which are discussed below) to develop, validate and supply ultra-lightweight carbon-composite hydrogen storage tanks specifically optimized for the proprietary requirements of this new OEM customer.

•	In September 2011, we were awarded a purchase contract from Honda Motor Company for hydrogen storage engineering and development.

•

In August 2011, we were awarded a purchase contract from Daimler AG for ultra-light weight hydrogen storage tanks. Under this contract, we are developing 10,000 psi (70 MPa) high capacity carbon fiber composite hydrogen tanks that are designed specifically for potential use in future Mercedes Benz zero emission fuel cell electric vehicles. We are applying our advanced ultra-lightweight carbon-composite and polymer liner technology in designing and validating the hydrogen tanks to the latest European standards and additionally to the stringent Mercedes Benz safety, performance and durability specifications.

•

In May and June 2011, we announced that we received orders from The Dow Chemical Company and Florida Power & Light totaling in excess of $14.0 million for our F-150 PHEVs powered by our F-Drive hybrid system. We expect delivery of the F-150 PHEVs to occur over a three year period beginning in the fourth quarter of 2012.

Renewable Energy

Our Renewable Energy segment consists solely of the business operations of Schneider Power, headquartered in Toronto, Ontario, Canada. Schneider Power is a licensed electricity generator, developer and builder of renewable electricity generation facilities. Schneider Power develops, builds, owns and operates wind electricity generation facilities and is planning similar development of solar power generating facilities. Schneider Power has a significant portfolio of wind and solar energy projects in various stages of development throughout North America and the Caribbean. Additionally, Schneider Power currently owns and operates two wind farms located in Ontario, Canada, which are designed to generate a combined 11.6 megawatts (MW) of power, including the recently acquired Zephyr project discussed below.

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project (Zephyr Wind Farm) located in Ontario, Canada, for a purchase price of approximately CAD 2.0 million, plus the assumption of all the unpaid construction liabilities and a long-term debt facility of approximately CAD 22.7 million. Construction of the Zephyr Wind Farm was completed near the end of April 2012 and the project is currently “on-line;” however, its energy generation capabilities are not expected to reach full utilization until testing of the wind turbines and systems are completed in the latter part of calendar 2012.

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

On April 10, 2012, our senior lender demanded the remaining principal amount due under the Consent Fee Term Note of $1,090,000, which we paid in cash on April 11, 2012. As a result of the repayment, all of our obligations to our senior lender have been paid in full, our Credit Agreement and Security Agreement with our senior lender was terminated and the liens on substantially all of our assets held by our senior lender were discharged.

On May 7, 2012, we executed a two year revolving borrowing arrangement with a financial institution that will provide us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw down under the arrangement is dependent upon our future levels of eligible accounts receivables and inventories.

Results of Operations

Three Months Ended March 31, 2011 and 2012

Total revenues and operating losses for our business segments and gross profit on our product sales for the three months were as follows:

	Three Months Ended March 31,
	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$6,631,124	$5,905,304
Renewable Energy	120,248	88,552
Corporate	—	—

Total	$6,751,372	$5,993,856

Operating Loss
Electric Drive & Fuel Systems	$(359,686)	$(1,233,525)
Renewable Energy	(1,607,903)	(296,192)
Corporate	(2,413,805)	(2,801,810)

Total	$(4,381,394)	$(4,331,527)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$1,491,061	$3,545,741
Cost of product sales	(1,136,924)	(2,443,041)

Gross profit	$354,137	$1,102,700

Renewable Energy:
Net product sales	$91,922	$88,552
Cost of product sales	(9,291)	(28,940)

Gross profit	$82,631	$59,612

Electric Drive & Fuel Systems Segment

Revenues for our Electric Drive & Fuel Systems segment decreased $0.7 million, from $6.6 million in the three month period ended March 31, 2011, to $5.9 million in the three month period ended March 31, 2012. Revenue from product sales for this segment increased $2.0 million, or 133%, from $1.5 million to $3.5 million, primarily due to increased shipments of high pressure fuel storage systems for natural gas applications along with increased component shipments to Fisker Automotive. Contract revenue for this segment decreased $2.7 million, or 53%, from $5.1 million in the three month period ended March 31, 2011, to $2.4 million in the current year three month period. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher levels of contract revenue recognized in the 2011 period was mainly due to the elevated levels of pre-production engineering services that we provided to Fisker Automotive during the first quarter of 2011 just prior to the launch of the Fisker Karma platform. The Fisker Karma program transitioned from the prototype phase to the launch of production units during the 2011 calendar year.

Fisker Automotive comprised 34% and General Motors comprised 13% of the total Electric Drive & Fuel Systems segment revenue reported for the three months ended March 31, 2012, respectively. For the remainder of 2012 and for the foreseeable future, we anticipate that Fisker Automotive will continue to represent a significant portion of our overall Electric Drive & Fuel Systems segment revenues as we continue to ship components to and provide development services in support of Fisker Automotive’s Karma vehicle. Further, we expect Fisker product sales to increase over the course of calendar 2012, especially during the second half of the year.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $1.3 million, from $1.1 million for the three month period in 2011, to $2.4 million for the three month period in 2012, primarily as a result of increased product sales related to CNG programs and Fisker Automotive.

Gross profit on product sales increased $0.7 million, from $0.4 million for the three month period in 2011, to $1.1 million for the three month period in 2012, primarily due to increased shipments of our CNG products in the 2012 period.

Research and development expense associated with development contracts decreased $1.8 million, from $3.6 million for the three month period in 2011, to $1.8 million for the three month period in 2012, and internally funded research and development expense increased $0.7 million, from $1.3 million for the three month period in 2011, to $2.0 million for the three month period in 2012. The decline in expense related to development contracts in 2012 relates in part to the ramping down of the pre-production engineering efforts on the Fisker Karma platform as the program progressed to the production stage. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance along with hydrogen storage, injection and regulation programs. Included in our internally funded research effort in the 2012 period are engineering activities related to our F-150 PHEV program under which we are integrating our F-Drive hybrid propulsion system into a Ford F-150 truck platform.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment for the three month period in 2012 were $1.0 million, which approximated the same level of expenses recognized for the three month period in 2011.

Our overall operating loss for the current three month period increased $0.8 million, from $0.4 million in the 2011 period, to $1.2 million in the 2012 period. We expect our results from operations to improve over the remainder of calendar 2012, primarily in the second half of the year, in connection with our anticipated growth in product revenues.

Renewable Energy Segment

Revenues for our Renewable Energy segment include energy sales related to Schneider Power’s Providence Bay wind farm and revenue from construction management services on other projects. Revenues for this segment were approximately $0.1 million for both of the three month periods in 2011 and 2012. The operating loss for this segment was $1.6 million for the three month period in 2011, compared to a loss of $0.3 million in the 2012 period. Included in operating costs in the prior year period was a $1.0 million impairment charge due to the abandonment of the Spring Bay wind farm construction project in January 2011. The operating loss in both periods also includes $0.4 million and $0.1 million of amortization expense in 2011 and 2012, respectively, relating to intangible assets associated with the renewable energy project portfolio identified in connection with our acquisition of Schneider Power in April 2010.

We expect Schneider Power’s operating activities to increase for the remainder of calendar 2012 as a result of Schneider Power’s acquisition on April 20, 2012 of the 10 mw Zephyr Wind Farm.

Corporate Segment

Expenses of our Corporate segment increased by $0.4 million, from $2.4 million in the three month period in 2011, to $2.8 million in the three month period in 2012. Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our ongoing Electric Drive & Fuel Systems segment, our Renewable Energy segment, and any future operating segments. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. General and administrative expenses of the Corporate segment as a percentage of total consolidated revenues increased to 47% for the three month period in 2012, as compared to 36% for the three month period in 2011, due in part to the lower revenues realized in the current period.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $3.4 million in the three month period in 2012, as compared to $0.9 million recognized in the three month period in 2011. Interest expense in the 2011 period primarily related to debt instruments payable to our senior lender. The increase in expense during the 2012 period is primarily related to higher effective interest rates associated with issuances of subordinated debt obligations to investors over the course of the 2011 calendar year, which by the nature of equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions associated with the issuance of the obligations, resulted in a significant level of non-cash interest charges recognized in the first quarter of 2012. Included in these non-cash interest charges was the amortization of implied debt discounts of $3.0 million associated with the equity-linked characteristics under the subordinated obligations, of which $2.7 million related to obligations that we refer to as the Unsecured “A” Convertible Notes. The Unsecured “A” Convertible Notes were fully repaid on March 20, 2012 and as a result, we expect the levels of interest expense will decrease for the remainder of calendar 2012.

Fair Value Adjustments of Derivative Instruments. Derivative instruments during the three month period in 2012 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of $0.1 million for the three month period in

2012 as compared to a net gain of $3.4 million for the three month period in 2011. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The unrealized net gains recognized in both periods were primarily attributable to the decrease in our closing share price during the respective three month periods ended March 31, 2011 and 2012 that lowered the fair value of the derivative instrument liabilities during the respective periods ($9.00 closing share price at December 31, 2010 decreasing to $4.35 at March 31, 2011; $0.73 closing share price at December 31, 2011 decreasing to $0.69 at March 31, 2012).

Loss on Modification of Debt and Derivative Instruments. We did not recognize any gain or loss on modifications of our debt obligations in the 2012 period; however, in the prior year 2011 period, we recognized $1.5 million in losses associated with two significant modifications, which were as follows:

•

On January 3, 2011, we and our senior lender executed a Forbearance Agreement and restructured certain of our debt instruments. In connection with the debt restructure: (i) certain convertible notes were modified to extend the maturity dates from July 31, 2011 to August 31, 2011, (ii) the fixed conversion price in each convertible note was reduced from $14.20 to $9.80, (iii) an existing $10.0 million lender commitment was terminated, (iv) the senior lender provided us with a new $5.0 million non-revolving line of credit, and (v) we issued a warrant to the senior lender entitling it to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. We concluded that the modifications to the convertible note debt instruments were substantial and represented an implied exchange of those debt instruments for new debt instruments. A net loss of $0.5 million on extinguishment of the convertible note debt instruments and the derivative instrument associated with the $10 million lender commitment was recognized in connection with the debt restructure.

•

On January 18, 2011, we and each of the holders of certain bridge notes that we issued in October 2010 (2010 Bridge Notes) entered into an agreement pursuant to which the principal and interest repayment terms and the maturity date of the 2010 Bridge Notes were amended and we issued warrants to the holders of the 2010 Bridge Notes entitling them to purchase up to an aggregate of 131,902 shares of our common stock at a fixed exercise price of $9.20. We concluded that the modifications to the 2010 Bridge Notes were substantial and represented an implied exchange of the existing 2010 Bridge Notes for new 2010 Bridge Notes. A net loss on extinguishment of $1.0 million was recognized as a result of the implied exchange.

Loss on Settlement of Debt and Derivative Instruments. During the three month period in 2012, we settled a total of $1.3 million of principal due under the Consent Fee Term Note by the issuance of shares of our common stock. As a result of the in-kind debt settlements, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled. During the three month period in 2011, we recognized net loss on settlements of debt and derivative instruments of $1.6 million, which primarily represented a charge associated with the cancellation of principal due under a non-revolving line of credit with the senior lender in exchange for the issuance of shares of our common stock and warrants in connection with a private placement offering that closed on February 18, 2011.

Equity in Earnings (Losses) of Affiliates. During the three month periods in 2011 and 2012, we recognized losses of $0.4 million and $0.1 million, respectively, representing the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The activity in both periods is primarily associated with our equity share of the operating results of Asola.

Income Taxes. We recorded a net tax benefit of $0.1 million for the three month period in 2011 that primarily resulted from undistributed earnings of our investment in Asola associated with foreign currency translation effects. For the three month period in 2012, our income taxes were nominal. Our income taxes are generally minor, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be minor for the remainder of 2012.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first three months of 2012 was $2.3 million, as compared to net cash used of $3.7 million during the first three months of 2011. The cumulative impact of net changes in operating assets and liabilities during the first three months of 2012 was net cash provided of $1.9 million. The net change in operating assets and liabilities in 2012 was mainly related to a decrease in accounts receivable of $1.2 million, of which a substantial portion relates to cash receipts from Fisker Automotive associated with product shipments and engineering services.

Net cash used in investing activities during the first three months of 2012 was $0.2 million, as compared to net cash provided of $0.9 million during the first three months of 2011. Cash used in the 2012 period was entirely associated with costs to acquire and develop property and equipment, as compared to $0.1 million used in the 2011 period for these costs. The 2011 period also included cash proceeds of $1.6 million from the sale of a renewable energy project, of which $0.7 million was distributed to non-controlling interests.

Net cash provided by financing activities during the first three months of 2012 was $9.4 million, as compared to $4.8 million during the first three months of 2011. Cash provided during the 2012 period consisted principally of net proceeds of $14.5 million from an underwritten public offering transaction that closed in March 2012. Cash used during the 2012 period mainly related to repayments of debt obligations totaling $5.0 million, of which $1.2 million related to obligations referred to as the August 2011 Bridge Term Notes and $3.8 million related to obligations referred to as the Unsecured “A” Convertible Notes.

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions and our current senior lender. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (the “December 2011 Offering”).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

•

On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock to investors (the “March 2012 Offering”). The investors also received warrants in connection with the transaction.

•

On May 7, 2012, we executed a two year revolving borrowing arrangement with a financial institution that will provide us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw down under the arrangement is dependent upon our future levels of eligible accounts receivables and inventories. Based on eligible levels as of March 31, 2012, advances would be limited to approximately $3.0 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities. Although we expect to use a significant amount of cash in our operations over the next year for our operating activities and debt service, our current operating plan anticipates increased revenues and improved profit margins for the twelve month period, which we expect will reduce the levels of cash required for our operating activities as compared to historical levels of use.

Our principal sources of liquidity as of May 7, 2012, after factoring in the purchase of the Zephyr Wind Farm on April 20, 2012 and the new asset-based credit facility that we entered into on May 7, 2012 with a financial institution, consisted of (i) cash and cash equivalents of approximately $4.9 million and (ii) up to $10.0 million in working capital advances, depending upon our future levels of accounts receivables and inventories.

Based on current projections and estimates, we do not believe our principal sources of liquidity will be sufficient to fund our operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to extend the maturity dates of the $4.0 million of convertible debt that we refer to in our financial statements and notes thereto as the “Unsecured “B” Convertible Notes” that come due in the fourth quarter of 2012 and raise additional capital. Although we have been successful in the past in extending our debt obligations and raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our business plans, operating activities and obligations through March 31, 2013, which raises substantial doubt about our ability to continue as a going concern.

As of May 7, 2012, we had approximately $27.9 million of outstanding debt obligations, consisting of (i) $22.7 million due under a debt facility that was assumed in connection with our acquisition of the Zephyr Wind Farm on April 20, 2012 that matures over the next ten years, (ii) $1.1 million related to a bank term loan that matures on April 10, 2017, (iii) $4.0 million due under the Unsecured “B” Convertible Notes that mature on various dates from October 17 through November 15, 2012, and (iv) $0.1 million due under other debt financing arrangements.

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

In addition to our need to refinance, restructure and/or otherwise raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to complete the build out of our planned wind and solar development projects and to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with embedded features contained within certain of our warrant contracts. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.69 per share on March 31, 2012, the fair value of our derivative instruments would increase and a charge in the amount of $0.2 million related to the increase in fair value of the derivatives would be recognized as follows:

	Fair Value	Effect of 10%
	Reported at	Pro forma Share	Pro forma
Derivative Financial Instrument:	March 31, 2012	Price Increase	Fair Value
Warrant contracts issued in October 2006	$849,000	$109,000	$958,000
Warrant contracts issued in August 2008	5,000	2,000	7,000
Warrant “B” contracts issued in February 2011	42,000	9,000	51,000
Warrant contracts issued on September 29, 2011	245,000	26,000	271,000
Warrant contracts issued on October 12, 2011	249,000	28,000	277,000

	$1,390,000	$174,000	$1,564,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On March 31, 2012, one euro was equal to 1.33 US Dollars and one Canadian dollar was equal to 1.00 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we will have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have scheduled commitments to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$151.1 million, based on the currency exchange rate at March 31, 2012; a 10% decline in the US Dollar against the euro could require us to pay an additional US$15.1 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of March 31, 2012, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the three months ended March 31, 2012.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

The warrants issued on October 27, 2006, August 25, 2008, September 29, 2011 and October 12, 2011 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through March 31, 2012 that resulted in the reset of the exercise price of the warrants issued on October 27, 2006 to $0.83, the warrants issued on August 25, 2008 to $38.60, and the warrants issued on September 29, 2011 and October 12, 2011 to $0.83 per share, respectively. As of March 31, 2012, the warrants issued on August 25, 2008 had been reset to the lowest price allowable under their contractual terms so the reset provision is no longer applicable.

The warrants issued on October 27, 2006 and August 25, 2008 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 and August 25, 2008 increased to 3,408,981 and 1,398,964, respectively, as of March 31, 2012. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

For a complete description of our risk factors, please refer to the Risk Factors section contained within our Transition Report on Form 10-KT, as initially filed with the Securities and Exchange Commission on March 28, 2012 and as amended on April 27, 2012, all of which are incorporated herein by reference. Material changes to such risk factors are:

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

We are currently not in compliance with Nasdaq’s minimum bid requirement and there are other requirements that we must satisfy in order to maintain our listing with Nasdaq.

On April 30, 2012, we received notification from The Nasdaq Stock Market that we were not in compliance with Nasdaq’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days. In order to regain compliance with the minimum bid price rule, the closing stock price of a share of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days prior to October 29, 2012.

If we are unable to regain compliance with the $1.00 minimum bid requirement prior to October 29, 2012, Nasdaq will provide us with written notification that our common stock will be delisted from the Nasdaq Global Market. At that time, we may appeal the delisting determination, or, alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market provided that we satisfy the Nasdaq Capital Market’s requirements for initial listing, other than the $1.00 minimum bid price requirement. In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the $1.00 minimum bid price requirement while listed on the NASDAQ Capital Market. No assurance can be given that we will be eligible for the additional 180-day compliance period or, even if eligible, that we will regain compliance during any additional compliance period.

We intend to monitor the closing bid price of our common stock between now and October 29, 2012, and to consider available options if our common stock does not trade at a price likely to result in us regaining compliance with the minimum bid price requirement.

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

We assumed debt in connection with Schneider Power’s acquisition of the Zephyr Wind Farm that will require us to either refinance or raise additional capital to be able to meet scheduled balloon payments in years five and ten of the credit agreement.

In connection with Schneider Power’s acquisition of the Zephyr Wind Farm, we assumed approximately CAD 22.7 million of term debt pursuant to the terms of a Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Ltd. (Samsung Debt). Pursuant to the terms of the Credit Agreement, as amended, Zephyr Farms will make regularly scheduled semi-annual principal and interest payments for a period of nine years commencing nine months following the Zephyr wind farm’s commercial operation date (first semi-annual payment expected to be in February 2013). The aggregate amount of such principal and interest payments will be approximately CAD 2.1 million per year. Additionally, the Credit Agreement, as amended, calls for a principal balloon payment in year five of CAD 5.3 million and a final balloon payment in year ten of CAD 9.6 million. Schneider Power has guaranteed the Samsung Debt. If the Zephyr Wind Farm does not generate sufficient revenue and cash flow to service the regularly scheduled semi-annual payments of principal and if we are unable to refinance or raise sufficient capital prior the scheduled balloon payments in years five and ten, it will have a material adverse effect on Schneider Power and our Renewable Energy business segment.

RISKS RELATED TO INVESTMENTS AND OUR RENEWABLE ENERGY SEGMENT

Our recent wind farm investment could generate less energy than anticipated

There could be delays or difficulties in bringing the Zephyr Wind Farm (acquired by Schneider Power on April 20, 2012) project’s energy generation capabilities up to full utilization and if the levels of energy generated over the lives of the turbine assets are significantly less than expected, the operating results of the renewable energy segment would be negatively impacted, our ability to meet or restructure the debt service required under the project would be impaired, and we may not be able to realize the benefits we anticipate from the acquisition of the Zephyr Wind Farm.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosures in Item 5 of this Part II are incorporated herein by this reference. The One-Year Warrant, the Seven-Year Warrant and the Agent Warrant described therein were issued to accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. The transactions did not involve a public offering, were made without general solicitation or advertising, and there was no underwriter and no underwriting commissions or discounts.

Item 5. Other Information.

On May 7, 2012 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”) with Bridge Bank, National Association (the “Lender”) for a Revolving Credit Facility not to exceed $10,000,000 in borrowings (the “Revolving Line”). In connection with the Loan Agreement, we issued a warrant to the Lender to purchase up to 917,839 shares of our common stock at $2.124 per share with an expiration date of one year from the Closing Date (the “One-Year Warrant”), and a warrant to purchase up to 555,556 shares of our common stock at an exercise price of $0.90 per share with an expiration date of seven years from the Closing Date (the “Seven-Year Warrant”).

Material terms of the Loan Agreement:

The Loan Agreement contains customary representations, warranties and covenants. Advances under the Revolving Line are limited to the lesser of $10,000,000 or the amount established pursuant to a borrowing base consisting of eligible accounts receivable and eligible inventory. We may receive advances and make payments on the Revolving Line from time to time. The Revolving Line matures on the second anniversary of the Closing Date. Advances under the Revolving Line will bear interest at 2% above the greater of 3.25% or the Lender's most recently announced “prime rate.” We paid the Lender a $100,000 facility fee on the Closing Date and will be required to pay an additional facility fee of $100,000 on the first anniversary of the Closing Date.

Pursuant to the Loan Agreement, we granted and pledged to the Lender a continuing security interest in all of our personal property currently existing or created or acquired after the Closing Date, excluding certain intellectual property. We also pledged shares of common stock we own in Tecstar Automotive Group, Inc., Schneider Power Inc. and Fisker Automotive, Inc. The pledge of the shares of Fisker Automotive, Inc. will be effective only upon the occurrence of certain stated events. The Lender also required our existing note holders to execute and deliver subordination agreements in favor of the Lender.

The Loan Agreement contains customary events of default and rights and remedies in favor of the Lender, including on default the right to declare all obligations immediately due and payable and to sell the collateral.

The foregoing description of the Loan Agreement is qualified in its entirety by reference to the complete terms of the Loan Agreement, which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

Material terms of the One-Year Warrant:

The Lender received the One-Year Warrant to purchase up to 917,839 shares of our common stock at $2.124 per share. The One-Year Warrant contains standard and customary anti-dilution provisions, may be exercised on a cashless basis, and expires one year from the Closing Date. The foregoing description of the One-Year Warrant is qualified in its entirety by reference to the complete terms of the One-Year Warrant, the form of which is filed herewith as Exhibit 4.2 and incorporated herein by reference.

Material terms of the Seven-Year Warrant:

The Lender received a Seven-Year Warrant to purchase up to 555,556 shares of our common stock at $0.90 per share. The Seven-Year Warrant contains standard and customary anti-dilution provisions, may be exercised on a cashless basis, and expires seven years from the Closing Date. The foregoing description of the Seven-Year Warrant is qualified in its entirety by reference to the complete terms of the Seven-Year Warrant, the form of which is filed herewith as Exhibit 4.3 and incorporated herein by reference.

Other Matters:

Advanced Equities Securities LLC (“AEI”) served as our agent in connection with the transaction. Pursuant to the terms of a Letter Agreement, dated May 8, 2012, between us and AEI (the “AEI Letter Agreement”), in consideration for its services, AEI will be paid a fee of $150,000 by May 11, 2012 and a cash fee of 8% of each incremental drawdown on the Revolving Line exceeding $1.875 million. In addition, AEI received a warrant to purchase up to 200,000 shares of our common stock at an exercise price of $0.90 per share with an expiration date of seven years from the Closing Date (the “Agent Warrant”). The Agent Warrant contains standard and customary anti-dilution provisions and may be exercised on a cashless basis. The foregoing description of the AEI Letter Agreement and Agent Warrant is qualified in its entirety by reference to the complete terms of the AEI Letter Agreement and Agent Warrant, a copy of which is filed herewith as Exhibit 10.4 and Exhibit 4.4, respectively, and incorporated herein by reference.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ WILLIAM B. OLSON
William B. Olson, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended March 31, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Transition Report on Form 10-KT filed with the SEC on March 28, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Transition Report on Form 10-KT filed with the SEC on March 28, 2012).

4.1	Form of Warrant Agreement, dated March 16, 2012, between the Registrant and Broadridge Corporate Issuer Solutions, Inc., and accompanying form of Series B Warrant and form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012).

4.2*	One year warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association.

4.3*	Seven year warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association.

4.4*	Warrant issued by the Registrant to agent on May 7, 2012.

10.1	Agreement and Amendment, dated February 10, 2012, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2012).

10.2*	Letter Agreement, dated March 29, 2012, between Schneider Power Providence Bay Inc. and Central 1 Credit Union.

10.3*	Loan and Security Agreement, dated May 7, 2012, between the Registrant and Bridge Bank, National Association.

10.4*	Letter Agreement dated May 8, 2012, between Advanced Equities Securities LLC and the Registrant.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

101*	The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith