Form 10-Q
period 2012-06-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2012-08-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012,

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2012:

47,761,119 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,798,181	$5,566,119
Accounts receivable, net	7,446,063	6,159,847
Inventories, net	2,335,536	2,633,608
Prepaids and other current assets	1,706,670	3,146,727

Total current assets	15,286,450	17,506,301
Property and equipment, net	5,898,970	28,538,094
Investment in and advances to affiliates	5,495,343	5,013,298
Intangible asset, net	2,881,598	3,861,548
Goodwill	12,400,000	14,108,995
Prepayments to affiliate	3,887,040	3,797,880
Deposits and other assets	587,348	596,105

Total assets	$46,436,749	$73,422,221

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,727,503	$5,073,512
Accrued payroll obligations	1,106,657	837,096
Deferred revenue	1,186,417	2,071,662
Accrued warranties	317,954	457,804
Derivative instruments	953,000	852,000
Other accrued liabilities	1,692,668	2,575,118
Facility exit obligation, current portion	327,168	356,572
Debt obligations, current portion	8,689,380	4,192,151

Total current liabilities	19,000,747	16,415,915
Facility exit obligation, net of current portion	1,092,411	906,487
Debt obligations, net of current portion	38,160	27,395,061
Deferred income taxes	189,019	227,936
Derivative instruments	543,000	518,000
Commitments and contingencies (note 15)
Stockholders’ Equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for the periods presented	1,000	1,000
Common stock, $.02 par value; 49,900,000 shares authorized and 26,617,369 shares issued and outstanding at December 31, 2011; 149,900,000 shares authorized and 47,803,619 shares issued, of which 47,771,119 are outstanding and 32,500 are held in treasury at June 30, 2012	532,347	956,072
Additional paid-in-capital	447,618,780	464,791,367
Accumulated deficit	(421,544,251)	(436,425,382)
Accumulated other comprehensive loss	(1,034,464)	(1,364,235)

Total stockholders’ equity	25,573,412	27,958,822

Total liabilities and stockholders’ equity	$46,436,749	$73,422,221

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue:
Net product sales	$3,033,972	$4,354,782	$4,616,955	$7,989,075
Contract revenue	4,239,047	1,253,118	9,407,436	3,612,681

Total revenue	7,273,019	5,607,900	14,024,391	11,601,756
Costs and expenses:
Cost of product sales	1,972,261	3,501,469	3,118,476	6,037,288
Research and development	3,841,564	3,482,426	8,907,041	7,468,964
Selling, general and administrative	5,619,422	4,401,243	9,443,672	8,167,223
Amortization and impairment of long-lived assets	121,413	542,194	1,218,237	579,240

Total costs and expenses	11,554,660	11,927,332	22,687,426	22,252,715

Operating loss	(4,281,641)	(6,319,432)	(8,663,035)	(10,650,959)
Interest expense, net	(590,097)	(871,890)	(1,449,806)	(4,244,213)
Fair value adjustments of derivative instruments, net	708,000	20,000	4,089,000	126,000
Gain (loss) on modification of debt and derivative instruments, net	—	348,328	(1,513,359)	348,328
Gain (loss) on settlement of debt and derivative instruments, net	36,181	—	(1,535,351)	(95,450)
Other	—	26,467	—	26,467
Equity in losses of affiliates, net	(386,892)	(228,296)	(786,426)	(349,886)

Loss from operations before income taxes	(4,514,449)	(7,024,823)	(9,858,977)	(14,839,713)
Income tax benefit (expense)	212,311	(41,418)	297,426	(41,418)

Net loss attributable to stockholders	$(4,302,138)	$(7,066,241)	$(9,561,551)	$(14,881,131)

Per share data - Net loss:
Basic & diluted	$(0.37)	$(0.15)	$(0.87)	$(0.39)
Weighted average shares outstanding:
Basic & diluted	11,563,797	47,311,392	10,933,738	38,407,374
Comprehensive loss:
Net loss attributable to stockholders	$(4,302,138)	$(7,066,241)	$(9,561,551)	$(14,881,131)
Foreign currency translation adjustments, net of tax	(86,679)	(381,715)	564,596	(329,771)

Comprehensive loss attributable to stockholders	$(4,388,817)	$(7,447,956)	$(8,996,955)	$(15,210,902)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Net cash used in operating activities	$(8,931,962)	$(7,476,254)

Cash flows from investing activities:
Purchases and development of property and equipment	(498,312)	(587,207)
Acquisition of Zephyr Wind Farm, net of cash acquired	—	(3,511,727)
Proceeds from sale of asset held for sale	1,648,845	—
Payments to non-controlling interests	(706,648)	—
Other	46,841	—

Net cash provided by (used in) investing activities	490,726	(4,098,934)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	12,028,181	14,638,529
Proceeds from exercise of warrants	—	569,500
Proceeds from issuance of debt and warrants, net of transaction fees	1,373,500	1,992,750
Borrowings under revolving line of credit	—	3,000,000
Borrowings under non-revolving line of credit	2,500,000	—
Payment of commitment and other fees in connection with revolving line of credit	—	(372,650)
Payments on facility exit obligations, net	—	(369,646)
Payments on debt obligations	(4,633,369)	(6,105,736)
Other	17,500	—

Net cash provided by financing activities	11,285,812	13,352,747

Net effect of exchange rate changes on cash	33,966	(9,621)

Net increase in cash and cash equivalents	2,878,542	1,767,938
Cash and cash equivalents at beginning of period	1,857,797	3,798,181

Cash and cash equivalents at end of period	$4,736,339	$5,566,119

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the development and production of advanced vehicle propulsion systems, fuel storage technologies, and alternative fuel vehicles.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc. and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project (Zephyr Wind Farm) located in Ontario, Canada (See Note 4).

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010, we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. See Note 5 for further discussion of these businesses.

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

Change in Fiscal Year

On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change was effective as of December 31, 2011 and we filed a transition report with the Securities and Exchange Commission (SEC) which covered the eight month period beginning May 1, 2011 and ending December 31, 2011. The accompanying condensed consolidated financial statements cover the period from January 1, 2012 through June 30, 2012, representing the first two quarters of our newly adopted calendar year period.

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

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions and our current senior lender. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (December 2011 Offering).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

•

On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock (March 2012 Offering). The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. On May 3, 2012 and June 14, 2012, investors exercised 235,000 and 435,000 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

•

On May 7, 2012, we executed a two year revolving asset based line of credit (Line of Credit) that provides us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw under the line of credit is dependent upon our future levels of eligible accounts receivables and inventories.

•

On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible debt that we refer to as the “Unsecured “B” Convertible Notes” that was scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months that we will increase investments in equipment and facility infrastructure to accelerate expansion of our CNG tank production capacity and we will utilize a significant amount of capital and internal engineering resources to complete the development of and to initiate the production launch of our F-150 PHEV platform.

Our principal sources of liquidity as of July 31, 2012 consisted of: (i) cash and cash equivalents of approximately $4.0 million and (ii) up to $7.0 million of potential availability under the Line of Credit. We anticipate that our debt service cash requirements for the period from July 31, 2012 through June 30, 2013 will be approximately $2.6 million, of which $1.6 million relates to Schneider Power’s renewable energy operations.

Based on current projections and estimates, we do not believe our principal sources of liquidity will be sufficient to fund our planned growth initiatives, operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital. Although we have been successful in the past in raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through June 30, 2013, which raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to raise additional capital to sufficiently fund our working capital needs would have a material adverse affect on our business and our ability to continue as a going concern.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through June 30, 2013, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets, investments, prepayments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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

Our revenues also include energy generation sales associated with two wind farms which is recognized at the time of generation and delivery to the purchasing utility providers as metered at the point of interconnection with the transmission systems. The rate paid by the purchasing utility providers is established in the Power Purchase Agreements (PPA) between us and the utility providers.

Recent Accounting Pronouncements Adopted

On January 1, 2012, we adopted Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised standard only impacted our financial statement presentation, which we elected to adopt by presenting comprehensive income in a single continuous statement, and did not have an effect on our consolidated results of operations and financial position.

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

2. Accounts Receivable

Net accounts receivable consist of the following:

	December 31,	June 30,
	2011	2012
Customer accounts billed	$6,441,695	$5,165,662
Customer accounts unbilled	1,277,526	1,299,202
Allowance for doubtful accounts	(273,158)	(305,017)

Accounts receivable, net	$7,446,063	$6,159,847

We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

3. Inventories

Inventories consist of the following:

	December 31,	June 30,
	2011	2012
Materials and parts	$4,594,694	$4,671,208
Work-in-process	25,164	26,000
Finished goods	725,793	871,515

	5,345,651	5,568,723
Less: provision for obsolescence	(3,010,115)	(2,935,115)

Inventories, net	$2,335,536	$2,633,608

4. Acquisition of Zephyr Wind Farm

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited (Zephyr Wind Farm), the owner of a 10 megawatt wind farm project located in Ontario, Canada. In connection with the acquisition, Schneider Power acquired 100% of Zephyr Wind Farm’s outstanding shares in exchange for $2.0 million in cash and assumed $22.9 million of term debt which is payable over 10 years at 6.5% interest (see Note 9), unpaid construction and other current liabilities of $2.9 million. In addition Schneider Power incurred $0.1 million in transaction related fees.

Schneider Power used a total of $3.5 million in net cash through June 30, 2012 to complete the purchase of the outstanding shares of the Zephyr Wind Farm and satisfy capitalized construction obligations assumed in connection with the transaction. A summary of the cash used in investing activities related to the transaction is as follows:

Payment of purchase consideration	$1,981,741
Less: cash acquired in acquisition	(126,073)
Payment of construction obligations, net	1,656,059

Net cash used for acquisition	$3,511,727

Construction of the Zephyr Wind Farm was completed near the end of April 2012 and placed into production in May 2012. The acquisition of Zephyr Wind Farm provides us with additional wind energy generation sales for our Renewable Energy segment. We anticipate that the Zephyr Wind Farm will generate annual revenues of approximately $3.0 million.

The allocation of the purchase price of Zephyr Wind Farms was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. We began consolidating the results of Zephyr Wind Farm on the date of acquisition in our Renewable Energy business segment. We have not disclosed the pro forma effects of the acquisition for any periods prior to the acquisition date as Zephyr Wind Farm was not in operation at the time of the acquisition and disclosure of prior financial information would not be material to our consolidated results of operations or relevant to an understanding of future operations.

The June 30, 2012 condensed consolidated financial statements reflect the initial allocation of the $2.0 million purchase price to assets acquired and liabilities assumed based on preliminary estimates of fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets and liabilities has been recorded as goodwill representing the expected synergies and other intangible value that the Zephyr Wind Farm brings to our Renewable Energy segment. We expect to finalize our analysis in the second half of 2012 and our preliminary estimates of fair values may change as we obtain additional information.

The following table sets forth the preliminary allocation of the purchase price to the Zephyr Wind Farm net assets acquired:

Tangible assets acquired at fair value:
Cash and cash equivalents	$126,073
Other current assets	1,031,860
Property and equipment	23,771,157

Total tangible assets acquired	24,929,090

Intangible assets acquired at fair value:
Power purchase agreement asset	1,073,000
Goodwill ascribed to transaction	1,749,842

Total assets acquired	27,751,932

Liabilities assumed at fair value:
Current liabilities	(2,883,063)
Debt obligations	(22,887,128)

Total liabilities assumed	(25,770,191)

Net assets acquired	$1,981,741

The majority of the assets acquired are associated with wind power generation machinery and equipment and a power purchase agreement intangible asset. The useful lives for the machinery and equipment and power purchase agreement intangible asset are expected to be 20 years and will be amortized on a straight-line basis.

The goodwill recorded is not deductible for tax purposes. Goodwill and the intangible asset for the Zephyr Wind Farm are reported under our Renewable Energy reporting segment (See Note 6).

The fair values of the tangible assets were estimated using replacement costs. The fair value of the power purchase agreement intangible asset was estimated using a discounted cash flow technique utilizing Level 3 inputs consistent with those described in Note 10.

5. Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched Fisker Automotive, Inc. (Fisker Automotive), for the purpose of designing and producing premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1%. Our investment in Fisker Automotive, which is accounted for under the cost method, was zero as of December 31, 2011 and June 30, 2012.

Under our arrangements with Fisker Automotive, we ship production level component parts and provide engineering services to support Fisker Automotive’s Karma vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum, under the equity method of accounting. The components of investment in and advances to affiliates for the periods presented are as follows:

	December 31,	June 30,
	2011	2012
Quantum Affiliates:
Asola	$5,491,918	$5,006,759
PCD	—	—
Shigan-Quantum	3,425	6,539

Investment in and advances to affiliates	$5,495,343	$5,013,298

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined under GAAP.

In December 2010, we acquired a 24.9% interest in Asola Quantum Solarpower AG (AQS). AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. We include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US dollar was 1.30 to 1.0 as of December 31, 2011 and 1.27 to 1.0 as of June 30, 2012.

Asola maintains its books and records on a calendar-year basis and reports results under German generally accepted accounting principles as follows:

	Six months ended June 30,
	2011	2012
(Euros)
Current assets	€18,936,722	€12,011,047
Non-current assets	8,482,577	7,663,652
Current liabilities	9,981,475	8,001,320
Long-term liabilities	12,578,193	11,460,400
Product sales	20,443,335	14,124,107
Gross profit on product sales	1,683,436	603,787
Net income (loss)	1,842,690	(380,000)

(US Dollars)
Current assets	$27,433,000	$15,206,000
Non-current assets	12,289,000	9,702,000
Current liabilities	14,460,000	10,129,000
Long-term liabilities	18,222,000	14,508,000
Product sales	28,443,000	18,090,000
Gross profit on product sales	2,342,000	773,000
Net income (loss)	2,564,000	(487,000)

We recognized equity in net losses of Asola of $229,000 and $353,000 for the three and six month periods ended June 30, 2012, respectively. Our equity in net losses for the six month periods differs from the 24.9% of the net losses shown in the tables above due to adjustments to equity in net losses related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings or losses under US GAAP.

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

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to approximately $8.8 million, which amount represents the total of all solar cell prepayments and other advances made by us to Asola, plus our net investment in Asola at June 30, 2012.

Although we do not intend to purchase any cells from Asola or make additional prepayments under our arrangement with Asola until the contractual matter is resolved, our scheduled commitments, including amounts in arrears and prior to any potential modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement is approximately $143.4 million based on the currency exchange rate as of June 30, 2012.

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balance for the six months ended June 30, 2012, in US Dollars, is as follows:

Balance at December 31, 2011	$5,491,918
Equity in losses	(353,000)
Accrued interest on advance	65,884
Foreign currency translation	(198,043)

Balance at June 30, 2012	$5,006,759

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up company organized under India’s Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. Our net equity in earnings associated with Shigan Quantum for the six months ended June 30, 2012 was $3,114.

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

6. Long-lived Assets

Property and equipment

Changes in property and equipment for the six months ended June 30, 2012 are as follows:

	Balance at December 31, 2011	Additions	Transfers	Deprecia- tion	Impair- ment	Foreign Currency	Balance at June 30, 2012
Property and equipment in service, gross	$32,678,307	—	$24,046,166	$—	$—	$(539,864)	$56,184,609
Accumulated depreciation	(28,010,141)	—	—	(685,758)	—	736	(28,695,163)
Construction in progress:
Wind farm assets acquired	—	23,771,157	(23,771,157)	—	—	—	—
Wind farm development	608,273	204,484	—	—	—	662	813,419
Solar module manufacturing line	495,016	—	—	—	(495,016)	—	—
Plant equipment & other	127,515	382,723	(275,009)	—	—	—	235,229

Total construction in progress	1,230,804	24,358,364	(24,046,166)	—	(495,016)	662	1,048,648

Total property and equipment, net	$5,898,970	$24,358,364	$—	$(685,758)	$(495,016)	$(538,466)	$28,538,094

Goodwill and Intangible Assets

The changes in goodwill and intangible assets for the six months ended June 30, 2012 are as follows:

	Goodwill - Fuel Systems	Goodwill - Renewable Energy	Total Goodwill	Intangible Assets - Renewable Energy
Balance as of December 31, 2011	$12,400,000	$—	$12,400,000	$2,881,598
Zephyr Wind Farm Acquisition	—	1,749,842	1,749,842	1,073,000
Amortization	—	—	—	(84,224)
Foreign currency translation	—	(40,847)	(40,847)	(8,826)

Balance as of June 30, 2012	$12,400,000	$1,708,995	$14,108,995	$3,861,548

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

In connection with Schneider Power’s acquisition of the Zephyr Wind Farm on April 20, 2012, we identified goodwill and a power purchase agreement intangible asset. The intangible asset is being amortized over its estimated useful life on a straight-line basis of 20 years.

We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, intangible assets, or any other significant long-lived asset as of June 30, 2012.

7. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third-party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and is scheduled to expire on May 31, 2015. Since we will incur costs in excess of the rent expected to be received under the sublease for the remaining term of our lease agreement related to the facility without realizing any economic benefit, we carry an obligation on the balance sheet which represents the fair value of the remaining excess lease costs. Included in selling, general and administrative costs on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012 are charges of $46,152 and $75,184, respectively, associated with accretion of the fair value discount under the obligation due to the passage of time. The total carrying value of the obligation as of June 30, 2012 was $1,263,059, of which $356,572 is classified as a current liability.

8. Warranties

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

Changes in our product warranty liability for the six months ended June 30, 2012 are as follows:

Balance at December 31, 2011	$317,954
Warranties issued during the period	143,541
Settlements made during the period	(3,691)

Balance at June 30, 2012	$457,804

9. Debt Obligations

Our debt obligations consist of the following:

	December 31, 2011	June 30, 2012
Obligations to Secured Lenders:
Consent Fee Term Note: $2,390,000 principal and $5,955 accrued interest in December 2011	$2,395,955	$—
Line of Credit: $3,000,000 principal and $11,375 accrued interest in June 2012	—	3,011,375
Bank Term Loan—Providence Bay Wind Farm	1,162,348	1,128,417
Turbine Supplier Term Loan—Zephyr Wind Farm: $22,358,195 principal and $286,620 accrued interest in June 2012	—	22,644,815

Obligations to Other Creditors:
August 2011 Bridge Term Notes: $1,150,000 principal, $61,210 accrued interest,less $33,631 debt discount in December 2011	1,177,579	—
Unsecured “A” Convertible Notes: $3,811,900 principal, $90,430 accrued interest,less $2,676,249 debt discount in December 2011	1,226,081	—
Unsecured “B” Convertible Notes: $3,950,000 principal, $76,139 accrued interest, less $1,323,711 debt discount in December 2011; $1,700,000 principal, $94,287 accrued interest, less $259,322 debt discount in June 2012	2,702,428	1,534,965
June 2012 Bridge Notes: $4,625,000 principal, $10,727 accrued interest, less $1,417,547 debt discount in June 2012	—	3,218,180
Other obligations	63,149	49,460

Debt obligations, current and non-current	8,727,540	31,587,212
Less: obligations classified as current, net of amortization of debt discounts	(8,689,380)	(4,192,151)

Debt obligations, non-current	$38,160	$27,395,061

The following disclosures reflect the status of our debt obligations on an instrument by instrument basis as they existed at the beginning of 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first six months of 2012.

Consent Fee Term Note

Pursuant to the terms of our credit agreement with our former senior lender, we were required to obtain the former senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our former senior lender agreed to give its consent to the acquisition in exchange for a fee of $3,000,000, which we paid by our delivery of the Consent Fee Term Note.

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

On February 10, 2012, we entered into an agreement with our former senior lender to amend the terms of the Consent Fee Term Note. The material amendments to the Consent Fee Term Note were as follows: (i) we could settle payment demands using shares of our common stock as long as the VWAP for the three trading days preceding a payment demand was at least $0.95 per share, (ii) after taking into account the $700,000 payment demand made by our former senior lender concurrently with the execution of the amendment (see February 10, 2012 payment demand described below), the aggregate amount of future payment demands that our former senior lender could have made prior to April 10, 2012 was limited to $600,000 (see March 7, 2012 payment demand described below), and (iii) with respect to the $700,000 and $600,000 payment demands described below, a deemed VWAP price of $0.9524 per share was used to determine the number of shares delivered in settlement of those payment demands.

We concluded that the modifications to the Consent Fee Term Note on February 10, 2012 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument.

Concurrent with the amendment to the Consent Fee Term Note on February 10, 2012, our former senior lender made a payment demand of $700,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 735,000 shares to the former senior lender on February 13, 2012 in settlement of the payment demand.

On March 7, 2012, our former senior lender made a payment demand of $600,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 630,000 shares to the former senior lender on March 9, 2012.

We recognized a combined loss on settlements of $95,450 associated with the issuance of shares in settlement of the principal demands in the first quarter of 2012.

On April 10, 2012, our former senior lender demanded the remaining principal amount due under the Consent Fee Term Note of $1,090,000, which we paid in cash on April 11, 2012. As a result of the repayment, all of our obligations to our former senior lender have been paid in full, our Credit Agreement and Security Agreement with our former senior lender was terminated and the liens on the assets held by our former senior lender were discharged.

Line of Credit

On May 7, 2012, we executed a revolving line of credit facility with a financial institution that provides us the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (Line of Credit). The credit facility requires monthly interest payments on outstanding advances and expires on May 7, 2014. The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories. The lender obtained a senior secured position on substantially all of our assets other than our renewable energy segment’s wind farm assets. In connection with the execution of the credit facility and our initial drawdown under the facility, we paid the lender and our placement agent cash fees totaling $0.4 million and issued warrants to purchase shares of our common stock to the lender and placement agent with a combined fair value of $0.3 million (see Note 11). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the life of the credit facility. The credit facility requires an additional commitment fee of $0.1 million on the first anniversary of the facility and our placement agent is entitled to receive additional fees based on the level of borrowings under the facility. Based on our eligible levels of accounts receivable and inventories as of June 30, 2012, the maximum borrowing level allowed under the facility was limited to $3.8 million.

Bank Term Loan – Providence Bay Wind Farm

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan that had an original principal amount of Canadian Dollar (CAD) 1.5 million upon its inception on April 3, 2007. The bank term loan was executed by our wholly-owned tier-two subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), and is secured by certain of SPI Providence Bay’s power generation machinery, equipment and other assets.

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

The conversion rate of one CAD to one US Dollar was 0.978 to 1.0 as of December 31, 2011 and 0.983 to 1.0 as of June 30, 2012.

Turbine Supplier Term Loan – Zephyr Wind Farm

In connection with Schneider Power’s acquisition of Zephyr Wind Farm on April 20, 2012, we assumed a term loan payable to the wind turbine supplier related to the project. The term loan had a principal amount of CAD 22.7 million as of the date of the acquisition. Pursuant to the terms of the Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Ltd. (Samsung Debt), the Zephyr Wind Farm will make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of nine years commencing nine months after the official commercial operation date (COD). The COD was subsequently determined to be May 15, 2012; thus, the first semi-annual payment is scheduled for February 2013.

The aggregate amount of such principal and interest payments will be approximately CAD 2.1 million per year. Additionally, the Samsung Debt, as amended, calls for a principal balloon payment in year five of CAD 5.3 million and a final balloon payment in year ten of CAD 9.6 million. The Samsung Debt is secured by the assets of the Zephyr Wind Farm and repayment of the Samsung Debt obligation is guaranteed by Schneider Power.

August 2011 Bridge Term Notes

On August 23, 2011, we received gross proceeds of $1,150,000 from the sale of senior subordinated promissory notes and warrants in a private placement transaction with accredited investors (the August 2011 Bridge Term Notes). The significant terms of the August 2011 Bridge Term Notes as of December 31, 2011 were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.

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

The significant terms of the Unsecured “A” Convertible Notes as of December 31, 2011 were as follows: (i) maturity date of March 20, 2012, (ii) interest at 10.0% per annum; however, each of the holders were guaranteed to receive at least six months of interest regardless of the contractual maturity date, (iii) quarterly interest obligation payable in cash on January 1, 2012 with the remaining interest obligation due upon maturity (iv) holders of the notes had the right at any time to convert all or part of the outstanding principal amount into shares of our common stock at any time prior to the maturity date at a fixed conversion price of $2.124 per share for the September 29 investors and $1.9800 per share for the October 12 investors, and (v) the notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.

None of the holders exercised their conversion rights prior to the contractual maturity date. On March 20, 2012, we repaid the Unsecured “A” Convertible Notes in full and recognized $2,676,249 of non-cash interest expense during the first quarter of 2012 associated with amortization of the remaining debt discount that was allocated to the debt instruments at the time the notes were issued.

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

The significant terms of the Unsecured “B” Convertible Notes as of December 31, 2011 were as follows: (i) notes mature one year from the respective dates of issuance, (ii) interest at 10.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) holders have the right at any time prior to the maturity date to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at fixed conversion prices ranging from $2.7727 to $2.7832 per share, (v) we have the right to prepay all or part of the notes at any time upon 30 days prior written notice, and (vi) the notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.

During June 2012, certain holders agreed to cancel their existing notes and warrants that they were issued in connection with the origination of the Unsecured “B” Convertible Notes in October and November 2011 with new unsecured and nonconvertible bridge notes and warrants that have significantly different terms. On June 22, 2012 and June 28, 2012, holders of combined principal amount of $2,250,000 replaced their existing notes with new notes at the same principal amounts that we refer to as the June 2012 Bridge Notes (discussed further below). These certain investors also received replacement warrants with a combined fair value of $769,323 (see Note 11).

We concluded that the exchange in connection with the replacement of notes and warrants was substantial and represented an extinguishment of the existing debt instruments with new debt instruments and we recognized a gain of $348,328 in connection with the replacement transactions.

In addition to the contractual interest cost recognized in connection with the Unsecured “B” Convertible Notes, we also recognized a total of $814,822 of non-cash interest expense during the first half of 2012 associated with (a) amortization of a portion of the debt discount that was allocated to the debt instruments at the time the notes were issued and (b) amortization of a portion of the debt issuance costs that were deferred in connection with the transactions. The remaining debt discount and deferred debt issuance costs are being amortized over the scheduled lives of the notes under the effective interest rate method.

June 2012 Bridge Notes

On June 22, 2012 and June 28, 2012, we received gross proceeds of $4,625,000 from the sale of 12.0% senior subordinated bridge notes (June 2012 Bridge Notes) and warrants to purchase up to 4,749,029 shares of our common stock in a private placement transaction with accredited investors, of which $2,250,000 was paid in cash and $2,375,000 was paid by the cancellation of unsecured convertible notes (Unsecured “B” Convertible Notes) owed by us to certain investors that participated in a private placement that were scheduled to mature on various dates during October 2012 and November 2012. The warrants have a term of five years and a fixed exercise price of $0.85.

The significant terms of the June 2012 Bridge Term Notes are as follows: (i) scheduled maturity dates of September 22, 2013 and September 28, 2013, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and can be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) notes subordinate to outstanding obligations under debt instruments held by our financial institution lender.

We incurred debt issuance costs of $0.4 million, of which a portion is deferred and amortized over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a combined debt discount of $1.4 million on the origination dates of the June 2012 Bridge Notes that is being amortized over the term of the notes on the effective interest rate method.

Collateral and Covenants

We were not in compliance with a certain quarterly “Performance to Plan” financial covenant under the Line of Credit with our secured financial institution lender at June 30, 2012. Although we have not yet obtained a waiver of the covenant, we expect to receive a waiver from the lender in the near term and do not believe that our future ability to borrow under the Line of Credit will be negatively impacted. We were in compliance with all other existing covenants and other requirements of the Line of Credit and our other debt instruments as of June 30, 2012.

Debt Maturities

The table below shows scheduled maturities of our debt obligations for each of the following years until maturity:

	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
Twelve months ending June 30:
2013	$5,501,474	$(1,309,323)	$4,192,151
2014	5,328,770	(367,546)	4,961,224
2015	741,574	—	741,574
2016	783,872	—	783,872
2017	3,547,068	—	3,547,068
Thereafter	17,361,323	—	17,361,323

	$33,264,081	$(1,676,869)	$31,587,212

10. Derivative Instruments and Fair Value Measurements

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

The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	December 31,	June 30,
	2011	2012
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$882,000	$822,000
Warrant contracts issued on August 25, 2008	18,000	—
Warrant Series “B” contracts issued on February 18, 2011	53,000	30,000

	953,000	852,000

Derivative instruments classified as non-current liabilities:
Warrant contracts issued on September 29, 2011	269,000	254,000
Warrant contracts issued on October 12, 2011	274,000	264,000

	543,000	518,000

Total balance of derivative instruments	$1,496,000	$1,370,000

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

The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	Oct 27, 2006 Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants	Other Derivative Warrants	Total
Balance at December 31, 2011	$882,000	$269,000	$274,000	$71,000	$1,496,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(33,000)	(24,000)	(25,000)	(24,000)	(106,000)
Balance at March 31, 2012	$849,000	$245,000	$249,000	$47,000	$1,390,000

Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(27,000)	9,000	15,000	(17,000)	(20,000)

Balance at June 30, 2012	$822,000	$254,000	$264,000	$30,000	$1,370,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	Oct 27, 2006 Warrants	Aug 25, 2008 Warrants	Feb 18, 2011 “B” Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants
December 31, 2011:
Annual volatility (1)	59.9%	82.7%	81.5%	79.0%	78.9%
Risk-free rate	0.3%	0.6%	0.6%	0.8%	0.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.95	$38.60	$6.00	$0.95	$0.95
June 30, 2012:
Annual volatility (1)	54.8%	58.1%	74.1%	79.1%	79.1%
Risk-free rate	0.3%	0.4%	0.6%	0.6%	0.6%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.83	$38.60	$6.00	$0.83	$0.83

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.

11. Stockholders’ Equity

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

On June 8, 2012, the Audit Committee granted 105,000 shares of restricted stock and 477,500 stock options under our 2011 plan to certain of our employees and executives. As of June 30, 2012, 2,517,000 shares remain available for issuance under the 2011 Plan.

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 14 is:

	Electric Drive & Fuel Systems	Renewable Energy	Corporate	Total
Three Months Ended June 30, 2011:
Cost of product sales	$8,438	$—	$—	$8,438
Research and development	47,619	—	—	47,619
Selling, general and administrative	6,049	31,961	194,867	232,877

Total share-based compensation	$62,106	$31,961	$194,867	$288,934

Three Months Ended June 30, 2012:
Cost of product sales	$7,024	$—	$—	$7,024
Research and development	30,408	—	—	30,408
Selling, general and administrative	4,040	31,344	101,506	136,890

Total share-based compensation	$41,472	$31,344	$101,506	$174,322

Six Months Ended June 30, 2011:
Cost of product sales	$16,827	$—	$—	$16,827
Research and development	98,987	—	—	98,987
Selling, general and administrative	12,220	60,529	404,570	477,319

Total share-based compensation	$128,034	$60,529	$404,570	$593,133

Six Months Ended June 30, 2012:
Cost of product sales	$15,507	$—	$—	$15,507
Research and development	66,255	—	—	66,255
Selling, general and administrative	8,577	62,164	241,794	312,535

Total share-based compensation	$90,339	$62,164	$241,794	$394,297

Share-based compensation includes costs of restricted stock of $120,279 and $240,588 for the three and six months ended June 30, 2011, respectively, and $59,905 and $150,406 for the three and six months ended June 30, 2012, respectively.

Shared-based compensation for the three and six month periods ended June 30, 2012 excludes certain unvested restricted stock and outstanding stock option awards that were forfeited as a result of the resignations of our former President/Chief Executive Officer and our former Executive Chairman of the Board in May 2012.

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	398,599	$16.08
Granted	477,500	$0.62
Exercised	—	$—
Forfeited	(41,325)
Expired	(85,037)

Options outstanding at June 30, 2012	749,737	$6.19	8.6	$53,188
Vested and expected to vest at June 30, 2012	686,009	$6.19	7.4	$48,667
Options exercisable at June 30, 2012	162,601	$17.52	5.2	$—

The aggregate intrinsic value in the table above is based on our closing stock price of $0.73 per share as of the last business day of the six months ended June 30, 2012, which amount would have been received by the optionees had all options been exercised on that date.

Restricted Stock

We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as compensation expense ratably over the vesting period, typically three years. Unvested restricted stock activity and amounts outstanding for the six months ended June 30, 2012 is as follows:

Unvested restricted stock outstanding at December 31, 2011	93,750
Granted	105,000
Vested	(1,250)

Forfeitures	(32,500)

Unvested restricted stock outstanding at June 30, 2012	165,000

As of June 30, 2012, there was $320,557 of unrecognized share-based compensation expense related to unvested restricted stock of which $257,102 is expected to be fully recognized by August 2013 and the remaining $63,455 is expected to be recognized by June 2015.

Warrants

Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at December 31, 2011	18,578,718
Issued—original number	38,518,074
Issued—additional number (1)	430,609
Exercised	(670,000)
Terminated (2)	(880,478)
Expired (3)	(19,110,000)

Warrants outstanding at June 30, 2012	36,866,923

(1)	Associated with reset provisions of certain warrant contracts.
(2)	Represents terminated warrants associated with the exchange of Unsecured "B" Convertible Notes with the June 2012 Bridge Notes.
(3)	Represents the Series "C" Warrants issued in connection with the March 2012 Offering that expired in June 2012.

In connection with the exercise of an over-allotment option granted in connection with the December 2011 Offering, investors received warrants on January 19, 2012 to purchase up to 132,750 shares of our common stock at a fixed exercise price of $1.22 per share, which are currently exercisable and expire five years from the date of issuance.

In connection with the closing of the March 2012 Offering, investors received: (i) Series “B” Warrants to purchase up to 11,868,000 shares of our common stock at a fixed exercise price of $1.02 per share, which are currently exercisable and expire five years from the date of issuance and (ii) Series “C” Warrants to purchase up to 19,780,000 shares of our common stock at a fixed exercise price of $0.85 per share. For each Series “C” Warrant exercised, investors were to receive an additional 0.47 of a Series “B” Warrant. On May 3, 2012 and June 14, 2012, 235,000 and 435,000 Series “C” Warrants were exercised at $0.85 per share, respectively. In connection with the exercise, 110,450 and 204,450 Series “B” Warrants were issued, respectively. The remaining Series “C” Warrants expired in June 2012.

In connection with the Line of Credit executed on May 7, 2012, warrants to purchase shares of our common stock were issued as follows: (i) lender warrants to purchase up to 917,839 shares of our common stock at a fixed exercise price of $2.12 per share, which are exercisable after six months and expire one year from the date of issuance (ii) lender warrants to purchase up to 555,556 shares of our common stock at a fixed exercise price of $0.90 per share, which are exercisable after six months and expire seven years from the date of issuance and (iii) placement agent warrants to purchase up to 200,000 shares of our common stock at a fixed exercise price of $0.90 per share, which are exercisable after six months and expire seven years from the date of issuance.

In connection with the issuance of the June 2012 Bridge Notes, investors received warrants to purchase up to 4,029,851 and 719,178 shares of our common stock on June 22, 2012 and June 28, 2012, respectively, at a fixed exercise price of $0.85 per share, which are exercisable after six months and expire five years from the date of issuance. In connection with the transaction, holders of certain warrants to purchase our common stock that were issued in October and November 2011 agreed to cancel a combined total of 880,478 warrants that had an exercise price of $2.64 per share and were set to expire five years from the date of issuance.

A summary of our outstanding warrants as of June 30, 2012 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	3,408,981	$0.83		(2)
June 22, 2007	December 22, 2014	257,583	$41.80		(1)
August 25, 2008	August 25, 2015	1,398,964	$38.60		(3)
August 3, 2009	August 3, 2014	32,005	$17.00		(1)
September 4, 2009	September 4, 2012	36,197	$17.00		(1)
September 4, 2009	September 4, 2014	83,476	$17.00		(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	222,217	$18.20		(1)
July 22, 2010	July 22, 2013	96,859	$18.20		(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	36,197	$13.40		(1)
January 3, 2011	February 18, 2014	277,777	$9.00		(1)
January 12, 2011	January 12, 2014	131,892	$9.20		(1)
February 18, 2011	February 18, 2016	759,370	$6.57		(1)
February 18, 2011; Series “B”	February 18, 2016	393,933	$6.00		(1)
May 9, 2011	May 8, 2014	78,455	$2.92		(1)
May 20, 2011	May 19, 2014	90,313	$2.92		(1)
June 15, 2011	June 15, 2016	1,445,862	$3.85		(1)
June 15, 2011	June 15, 2018	45,000	$3.12		(1)
June 15, 2011	June 15, 2018	120,271	$3.85		(1)
June 20, 2011	June 20, 2016	57,079	$3.90		(1)
June 20, 2011	June 20, 2018	132	$3.90		(1)
July 6, 2011	July 6, 2016	419,729	$3.85		(1)
August 23, 2011	August 23, 2016	115,000	$3.85		(1)
September 29, 2011	September 29, 2016	550,703	$0.83		(4)
October 12, 2011	October 12, 2016	564,348	$0.83		(4)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	650,717	$2.64		(1)
November 2, 2011	November 2, 2014	540,000	$2.12		(1)
December 21, 2011	December 21, 2016	6,315,789	$1.22		(1)
January 19, 2012	January 19, 2017	132,750	$1.22		(1)
March 20, 2012; Series “B”	March 20, 2017	5,244,000	$1.02		(1)
March 21, 2012; Series “B”	March 21, 2017	6,624,000	$1.02		(1)
May 3, 2012; Series “B”	May 3, 2017	110,450	$1.02		(1)
June 4, 2012; Series “B”	June 4, 2017	204,450	$1.02		(1)
May 8, 2012	May 8, 2019	200,000	$0.90		(1)
May 7, 2012	May 7, 2013	917,839	$2.12		(1)
May 7, 2012	May 7, 2019	555,556	$0.90		(1)
June 22, 2012	June 22, 2017	4,029,851	$0.85		(1)
June 28, 2012	June 28, 2017	719,178	$0.85		(1)

Total warrants outstanding at June 30, 2012		36,866,923

(1)	No; contract does not provide for an exercise price reset provision.
(2)	Yes; contract provides for full ratchet anti-dilution price protection.
(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.
(4)	Yes; contract provides for a price reset provision; however, number of shares is fixed.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), September 29, 2011, and October 12, 2011. Although we mark to market all the warrants classified as liabilities each period (see Note 10), the fair values of the warrants issued on June 22, 2007, August 3, 2009 and September 4, 2009 were diminutive for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The fair values of the derivative liabilities associated with warrant contracts on the dates of the condensed consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the condensed consolidated statements of operations are disclosed in Note 10.

The warrants issued on October 27, 2006, August 25, 2008, September 29, 2011 and October 12, 2011 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the warrants issued on October 27, 2006 to $0.83, the warrants issued on August 25, 2008 to $38.60, and the warrants issued on September 29, 2011 and October 12, 2011 to $0.83 per share, respectively. The warrants issued on August 25, 2008 had been reset to the lowest price allowable under their contractual terms so the reset provision is no longer applicable.

The warrants issued on October 27, 2006 and August 25, 2008 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 and August 25, 2008 increased to 3,408,981 and 1,398,964, respectively. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the six months ended June 30, 2012:

	Common Stock Shares Outstanding	Total Equity
Balance at December 31, 2011	26,617,369	$25,573,412
Share-based compensation	105,000	394,297
Unvested restricted stock and stock option forfeitures	(32,500)	(232,261)
Issuance of common stock to investors	19,046,250	14,638,529
Issuance of common stock in satisfaction of debt principal	1,365,000	1,395,450
Issuance of common stock in connection with warrant exercises	670,000	569,500
Issuance of warrants in connection with debt issuances	—	830,797
Foreign currency translation	—	(329,771)
Net loss	—	(14,881,131)

Balance at June 30, 2012	47,771,119	$27,958,822

12. Income Taxes

For our US-based businesses, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards that are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.

Our wholly-owned subsidiary, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the balance of the net deferred tax liability reported as of June 30, 2012 on the accompanying condensed consolidated balance sheet.

13. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerators for basic and diluted loss per share data:
Net loss attributable to stockholders	$(4,302,138)	$(7,066,241)	$(9,561,551)	$(14,881,131)
Denominator for basic and diluted loss per share data—weighted-average shares	11,563,797	47,311,392	10,933,738	38,407,374
Basic and diluted per share data:
Net loss attributable to stockholders	$(0.37)	$(0.15)	$(0.87)	$(0.39)

For the six months ended June 30, 2011 and 2012, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

14. Business Segments and Geographic Information

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

Our Electric Drive & Fuel Systems segment generates product revenues through: (i) the sale of hybrid sub-systems and control systems included in the Q-Drive powertrain system for the Fisker Karma production vehicle, (ii) the sale of CNG and hydrogen fuel storage, fuel delivery, and electronic control systems to OEMs, (iii) the installation of our systems into OEM vehicles, (iv) the sale of transportable hydrogen refueling stations, and (v) the sale of CNG, propane, and hydrogen fuel storage, fuel delivery, and electronic control systems for internal combustion engine applications.

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

On April 20, 2012, Schneider Power acquired Zephyr Farms Limited, a single purpose entity that owns a 10 megawatt wind farm in Ontario, Canada (See Note 4).

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

During the second quarter of 2012, we recognized charges of $1.0 million associated with separation arrangements executed in connection with the resignations of our former President/Chief Executive Officer along with our former Executive Chairman of the Board on May 10, 2012. The charges, included in selling, general and administrative costs on the accompanying condensed consolidated statement of operations, primarily represent the sum of post-employment scheduled cash payments of $1.4 million to the former executives, as partially offset by the reversal of unvested stock-based awards forfeited as a result of their resignations. As of June 30, 2012, $0.9 million of the obligations remained outstanding and are scheduled to be paid in installments through November 2012.

Geographic Information

Our long-lived assets as of June 30, 2012 are primarily based within facilities in Irvine and Lake Forest, California and on two wind farms located in Ontario, Canada. We also own land in Nova Scotia, Canada that could be developed as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Financial Information by Business Segment

Selected financial information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$7,208,232	$5,415,879	$13,839,356	$11,321,183
Renewable Energy	64,787	192,021	185,035	280,573
Corporate	—	—	—	—

Total	$7,273,019	$5,607,900	$14,024,391	$11,601,756

Operating Income (Loss)
Electric Drive & Fuel Systems	$433,196	$(2,226,033)	$73,510	$(3,815,063)
Renewable Energy	(654,479)	(416,347)	(2,262,382)	(712,539)
Corporate	(4,060,358)	(3,677,052)	(6,474,163)	(6,123,357)

Total	$(4,281,641)	$(6,319,432)	$(8,663,035)	$(10,650,959)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$2,969,185	$4,162,761	$4,460,246	$7,708,502
Cost of product sales	(1,949,255)	(3,282,175)	(3,086,179)	(5,789,054)

Gross profit	$1,019,930	$880,586	$1,374,067	$1,919,448

Renewable Energy:
Net product sales	$64,787	$192,021	$156,709	$280,573
Cost of product sales	(23,006)	(219,294)	(32,297)	(248,234)

Gross profit (loss)	$41,781	$(27,273)	$124,412	$32,339

Capital Expenditures
Electric Drive & Fuel Systems	$373,531	$298,651	$471,384	$380,924
Renewable Energy	—	70,083	26,928	205,701
Corporate	—	—	—	582

Total	$373,531	$368,734	$498,312	$587,207

Depreciation
Electric Drive & Fuel Systems	$287,960	$221,087	$571,818	$474,914
Renewable Energy	24,707	170,973	42,794	194,589
Corporate	4,504	10,926	9,205	16,255

Total	$317,171	$402,986	$623,817	$685,758

Amortization and impairment of long-lived assets
Renewable Energy	$121,413	$47,178	$1,218,237	$84,224
Corporate	—	495,016	—	495,016

Total	$121,413	$542,194	$1,218,237	$579,240

Identifiable assets by reporting segment are as follows:

	December 31, 2011	June 30, 2012
Identifiable Assets
Electric Drive & Fuel Systems	$26,008,797	$24,954,439
Renewable Energy - all other assets	5,846,671	32,579,222
Corporate	14,581,281	15,888,560

	$46,436,749	$73,422,221

15. Commitments and Contingencies

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

In connection with Schneider Power’s purchase of the Zephyr Wind Farm (see Note 4), we, as parent of Schneider Power, provided a specific guaranty of payment of up to CAD 1.9 million related to Zephyr Wind Farm’s unpaid construction costs as of the date of Schneider Power’s acquisition. As of June 30, 2012, we owe CAD 0.2 million under the guaranty.

16. Subsequent Events

On July 25, 2012, we received gross proceeds of $2,475,000 from the sale of 12.0% senior subordinated bridge notes and warrants to purchase up to 2,075,825 shares of our common stock in a private placement transaction with accredited investors, of which $975,000 was paid in cash and $1,500,000 was paid by the cancellation of unsecured convertible notes (Unsecured “B” Convertible Notes) owed by us to certain investors that participated in a private placement that were scheduled to mature during October 2012. The significant terms of the July 25, 2012 notes are as follows: (i) scheduled maturity dates of October 25, 2013, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and can be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) notes subordinate to outstanding obligations under debt instruments held by our financial institution lender. We incurred debt issuance costs of $0.2 million in connection with transaction. The warrants have a term of five years and a fixed exercise price of $0.89.

On July 31, 2012, we announced that we had received an unsolicited, conditional offer for the purchase of all of the outstanding stock of Schneider Power from an officer of Schneider Power and that we have engaged an advisor to assist us with evaluating the management buy-out offer and identifying other potential opportunities and strategic alternatives for Schneider Power’s renewable energy portfolio.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements included in this report and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding: our expected liquidity needs; our belief that we will need to raise additional capital to fund our future operations and to support our existing and new customer programs; our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations; our belief that our current operating plan will allow us to achieve profitability; our expectations and forecasts of future revenue, expenses, gross margin and operating profit (loss); our potential revenue under our contract awards; the level of growth in the compressed natural gas (CNG), hybrid, plug-in hybrid, fuel cell and other alternative fuel industries; our expectation that our revenues from Fisker Automotive during 2012 and the foreseeable future will continue to represent a significant portion of our total revenues; our expectation that we will devote substantial capital resources to, among other things, funding operations and expanding our CNG tank production facility; our expectation that we will be able to significantly reduce our corporate overhead costs in the near term as a result of our implementation of cost reduction initiatives; when our Q-Drive powertrain architecture and other products and technologies will be commercialized; our expectation that initial commercialization for our hydrogen and fuel cell vehicle products will begin in the 2013-2015 time frame followed by scaled market adoption in the second half of this decade; our plans to develop new lower cost technologies; if and when Fisker Automotive will go to high volume production; the number of vehicles that Fisker Automotive expects to sell; our expectation that the Fisker Karma line of vehicles will continue over the next five to six years; our belief that we will be a supplier to Fisker Automotive on a long-term basis; our plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities; our belief that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in the transportation and hydrogen refueling infrastructure markets, our plan to increase our participation in hybrid, plug-in hybrid and hydrogen vehicle programs and enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration services; our expectation that we will realize improvement in our gross margins as we anticipate increased shipments of our CNG storage systems and increased shipments of our Q-Drive components to Fisker Automotive; our ability to launch our F-150 plug-in hybrid electric vehicle production program in 2013; our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel technologies through loans, grants and tax credits; our belief that we have a competitive advantage over our competitors; our expectation that we will face increased competition in the future as new competitors enter the market and advanced technologies become available; our belief that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors; our intentions to establish and expand joint development programs and strategic alliances with automotive OEMs, major lithium ion battery producers, commercial fleets and other leaders in the alternative energy industry and to secure outside funding to support these programs; our intention to pursue opportunities to expand our business in China and India; our belief that there are expanding opportunities to provide the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers; our plan to leverage our storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units; our plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry; our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems; our belief that our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage; our belief that lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics; our relationship with General

Motors and the impact such relationship will have on our ability to develop our products; our expectation that we will not pay any cash dividends in the foreseeable future and that we will retain our future earnings for use in the operation and expansion of our business; the impact that new accounting pronouncements will have on our financial statements; the effect that an adverse result in Asola’s dispute with its solar cell supplier would have on our financial statements; our belief that we are uniquely positioned to integrate advanced fuel systems, electric drive, software control strategies and propulsion control systems technologies; our belief that there is significant commercial opportunity for the Q-Drive system; our belief that a commercial market is developing for our Q-Drive system due to Fisker Automotive’s use of that system in its Fisker Karma vehicle platform; our anticipated increase in product shipments to Fisker Automotive during the second half of 2012; that if Fisker Automotive completes an initial public offering, it would have a positive impact on the overall value for Quantum stockholders; our belief that our contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions; our expectation that long-term market conditions and the demand for alternative fuels will improve; our anticipation of increased revenues and improved profit margins, which we expect to reduce the levels of cash required for our operating activities as compared to historical levels of use; our intention to commercialize newly developed variations of our proprietary hybrid vehicle propulsion systems and subsystems into production programs with other automotive OEMs, utilities and fleets, military programs and other customer groups such as the U.S. Postal Service; our plan to commercialize certain proprietary hybrid drive subsystems including hardware and software controls, electronics and inverter systems; our intention to focus our product development efforts on advancing our hybrid propulsion systems and technologies to further improve performance, reduce cost and support broader commercialization; our plan to continue to develop and refine our hybrid drive systems and subsystems to capture new customers in a growing hybrid vehicle market; our plan to leverage our hybrid drivetrain technology and systems integration capabilities to continue to advance our hybrid control systems, motor control software and propulsion system control strategies; that we will continue to expand our customer base and commercialization partnerships in our efforts to further develop advanced and lower cost hybrid drive system component parts and secure customer funding and partnerships to make these advancements; our plan to continue to leverage our advanced fuel systems, and other alternative vehicle technologies to assist OEMs in advancing the commercialization of hydrogen, fuel cell and other alternative fuel and specialized vehicle applications; our intention to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to emerging OEM and fleet vehicle programs to capture full scale production opportunities; our belief that our industry-leading hydrogen storage systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options; our expectation that the increased demand for our CNG storage systems will continue during the second half of 2012 and during calendar 2013; our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; our anticipation that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies; our belief that the insurance we carry is adequate given the nature of the covered risks and the costs of the coverage; our expectation that the market price of our common stock will continue to fluctuate significantly; and our expectation that the Zephyr Wind Farm will become fully operational in the second half of 2012 and, as a result, Schneider Power’s operating activities will increase.

Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this report under the “Risk Factors” section and those included elsewhere in this report and in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.

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

Company Overview

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. We are a United States (US) public company listed on the Nasdaq Global Market with our corporate offices located in Irvine, California.

We are a fully integrated alternative energy company and a leader in the development and production of compressed natural gas (CNG) storage systems, fuel cell and other advanced clean propulsion systems and renewable energy generation systems and services. We believe that we are uniquely positioned to integrate advanced fuel and electric drive systems, software control strategies and propulsion control system technologies for alternative fuel vehicles, in particular, natural gas, plug-in hybrid electric, electric, fuel cell and hydrogen hybrid vehicles based on our years of experience in vehicle-level design, system and component software development, vehicle electronics, system control strategies and system integration. Our customer base includes automotive Original Equipment Manufacturers (OEMs), military and governmental agencies, aerospace, and other strategic alliance partners.

Our condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power, Inc. (Schneider Power).

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

Business and Business Update

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

Our packaged fuel systems are comprised of high pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines, natural gas and hydrogen fuel cell vehicles. We also have a CNG storage system technology capable of allowing Class 8 trucks to travel 500 miles before refueling. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems. We believe our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage. We also believe lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics.

We developed our Q-Drive® plug-in electric hybrid system for Fisker Automotive’s Fisker Karma vehicle platform. We also have other derivative drive systems within our family of hybrid drives, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as Q-ForceTM specifically engineered for military applications and our proprietary F-DriveTM propulsion system specifically engineered for a plug-in electric hybrid version of the Ford F-150 pickup truck, one of the highest volume selling fleet vehicles in America. We are partnering with The Dow Chemical Company to launch a plug-in hybrid electric F-150 truck incorporating our proprietary F-Drive propulsion system. The F-Drive system provides a unique combination of low operating costs through substantially increased fuel efficiency, reliability, low maintenance cost, emission reduction benefits and extended range capability. Ideal for fleet vehicle driving characteristics, the F-150 PHEV is designed to have a 35 mile electric-only range, shifting to hybrid electric mode thereafter for a total designed range in excess of 400 miles.

We supply our hybrid electric drive systems and packaged fuel systems for alternative fuel vehicles to OEM customers for use by consumers and for commercial and government fleets. We believe a commercial market is developing for our Q-Drive system due to Fisker Automotive’s use of that system in its Karma vehicle platform. We believe this is the first step to market introduction and will demonstrate the technical feasibility and fuel economy advantages of PHEV technology.

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

During the first seven months of 2012 and the first seven months of 2011, we received approximately $16.1 million and $4.1 million in purchase orders, respectively, for our CNG storage tanks and systems. As of July 31, 2012, our backlog related to CNG storage tanks and systems was $12.4 million.

On April 10, 2012, Fisker Automotive notified us that they believe our pricing for the components for which we have the exclusive right to supply to Fisker Automotive is not competitive by more than 10% and as a result they have asserted the right to resource all or part of the components we are currently supplying beginning August 10, 2012. We notified Fisker Automotive that its assertion is without merit and if Fisker Automotive resources any of the components we are currently supplying we will take whatever actions we deem necessary to defend and enforce our contract rights. Further, we believe that our hybrid control software, and our ongoing service and maintenance of this software, is of critical importance to Fisker Automotive’s ability to manufacture and service the Fisker Karma production vehicle. The defense of our contractual rights on the components and related software would include all legal protections and may involve restrictions, or prohibition, on the use of our software in the Fisker Karma vehicle.

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

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project (Zephyr Wind Farm) located in Ontario, Canada, for a purchase price of approximately CAD 2.0 million, plus the assumption of all the unpaid construction liabilities of CAD 1.9 million and a long-term debt facility of approximately CAD 22.7 million. Construction of the Zephyr Wind Farm was completed near the end of April 2012 and the project is currently “on-line;” however, its energy generation capabilities are not expected to reach full utilization until testing of the wind turbines and systems are completed in the latter part of 2012.

Additionally, Schneider Power owns and operates the Providence Bay Wind Farm located in Ontario, Canada, which generates 1.6 megawatts of power.

On July 31, 2012, we announced that we had received an unsolicited, conditional offer for the purchase of all of the outstanding stock of Schneider Power from an officer of Schneider Power and that we have engaged an advisor to assist us with evaluating the management buy-out offer and identifying other potential opportunities and strategic alternatives for Schneider Power’s renewable energy portfolio.

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

Results of Operations

Three and Six Months Ended June 30, 2011 and 2012

Total revenues and operating losses for our business segments and gross profit on our product sales for the three and six months were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$7,208,232	$5,415,879	$13,839,356	$11,321,183
Renewable Energy	64,787	192,021	185,035	280,573
Corporate	—	—	—	—

Total	$7,273,019	$5,607,900	$14,024,391	$11,601,756

Operating Income (Loss)
Electric Drive & Fuel Systems	$433,196	$(2,226,033)	$73,510	$(3,815,063)
Renewable Energy	(654,479)	(416,347)	(2,262,382)	(712,539)
Corporate	(4,060,358)	(3,677,052)	(6,474,163)	(6,123,357)

Total	$(4,281,641)	$(6,319,432)	$(8,663,035)	$(10,650,959)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$2,969,185	$4,162,761	$4,460,246	$7,708,502
Cost of product sales	(1,949,255)	(3,282,175)	(3,086,179)	(5,789,054)

Gross profit	$1,019,930	$880,586	$1,374,067	$1,919,448

Renewable Energy:
Net product sales	$64,787	$192,021	$156,709	$280,573
Cost of product sales	(23,006)	(219,294)	(32,297)	(248,234)

Gross profit (loss)	$41,781	$(27,273)	$124,412	$32,339

Electric Drive & Fuel Systems Segment

Revenue from product sales for this segment increased $1.2 million in the three month period ended June 30, 2011, or 40%, from $3.0 million in 2011 to $4.2 million in 2012, and increased $3.2 million, or 71%, from $4.5 million in the first six months of 2011 to $7.7 million in the first six months of 2012. The higher product revenues are primarily due to increased shipments of high pressure fuel storage systems for natural gas applications, which were partially offset by a decline in component shipments to Fisker Automotive. Product revenues from CNG systems increased by $3.1 million, or 178%, during the first six months in 2012 as compared to the prior year six month period. We expect that revenues from product sales will continue to increase over the remainder of 2012 due to increased sales of our CNG systems, partially offset by flat or lower sales to Fisker Automotive.

Contract revenue for this segment decreased $3.0 million, or 71%, from $4.2 million in the three month period ended June 30, 2011, to $1.2 million in the current year three month period, and decreased $5.8 million, or 62%, from $9.4 million in the first six months of 2011 to $3.6 million in the first six months of 2012. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher amount of contract revenue recognized in the 2011 period was mainly due to the level of pre-production engineering services that we provided to Fisker Automotive during the first six months of 2011 prior to its launch of the Fisker Karma vehicle, which occurred during the second half of the 2011 calendar year.

Fisker Automotive comprised 32%, Agility Fuel Systems (a natural gas fuel system integrator) comprised 27% and General Motors comprised 12% of the total Electric Drive & Fuel Systems segment revenue reported for the six months ended June 30, 2012, respectively.

Cost of product sales for the Electric Drive & Fuel Systems segment increased $1.4 million, or 74%, from $1.9 million for the three month period ended June 30, 2011, to $3.3 million for the three month period ended June 30, 2012, and increased $2.7 million, or 87%, from $3.1 million in the first six months of 2011 to $5.8 million in the first six months of 2012. The increase is primarily as a result of increased product sales related to CNG systems.

Gross profit on product sales increased $0.5 million, or 36%, from $1.4 million for the six month period in 2011, to $1.9 million for the six month period in 2012, primarily due to increased shipments of our CNG systems in the 2012 period.

Research and development expense associated with development contracts decreased $1.4 million, or 56%, from $2.5 million for the three month period ended June 30, 2011, to $1.1 million for the three month period ended June 30, 2012, and decreased $3.3 million, or 54%, from $6.1 million in the first six months of 2011, to $2.8 million in the first six months of 2012. The decline is primarily attributable to the decrease in pre-production engineering activities on the Fisker Karma platform as the program went into production late in calendar 2011.

Internally funded research and development expense increased $1.1 million, or 92%, from $1.2 million for the three month period ended June 30, 2011, to $2.3 million for the three month period ended June 30, 2012, and increased $2.0 million, or 80%, from $2.5 million in the first six months of 2011 to $4.5 million in the first six months of 2012. Our internally funded research effort includes hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance along with hydrogen storage, injection and regulation programs. Included in our internally funded research effort in the 2012 period are engineering activities related to our F-150 PHEV program under which we are integrating our hybrid propulsion system into a Ford F-150 truck platform. We expect levels of internally funded research and development expense to be higher in the second half of 2012 compared to the first half as we continue to ramp up our engineering efforts to bring the F-150 PHEV to market over the next year.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment decreased $0.2 million, or 17%, from $1.2 million for the three month period ended June 30, 2011, to $1.0 million for the three month period ended June 30, 2012, and decreased $0.2 million, or 9%, from $2.2 million in the first six months of 2011 to $2.0 million in the first six months of 2012 due to cost cutting initiatives.

We recognized an overall operating loss of $3.8 million for the first six months of 2012 as compared to an overall operating income of $0.1 million in the first six months of 2011. We expect our results from operations to improve over the remainder of calendar 2012 as we anticipate growth in product revenues, particularly, from the sale of our CNG storage systems.

Renewable Energy Segment

Through our wholly-owned subsidiary, Schneider Power, we recognized $0.3 million of revenue from energy sales in the first six months of 2012 as compared to $0.2 million for the first six months of 2011. Energy sales now include activities of the Zephyr Wind Farm which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. We anticipate that revenue from energy sales will increase in the second half of calendar 2012 due to addition of the Zephyr Wind Farm which is expected to become fully operational in the second half of 2012.

The operating loss for this segment was $0.7 million for the six month period in 2012, compared to a loss of $2.3 million in the 2011 period. Included in operating costs in the prior year six month period was a $1.0 million impairment charge due to the abandonment of the Spring Bay Wind Farm construction project in January 2011. The operating loss in both six month periods also includes $0.1 million and $0.2 million of amortization expense in 2012 and 2011, respectively, relating to intangible assets associated with the renewable energy project portfolio identified in connection with our acquisition of Schneider Power in April 2010.

We expect Schneider Power’s operating activities to increase for the remainder of calendar 2012 as a result of Zephyr’s operating activities and its anticipated ramp up to full utilization in the latter part of 2012.

Corporate Segment

Corporate expenses decreased $0.4 million, or 10% from $4.1 million in the second quarter of 2011, to $3.7 million in the second quarter of 2012, and decreased $0.4 million, or 6% from $6.5 million in the first six months of 2011, to $6.1 million in the first six months of 2012.

Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our Electric Drive & Fuel Systems segment and our Renewable Energy segment. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. In addition, Corporate expenses include certain non-recurring charges discussed further below.

On May 11, 2012, we announced that our former President/Chief Executive Officer along with our former Executive Chairman of the Board had resigned from all of their respective executive and director positions. During the second quarter of 2012, we recognized charges of $1.0 million associated with separation arrangements executed in connection with the resignations. The charges primarily represent the sum of post-employment scheduled cash payments of $1.4 million to the former executives, as partially offset by the reversal of unvested stock-based awards forfeited and cancelled benefits as a result of their resignations. As of June 30, 2012, $0.9 million of the obligations remained outstanding and are scheduled to be paid in installments through November 2012.

Also included in the three and six month periods in 2012 is a charge of $0.5 million for the impairment of assets related to solar project initiatives.

Included in the prior year periods is a charge of $1.7 million recognized as of June 30, 2011 in connection with our sublease of a facility located in Lake Forest, California.

On May 22, 2012, we announced that our board of directors and our new executive management team were committed to a renewed focus on automotive technologies and also announced that we would aggressively seek to reduce operating costs, particularly corporate expenses through a variety of cost cutting initiatives, including executive attrition and salary reductions, consolidation of facilities and reductions in board of director fees. As a result of these initiatives, we expect a reduction in corporate expenses in the second half of 2012 as compared to the first half.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.9 million in the three month period ended June 30, 2012, as compared to $0.6 million recognized in the three month period ended June 30, 2011, and amounted to $4.2 million for the first six months in 2012, as compared to $1.4 million in the first six months of 2011. Interest expense in the 2011 period primarily related to debt instruments payable to our former senior lender. The increase in expense during the 2012 period is primarily related to higher effective interest rates associated with issuances of subordinated debt obligations over the course of the 2011 calendar year, which by the nature of equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions associated with the issuance of the obligations, resulted in a significant amount of non-cash interest charges to be recognized in the first six months of 2012. Included in these non-cash interest charges was the amortization of implied debt discounts of $3.4 million associated with the equity-linked characteristics under the subordinated debt obligations, of which $2.7 million related to obligations that we refer to as the “Unsecured “A” Convertible Notes.” The Unsecured “A” Convertible Notes were fully repaid on March 20, 2012 and, as a result, we expect the amount of interest expense to be lower in the second half of 2012 compared to the first half.

Fair Value Adjustments of Derivative Instruments. Derivative instruments during the first six months in 2012 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of less than $0.1 million for the three month period ended June 30, 2012, as compared to a net gain of $0.7 million for the same three month period in 2011, and amounted to a gain of $0.1 million in the first six months of 2012 as compared to a net gain of $4.1 million for the first six months in 2011. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The unrealized net gains recognized in the periods were primarily attributable to the decrease in our closing share price or the passage of time during the respective three and six month periods ended June 30, 2012 and 2011 that lowered the fair value of the derivative instrument liabilities during the respective periods ($9.00 closing share price at December 31, 2010 decreasing to $3.47 at June 30, 2011; $0.73 closing share price at December 31, 2011 and June 30, 2012).

Gain or Loss on Modification of Debt and Derivative Instruments. We recognized a gain of $0.3 million for the three and six month periods ended June 30, 2012 in connection with the exchange of a portion of the Unsecured “B” Convertible Notes with unsecured and nonconvertible notes referred to in the Notes to our Condensed Consolidated Financial Statements as the “June 2012 Bridge Notes.” In the prior year six month period, we recognized $1.5 million in losses associated with two significant debt modifications, as follows:

•

On January 3, 2011, we and our senior lender executed a Forbearance Agreement and restructured certain of our debt instruments. In connection with this debt restructure: (i) certain convertible notes were modified to extend the maturity dates from July 31, 2011 to August 31, 2011, (ii) the fixed conversion price in each convertible note was reduced from $14.20 to $9.80, (iii) an existing $10.0 million lender commitment was terminated, (iv) the senior lender provided us with a new $5.0 million non-revolving line of credit, and (v) we issued a warrant to the senior lender entitling it to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00 per share. We concluded that the modifications to the convertible note debt instruments were substantial and represented an implied exchange of those debt instruments for new debt instruments. We recognized a net loss of $0.5 million on the extinguishment of the convertible note debt instruments and the derivative instrument associated with the terminated $10 million lender commitment.

•

On January 18, 2011, we and each of the holders of certain bridge notes that we issued in October 2010 (2010 Bridge Notes) entered into an agreement pursuant to which the principal and interest repayment terms and the maturity date of the 2010 Bridge Notes were amended and we issued warrants to the holders of the 2010 Bridge Notes entitling them to purchase up to an aggregate of 131,902 shares of our common stock at a fixed exercise price of $9.20. We concluded that the modifications to the 2010 Bridge Notes were substantial and represented an implied exchange of the existing 2010 Bridge Notes for new 2010 Bridge Notes. The implied exchange resulted in the recognition of a net loss on extinguishment of $1.0 million.

Gain (Loss) on Settlement of Debt and Derivative Instruments. During the six month period ended June 30, 2012, we settled a total of $1.3 million of principal due under a promissory note we refer to as “the Consent Fee Term Note” by the issuance of shares of our common stock. As a result of the in-kind debt settlements, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled. During the six month period in 2011, we recognized net loss on settlements of debt and derivative instruments of $1.5 million, which primarily represented a charge associated with the cancellation of principal due under a non-revolving line of credit with the former senior lender in exchange for the issuance of shares of our common stock and warrants in connection with a private placement offering that closed on February 18, 2011.

Equity in Losses of Affiliates. During the three and six month periods ended June 30, 2012, we recognized losses of $0.2 million and $0.3 million, respectively, and during the three and six month periods ended June 30, 2011, we recognized losses of $0.4 million and $0.8 million, respectively, representing the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The activity in the periods presented is primarily associated with our equity share of the operating losses of Asola.

Income Taxes. We recorded a net tax benefit of $0.3 million for the six month period ended June 30, 2011 that primarily resulted from undistributed earnings of our investment in Asola associated with foreign currency translation effects. For the six month period ended June 30, 2012, our income taxes were nominal. Our income taxes are generally nominal in amount, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal for the remainder of 2012.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first six months of 2012 was $7.5 million, as compared to net cash used of $8.9 million during the first six months of 2011. The cumulative impact of net changes in operating assets and liabilities during the first six months of 2012 was net cash provided of $1.1 million. Our use of cash in operations over the first six months of 2012 includes the payment of $0.5 million of severance payments made to certain of our former executives.

Net cash used in investing activities during the first six months of 2012 was $4.1 million, as compared to net cash provided of $0.5 million during the first six months of 2011. On April 20, 2012, Schneider Power used $3.5 million to acquire the Zephyr Wind Farm and satisfy capitalized construction obligations assumed in connection with the transaction. The remaining use of cash was associated with costs to acquire and develop property and equipment, as compared to $0.5 million used in the 2011 period for these costs. The 2011 period also included cash proceeds of $1.6 million from the sale of a renewable energy project, of which $0.7 million was distributed to non-controlling interests.

Net cash provided by financing activities during the first six months of 2012 was $13.4 million, as compared to $11.3 million during the first six months of 2011. Cash provided during the 2012 period consisted principally of net proceeds of (i) $14.5 million from an underwritten public offering transaction that closed in March 2012, (ii) $3.0 million from borrowings under a new secured line of credit with a financial institution, (iii) $2.0 million of net proceeds from bridge notes issued in June 2012, and (iv) $0.6 million upon the exercise of warrants. Cash used during the 2012 period mainly related to repayments of debt obligations totaling $6.1 million, of which $1.2 million related to obligations referred to as the August 2011 Bridge Term Notes, and $3.8 million related to obligations referred to as the Unsecured “A” Convertible Notes, and $1.1 million related to a term note with our former senior lender that we refer to as the “Consent Fee Note.”

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock, offerings of debt securities, and borrowings with financial institutions including our current senior lender. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (December 2011 Offering).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made on the former Consent Fee Note.

•

On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock (March 2012 Offering). The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. On May 3, 2012 and June 14, 2012, investors exercised 235,000 and 435,000 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

•

On May 7, 2012, we executed a two year revolving asset based line of credit (Line of Credit) that provides us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw under the line of credit is dependent upon our future levels of eligible accounts receivables and inventories.

•

On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible debt that we refer to as the “Unsecured “B” Convertible Notes” that was scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months that we will increase investments in equipment and facility infrastructure to accelerate expansion of our CNG tank production capacity and we will utilize a significant amount of capital and internal engineering resources to complete the development of and to initiate the production launch of our F-150 PHEV platform.

Our principal sources of liquidity as of July 31, 2012 consisted of: (i) cash and cash equivalents of approximately $4.0 million and (ii) up to $7.0 million of potential availability under the Line of Credit. We anticipate that our debt service cash requirements for the period from July 31, 2012 through June 30, 2013 will be approximately $2.6 million, of which $1.6 million relates to Schneider Power’s renewable energy operations.

Based on current projections and estimates, we do not believe our principal sources of liquidity will be sufficient to fund our planned growth initiatives, operating activities and obligations as they become due over the next twelve months. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital. Although we have been successful in the past in raising debt and equity capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through June 30, 2013, which raises substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to raise additional capital to sufficiently fund our working capital needs would have a material adverse affect on our business and our ability to continue as a going concern.

In addition to our need to raise sufficient capital to cover our existing operations and debt service obligations, we will also need to raise additional capital in order to further develop future generations of our hybrid electric propulsion systems. Further, we will need to increase revenues and improve profit margins for our business to be sustainable over the long term.

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with embedded features contained within certain of our warrant contracts. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.73 per share on June 30, 2012, the fair value of our derivative instruments would increase and a charge in the amount of $0.2 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at June 30, 2012	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value
Warrant contracts issued in October 2006	$822,000	$115,000	$937,000
Warrant “B” contracts issued in February 2011	30,000	6,000	36,000
Warrant contracts issued on September 29, 2011	254,000	30,000	284,000
Warrant contracts issued on October 12, 2011	264,000	29,000	293,000

	$1,370,000	$180,000	$1,550,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On June 30, 2012, one euro was equal to 1.27 US Dollars and one Canadian dollar was equal to 0.98 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we potentially have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have scheduled commitments to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$143.4 million, based on the currency exchange rate at June 30, 2012; a 10% decline in the US Dollar against the euro could require us to pay an additional US$14.3 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

Further, we are exposed to market risk from changes in interest rates due to the variable nature of our $10.0 million Line of Credit. A 100 basis point increase in the Line of Credit interest rate could result in an annual increase in interest expense of up to $0.1 million, assuming the full $10.0 million was outstanding on the credit facility during an entire year.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of June 30, 2012, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the six months ended June 30, 2012.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

The warrants issued on October 27, 2006, August 25, 2008, September 29, 2011 and October 12, 2011 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions through June 30, 2012 that resulted in the reset of the exercise price of the warrants issued on October 27, 2006 to $0.83, the warrants issued on August 25, 2008 to $38.60, and the warrants issued on September 29, 2011 and October 12, 2011 to $0.83 per share, respectively. As of June 30, 2012, the warrants issued on August 25, 2008 had been reset to the lowest price allowable under their contractual terms so the reset provision is no longer applicable.

The warrants issued on October 27, 2006 and August 25, 2008 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 and August 25, 2008 increased to 3,408,981 and 1,398,964, respectively, as of June 30, 2012. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011, September 29, 2011, and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Liquidity and Capital Resources

Currently we are not in compliance with Nasdaq’s minimum bid continued listing requirement and there are other continued listing requirements that we must satisfy in order to maintain our listing with Nasdaq.

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

If we are unable to regain compliance with the $1.00 minimum bid requirement prior to October 29, 2012, Nasdaq will provide us with written notification that our common stock will be delisted from the Nasdaq Global Market. At that time, we may appeal the delisting determination, or, alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market provided that we satisfy the Nasdaq Capital Market’s listing requirements, other than its minimum bid price requirement. In the event of such a transfer, we will be afforded an additional 180 calendar days to comply with the $1.00 minimum bid price requirement while listed on the NASDAQ Capital Market. No assurance can be given that we will be eligible for the additional 180-day compliance period or, even if eligible, that we will regain compliance during any additional compliance period.

We intend to monitor the closing bid price of our common stock between now and October 29, 2012, and to consider available options if our common stock does not trade at a price likely to result in us regaining compliance with the minimum bid price requirement.

In addition to Nasdaq’s $1.00 minimum bid price rule, there are a number of other continued listing requirements that we must satisfy in order to maintain our listing on Nasdaq. We can provide no assurance that we will be able to continue to meet such continued listing requirements.

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

We have a substantial amount of indebtedness. If we are unable to repay our indebtedness or refinance or extend such indebtedness, it would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of June 30, 2012, we had approximately $33.3 million of principal and interest outstanding under our debt obligations of which $23.8 million relates to project debt financing associated with our Renewable Energy segment. If we are unable to generate sufficient cash flow to service these debt obligations or are unable to raise sufficient capital to repay these obligations or otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern.

Our Loan Agreement with our senior secured lender contains a number of affirmative and negative covenants which could restrict the manner in which we conduct business and, if we fail to comply with such covenants, it could restrict our ability to access the full amount available under the Loan Agreement and result in the acceleration of the debt extended pursuant to such Loan Agreement.

Our loan agreement with our senior secured lender, which is secured by substantially all of our assets, contains various financial covenants and other restrictions applicable to us which could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants, including provisions that:

•	require us to satisfy financial statement delivery requirements;

•

require us to meet certain financial tests. For example, our loan agreement requires us to maintain at an asset coverage ratio of at least 1.25 to 1, measure on a monthly basis, and requires our quarterly revenue and operating loss not to deviate more than 20% from our projections for that particular time period (Performance to Plan Covenant);

•

restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent;

•	require consent for a change in control; and

•	restrict our ability to pay dividends or repurchase our common stock.

For the quarter ended June 30, 2012, we were not in compliance with the Performance to Plan Covenant. We are currently in discussions with our senior lender regarding a waiver but have not yet received such waiver.

In the event we are unable to obtain a waiver of the Performance to Plan Covenant for the quarter ended June 30, 2012 or if we are unable to comply with the covenants and other obligations under the Loan Agreement in the future, we may need to seek additional amendments and waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any further amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the Loan Agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the Loan Agreement to, among other things, foreclose on our assets.

Risks Related to Our Business

Risks Related to our Electric Drive and Fuel Systems Segment

Fisker Automotive represents a substantial portion of our existing revenues and our future revenues will depend on Fisker Automotive’s success and our Continued Supplier Relationship with Fisker Automotive.

A large percentage of our revenue is typically derived from a small number of customers, in particular, Fisker Automotive, and we expect this trend to continue. During the years ended April 30, 2009, April 30, 2010 and April 30, 2011 and for the eight months ended December 31, 2011, our revenues from Fisker Automotive comprised 59%, 46%, 56%, and 61%, respectively, of our total revenues. Although we expect our anticipated growth in sales of our compressed natural gas storage systems will reduce the future levels of revenue concentration derived from Fisker Automotive, we expect that our revenues for the second half of 2012 and for the foreseeable future from Fisker Automotive will continue to represent a substantial or significant portion of our total revenues. Our business operations, financial results and liquidity would be materially adversely affected if: (i) there are unfavorable changes in our agreements with Fisker Automotive, (ii) there are significant delays in the production schedule of the Fisker Karma vehicle platform, (iii) the number of Fisker Karma vehicles produced and/or sold does not meet expectations, or (iv) there are significant delays in payments to us for product shipments to Fisker Automotive.

On April 10, 2012, Fisker Automotive notified us that they believe our pricing for the components for which we have the exclusive right to supply to them is not competitive by more than 10% and as a result they have asserted the right to resource all or part of the components we are currently supplying beginning August 10, 2012. We notified Fisker Automotive that its assertion that our pricing is not competitive by more than 10% is without merit and if Fisker Automotive resources any of the components we are currently supplying we will take whatever actions we deem necessary to defend and enforce our contract rights. At this time, we cannot provide any assurances on the outcome of this matter. If Fisker Automotive resources the components we are currently supplying, it would have a material adverse affect on our business.

Risks Related to our Renewable Energy Segment

Our Renewable Energy business segment has a substantial amount of debt.

Our Condensed Consolidated Balance Sheet includes approximately CAD 22.7 million of term debt incurred by Zephyr Farms Limited, our wholly-owned tier II subsidiary, pursuant to the terms of a Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Ltd. (Samsung Credit Agreement or Samsung Debt). Pursuant to the terms of the Samsung Credit Agreement, as amended, Zephyr Farms is obligated to make regularly scheduled semi-annual principal and interest payments for a period of nine years commencing nine months following the Zephyr wind farm’s commercial operation date (first semi-annual payment expected to be in February 2013). The aggregate amount of such principal and interest payments will be approximately CAD 2.1 million per year. Additionally, the Samsung Credit Agreement, as amended, calls for a principal balloon payment in year five of CAD 5.3 million and a final balloon payment in year ten of CAD 9.6 million. Schneider Power has guaranteed the Samsung Debt and pledged all of the shares of Zephyr Farms Limited as security. If the Zephyr Wind Farm does not generate sufficient revenue and cash flow to service the Samsung Debt, it will have a material adverse effect on Schneider Power and our Renewable Energy business segment.

Our recent wind farm investment could generate less energy than anticipated

There could be delays or difficulties in bringing the Zephyr Wind Farm project’s energy generation capabilities up to full utilization and if the levels of energy generated over the expected life of the project’s assets are significantly less than expected, the operating results of the renewable energy segment would be negatively impacted, our ability to meet or restructure the Samsung Debt would be impaired, and we may not be able to realize the benefits we anticipate from the acquisition of the Zephyr Wind Farm.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon, Chief Financial Officer and Treasurer Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended June 30, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

4.1	One year warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012)

4.2	Seven year warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012)

4.3	Warrant, dated May 8, 2012, issued by the Registrant to Advanced Equities, Inc. (incorporated herein by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012)

4.4	Form of Warrant issued by the Registrant to certain accredited investors in private placement transactions that closed on June 22, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.1	Loan and Security Agreement, dated May 7, 2012, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.2	Letter Agreement, dated May 8, 2012, between the Registrant and Advanced Equities, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.3	Second Amending Agreement, dated April 19, 2012, between Schneider Power Inc., a wholly-owned subsidiary of the Registrant, and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.4	Limited Recourse Guaranty and Pledge Agreement, dated April 19, 2012, among Schneider Power Inc., Samsung Heavy Industries Co., Ltd., and Zephyr Farms Limited (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.5	Guaranty, dated April 19, 2012, in favor of Samsung Heavy Industries Co., Ltd. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.6*	Credit Agreement, between Zephyr Farms Limited and Samsung Heavy Industries Co., Ltd.

10.7*	Letter Agreement, effective April 20, 2012, between the Registrant, Schneider Power Inc. and Samsung Heavy Industries Co., Ltd.

10.8	Separation Agreement, dated May 10, 2012, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012.)

10.9	Separation Agreement, dated May 10, 2012, between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012.)

10.10	Form of Subscription Agreement, dated June 22, 2012 and June 28, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.11	Form of Bridge Note issued by the Registrant to certain accredited investors on June 22, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.12	Form of Stock Option Award Agreement for stock options issued under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 8, 2012).

10.13	Form of Restricted Stock Award Agreement for restricted stock awards granted under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on June 8, 2012).

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

101*	The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith