Form 10-Q
period 2012-09-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2012-11-09
CIK 1166380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File No. 0-49629

Quantum Fuel Systems Technologies Worldwide, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0933072
(State of Incorporation)	(IRS Employer I.D. No.)

25242 Arctic Ocean Drive, Lake Forest, CA 92630

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2012:

47,761,119 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,723,128	$2,298,708
Accounts receivable, net	7,436,258	5,444,903
Inventories, net	2,335,536	2,505,735
Prepaids and other current assets	1,483,499	1,923,787
Assets of discontinued operations held for sale	308,029	1,316,925

Total current assets	15,286,450	13,490,058
Property and equipment, net	3,581,414	3,099,579
Investment in and advances to affiliates	5,495,343	4,972
Goodwill	12,400,000	12,400,000
Prepayments to affiliate	3,887,040	3,856,320
Deposits and other assets	247,860	244,576
Assets of discontinued operations held for sale	5,538,642	32,547,643

Total assets	$46,436,749	$65,643,148

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,302,202	$3,253,497
Accrued payroll obligations	1,032,802	890,294
Deferred revenue	1,186,417	1,998,000
Accrued warranties	317,954	487,062
Derivative instruments	953,000	826,000
Other accrued liabilities	1,210,583	1,069,770
Facility exit obligation, current portion	327,168	372,303
Debt obligations, current portion	7,527,032	6,241,438
Liabilities of discontinued operations held for sale	2,143,589	3,959,144

Total current liabilities	19,000,747	19,097,508
Facility exit obligation, net of current portion	1,092,411	809,176
Debt obligations, net of current portion	38,160	2,438,119
Derivative instruments	543,000	273,000
Liabilities of discontinued operations held for sale	189,019	23,233,528
Commitments and contingencies (note 16)
Stockholders’ Equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for the periods presented	1,000	1,000
Common stock, $.02 par value; 49,900,000 shares authorized and 26,617,369 shares issued and outstanding at December 31, 2011; 149,900,000 shares authorized and 47,803,619 shares issued, of which 47,761,119 are outstanding and 42,500 are held in treasury at September 30, 2012	532,347	956,072
Additional paid-in-capital	447,618,780	465,402,557
Accumulated deficit	(421,544,251)	(445,832,341)
Accumulated other comprehensive loss in continuing operations	(1,014,212)	(893,527)
Accumulated other comprehensive loss in discontinued operations	(20,252)	158,056

Total stockholders’ equity	25,573,412	19,791,817

Total liabilities and stockholders’ equity	$46,436,749	$65,643,148

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue:
Net product sales	$6,724,244	$4,215,006	$11,184,490	$11,923,508
Contract revenue	3,529,741	1,556,749	12,908,851	5,169,430

Total revenue	10,253,985	5,771,755	24,093,341	17,092,938
Costs and expenses:
Cost of product sales	4,667,721	2,957,154	7,753,901	8,746,208
Research and development	3,828,607	3,270,365	12,338,493	10,610,440
Selling, general and administrative	3,260,342	2,733,940	11,904,286	10,369,398
Impairment of long-lived operating assets	900,000	—	900,000	495,016

Total costs and expenses	12,656,670	8,961,459	32,896,680	30,221,062

Operating loss	(2,402,685)	(3,189,704)	(8,803,339)	(13,128,124)
Interest expense, net	(797,424)	(765,151)	(2,055,473)	(4,390,900)
Fair value adjustments of derivative instruments, net	2,501,000	8,000	6,590,000	134,000
Gain (loss) on modification of debt and derivative instruments, net	(2,550,583)	301,458	(4,063,942)	649,786
Gain (loss) on settlement of debt and derivative instruments, net	262,000	—	(1,273,351)	(95,450)
Impairment of investment in and advances to affiliates	(58,572)	(4,963,035)	(58,572)	(4,963,035)
Equity in losses of affiliates, net	(160,346)	(422,567)	(946,772)	(772,453)
Other	—	—	—	26,467

Loss from continuing operations before income taxes	(3,206,610)	(9,030,999)	(10,611,449)	(22,539,709)
Income tax benefit (expense)	—	—	334,445	(3,200)

Loss from continuing operations	(3,206,610)	(9,030,999)	(10,277,004)	(22,542,909)
Loss from discontinued operations, net of taxes	(682,925)	(375,960)	(3,174,082)	(1,745,181)

Net loss attributable to stockholders	$(3,889,535)	$(9,406,959)	$(13,451,086)	$(24,288,090)

Per share data—basic and diluted:
Loss from continuing operations	$(0.20)	$(0.19)	$(0.80)	$(0.54)
Loss from discontinued operations	(0.04)	(0.01)	(0.25)	(0.04)

Net loss attributable to stockholders	$(0.25)	$(0.20)	$(1.05)	$(0.58)

Weighted average shares outstanding:
Basic and diluted	15,758,701	47,812,856	12,820,316	41,565,419

Comprehensive loss:
Net loss attributable to stockholders	$(3,889,535)	$(9,406,959)	$(13,451,086)	$(24,288,090)
Foreign currency translation adjustments, net of tax	(547,509)	628,764	17,087	298,993

Comprehensive loss attributable to stockholders	$(4,437,044)	$(8,778,195)	$(13,433,999)	$(23,989,097)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Net cash used in operating activities	(11,134,775)	(11,161,654)

Cash flows from investing activities:
Purchases and development of property and equipment	(972,879)	(1,053,021)
Acquisition of Zephyr Wind Farm, net of cash acquired	—	(3,511,727)
Proceeds from sale of asset held for sale	1,648,845	—
Payments to non-controlling interests	(706,648)	—
Other	46,841	—

Net cash provided by (used in) investing activities	16,159	(4,564,748)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	14,040,952	14,638,529
Proceeds from exercise of warrants	—	569,500
Proceeds from issuance of debt and warrants, net of transaction fees	4,033,343	2,776,000
Borrowings under revolving line of credit	—	3,000,000
Borrowings under non-revolving line of credit	2,500,000	—
Payment of commitment and other fees in connection with revolving line of credit	—	(372,650)
Payments on debt obligations	(8,635,669)	(6,133,412)
Other	49,360	—

Net cash provided by financing activties	11,987,986	14,477,967

Net effect of exchange rate changes on cash	19,591	(983)
Net increase (decrease) in cash and cash equivalents	888,961	(1,249,418)
Cash and cash equivalents at beginning of period	1,857,797	3,798,181

Cash and cash equivalents at end of period	$2,746,758	$2,548,763

Cash and cash equivalents at end of period:
Continuing operations	$2,648,637	$2,298,708
Discontinued operations	98,121	250,055

Total	$2,746,758	$2,548,763

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

1. Background and Basis of Presentation

Background

Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in alternative fuel systems and clean propulsion technologies for automotive applications, including natural gas, hybrid/electric and hydrogen systems.

We provide powertrain design and engineering, system integration, manufacturing and assembly of components and packaged systems for natural gas, electric, hybrid-electric, plug-in hybrid-electric, range extended plug-in electric and hydrogen vehicles, including refueling and recharging stations and systems.

We design and manufacture lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 pounds per square inch (psi). Our portfolio of technologies and products also include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, proprietary vehicle control systems and software, fuel delivery products and control systems for use in natural gas, hybrid, fuel cell, and other alternative fuel vehicles. Our proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drive-train technologies and systems. We also design and manufacture computerized controls, regulators and automatic shut-off equipment for fuel systems.

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

Schneider Power is an independent power producer and developer of renewable energy projects. On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project (Zephyr Wind Farm) located in Ontario, Canada.

On August 9, 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented (See Notes 2 and 3).

We also hold ownership interests in certain unconsolidated active businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010, we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed for the purpose of producing premium plug-in hybrid automobiles. PCD ceased operations and commenced a statutory dissolution during the third quarter of 2012. See Note 6 for further discussion of these businesses.

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

Change in Fiscal Year

On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change was effective as of December 31, 2011 and we filed a transition report with the Securities and Exchange Commission (SEC) which covered the eight month period beginning May 1, 2011 and ending December 31, 2011. The accompanying condensed consolidated financial statements cover the period from January 1, 2012 through September 30, 2012, representing the first three quarters of our newly adopted calendar year period.

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

Capital Resources

From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (December 2011 Offering).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our former senior lender in satisfaction of $1.3 million of principal demands made by our former senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

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

•

On May 7, 2012, we executed a two-year revolving asset based line of credit (Line of Credit) that provides us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw under the Line of Credit is dependent upon our future levels of eligible accounts receivables and inventories.

•

On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (June/July 2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible notes that we refer to as the “Unsecured “B” Convertible Notes” that were scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months that we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.

Our principal sources of liquidity as of October 31, 2012 consisted of: (i) cash and cash equivalents of approximately $1.2 million and (ii) up to $7.0 million of potential availability under the Line of Credit. On November 7, 2012, we entered into definitive agreements for an equipment sale and leaseback transaction that will provide us with up to $3.25 million in capital, of which $0.7 million reimburses us for certain recently purchased equipment and $2.55 million is held in escrow and specifically designated for future equipment purchases.

We expect that our existing sources of liquidity will only be sufficient to fund our activities through December 31, 2012. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital and/or monetize certain assets. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through September 30, 2013, which raises substantial doubt about our ability to continue as a going concern.

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

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through September 30, 2013, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of long-lived assets, investments, prepayments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future recoverability of our assets. Actual results could differ materially from those estimates.

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

2. Discontinued Operations—Schneider Power

Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and is a licensed electricity generator and wholesaler.

On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Revenue:
Net product sales	$56,861	$473,879	$213,570	$754,452
Contract revenue	—	—	28,326	—

Total revenue	56,861	473,879	241,896	754,452
Costs and expenses:
Cost of product sales	43,453	197,532	75,750	445,766
Research and development	120,677	7,441	517,833	136,330
Selling, general and administrative	359,668	184,306	1,159,395	716,071
Impairment of long-lived operating assets	—	—	966,811	—
Amortization of long-lived assets	108,927	50,907	360,353	135,131

Total costs and expenses	632,725	440,186	3,080,142	1,433,298

Operating income (loss)	(575,864)	33,693	(2,838,246)	(678,846)
Interest expense, net	(124,859)	(405,636)	(316,615)	(1,024,100)

Loss from discontinued operations before income taxes	(700,723)	(371,943)	(3,154,861)	(1,702,946)
Income tax benefit (expense)	17,798	(4,017)	(19,221)	(42,235)

Net loss from discontinued operations	$(682,925)	$(375,960)	$(3,174,082)	$(1,745,181)

The unaudited balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	December 31, 2011	September 30, 2012
Current Assets:
Cash and cash equivalents	$75,053	$250,055
Accounts receivable, net	9,805	344,311
Prepaids and other current assets	223,171	722,559

Total current assets	$308,029	$1,316,925

Non-Current Assets:
Property and equipment, net (1)	2,317,556	26,488,703
Intangible asset, net (2)	2,881,598	3,940,180
Goodwill (3)	—	1,766,598
Deposits and other assets	339,488	352,162

Total non-current assets	$5,538,642	$32,547,643

Current Liabilities:
Accounts payable	$425,301	$1,027,297
Accrued payroll obligations	73,855	52,194
Other accrued liablities	482,085	936,854
Current portion of debt obligations (4)	1,162,348	1,942,799

Total current liabilities	$2,143,589	$3,959,144

Non-Current Liabilities:
Debt obligations, net of current portion (4)	$—	$22,993,844
Deferred income taxes	189,019	239,684

Total non-current liabilities	$189,019	$23,233,528

(1)	Consists mainly of wind turbine assets of the 10 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010.
(2)	Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power’s renewable energy portfolio and power purchase agreements associated with Schneider Power’s acquisition of the Zephyr Wind Farm in April 2012.
(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012.
(4)	Consists of obligations to secured project lenders as follows:

Turbine Supplier Term Loan—Zephyr Wind Farm

In connection with the acquisition of the Zephyr Wind Farm (see Note 3), Schneider Power assumed a term loan payable to the wind turbine supplier related to the project. The term loan had a principal amount of Canadian Dollar (CAD) 22.7 million as of the date of the acquisition. Pursuant to the terms of the Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Ltd. (Samsung Debt), the Zephyr Wind Farm will make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of nine years commencing on February 2013.

The aggregate amount of such principal and interest payments will be approximately CAD 2.1 million per year. Additionally, the Samsung Debt, as amended, calls for a principal balloon payment in year five of CAD 5.3 million and a final balloon payment in year ten of CAD 9.6 million. The Samsung Debt is secured by the assets of the Zephyr Wind Farm and repayment of the Samsung Debt is guaranteed by Schneider Power.

The conversion rate of one CAD to one US Dollar was 0.978 to 1.0 as of December 31, 2011 and 1.016 to 1.0 as of September 30, 2012.

As of September 30, 2012, the total amount of the Samsung Debt was $23.8 million, which consisted of $23.1 million of principal and $0.7 million of accrued interest.

Bank Term Loan—Providence Bay Wind Farm

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan (Bank Term Loan) that had an original principal amount of CAD 1.5 million upon its inception on April 3, 2007. The Bank Term Loan was executed by our wholly-owned tier-two subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), and is secured by certain of SPI Providence Bay’s power generation machinery, equipment and other assets.

The significant terms of the Bank Term Loan as of December 31, 2011 were as follows: (i) scheduled maturity date of April 3, 2012, (ii) interest at 7.00% per annum, and (iii) required fixed cash payments of CAD 13,482 per month through March 10, 2012, with the remaining principal amount of CAD 1.2 million due on the maturity date.

On March 29, 2012, SPI Providence Bay and the lender entered into a letter agreement (Letter Agreement) pursuant to which SPI Providence Bay and the lender agreed to renew and amend the terms of the Bank Term Loan. The material amendments to the Bank Term Loan were: (i) the maturity date was amended to April 10, 2017, (ii) the interest rate was amended to 6.0% per annum and (iii) the repayment terms were amended to provide for 60 monthly payments of CAD 12,899 and a final payment of CAD 667,422 on the maturity date. We concluded that the modifications in connection with the Letter Agreement represented a replacement of the existing debt instrument with a new debt instrument that we continue to refer to as the Bank Term Loan. There was no gain or loss recognized in connection with the loan replacement.

As of September 30, 2012, the total amount due under the Bank Term Loan was $1.1 million in principal.

3. Acquisition of Zephyr Wind Farm

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited (Zephyr Wind Farm), the owner of a 10 megawatt wind farm project located in Ontario, Canada. In connection with the acquisition, Schneider Power acquired 100% of Zephyr Wind Farm’s outstanding shares in exchange for $2.0 million in cash and the assumption of $22.9 million of term debt, which is payable over 10 years at 6.5% interest and $2.9 million of unpaid construction costs and other current liabilities. In addition, Schneider Power incurred $0.1 million in transaction related fees.

Schneider Power used a total of $3.5 million in net cash through September 30, 2012 to complete the purchase of the outstanding shares of the Zephyr Wind Farm and satisfy capitalized construction obligations assumed in connection with the transaction. A summary of the cash used in investing activities related to the transaction is as follows:

Payment of purchase consideration	$1,981,741
Less: cash acquired in acquisition	(126,073)
Payment of construction obligations, net	1,656,059

Net cash used in investing activities of discontinued operations	$3,511,727

Construction of the Zephyr Wind Farm was substantially completed near the end of April 2012 with commercial operations commencing on May 15, 2012. Schneider Power anticipates that the Zephyr Wind Farm will generate annual revenues of approximately $3.0 million once its four wind turbines are fully operational and optimized to run at their targeted operational capacity factor levels.

The allocation of the purchase price of Zephyr Wind Farms was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. We began consolidating the results of Zephyr Wind Farm effective as of the acquisition date, which are included in discontinued operations on the condensed consolidated financial statements (see Note 2).

The September 30, 2012 condensed consolidated financial statements reflect the initial allocation of the $2.0 million purchase price to assets acquired and liabilities assumed based on preliminary estimates of fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets and liabilities has been recorded as goodwill, representing the expected synergies and other intangible value that the Zephyr Wind Farm brings to the Renewable Energy segment. We expect to finalize our analysis in the fourth quarter of 2012 and our preliminary estimates of fair values may change as we obtain additional information.

The following table sets forth the preliminary allocation of the purchase price to the Zephyr Wind Farm net assets acquired (in US Dollars):

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

As a result of the plan that we committed to on August 9, 2012 to sell Schneider Power, the assets acquired and liabilities assumed in connection with Schneider Power’s acquisition of the Zephyr Wind Farm are included in the balances of discontinued operations on the accompanying condensed consolidated balance sheets. The majority of the assets acquired are associated with wind power generation machinery and equipment and a power purchase agreement intangible asset. The estimated useful lives for the machinery and equipment and power purchase agreement intangible asset is 20 years; however, straight line depreciation and amortization was ceased effective as of the date that we committed to the plan to sell Schneider Power.

The fair values of the tangible assets were estimated using replacement costs. The fair value of the power purchase agreement intangible asset was estimated using a discounted cash flow technique utilizing Level 3 inputs consistent with those described in Note 11. The goodwill recorded is not deductible for tax purposes.

4. Accounts Receivable

Net accounts receivable of continuing operations consist of the following:

	December 31, 2011	September 30, 2012
Customer accounts billed	$6,368,706	$4,807,093
Customer accounts unbilled	1,277,526	932,793
Allowance for doubtful accounts	(209,974)	(294,983)

Accounts receivable, net	$7,436,258	$5,444,903

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.

5. Inventories

Inventories of continuing operations consist of the following:

	December 31, 2011	September 30, 2012
Materials and parts	$4,594,694	$4,579,550
Work-in-process	25,164	23,684
Finished goods	725,793	837,616

	5,345,651	5,440,850
Less: provision for obsolescence	(3,010,115)	(2,935,115)

Inventories, net	$2,335,536	$2,505,735

6. Strategic Investments

Investment in Fisker Automotive

On August 7, 2007, we and Fisker Coachbuild, LLC, launched Fisker Automotive, Inc. (Fisker Automotive), for the purpose of designing and producing premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1%. Our investment in Fisker Automotive, which is accounted for under the cost method, was zero as of December 31, 2011 and September 30, 2012.

Under our arrangements with Fisker Automotive, we supply production level component parts and provide engineering services to support Fisker Automotive’s Karma vehicle.

Investment in Affiliates

We account for our affiliates, Asola, PCD, and Shigan Quantum, under the equity method of accounting. Our investment in and advances to affiliates for the periods presented are as follows:

	December 31, 2011	September 30, 2012
Quantum Affiliates:
Asola	$5,491,918	$—
Shigan-Quantum	3,425	4,972

Investment in and advances to affiliates	$5,495,343	$4,972

Asola

On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. Although Asola is a variable interest entity, we are not considered the primary beneficiary as defined under GAAP.

In December 2010, we acquired a 24.9% interest in AQS. AQS was established to serve as a holding company for certain divisions of Asola’s current business and Asola’s anticipated expansion. We include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US dollar was 1.30 to 1.0 as of December 31, 2011 and 1.29 to 1.0 as of September 30, 2012.

Asola maintains its books and records on a calendar-year basis and reports results under German generally accepted accounting principles as follows:

	Nine months ended September 30,
	2011	2012
(Euros)
Current assets	€18,682,000	€9,806,518
Non-current assets	8,261,000	7,512,360
Current liabilities	14,614,000	7,192,000
Long-term liabilities	7,846,000	10,173,000
Product sales	31,499,000	20,223,000
Gross profit on product sales	2,729,000	3,000
Net income (loss)	(2,258,000)	(2,413,000)

(US Dollars)
Current assets	$25,231,000	$12,606,000
Non-current assets	11,157,000	9,657,000
Current liabilities	19,737,000	9,245,000
Long-term liabilities	10,597,000	13,077,000
Product sales	42,338,000	26,099,000
Gross profit on product sales	3,668,000	4,000
Net income (loss)	(3,035,000)	(3,114,000)

We recognized equity in net losses of Asola of $421,000 and $774,000 for the three and nine months ended September 30, 2012, respectively. Our equity in net losses for the nine month periods differs from the 24.9% of the net losses shown in the tables above due to adjustments to equity in net losses related to differences between German generally accepted accounting principles and US GAAP. Such differences are adjusted for in calculating our equity in earnings or losses under US GAAP.

Rollforward of Investment In and Advances to Asola

We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, and our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest. The activity and carrying balance for the nine months ended September 30, 2012, in US Dollars, is as follows:

Balance at December 31, 2011	$5,491,918
Equity in losses	(774,000)
Accrued interest on advance	93,712
Foreign currency translation	151,405
Impairment	(4,963,035)

Balance at September 30, 2012	$—

Asola has experienced recurring losses in the first nine months of calendar 2012 and declining year-over-year revenues. In addition, European-based solar manufacturers continue to experience significant competition from Chinese-based manufacturers that is eroding opportunities for Asola to remain competitive or be a viable enterprise without a significant restructuring of its operations. These continuing trends along with other indicators that emerged during the third quarter of 2012 indicate that a potential “other-than-temporary” decline in value may have occurred and, as a result, we performed a preliminary assessment as of September 30, 2012 of the recoverability of our prepayments to, our investments in and advances to Asola. To determine the estimated fair value of our investment in Asola, we estimated future cash flows based on the likelihood of various outcomes using a probability weighted analysis. Based on our assessment, the carrying value exceeded the fair value and, as a result, we recognized an estimated impairment charge of $5.0 million as of September 30, 2012, representing the entire remaining carrying balance of our investment in and advances to Asola. Although we currently believe that the carrying value of our prepayments to Asola of $3.9 million is recoverable, future events and trends could require us to recognize additional impairments related to the prepayments, which are described below.

Asola Solar Cell Supply Agreement

Asola is a party to a long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement). We have a related unconditional commitment under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide our share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a dispute between the parties under the Supply Agreement that continues to be litigated in Germany. In light of the dispute, we have not purchased any solar cells under our agreement with Asola and have not fully provided our share of the scheduled prepayments that are required under the Supply Agreement. To date, no information has come to our attention that changes our view that we do not have a loss contract that requires a charge to be recognized.

If Asola is unable to successfully modify its remaining commitments under the Supply Agreement, we may have to record a charge in the future equal to the sum of our prepayments made to date, plus the remaining unconditional commitments, less the estimated net realizable value of the solar cells to be acquired under our agreement with Asola. This amount cannot be reasonably estimated at this time based on the uncertainty with forecasting future market prices over the remaining period of the Supply Agreement; however, we currently believe that the range of a potential charge that we could be required to recognize would be limited to approximately $3.9 million, which amount represents the total of all solar cell prepayments made by us to Asola as of September 30, 2012. Although we do not intend to purchase any cells from Asola or make additional prepayments under our arrangement with Asola until the contractual matter is resolved, our scheduled commitments, including amounts in arrears and prior to any potential modifications discussed above, to purchase solar cells from Asola and provide our share of prepayments to Asola over the remaining life of the Supply Agreement is approximately $145.7 million based on the currency exchange rate as of September 30, 2012.

Shigan Quantum

On September 3, 2009, we acquired a 25% interest in Shigan Quantum, a start-up company organized under India’s Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. Our net equity in earnings associated with Shigan Quantum for the nine months ended September 30, 2012 was $1,547.

Power Control and Design

On October 6, 2009, we acquired a 22% interest in PCD. PCD designs and develops control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. We no longer recognize our share of net losses of PCD under the equity method of accounting as we have no obligation to fund deficit balances of the business and the carrying amount of our investment is zero. PCD ceased operations and commenced dissolution during the third quarter of 2012.

7. Long-lived Assets

Property and equipment

Changes in property and equipment of continuing operations for the nine months ended September 30, 2012 are as follows:

	Balance at December 31, 2011	Additions	Transfers	Deprecia- tion	Impair- ment	Balance at September 30, 2012
Property and equipment in service, gross	$30,812,751	$—	$347,692	$—	$—	$31,160,443
Accumulated depreciation	(27,853,868)	—	—	(735,334)	—	(28,589,202)
Construction in progress:
Solar module manufacturing line	495,016	—	—	—	(495,016)	—
Plant equipment & other	127,515	748,515	(347,692)	—	—	528,338

Total construction in progress	622,531	748,515	(347,692)	—	(495,016)	528,338

Total property and equipment, net	$3,581,414	$748,515	$—	$(735,334)	$(495,016)	$3,099,579

Goodwill

The carrying amount of goodwill of continuing operations, reported in our Electric Drive & Fuel Systems business segment, was $12.4 million at both December 31, 2011 and September 30, 2012.

We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived asset as of September 30, 2012.

8. Facility Exit Obligation

On June 29, 2011, we entered into a sublease agreement with an unrelated third-party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and is scheduled to expire on May 31, 2015. Since we will incur costs in excess of the rent expected to be received under the sublease for the remaining term of our lease agreement related to the facility without realizing any economic benefit, we carry an obligation on the balance sheet which represents the fair value of the remaining excess lease costs. Included in selling, general and administrative costs on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 are charges of $43,785 and $118,969, respectively, associated with accretion of the fair value discount under the obligation due to the passage of time. The total carrying value of the obligation as of September 30, 2012 was $1,181,479, of which $372,303 is classified as a current liability (see Note 17).

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

Changes in our product warranty liability for the nine months ended September 30, 2012 are as follows:

Balance at December 31, 2011	$317,954
Warranties issued during the period	180,814
Settlements made during the period	(11,706)

Balance at September 30, 2012	$487,062

10. Debt Obligations

Our debt obligations for continuing operations consist of the following:

	December 31, 2011	September 30, 2012
Obligations to Secured Lenders:
Consent Fee Term Note: $2,390,000 principal and $5,955 accrued interest in December 2011	$2,395,955	$—
Line of Credit: $3,000,000 principal and $8,750 accrued interest in September 2012	—	3,008,750

Obligations to Other Creditors:
August 2011 Bridge Term Notes: $1,150,000 principal, $61,210 accrued interest, less $33,631 debt discount in December 2011	1,177,579	—
Unsecured “A” Convertible Notes: $3,811,900 principal, $90,430 accrued interest, less $2,676,249 debt discount in December 2011	1,226,081	—
Unsecured “B” Convertible Notes: $3,950,000 principal, $76,139 accrued interest, less $1,323,711 debt discount in December 2011; $200,000 principal, $15,315 accrued interest, less $7,032 debt discount in September 2012	2,702,428	208,283
June/ July 2012 Bridge Notes: $7,100,000 principal, $205,002 accrued interest, less $1,885,790 debt discount in September 2012	—	5,419,212
Other obligations	63,149	43,312

Debt obligations of continuing operations, current and non-current	7,565,192	8,679,557
Less: obligations classified as current, net of amortization of debt discounts	(7,527,032)	(6,241,438)

Debt obligations of continuing operations, non-current	$38,160	$2,438,119

The following disclosures reflect the status of our debt obligations for our continuing operations on an instrument by instrument basis as they existed at the beginning of 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first nine months of 2012.

Consent Fee Term Note

Pursuant to the terms of our credit agreement with our former senior lender, we were required to obtain the former senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our former senior lender agreed to give its consent to the acquisition in exchange for a fee of $3,000,000, which we paid by our delivery of the Consent Fee Term Note.

At December 31, 2011, the significant contractual terms of the Consent Fee Term Note were as follows: (i) interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) principal and interest payable on demand, (iv) we had the option to settle payment demands in cash or stock, subject to certain conditions, including that we could only exercise our right to use shares if (a) the volume weighted average price (VWAP) of our common stock for the three consecutive trading days prior to the date a payment demand was made was at least $2.00 per share and (b) that any shares issued to satisfy principal repayments must be listed on the Nasdaq Global Market, (v) we had the right to make prepayments under the note at any time, and (vi) when a demand for payment or a prepayment is made, the actual amount due with respect to such demand or prepayment would be subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date as follows: the greater of (1) the amount so demanded or called and (2) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00. We refer to the payment amount formula discussed in the preceding sentence as the principal multiplier feature. If we elected to pay in stock, then the number of shares to be issued would be equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP price. Based on the foregoing formula, the principal multiplier feature could have only increased the amount payable above the face value of the note (i.e. had “intrinsic value”) if our VWAP price was above $25.00 per share.

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

Line of Credit

On May 7, 2012, we obtained the Line of Credit from a financial institution that provides us the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (Line of Credit). The credit facility requires monthly interest payments on outstanding advances and expires on May 7, 2014. The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories. The lender obtained a senior secured position on substantially all of our assets other than our renewable energy segment’s wind farm assets. In connection with the execution of the credit facility and our initial drawdown under the facility, we paid the lender and our placement agent cash fees totaling $0.4 million and issued warrants to purchase shares of our common stock to the lender and placement agent with a combined fair value of $0.3 million (see Note 12). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the life of the credit facility. The credit facility requires an additional commitment fee of $0.1 million on the first anniversary of the facility and our placement agent is entitled to receive additional fees based on the level of borrowings under the facility. Based on our eligible levels of accounts receivable and inventories, the maximum additional borrowing level allowed under the facility was limited to $0.9 million above the balance outstanding as of September 30, 2012.

August 2011 Bridge Term Notes

On August 23, 2011, we received gross proceeds of $1,150,000 from the sale of senior subordinated promissory notes and warrants in a private placement transaction with accredited investors (August 2011 Bridge Term Notes). The significant terms of the August 2011 Bridge Term Notes as of December 31, 2011 were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.

On January 31, 2012, we repaid the August 2011 Bridge Term Notes in full.

Unsecured “A” Convertible Notes

On September 29, 2011 and October 12, 2011, we received cumulative gross proceeds of $3,811,900 from the sale of 10.0% unsecured convertible promissory notes (Unsecured “A” Convertible Notes) and warrants. We received gross proceeds of $1,949,500 in connection with the September 29, 2011 close and $1,862,400 in connection with the October 12, 2011 close.

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

Unsecured “B” Convertible Notes

During the period of October 17, 2011 through November 15, 2011, we entered into private placement transactions with certain accredited investors for the purchase and sale of unsecured convertible promissory notes (Unsecured “B” Convertible Notes). We received gross proceeds of $3,950,000 from the offering and the investors also received warrants to purchase shares of our common stock.

The significant terms of the Unsecured “B” Convertible Notes as of December 31, 2011 were as follows: (i) the notes mature one year from the respective dates of issuance, (ii) interest at 10.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) holders have the right at any time prior to the maturity date to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at fixed conversion prices ranging from $2.7727 to $2.7832 per share, (v) we have the right to prepay all or part of the notes at any time upon 30 days prior written notice, and (vi) the notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.

During June and July 2012, certain holders of the Unsecured “B” Convertible Notes having an aggregate principal balance of $3,750,000 agreed to exchange their Unsecured “B” Convertible Notes and the warrants they received in connection with their purchase of the Unsecured “B” Convertible Notes for new unsecured and nonconvertible bridge notes having an aggregate principal balance of $3,750,000 that we refer to as the June/ July 2012 Bridge Notes (discussed further below). These holders also received exchange warrants with a combined fair value of $1,275,255 (see Note 12).

We concluded that the exchange of debt and warrants discussed in the preceding paragraph was substantial and represented an extinguishment of the existing debt instruments and issuance of new debt instruments. In connection with the exchange, we recognized a gain of $649,786.

In addition to the contractual interest cost recognized in connection with the Unsecured “B” Convertible Notes, we also recognized a total of $901,690 of non-cash interest expense during the first nine months of 2012 associated with (a) amortization of a portion of the debt discount that was allocated to the debt instruments at the time the notes were issued and (b) amortization of a portion of the debt issuance costs that were deferred in connection with the transactions. The remaining debt discount and deferred debt issuance costs are being amortized over the scheduled lives of the notes under the effective interest rate method.

June/ July 2012 Bridge Notes

During June and July 2012, we received gross proceeds of $7,100,000 from the sale of 12.0% senior subordinated bridge notes (June/ July 2012 Bridge Notes) and warrants to purchase up to 6,824,854 shares of our common stock in a private placement transaction with accredited investors, of which $3,350,000 was paid in cash and $3,750,000 was paid by the cancellation of certain of the Unsecured “B” Convertible Notes (discussed above). The warrants have a term of five years with fixed exercise prices of $0.85 and $0.89 (see Note 12).

The significant terms of the June/ July 2012 Bridge Term Notes are as follows: (i) scheduled maturity dates of 18 months from the date of issuance, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and can be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) unsecured and subordinate to our secured Line of Credit.

We incurred debt issuance costs of $0.6 million, of which a portion is deferred and amortized over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a combined debt discount of $2.2 million on the origination dates of the June/ July 2012 Bridge Notes that is being amortized over the term of the notes on the effective interest rate method.

Collateral and Covenants

We were not in compliance with the quarterly “Performance to Plan” financial covenant under the Line of Credit at June 30, 2012 and September 30, 2012. Although we have not yet obtained a waiver of the covenant, our senior lender has not declared a default in the Line of Credit and we continue to negotiate with our senior secured lender on the terms of a mutually acceptable waiver. We were in compliance with all other existing covenants and other requirements of the Line of Credit and our other debt instruments as of September 30, 2012.

Debt Maturities

The table below shows scheduled maturities of our debt obligations of our continuing operations for each of the following years until maturity:

Twelve months ending September 30:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2013	$8,075,445	$(1,834,007)	$6,241,438
2014	2,486,614	(58,815)	2,427,799
2015	8,907	—	8,907
2016	1,413	—	1,413

	$10,572,379	$(1,892,822)	$8,679,557

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

The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	December 31, 2011	September 30, 2012
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$882,000	$818,000
Warrant contracts issued on August 25, 2008	18,000	—
Warrant Series “B” contracts issued on February 18, 2011	53,000	8,000

	953,000	826,000

Derivative instruments classified as non-current liabilities:
Warrant contracts issued on September 29, 2011	269,000	—
Warrant contracts issued on October 12, 2011	274,000	273,000

	543,000	273,000

Total balance of derivative instruments	$1,496,000	$1,099,000

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

The exercise price reset provisions associated with the warrant contracts issued on September 29, 2011 and October 12, 2011 expired on September 29, 2012 and October 12, 2012, respectively. These warrants do not meet the criteria of derivative liabilities subsequent to the expiration of the applicable reset provisions and, as a result, on September 29, 2012, the current fair value of the warrant contracts that were issued on September 29, 2011, amounting to $263,000, was reclassified from a derivative liability to additional paid-in-capital.

The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	Oct 27, 2006 Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants	Other Derivative Warrants	Total
Balance at December 31, 2011	$882,000	$269,000	$274,000	$71,000	$1,496,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(33,000)	(24,000)	(25,000)	(24,000)	(106,000)

Balance at March 31, 2012	849,000	245,000	249,000	47,000	1,390,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(27,000)	9,000	15,000	(17,000)	(20,000)

Balance at June 30, 2012	822,000	254,000	264,000	30,000	1,370,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(4,000)	9,000	9,000	(22,000)	(8,000)
Reclassification of instruments to equity upon expiration of exercise reset provision	—	(263,000)	—	—	(263,000)

Balance at September 30, 2012	$818,000	$—	$273,000	$8,000	$1,099,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	Oct 27, 2006 Warrants	Aug 25, 2008 Warrants	Feb 18, 2011 “B” Warrants	Sept 29, 2011 Warrants	Oct 12, 2011 Warrants
December 31, 2011:
Annual volatility (1)	59.9%	82.7%	81.5%	79.0%	78.9%
Risk-free rate	0.3%	0.6%	0.6%	0.8%	0.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.95	$38.60	$6.00	$0.95	$0.95
September 30, 2012:
Annual volatility (1)	54.2%	54.9%	56.9%	78.6%	78.5%
Risk-free rate	0.2%	0.3%	0.3%	0.5%	0.5%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Closing price of Quantum stock	$0.79	$0.79	$0.79	$0.79	$0.79
Conversion / exercise price	$0.83	$38.60	$6.00	N/A	$0.83

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.

12. Stockholders’ Equity

Increase in Authorized Shares

At a special meeting of stockholders held on February 14, 2012, our stockholders authorized an increase in the number of authorized shares of common stock from 50,000,000 to 150,000,000, of which 100,000 shares are designated as Series B non-voting common stock.

Stock Incentive Plans

On October 27, 2011, our stockholders approved our 2011 Stock Incentive Plan (2011 Plan). The 2011 Plan replaced our 2002 Stock Incentive Plan (2002 Plan) and awards can no longer be issued under the 2002 Plan; however, awards issued under the 2002 Plan prior to its termination remain outstanding in accordance with their terms.

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

The 2011 Plan provides for an aggregate of 3,100,000 shares to be initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Plan will increase annually beginning on January 1, 2013 by an amount equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors.

On June 8, 2012, the Audit Committee granted 105,000 shares of restricted stock and 477,500 stock options under our 2011 plan to certain of our employees and executives. As of September 30, 2012, 2,517,000 shares remain available for issuance under the 2011 Plan.

Share-based Compensation

The share-based compensation expense related to stock options and restricted stock of our continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 15 is:

	Electric Drive & Fuel Systems	Corporate	Total
Three Months Ended September 30, 2011:
Cost of product sales	$15,537	$—	$15,537
Research and development	38,798	—	38,798
Selling, general and administrative	5,759	125,548	131,307

Total share-based compensation	$60,094	$125,548	$185,642

Three Months Ended September 30, 2012:
Cost of product sales	$7,509	$—	$7,509
Research and development	29,516	—	29,516
Selling, general and administrative	4,193	67,049	71,242

Total share-based compensation	$41,218	$67,049	$108,267

Nine Months Ended September 30, 2011:
Cost of product sales	$32,364	$—	$32,364
Research and development	137,785	—	137,785
Selling, general and administrative	17,979	530,118	548,097

Total share-based compensation	$188,128	$530,118	$718,246

Nine Months Ended September 30, 2012:
Cost of product sales	$23,016	$—	$23,016
Research and development	95,771	—	95,771
Selling, general and administrative	12,770	277,019	289,789

Total share-based compensation	$131,557	$277,019	$408,576

Share-based compensation for continuing operations includes costs of restricted stock of $60,720 and $181,492 for the three and nine months ended September 30, 2011, respectively, and $64,233 and $182,815 for the three and nine months ended September 30, 2012, respectively.

Shared-based compensation during the nine months ended September 30, 2012 excludes certain unvested restricted stock and outstanding stock option awards that were forfeited as a result of the discontinuance of employment of certain former employees.

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	398,599	$16.08
Granted	477,500	$0.62
Exercised	—	$—
Forfeited	(74,696)
Expired	(85,037)

Options outstanding at September 30, 2012	716,366	$6.43	8.3	$75,250
Vested and expected to vest at September 30, 2012	655,475	$6.43	7.5	$68,854
Options exercisable at September 30, 2012	205,805	$16.43	5.6	$—

The aggregate intrinsic value in the table above is based on our closing stock price of $0.79 per share as of the last business day of the nine months ended September 30, 2012, and represents the amount that would have been received by the optionees had all options been exercised on that date.

Restricted Stock

We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as compensation expense ratably over the vesting period, typically three years. Unvested restricted stock activity and amounts outstanding for the nine months ended September 30, 2012 is as follows:

Unvested restricted stock outstanding at December 31, 2011	93,750
Granted	105,000
Vested	(1,250)
Forfeitures	(42,500)

Unvested restricted stock outstanding at September 30, 2012	155,000

As of September 30, 2012, there was $250,174 of unrecognized share-based compensation expense related to unvested restricted stock of which $197,672 is expected to be fully recognized by August 2013 and $52,502 is expected to be recognized by June 2015.

Warrants

Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at December 31, 2011	18,578,718
Issued—original number	40,593,899
Issued—additional number (1)	430,609
Exercised	(670,000)
Terminated (2)	(1,454,640)
Expired (3)	(19,146,197)

Warrants outstanding at September 30, 2012	38,332,389

(1)	Associated with reset provisions of certain warrant contracts.
(2)	Represents terminated warrants associated with the exchange of Unsecured "B" Convertible Notes with the June/July 2012 Bridge Notes.
(3)	Represents the Series “C” Warrants issued in connection with the March 2012 Offering that expired in June 2012 and warrants issued in connection with the Unsecured “A” Convertible Notes that expired in September 2012.

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

In connection with the Line of Credit executed on May 7, 2012, warrants to purchase shares of our common stock were issued as follows: (i) lender warrants to purchase up to 917,839 shares of our common stock at a fixed exercise price of $2.12 per share, which are exercisable after six months from the date of issuance and expire one year from the date of issuance (ii) lender warrants to purchase up to 555,556 shares of our common stock at a fixed exercise price of $0.90 per share, which are exercisable after six months from the date of issuance and expire seven years from the date of issuance and (iii) placement agent warrants to purchase up to 200,000 shares of our common stock at a fixed exercise price of $0.90 per share, which are exercisable after six months from the date of issuance and expire seven years from the date of issuance.

In connection with the issuance of the June/ July 2012 Bridge Notes, the investors received warrants to purchase up to 4,749,029 and 2,075,825 shares of our common stock at a fixed exercise price of $0.85 and $0.89 per share, respectively, which are exercisable after six months from the date of issuance and expire five years from the date of issuance. In connection with this transaction, an aggregate of 1,454,640 warrants originally issued in October and November 2011 that had an exercise price of $2.64 per share and were set to expire five years from the date of issuance were cancelled.

A summary of our outstanding warrants as of September 30, 2012 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	3,408,981	$0.83	(2)
June 22, 2007	December 22, 2014	257,583	$41.80	(1)
August 25, 2008	August 25, 2015	1,398,964	$38.60	(3)
August 3, 2009	August 3, 2014	32,005	$17.00	(1)
September 4, 2009	September 4, 2014	83,476	$17.00	(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	222,217	$18.20	(1)
July 22, 2010	July 22, 2013	96,859	$18.20	(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	36,197	$13.40	(1)
January 3, 2011	February 18, 2014	277,777	$9.00	(1)
January 12, 2011	January 12, 2014	131,892	$9.20	(1)
February 18, 2011	February 18, 2016	759,370	$6.57	(1)
February 18, 2011; Series “B”	February 18, 2016	393,933	$6.00	(1)
May 9, 2011	May 8, 2014	78,455	$2.92	(1)
May 20, 2011	May 19, 2014	90,313	$2.92	(1)
June 15, 2011	June 15, 2016	1,445,862	$3.85	(1)
June 15, 2011	June 15, 2018	45,000	$3.12	(1)
June 15, 2011	June 15, 2018	120,271	$3.85	(1)
June 20, 2011	June 20, 2016	57,079	$3.90	(1)
June 20, 2011	June 20, 2018	132	$3.90	(1)
July 6, 2011	July 6, 2016	419,729	$3.85	(1)
August 23, 2011	August 23, 2016	115,000	$3.85	(1)
September 29, 2011	September 29, 2016	550,703	$0.83	(3)
October 12, 2011	October 12, 2016	564,348	$0.83	(4)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	76,555	$2.64	(1)
November 2, 2011	November 2, 2014	540,000	$2.12	(1)
December 21, 2011	December 21, 2016	6,315,789	$1.22	(1)
January 19, 2012	January 19, 2017	132,750	$1.22	(1)
March 20, 2012; Series “B”	March 20, 2017	5,244,000	$1.02	(1)
March 21, 2012; Series “B”	March 21, 2017	6,624,000	$1.02	(1)
May 3, 2012; Series “B”	May 3, 2017	110,450	$1.02	(1)
June 4, 2012; Series “B”	June 4, 2017	204,450	$1.02	(1)
May 8, 2012	May 8, 2019	200,000	$0.90	(1)
May 7, 2012	May 7, 2013	917,839	$2.12	(1)
May 7, 2012	May 7, 2019	555,556	$0.90	(1)
June 22, 2012	June 22, 2017	4,029,851	$0.85	(1)
June 28, 2012	June 28, 2017	719,178	$0.85	(1)
July 25, 2012	July 25, 2017	2,075,825	$0.89	(1)

Total warrants outstanding at September 30, 2012		38,332,389

(1)	No; contract does not provide for an exercise price reset provision.
(2)	Yes; contract provides for full ratchet anti-dilution price protection.
(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.
(4)	Yes; contract provides for a price reset provision; however, number of shares is fixed.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and October 12, 2011. Although we mark to market all the warrants classified as liabilities each period (see Note 11), the fair values of the warrants issued on June 22, 2007, August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

The warrants issued on October 27, 2006, June 22, 2007, August 25, 2008 and the Series “B” warrants issued on February 18, 2011 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock, and the warrants issued on September 29, 2011 and October 12, 2011 contained contingent exercise price reset provisions related to subsequent equity sales. Under GAAP, if an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives that are classified as non-current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations. On September 29, 2012, the exercise price reset provision expired for the warrants issued on September 29, 2011 and as such, the warrants were no longer treated as derivative liabilities. The fair value of the warrants on September 29, 2012 was $263,000 and was reclassified to additional paid-in-capital.

The fair values of the derivative liabilities associated with warrant contracts on the dates of the condensed consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the condensed consolidated statements of operations are disclosed in Note 11.

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

Stockholders’ Equity Roll-forward

The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended September 30, 2012:

	Common Stock Shares Outstanding	Total Equity
Balance at December 31, 2011	26,617,369	$25,573,412
Share-based compensation	105,000	532,719
Unvested restricted stock and stock option forfeitures	(42,500)	(232,261)
Issuance of common stock to investors	19,046,250	14,638,529
Issuance of common stock in satisfaction of debt principal	1,365,000	1,395,450
Issuance of common stock in connection with warrant exercises	670,000	569,500
Issuance of warrants in connection with debt issuances	—	1,040,565
Reclassification of warrant liability upon expiration of provision	—	263,000
Foreign currency translation	—	298,993
Net loss attributable to stockholders	—	(24,288,090)

Balance at September 30, 2012	47,761,119	$19,791,817

13. Income Taxes

For our continuing operations, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards that are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.

14. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(3,206,610)	$(9,030,999)	$(10,277,004)	$(22,542,909)
Net loss from discontinued operations	(682,925)	(375,960)	(3,174,082)	(1,745,181)

Net loss	$(3,889,535)	$(9,406,959)	$(13,451,086)	$(24,288,090)

Denominator for basic and diluted loss per share data—weighted-average shares	15,758,701	47,812,856	12,820,316	41,565,419
Basic and diluted per share data:
Net loss from continuing operations	$(0.20)	$(0.19)	$(0.80)	$(0.54)
Net loss from discontinued operations	(0.04)	(0.01)	(0.25)	(0.04)

Net loss	$(0.25)	$(0.20)	$(1.05)	$(0.58)

For the nine months ended September 30, 2011 and 2012, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.

15. Business Segments and Geographic Information

Business Segments

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. Due to our plan to dispose of Schneider Power within the next 12 months, the Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is now classified as discontinued operations (see Note 2).

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems segment operations primarily consist of the manufacture and supply of packaged fuel systems for use in CNG vehicles and design, development, integration and supply of advanced propulsion systems for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Electric Drive & Fuel Systems segment supplies lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 psi. This segment’s portfolio of technologies and products also include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, proprietary vehicle control systems and software, fuel delivery products and control systems for use in natural gas, hybrid, fuel cell, and other alternative fuel vehicles. This segment’s proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drive-train technologies and systems. The Electric Drive & Fuel Systems segment also designs and manufactures computerized controls, regulators and automatic shut-off equipment for fuel systems.

Our Electric Drive & Fuel Systems segment generates revenues from two sources — product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems, (ii) the sale of drivetrain components to Fisker Automotive for use in its Fisker Karma vehicle, and (iii) the sale of transportable hydrogen refueling stations.

Our Electric Drive & Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer’s CNG, hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.

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

During the second quarter of 2012, we recognized charges of $1.0 million associated with separation arrangements executed in connection with the resignations of our former President/Chief Executive Officer along with our former Executive Chairman of the Board on May 10, 2012. The charges, included in selling, general and administrative costs on the accompanying condensed consolidated statement of operations, primarily represent the sum of post-employment scheduled cash payments through November 2, 2012 of $1.4 million to the former executives, as partially offset by the reversal of unvested stock-based awards forfeited as a result of their resignations.

Geographic Information

Our long-lived assets as of September 30, 2012 are primarily based within facilities in Irvine and Lake Forest, California for our two continuing business segments and on two wind farms located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada that could be developed as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.

Financial Information by Business Segment

Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$10,253,985	$5,771,755	$24,093,341	$17,092,938
Corporate	—	—	—	—

Total	$10,253,985	$5,771,755	$24,093,341	$17,092,938

Operating Income (Loss)
Electric Drive & Fuel Systems	$846,110	$(1,493,266)	$919,619	$(5,308,329)
Corporate	(3,248,795)	(1,696,438)	(9,722,958)	(7,819,795)

Total	$(2,402,685)	$(3,189,704)	$(8,803,339)	$(13,128,124)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$6,724,244	$4,215,006	$11,184,490	$11,923,508
Cost of product sales	(4,667,721)	(2,957,154)	(7,753,901)	(8,746,208)

Gross profit	$2,056,523	$1,257,852	$3,430,589	$3,177,300

Capital Expenditures
Electric Drive & Fuel Systems	$203,703	$364,612	$675,087	$745,536
Corporate	—	2,397	—	2,979

Total	$203,703	$367,009	$675,087	$748,515

Depreciation
Electric Drive & Fuel Systems	$261,589	$233,678	$888,407	$706,951
Corporate	5,371	10,487	16,217	28,383

Total	$266,960	$244,165	$904,624	$735,334

Identifiable assets by reporting segment are as follows:

	December 31, 2011	September 30, 2012
Identifiable Assets
Electric Drive & Fuel Systems	$26,008,797	$24,564,992
Corporate	14,581,281	7,213,588
Schneider Power	5,846,671	33,864,568

	$46,436,749	$65,643,148

16. Commitments and Contingencies

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

17. Subsequent Events

On October 8, 2012, the terms of a sublease agreement, originally entered into with an unrelated third-party related to a 60,000 square foot facility located in Lake Forest, California on June 29, 2011, was amended. The term of the original sublease commenced on July 1, 2011 and was set to expire on May 31, 2015. The modified lease terms now include (i) a reduction of square footage occupied by the sublessee, (ii) a revised schedule of monthly rent obligations, (iii) scheduled payment dates and amounts for back rent owed, and (iv) a provision, effective beginning on February 28, 2013 and subject to proper notice, that allows us to terminate the amended sublease agreement at any time.

On October 11, 2012, General Motors, our primary customer for hydrogen fuel storage system development, requested us to at least temporarily suspend activities under our associated development contracts with them.

On November 7, 2012, we entered into definitive agreements for an equipment sale and leaseback transaction that will provide us with $3.25 million in capital, of which $0.7 million reimburses us for certain recently purchased equipment and $2.55 million is to be held in escrow and specifically designated for future equipment purchases.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements included in this report and any documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding: our expected liquidity needs; our belief that we will need to raise additional capital to fund our future operations and to support our existing and new customer programs; our expectation that we will be able to raise a sufficient level of debt or equity capital to repay our debt and fund our operations; our belief that our current operating plan will allow us to achieve profitability; our expectations and forecasts of future revenue, expenses, gross margin and operating profit (loss); our potential revenue under our contract awards; the level of growth in the compressed natural gas (CNG), hybrid, plug-in hybrid, fuel cell and other alternative fuel industries; our expectation that our revenues from Fisker Automotive during 2012 and the foreseeable future will continue to represent a significant portion of our total revenues; our expectation that we will devote substantial capital resources to, among other things, funding operations and expanding our CNG tank production facility; our expectation that we will be able to significantly reduce our corporate overhead costs in the near term as a result of our implementation of cost reduction initiatives; when our Q-Drive powertrain architecture and other products and technologies will be commercialized; our expectation that initial commercialization for our hydrogen and fuel cell vehicle products will begin in the 2013-2015 time frame followed by scaled market adoption in the second half of this decade; our plans to develop new lower cost technologies; if and when Fisker Automotive will go to high volume production; the number of vehicles that Fisker Automotive expects to sell; our expectation that the Fisker Karma line of vehicles will continue over the next five to six years; our belief that we will be a supplier to Fisker Automotive on a long-term basis; our plan to continue the development of our hybrid drive systems and hydrogen vehicle and refueling technologies to meet market opportunities; our belief that our fuel cell and hydrogen-based enabling products of fuel storage, fuel delivery and battery and electronic control systems along with our vehicle-level system integration experience can be effectively applied in the transportation and hydrogen refueling infrastructure markets, our plan to increase our participation in hybrid, plug-in hybrid and hydrogen vehicle programs and enhance our leadership position as a tier-one automotive supplier of advanced propulsion systems, alternative fuel systems, powertrain engineering, and system integration services; our expectation that we will realize improvement in our gross margins as we anticipate increased shipments of our CNG storage systems and increased shipments of our Q-Drive components to Fisker Automotive; our ability to launch our F-150 plug-in hybrid electric vehicle production program in 2013; our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel technologies through loans, grants and tax credits; our belief that we have a competitive advantage over our competitors; our expectation that we will face increased competition in the future as new competitors enter the market and advanced technologies become available; our belief that establishing and maintaining strong strategic relationships with valued customers and OEMs are the most significant factors protecting us from new competitors; our intentions to establish and expand joint development programs and strategic alliances with automotive OEMs, major lithium ion battery producers, commercial fleets and other leaders in the alternative energy industry and to secure outside funding to support these programs; our intention to pursue opportunities to expand our business in China and India; our belief that there are expanding opportunities to provide the initial refueling products such as mobile refueling units, compact stationary refueling units, and hydrogen storage for bulk transport trailers; our plan to leverage our storage, metering and control technologies, and integration capabilities to capitalize on the need for mobile and stationary hydrogen refueling units; our plan to utilize our full array of storage technologies, developed for automotive and refueling applications, in broader applications within the energy industry; our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon composite high capacity CNG storage systems; our belief that our CNG storage systems are the lightest in the industry and that lightweight tanks help to lower operation and maintenance costs and improve gas mileage; our belief that lightweight tanks enable trucks and buses to carry significantly more fuel on board and operate for long distances without compromising their payload capacity or driving characteristics; our relationship with General Motors and the impact such relationship will have on our ability to develop our products; our expectation that we will not pay any cash dividends in the foreseeable future and that we will retain our future earnings for use in the operation and expansion of our business; the impact that new accounting pronouncements will have on our financial statements; the effect that an adverse result in Asola’s dispute with its solar cell supplier would have on our financial statements; our belief that we are uniquely positioned to integrate advanced fuel systems, electric drive, software control strategies and propulsion control systems technologies; our belief that there is significant commercial opportunity for the Q-Drive system; our belief that a commercial market is developing for our Q-Drive system due to Fisker Automotive’s use of that system in its Fisker Karma vehicle platform; our anticipated product shipments to Fisker Automotive; that if Fisker Automotive completes an initial public offering, it would have a positive impact on the overall value for Quantum stockholders; our belief that our contract awards demonstrate our leadership in advanced high pressure gaseous storage technologies and the automotive OEMs renewed focus on alternative fuel solutions; our expectation that long-term market conditions and the demand for alternative fuels will improve; our anticipation of increased revenues and improved profit margins, which we expect to reduce the levels of cash required for our operating activities as compared to historical levels of use; our intention to commercialize newly developed variations of our proprietary hybrid vehicle propulsion systems and subsystems into production programs with other automotive OEMs, utilities and fleets, military programs and other customer groups such as the U.S. Postal Service; our plan to commercialize certain proprietary hybrid drive subsystems including hardware and software controls, electronics and inverter systems; our intention to focus our product development efforts on advancing our hybrid propulsion systems and technologies to further improve performance, reduce cost and support broader commercialization; our plan to continue to develop and refine our hybrid drive systems and subsystems to capture new customers in a growing hybrid vehicle market; our plan to leverage our hybrid drivetrain technology and systems integration capabilities to continue to advance our hybrid control systems, motor control software and propulsion system control strategies; that we will continue to expand our customer base and commercialization partnerships in our efforts to further develop advanced and lower cost hybrid drive system component parts and secure customer funding and partnerships to make these advancements; our plan to continue to leverage our advanced fuel systems, and other alternative vehicle technologies to assist OEMs in advancing the commercialization of hydrogen, fuel cell and other alternative fuel and specialized vehicle applications; our intention to apply our expanded vehicle-level design, powertrain engineering, vehicle electronics and system integration expertise to emerging OEM and fleet vehicle programs to capture full scale production opportunities; our belief that our industry-leading hydrogen storage systems can enhance the availability of intermittent renewable resources, like wind and solar by providing cost effective storage options; our expectation that the increased demand for our CNG storage systems will continue during the fourth quarter of 2012 and during 2013; our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; our anticipation that regulatory bodies will establish certification procedures and impose regulations on fuel cell enabling technologies; our belief that the insurance we carry is adequate given the nature of the covered risks and the costs of the coverage; and our expectation that the market price of our common stock will continue to fluctuate significantly.

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

Company Overview

Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries. We are a United States (US) public company listed on The Nasdaq Capital Market with our corporate offices located in Lake Forest, California.

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

We classify our business operations into three reporting segments: Electric Drive & Fuel Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is now classified as discontinued operations as discussed further below.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

Business and Business Update

Electric Drive & Fuel Systems Segment

Our Electric Drive & Fuel Systems segment operations primarily consist of the manufacture and supply of packaged fuel systems for use in CNG vehicles and design, development, integration and supply of advanced propulsion systems for use in hybrid, plug-in electric hybrid, hydrogen, fuel cell, and other alternative fuel vehicles.

Our Electric Drive & Fuel Systems segment supplies lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 psi. This segment’s portfolio of technologies and products also include hybrid electric and plug-in hybrid electric powertrain systems, advanced battery control systems, proprietary vehicle control systems and software, fuel delivery products and control systems for use in natural gas, hybrid, fuel cell, and other alternative fuel vehicles. This segment’s proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drive-train technologies and systems. The Electric Drive & Fuel Systems segment also designs and manufactures computerized controls, regulators and automatic shut-off equipment for fuel systems.

Our Electric Drive & Fuel Systems segment generates revenues from two sources — product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems, (ii) the sale of drivetrain components to Fisker Automotive for use in its Fisker Karma vehicle, and (iii) the sale of transportable hydrogen refueling stations.

Our Electric Drive & Fuel Systems segment generates contract revenue by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer’s CNG, hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.

Our packaged fuel systems are comprised of lightweight, high-pressure composite tanks, injection, regulation, monitoring, and electronics and control systems designed to improve efficiency, enhance power output, and reduce pollutant emissions from hybrids, plug-in hybrids, internal combustion engines, natural gas and hydrogen fuel cell vehicles. We also have a CNG storage system technology capable of allowing Class 8 trucks to travel 500 miles before refueling.

We believe there is a significant and immediate opportunity for us in the CNG market. The decrease in the cost of natural gas has resulted in a substantial increase in demand for our CNG storage tanks and systems. During the first nine months of 2012 and the first nine months of 2011, we received $14.2 million and $4.3 million in new purchase orders, respectively, for our CNG storage tanks and systems, representing a 230% increase in 2012. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems.

While we continue to perform development services for OEMs with respect to hydrogen storage systems, General Motors, our primary customer for hydrogen fuel storage systems, informed us that they plan to at least temporarily suspend activities under our contracts with them related to the development of hydrogen storage technologies. This suspension may negatively impact our future contract revenues, depending upon the duration of the program suspension.

On October 4, 2012, we announced that we had been awarded a new development contract from Fisker Automotive for advanced product development on the Fisker Karma. Under the contract, we continue to develop advanced features for the Fisker Karma vehicle to enable future product upgrades.

On April 10, 2012, Fisker Automotive notified us that they believe our pricing for the components for which we have the exclusive right to supply to Fisker Automotive is not competitive by more than 10% and, as a result, they have asserted that, effective August 10, 2012, they have the right to resource all or part of the components we are currently supplying. We notified Fisker Automotive that its assertion is without merit and if Fisker Automotive resources any of the components we are currently supplying we will take whatever actions we deem necessary to defend and enforce our contract rights. Further, we believe that our hybrid control software, and our ongoing service and maintenance of this software, is of critical importance to Fisker Automotive’s ability to manufacture and service the Fisker Karma production vehicle. The defense of our contractual rights on the components and related software would include all legal protections and may involve restrictions, or prohibition, on the use of our software in the Fisker Karma vehicle. As of the date of this report, we are not aware if Fisker Automotive has resourced any of the components which we supply.

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

Discontinued Operations—Renewable Energy Segment Held For Sale

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

On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2012

Total revenues and operating losses for our continuing business segments and gross profit on our product sales for the three and nine months were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Total Revenue
Electric Drive & Fuel Systems	$10,253,985	$5,771,755	$24,093,341	$17,092,938
Corporate	—	—	—	—

Total	$10,253,985	$5,771,755	$24,093,341	$17,092,938

Operating Income (Loss)
Electric Drive & Fuel Systems	$846,110	$(1,493,266)	$919,619	$(5,308,329)
Corporate	(3,248,795)	(1,696,438)	(9,722,958)	(7,819,795)

Total	$(2,402,685)	$(3,189,704)	$(8,803,339)	$(13,128,124)

Product Gross Profit
Electric Drive & Fuel Systems:
Net product sales	$6,724,244	$4,215,006	$11,184,490	$11,923,508
Cost of product sales	(4,667,721)	(2,957,154)	(7,753,901)	(8,746,208)

Gross profit	$2,056,523	$1,257,852	$3,430,589	$3,177,300

Electric Drive & Fuel Systems Segment

Revenue from product sales decreased $2.5 million, or 37%, in the third quarter of 2012, from $6.7 million in the third quarter of 2011 to $4.2 million in the third quarter of 2012, and increased $0.7 million, or 6%, from $11.2 million in the first nine months of 2011 to $11.9 million in the first nine months of 2012. Although product revenues from our CNG fuel storage systems increased by $1.8 million, or 92%, during the third quarter of 2012 as compared to the third quarter of 2011, we experienced an overall decline in product revenues compared to the same period in the prior year as a result of a significant decline in component shipments to Fisker Automotive in 2012. For the nine month period ended September 30, 2012, we experienced a slight increase in product revenues as compared to the first nine months in 2011, primarily due to an increase of $5.0 million in sales of our CNG fuel storage systems which was offset by a similar decrease in product sales of components to Fisker Automotive. We expect that the level of overall product revenues for the fourth quarter of 2012, including the makeup of the products expected to be shipped, will be similar to the levels realized in the third quarter of 2012.

Contract revenue decreased $2.0 million, or 56%, from $3.6 million in the third quarter of 2011 to $1.6 million in the third quarter of 2012, and decreased $7.7 million, or 60%, from $12.9 million in the first nine months of 2011 to $5.2 million in the first nine months of 2012. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher contract revenue in 2011 was mainly due to the level of pre-production engineering services that we provided to Fisker Automotive during the first nine months of 2011 prior to and just after its launch of the Fisker Karma vehicle late in calendar 2011. Although we continue to provide engineering services to Fisker Automotive under an existing contract, we expect revenues from those services for the fourth quarter of 2012 to be significantly lower than the amount received in the fourth quarter of 2011. We also expect contract revenues in the near term to be negatively impacted as a result of General Motors’ decision to suspend its fuel cell and hydrogen development activities.

Agility Fuel Systems (a natural gas fuel system integrator) comprised 30%, Fisker Automotive comprised 24%, and General Motors comprised 13% of the total Electric Drive & Fuel Systems segment revenue reported for the nine months ended September 30, 2012, respectively. We expect our Electric Drive & Fuel Systems segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term, although the make-up of those customers are expected to change as a result of expected decrease in sales to Fisker Automotive and General Motors’ suspension of its fuel cell and hydrogen development activities.

Cost of product sales decreased $1.7 million, or 36%, from $4.7 million in the third quarter of 2011 to $3.0 million in the third quarter of 2012, and increased $0.9 million, or 12%, from $7.8 million in the first nine months of 2011 to $8.7 million in the first nine months of 2012. The decrease in the third quarter of 2012 is primarily due to lower shipments to Fisker Automotive compared to the third quarter of 2011.

Gross profit on product sales decreased $0.8 million, or 38%, from $2.1 million in the third quarter of 2011 to $1.3 million in the third quarter of 2012, and decreased $0.2 million, or 6%, from $3.4 million in the first nine months of 2011 to $3.2 million in the first nine months of 2012, primarily due to lower revenues as a result of reduced shipments to Fisker Automotive compared to the prior year periods.

Research and development expense associated with development contracts decreased $1.2 million, or 55%, from $2.2 million in the third quarter of 2011 to $1.0 million in the third quarter of 2012, and decreased $4.5 million, or 54%, from $8.3 million in the first nine months of 2011 to $3.8 million in the first nine months of 2012. The decline is primarily attributable to the decrease in pre-production engineering activities on the Fisker Karma platform as the program went into production late in calendar 2011.

Internally funded research and development expense increased $0.7 million, or 44%, from $1.6 million in the third quarter of 2011 to $2.3 million in the third quarter of 2012, and increased $2.7 million, or 66%, from $4.1 million in the first nine months of 2011 to $6.8 million in the first nine months of 2012. Our internally funded research efforts include hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance along with CNG and hydrogen storage, injection and regulation programs. Included in our internally funded research effort in 2012 are engineering activities related to our F-150 PHEV program under which we are integrating our hybrid propulsion system into a Ford F-150 truck platform. As a result of program delays associated with final battery pack validation and production vehicle validation of our F-150 PHEV, in addition to our need to utilize internal engineering resources for other programs, we suspended activities on the F-150 PHEV program in early November 2012.

Selling, general and administrative expenses for the Electric Drive & Fuel Systems segment increased by $0.1 million, or 11%, from $0.9 million in the third quarter of 2011 to $1.0 million in the third quarter of 2012, and decreased slightly by $0.1 million, or 3%, from $3.1 million in the first nine months of 2011 to $3.0 million in the first nine months of 2012.

Our Electric Drive & Fuel Systems segment recognized an overall operating loss of $1.5 million for the third quarter of 2012 as compared to an overall operating income of $0.8 million in the third quarter of 2011, and recognized an overall operating loss of $5.3 million for the first nine months of 2012 as compared to an overall operating income of $0.9 million in the first nine months of 2011.

Corporate Segment

Corporate expenses decreased $1.5 million, or 47%, from $3.2 million in the third quarter of 2011 to $1.7 million in the third quarter of 2012, and decreased $1.9 million, or 20% from $9.7 million in the first nine months of 2011 to $7.8 million in the first nine months of 2012.

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

On May 11, 2012, we announced that our former President/Chief Executive Officer along with our former Executive Chairman of the Board had resigned from all of their respective executive and director positions. During the second quarter of 2012, we recognized charges of $1.0 million associated with separation agreements executed in connection with their resignations. The charges primarily represent the sum of post-employment scheduled cash payments of $1.4 million to the former executives, as partially offset by the reversal of unvested stock-based awards forfeited and cancelled benefits as a result of their resignations. As of September 30, 2012, $0.3 million of the obligations remained outstanding and are scheduled to be paid in installments through November 2012.

Also included in the nine months ended September 30, 2012 is a charge of $0.5 million recognized in the second quarter for the impairment of assets related to solar project initiatives.

Included in the prior year nine-month period is a charge of $1.7 million recognized as of June 30, 2011 in connection with our sublease of a facility located in Lake Forest, California and a charge of $0.9 million as of July 31, 2011 related to impairment of assets associated with solar project initiatives.

The decrease in corporate expenses in the three and nine months ended September 30, 2012 is mainly attributable to the impairment charges recognized in the prior year in addition to a decrease in wages and benefits in the current year periods associated with the resignation of our former President/Chief Executive Officer and our former Executive Chairman of the Board along with other cost-cutting initiatives implemented during the first nine months of 2012.

Discontinued Operations—Renewable Energy Segment Held For Sale

Our Renewable Energy segment consists solely of the business operations of Schneider Power.

On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented.

The net loss from the discontinued operations of the Renewable Energy segment held for sale, net of taxes, was $0.4 million in third quarter of 2012 and $1.7 million for the first nine months of 2012, as compared to $0.7 million in third quarter of 2011 and $3.2 million for the first nine months of 2011.

The net loss reported for discontinued operations held for sale included the recognition of $0.8 million of revenue from energy sales in the first nine months of 2012 as compared to $0.2 million for the first nine months of 2011. Energy sales in 2012 include activities of the Zephyr Wind Farm which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. The net loss reported for discontinued operations held for sale also included operating expenses of $1.4 million for the first nine months of 2012 as compared to $3.1 million for the first nine months of 2011. Included in operating costs in the prior year nine month period was a $1.0 million impairment charge due to the abandonment of the Spring Bay Wind Farm construction project in January 2011. The operating loss for the first nine months of 2011 and the first nine months of 2012 also includes amortization expense of intangibles of $0.4 million and $0.1 million, respectively. Effective upon the August 9, 2012 reclassification of the assets of this segment as held for sale, the recognition of depreciation and amortization on long-lived assets ceased.

Non-Reporting Segment Results

Interest Expense. Interest expense, net of interest income, amounted to $0.8 million in both the three month periods ended September 30, 2011 and 2012, and amounted to $4.4 million in the nine months ended September 30, 2012 as compared to $2.1 million in the nine months ended September 30, 2011.

Interest expense in the 2011 period primarily related to debt instruments payable to our former senior lender. The increase in expense during the nine month period in 2012 is primarily related to higher effective interest rates associated with issuances of subordinated debt obligations over the course of the 2011 calendar year, which by the nature of equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions associated with the issuance of the obligations, resulted in a significant amount of non-cash interest charges to be recognized in the first nine months of 2012. Included in these non-cash interest charges was the amortization of implied debt discounts of $3.4 million associated with the equity-linked characteristics under the subordinated debt obligations, of which $2.7 million related to obligations that we refer to as the “Unsecured “A” Convertible Notes.” The Unsecured “A” Convertible Notes were fully repaid on March 20, 2012 and, as a result, the amount of interest expense incurred since that date has been lower. We expect that interest expense in the fourth quarter of 2012 will trend higher than the third quarter of 2012, mainly as a result of additional debt instruments related to transactions completed on July 25, 2012 and November 7, 2012.

Fair Value Adjustments of Derivative Instruments. Derivative instruments during the first nine months in 2012 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of less than $0.1 million in the third quarter of 2012 as compared to a net gain of $2.5 million in the third quarter of 2011, and amounted to a gain of $0.1 million in the first nine months of 2012 as compared to a net gain of $6.6 million for the first nine months in 2011. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The fair value adjustments recognized in 2011 were primarily attributable to the decrease in our closing share price during the nine month period ended September 30, 2011 that lowered the fair value of the derivative instrument liabilities ($9.00 closing share price at December 31, 2010 decreasing to $2.50 at September 30, 2011).

Gain or Loss on Modification of Debt and Derivative Instruments. We recognized a gain of $0.3 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, in connection with the exchange of a portion of the Unsecured “B” Convertible Notes with unsecured and nonconvertible notes referred to in the Notes to our Condensed Consolidated Financial Statements as the “June/ July 2012 Bridge Notes.” In the three and nine months ended September 30, 2011, we recognized $2.6 million and $4.1 million, respectively, in losses associated with three debt modifications.

Gain (Loss) on Settlement of Debt and Derivative Instruments. During the period from February 13, 2012 through March 9, 2012, we settled a total of $1.3 million of principal due under a promissory note we refer to as “the Consent Fee Term Note” by the issuance of shares of our common stock. As a result of the in-kind debt settlements, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled. During the nine months ended September 30, 2011, we recognized a net loss of $1.3 million primarily attributed to settlements of debt and derivative instruments, which primarily represented a charge associated with the cancellation of principal due under a non-revolving line of credit with the former senior lender in exchange for the issuance of shares of our common stock and warrants in connection with a private placement offering that closed on February 18, 2011.

Equity in Losses of Affiliates. During the three and nine months ended September 30, 2012, we recognized losses of $0.4 million and $0.8 million, respectively, and during the three and nine months ended September 30, 2011, we recognized losses of $0.2 million and $0.9 million, respectively, representing the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The activity in the periods presented is primarily associated with our equity share of the operating losses of Asola.

Impairment of Investment in and Advances to Affiliates. Our affiliate, Asola, accounted for under the equity method, has experienced recurring losses in the first nine months of calendar 2012 and declining year-over-year revenues. In addition, European-based solar manufacturers continue to experience significant competition from Chinese-based manufacturers that is eroding opportunities for Asola to remain competitive or be a viable enterprise without a significant restructuring of its operations. These continuing trends along with other indicators that emerged during the third quarter of 2012 indicate that a potential “other-than-temporary” decline in value may have occurred and as a result, we performed a preliminary assessment as of September 30, 2012 of the recoverability of our prepayments to and our investments in and advances to Asola, which had combined carrying balances totaling $8.9 million prior to the impairment assessment. To determine the estimated fair value of our investment in Asola, we estimated future cash flows based on the likelihood of various outcomes using a probability weighted analysis. Based on our assessment, the carrying value exceeded the fair value and, as a result, we recognized an estimated impairment charge of $5.0 million as of September 30, 2012, representing the entire remaining carrying balance of our investment in and advances to Asola. Although we currently believe that the carrying value of our prepayments to Asola associated with the Asola Solar Cell Supply Agreement of $3.9 million are recoverable, future events and trends could require us to recognize additional impairments related to the prepayments.

Income Taxes. We recorded a net tax benefit of $0.3 million during the nine months ended September 30, 2011 that primarily resulted from undistributed earnings of our investment in Asola associated with foreign currency translation effects. As of September 30, 2012, the amount of undistributed foreign earnings that are considered to be permanently reinvested and for which no provision for income taxes has been provided is nominal. For the nine months ended September 30, 2012, our income taxes were nominal. Our income taxes are generally nominal in amount, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal during the remainder of 2012.

Liquidity and Capital Resources

Cash Flow Activities

Net cash used in operating activities during the first nine months of 2012 was $11.2 million, as compared to net cash used of $11.1 million during the nine months ended September 30, 2011. The cumulative impact of net changes in operating assets and liabilities during the first nine months of 2012 was net cash provided of $0.3 million. Our use of cash in operations over the first nine months of 2012 includes the payment of $1.4 million of severance payments made to certain of our former executives.

Net cash used in investing activities during the first nine months of 2012 was $4.6 million, as compared to net cash provided of less than $0.1 million during the first nine months of 2011. During the first nine months of 2012, Schneider Power used $3.5 million to acquire the Zephyr Wind Farm and satisfy capitalized construction obligations assumed in connection with the transaction. During the first nine months of 2011, Schneider Power received cash proceeds of $1.6 million from the sale of a renewable energy project, of which $0.7 million was distributed to non-controlling interests.

Net cash provided by financing activities during the first nine months of 2012 was $14.5 million, as compared to $12.0 million during the first nine months of 2011. Cash provided during the 2012 period consisted principally of net proceeds of (i) $14.6 million from an underwritten public offering transaction that closed in March 2012, (ii) $3.0 million from borrowings under a new secured line of credit with a financial institution, (iii) $2.8 million of net proceeds from bridge notes issued in June and July 2012, and (iv) $0.6 million upon the exercise of warrants. Cash used during the 2012 period mainly related to repayments of debt obligations totaling $6.1 million, of which $1.2 million related to obligations referred to as the August 2011 Bridge Term Notes, and $3.8 million related to obligations referred to as the Unsecured “A” Convertible Notes, and $1.1 million related to a term note with our former senior lender that we refer to as the “Consent Fee Note.”

Capital Resources

From our inception we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since January 1, 2012, we have completed the following capital transactions:

•

On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock in connection with the exercise of an over-allotment option held by our underwriter arising from a public offering of common stock and warrants that we completed on December 21, 2011 (December 2011 Offering).

•

On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our former senior lender in satisfaction of $1.3 million of principal demands made by our former senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

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

•

On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (June/ July 2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible notes that we refer to as the “Unsecured “B” Convertible Notes” that were scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months that we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.

Our principal sources of liquidity as of October 31, 2012 consisted of: (i) cash and cash equivalents of approximately $1.2 million and (ii) up to $7.0 million of potential availability under the Line of Credit. On November 7, 2012, we entered into definitive agreements for an equipment sale and leaseback transaction that will provide us with up to $3.25 million in capital, of which $0.7 million reimburses us for certain recently purchased equipment and $2.55 million is held in escrow and specifically designated for future equipment purchases.

We expect that our existing sources of liquidity will only be sufficient to fund our activities through December 31, 2012. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital and/or monetize certain assets. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through September 30, 2013, which raises substantial doubt about our ability to continue as a going concern.

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

Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, we are exposed to market risk from changes in our common stock pursuant to the terms of our derivative instrument liabilities associated with embedded features contained within certain of our warrant contracts. The share price of our common stock represents the underlying variable that primarily gives rise to the value of our derivative instruments. In accordance with US GAAP, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The change in fair values of our derivatives can have a material impact on our earnings or loss each period. For example, if our share price immediately increased 10% above the closing price of $0.79 per share on September 30, 2012, the fair value of our derivative instruments would increase and a charge in the amount of $0.2 million related to the increase in fair value of the derivatives would be recognized as follows:

Derivative Financial Instrument:	Fair Value Reported at September 30, 2012	Effect of 10% Pro forma Share Price Increase	Pro forma Fair Value

Warrant contracts issued in October 2006	$818,000	$133,000	$951,000
Warrant “B” contracts issued in February 2011	8,000	3,000	11,000
Warrant contracts issued on October 12, 2011	273,000	32,000	305,000

	$1,099,000	$168,000	$1,267,000

We are also exposed to risk from fluctuating currency exchange rates, primarily the US Dollar against the Euro Dollar and against the Canadian Dollar. On September 30, 2012, one euro was equal to 1.29 US Dollars and one Canadian dollar was equal to 1.02 US Dollars. Specifically, we are at risk that a future decline in the US Dollar against the euro will increase the amount that we potentially have to pay to satisfy requirements of our long-term supply agreement with Asola and other obligations that we enter into with European-based suppliers. We have scheduled commitments to purchase solar cells with a cumulative power of 77.5 MW and make prepayments through December 31, 2017 at a fixed price of 113.3 million euro, or US$145.7 million, based on the currency exchange rate at September 30, 2012; a 10% decline in the US Dollar against the euro could require us to pay an additional US$14.6 million over the course of the remaining agreement. We face transactional currency exposures that arise when our foreign subsidiaries and affiliates enter into transactions denominated in currencies other than their own local currency. We also face currency exposure that arises from translating the results of our Canadian and German operations to the US Dollar.

Further, we are exposed to market risk from changes in interest rates due to the variable nature of our $10.0 million Line of Credit. A 100 basis point increase in the Line of Credit interest rate could result in an annual increase in interest expense of up to $0.1 million, assuming the full $10.0 million was outstanding on the credit facility during an entire year.

To date, we have not used any derivative financial instruments for the purpose of reducing our exposure to adverse fluctuations in interest rates but we have entered into currency exchange arrangements for the purpose of reducing our exposure to adverse changes in currency exchange rates. As of September 30, 2012, we had no outstanding contractual commitments to purchase foreign currency. Net foreign currency transaction gains or losses were not significant during the nine months ended September 30, 2012.

Off Balance Sheet Disclosures

Warrants with Exercise Price Resets

The warrants issued on October 27, 2006 and October 12, 2011 contained contractual provisions as of September 30, 2012 which, subject to certain exceptions, would reset the exercise price of such warrants if at any time while the warrants issued on October 27, 2006 are outstanding and prior to the first anniversary date of the warrants issued on October 12, 2011, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we completed capital raising transactions through September 30, 2012 that resulted in the reset of the exercise price of the warrants issued on October 27, 2006 to $0.83 and the warrants issued on October 12, 2011 to $0.83 per share, respectively. The reset provision for the warrants issued on October 12, 2011 expired in October 2012.

The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of historical exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 3,408,981 as of September 30, 2012. Any resets to the exercise price of these warrants in the future will have an additional dilutive effect on our existing shareholders.

Warrant Classifications

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 and October 12, 2011. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2012, we received notification from The NASDAQ Stock Market that we were not in compliance with NASDAQ’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days (Bid Price Requirement). On October 31, 2012, NASDAQ approved our application to transfer our stock listing from The NASDAQ Global Market to The NASDAQ Capital Market, effective with the opening of the market on November 2, 2012. In connection with our transfer to The NASDAQ Capital Market, we were afforded 180 days, or until April 29, 2013, to regain compliance with the NASDAQ’s Bid Price Requirement for continued listing. If we are unable to regain compliance with the Bid Price Requirement prior to April 29, 2013 or if we fail to maintain compliance with all of the NASDAQ’s continued listing requirements, our common stock could be delisted from the NASDAQ Capital Market.

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

As of September 30, 2012, we had approximately $8.7 million of principal and interest outstanding under our debt obligations in continuing operations and $24.9 million in project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale. If we are unable to generate sufficient cash flow to service these debt obligations or are unable to raise sufficient capital to repay these obligations or otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern.

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

For the quarters ended June 30, 2012 and September 30, 2012, we were not in compliance with the Performance to Plan Covenant. We are currently in discussions with our senior lender regarding a waiver but have not yet received such waiver. In the event we are unable to obtain a waiver of the Performance to Plan Covenant for the quarters ended June 30, 2012 and September 30, 2012, or if we are unable to comply with the covenants and other obligations under the Loan Agreement in the future, we may need to seek additional amendments and/or waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any further amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the Loan Agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the Loan Agreement to, among other things, foreclose on our assets.

Risks Related to Our Business

Risks Related to our Electric Drive and Fuel Systems Segment

Our projections for CNG tanks sales in 2013 is based on a number of assumptions including, continued growth in the market for CNG trucks and continued increase in our customers’ demand for our CNG products.

Our business plan for calendar 2013 contemplates that our revenues from CNG tank sales will increase significantly from historical levels. We based our estimate for 2013 CNG tank sales revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG tanks will continue to increase, that the cost of natural gas will continue to be lower than gasoline by an amount that justifies conversion to CNG, the decision by fleet managers to switch to natural gas, whether we can maintain a competitive advantage over our competitors, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for 2013.

Fisker Automotive represents a substantial portion of our existing revenues and our future revenues will depend on Fisker Automotive’s success and our Continued Supplier Relationship with Fisker Automotive.

A large percentage of our revenue is typically derived from a small number of customers, in particular, Fisker Automotive, and we expect this trend to continue. During the years ended April 30, 2010, April 30, 2011, the eight months ended December 31, 2011 and for the nine months ended September 30, 2012, our revenues from Fisker Automotive comprised 46%, 56%, and 61% and 24%, respectively, of our total revenues. Although we expect our anticipated growth in sales of our compressed natural gas storage systems will reduce the future levels of revenue concentration derived from Fisker Automotive, we expect that revenues for the foreseeable future from Fisker Automotive may continue to represent a substantial or significant portion of our total revenues. Our business operations, financial results and liquidity would be materially adversely affected if: (i) there are unfavorable changes in our agreements with Fisker Automotive, (ii) there are significant delays in the production schedule of the Fisker Karma vehicle platform, (iii) the number of Fisker Karma vehicles produced and/or sold does not meet expectations, or (iv) there are significant delays in payments to us for product shipments to Fisker Automotive.

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

Risks Related to our Investments and our Renewable Energy Segment Held for Sale

We may be unable to effectuate a sale of Schneider Power in a timely manner or receive consideration that exceeds the carrying value of the assets that are currently held for sale.

On August 9, 2012, we committed to a formal plan to sell our Schneider Power business and initiated steps to locate a buyer. We cannot provide any assurance that we will be successful in selling Schneider Power for a price in excess of the carrying value of the assets that are currently classified as “held for sale,” if at all. In the event we are unable to sell Schneider Power for a price at least equal to the carrying value of the assets, then we will have to record a charge and the amount of the charge could be material.

We may be required to record additional impairment charges in our prepayments to Asola which could materially affect our financial results.

Asola has experienced recurring losses and declining year-over-year revenues. European-based solar manufacturers continue to experience significant competition from Chinese-based manufacturers that is eroding opportunities for Asola to remain competitive or be a viable enterprise without a significant restructuring of its operations. In the event that Asola is unable to restructure its operations, it is possible that we may be required to incur additional impairment charges and, if we do so, our financial results could be adversely affected.

Item 5.	Other Information

On October 8, 2012, we and our subtenant, On The Edge Marketing, entered into a Mutual General Release and Waiver and a First Amendment to Sublease Agreement which, among other things, reduced the term of the sublease to month-to month, reduced the square footage subleased to On The Edge Marketing, reduced the rent amount payable under the Sublease Agreement and established a payment plan for past-due rent owed to us by On The Edge Marketing as of September 30, 2012. The agreements were entered into in connection with the settlement of an unlawful detainer action we had filed against On The Edge Marketing due to its default of the Sublease Agreement. The foregoing description of the Mutual General Release and Waiver and First Amendment to Sublease Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.5 and 10.6, which are incorporated herein by reference.

On November 7, 2012, we entered into a Sale and Purchase Agreement and a Lease Agreement with Amur Finance 1, LLC (Amur), pursuant to which (i) we sold to and agreed to immediately lease back from Amur certain equipment, tooling and other assets (collectively, the “Sold Equipment”), (ii) agreed to sell to and immediately lease back from Amur certain yet to be identified assets that we intend to purchase from time to time during the term of the Lease Agreement (Additional Sold Equipment), and (iii) agreed to lease from Amur certain other yet to be indentified assets acquired by Amur from time to time at our direction during the term of the Lease (the “Amur Purchased Assets” and, collectively with the Sold Equipment and Additional Sold Equipment, the “Equipment”). The purchase price for the Sold Equipment was $712,791 which we received at closing.

At closing, Amur also deposited $2,537,209 million in an irrevocable escrow account (Escrow Account). The funds in the escrow account will be used by Amur to: (i) purchase the Additional Sold Equipment from us, at cost, and (ii) purchase the Amur Purchased Assets. Disbursements from the Escrow Account are governed by the terms of an Escrow Agreement by and among us, Amur and Deutsche Bank Trust Company Americas, as Escrow Agent.

Pursuant to the terms of the Lease Agreement, we agreed to lease from Amur all of the Equipment for a term of three years at a lease rate of $111,846 per month. Upon expiration of the Lease Agreement, we agreed to purchase all of the Equipment from Amur for a purchase price equal to $650,000, minus the remaining balance, if any, in the Escrow Account.

We have the right upon 60 days prior written notice to terminate the Lease Agreement prior to the expiration of the three-year term, in which case we are obligated to purchase all of the Equipment from Amur at a purchase price determined as follows:

•

If we terminate the Lease Agreement during the first 12 months, then the purchase price is equal to the present value of the remaining scheduled lease rate payments and purchase price payment under the terms of the Lease Agreement using a discount rate of 4%, minus the remaining balance, if any, in the Escrow Account;

•

If we terminate the Lease Agreement during months 13 through 24, then the purchase price is equal to the present value of the remaining scheduled lease rate payments and purchase price payment under the terms of the Lease Agreement using a discount rate of 18%, minus the remaining balance, if any, in the Escrow Account; and

•

If we terminate the Lease Agreement after the 24th month, then the purchase price is equal to the present value of the remaining scheduled lease rate payments and purchase price payment under the terms of the Lease Agreement using a discount rate of 23%, minus the remaining balance, if any, in the Escrow Account.

Events of default under the Lease Agreement include, without limitation, a payment default not cured within 5 days, an unauthorized assignment, transfer or sublease of any of the Equipment, an uninsured loss or damage to the Equipment, attachment of any lien or encumbrance to the Equipment, dissolution or cessation of business operations, bankruptcy, appointment of a receiver, assignment for the benefit of creditors, or our failure to generally pay our debts as they mature.

The foregoing description of the Sale and Purchase Agreement and Lease Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibits 10.7 and 10.8, which are incorporated herein by reference.

Item 6. Exhibits.

The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended September 30, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 29, 2002).

4.1	Form of Five-year warrant, dated July 25, 2012, issued by the Registrant to certain accredited investors in a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.2	Form of Five-year warrant, dated July 25, 2012, issued by the Registrant to certain accredited investors in a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.1	Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors in connection with a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.2	Form of Promissory Note issued by the Registrant to certain accredited investors in a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.3	Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors in connection with a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.4	Form of Promissory Note issued by the Registrant to certain accredited investors in a private placement transaction that closed on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.5*	Form of Mutual General Release and Waiver, dated October 8, 2012, by and among the Registrant and On the Edge Marketing, Brian Horowitz, BAM Enterprises, LLC and Bam Brokerage, Inc.

10.6*	First Amendment to Sublease, dated October 8, 2012, by and among the Registrant and On the Edge Marketing, Brian Horowitz, BAM Enterprises, LLC and Bam Brokerage, Inc.

10.7*	Sale and Purchase Agreement, dated November 6, 2012, between the Registrant and Amur Finance 1, LLC.

10.8*	Lease Agreement, dated November 6, 2012, between the Registrant and Amur Finance 1, LLC.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer of the Company furnished pursuant to Exchange Act Rule 13a-14(b) and U.S.C. 1350.

101*	The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited) and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith