Form 10-K
period 2012-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2013-04-01
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 0-49629

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0933072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
25242 Arctic Ocean Drive, Lake Forest, CA 92630
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $35.1 million, based upon the closing sale price of the Registrant's common stock on such date, as reported on NASDAQ . Shares of common stock held by each executive officer and director and each person owning more than 10% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer's classes of common stock as of March 28, 2013: 49,799,198 shares of common stock, $.02 par value per share, and 49,998 shares of Series B common stock, $.02 par value per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

All statements included in this Annual Report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that we will need and be able to raise additional capital to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our expectation of additional product revenue from the sale of our recently introduced CNG tank technology;

•	our belief that our current operating plan will allow us to achieve profitability;

•
our expectation that we will realize improvement in our gross margins for calendar 2013 as we anticipate increased shipments of our CNG tanks incorporating lower material costs and improvements in manufacturing efficiencies;

•	our plan to expand our annual tank production manufacturing by the end of calendar 2013;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that Fisker Automotive will resume production of the Fisker Karma vehicle and our belief that we will be a supplier to Fisker Automotive on a long-term basis;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that both passenger CNG vehicles we are working on with OEMs will be commercially available in 2014;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.
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
Background
Unless the context otherwise requires, “we,” “our,” “us,” “Quantum” and similar expressions refers to Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries.
We were formed as a Delaware corporation in October 2000, and became a publicly traded company on July 23, 2002. Our common stock trades on The Nasdaq Capital Market under the symbol “QTWW.” Our principal office is located in Lake Forest, California.

Overview
We are a leader in the design, development and production of compressed natural gas (CNG) storage tanks and packaged fuel systems and other advanced fuel and propulsion systems for alternative fuel vehicle applications including hydrogen, electric, hybrid electric and plug-in hybrid electric vehicles (PHEV).
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems (formerly referred to as Electric Drive & Fuel Systems), Renewable Energy and Corporate. The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy business segments. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is now classified as discontinued operations as discussed further below.
Fuel Storage & Vehicle Systems Segment
We primarily manufacture and supply CNG storage and fuel systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. We also provide design, engineering development and packaging, production validation and system integration for transportation applications. For hybrid and PHEV vehicle applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture alternative fuel concept vehicles and hydrogen refueling systems primarily for use in the transportation, aerospace, and defense industries.
Our products and services are designed to offer our customers a clean and cost-effective alternative to gasoline and diesel powered vehicles, which, in turn, enables our customers to benefit from significantly lower fuel prices, contribute to a cleaner environment, meet average fuel economy mandates, and help our country reduce its dependence on foreign oil.
The current market for CNG and other alternative fuel systems is the emerging world market for alternative fuel passenger, commercial, fleet, industrial and military vehicles. We sell our products and services direct to vehicle level original equipment manufacturers (OEM), system integrators for OEM level applications and through aftermarket integrators.
We believe there is a significant and immediate opportunity for us in the CNG vehicle market. We have experienced substantial year-over-year growth in sales of our CNG tanks and packaged fuel systems. During calendar 2012 and calendar 2011, we received approximately $19.1 million and $5.8 million in new purchase orders, respectively, for our CNG storage tanks and systems, representing a 231% increase in 2012. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems.
We manufacture one of the industry’s lightest Type IV polymer-lined composite storage tanks for use in CNG applications. Because of the lightweight nature of our storage tanks, less structure for mounting support is required, thereby reducing the overall fuel system weight and increasing available payload.  In addition, our large volume tanks maximize onboard storage capacity resulting in greater driving range.  In November 2012, we announced the introduction of our new and enhanced Q-LiteTM line of natural gas storage tanks, which are designed to further maximize vehicle range by means of dematerialization and application of next generation materials.
Our CNG storage tanks have been tested for compliance with the U.S. industry standard CSA NGV2 and in some cases to the Canadian CSA B51 Part II standard. Our tanks meet the U.S. Federal Motor Vehicles Safety Standard FMVSS 304. Our tanks are available for sale in the US and Europe, and some tank models are available for sale in Canada.
Our CNG packaged fuel systems are comprised of high pressure tanks and fuel delivery regulation and control systems designed to improve efficiency, enhance power output, and reduce harmful emissions. Our integrated and packaged systems typically incorporate our Q-Lite composite tanks and leverage our expertise in safety-critical structural design, high strength materials and topology optimization to provide intelligent lightweight systems that maximize on-board fuel storage and contribute to superior fuel economy, handling and low emission performance.  We offer a variety a packaged fuel systems including one that allows Class 8 trucks to travel up to 500 miles before refueling. In December 2012, we announced the launch of pre-assembled, quality tested and fully-validated CNG storage modules and system assemblies for quick integration onto a variety of vehicle platforms.
The primary market for CNG systems is currently light, medium and heavy-duty trucks. The cost savings offered to fleets by using natural gas as a fuel compared to gasoline or diesel is significant and compelling. We believe that natural gas is the most cost effective fuel available on the market today and we expect the trucking industry to continue to transition a greater percentage of their fleet vehicles to run on natural gas systems due to the current favorable economics of natural gas. We are under contract to provide CNG fuel storage systems to an OEM level system integrator for light-duty trucks and started delivering those systems in 2012. We currently supply our CNG storage tanks to approximately 20 integrators for use in light to medium duty truck applications. Additionally, on March 20, 2013, we announced that we had already received $9.4 million in new orders for CNG fuel storage tanks and systems during the first quarter of 2013.
As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will be substantial opportunities in the passenger vehicle market. During 2012, we worked on the development and integration of a natural gas fuel system for a passenger vehicle under a planned production program for an automotive OEM. In February 2013, we entered into an agreement with another automotive OEM for the development and potential supply of a CNG storage system for a popular full size passenger vehicle platform. The development portion of this program is expected to be completed in the first quarter of 2014. Both passenger vehicles are expected to be commercially available in 2014.
We also design, develop and manufacture advanced lightweight composite tanks and complete fuel systems for use in hydrogen fuel cell electric vehicle (FCEV) applications. In addition to our hydrogen storage systems, we also manufacture and supply compressed hydrogen refueling systems and announced on January 30, 2013, that we had received an initial order for hydrogen refueling dispensers as part of a three-year partnership agreement with Linde LLC. While we continue to perform development services for OEMs with respect to hydrogen storage systems, there remains uncertainty as to when FCEVs will be commercialized, in spite of the State of California’s efforts to roll out new hydrogen refueling stations in anticipation of FCEV zero emission vehicles (ZEVs) playing a significant role in reducing California’s greenhouse gas and smog emissions. Further evidencing the uncertainty of the timing of commercialization of FCEVs, General Motors, one of our major customers for hydrogen fuel storage systems, recently cancelled the hydrogen development program we were working on with them.
In addition to our CNG and hydrogen systems, we design, develop and supply hybrid and PHEV systems, which include complete systems or sub-systems and components and are designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging. Our proprietary control systems and software is integrated into base vehicle components such as the engine, generator, motor, inverters, battery system, power converters, and charger to provide customized hybrid drive-train technologies and systems and can be packaged utilizing different designs, technologies and subsystems.
We developed our Q-DriveTM PHEV system for Fisker Automotive’s Karma vehicle platform. Since February 2011, we have been supplying certain components used by Fisker Automotive in its Fisker Karma powertrain system pursuant to an exclusive Supply Agreement. On April 10, 2012, Fisker Automotive notified us that they believe they have the right to resource all or part of the components we are currently supplying under the exclusive Supply Agreement because, they allege, our pricing is not competitive by more than 10%. The Fisker Karma vehicle has not been in production since approximately July 2012 for reasons unrelated to us or the components we supply, and as of the date of this report, we are not aware if Fisker Automotive has resourced any of the components which we supply. While this dispute with Fisker is ongoing, we continue to provide engineering services to Fisker Automotive to enhance the Karma performance and in support of new vehicle platforms.
We also have other derivative drive systems within our family of hybrid drives, including a new advanced all-wheel-drive diesel hybrid electric powertrain that we refer to as Q-Force and our proprietary F-Drive propulsion system specifically engineered for a plug-in electric hybrid version of the Ford F-150 pickup truck. In 2011, we announced that we had received approximately $14.0 million in orders from Dow Chemical and Florida Power & Light for our PHEV version of the Ford F-150 pick-up truck, with deliveries expected to begin in the fourth quarter of calendar 2012. On November 8, 2012, we announced that this program was being suspended until internal funding and supply chain issues can be resolved and, on February 1, 2013, Dow Chemical cancelled its order. We are currently evaluating the feasibility of the F-150 PHEV program in view of the new market dynamics for electrified vehicles brought in part by the compelling economics associated with natural gas vehicles.
Renewable Energy Segment
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and provider of related development services and is a licensed electricity generator and wholesaler. On April 20, 2012, Schneider Power acquired Zephyr Farms Limited, a single purpose entity that owns a 10 megawatt wind farm in Ontario, Canada.
In May 2012, we announced our plans to make strategic assessments of Schneider Power’s renewable energy projects and other non-core assets. In August 2012, we committed to a plan to sell Schneider Power and engaged Ardour Capital Investments, LLC to assist us with evaluating the management buy-out offer and identifying other potential opportunities and strategic alternatives for Schneider Power's renewable energy portfolio. On March 13, 2013 we announced that we had entered into two separate non-binding letters of intent with different unrelated third parties, one of which is for the potential sale of Schneider Power’s 1.6 MW Providence Bay wind farm and the other is for the 10.0 MW Trout Creek development project and certain other wind farm development projects.  The closing of these transactions is subject to definitive agreements and certain closing conditions.  On March 20, 2013, we executed definitive agreements for the sale of the Providence Bay wind farm and we anticipate entering into definitive agreements within the next 30 days on the Trout Creek development project and certain other wind farm development projects, but there are no assurances that we will be successful in doing so or as to when these transactions would close, if at all.  We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we now report the historical activities and balances of Schneider Power as discontinued operations held for sale.
Products and Services
All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested for compliance to national and international industry standards under third-party approval by TÜV and verified for conformance to regulatory codes, including the U.S. Federal Motor Vehicles Safety Standard FMVSS 304.
Our products and services include:
Products:

•
Fuel storage—advanced composite, ultra-lightweight tanks that provide effecient storage of compressed natural gas or hydrogen at pressures to 10,000 psi (1000 bar). We carry in stock seven different tank sizes ranging in capacity from 234 liters to 603 liters and have the expertise and capability to design specific tank sizes to accommodate our customer’s needs.

•	Fuel delivery—pressure regulators, fuel injectors, flow control valves, and other components designed to control the pressure, flow and metering of gaseous fuels.

•
Electronic vehicle control systems and software—our proprietary software is incorporated into certain of our alternative fuel systems. Our software is OEM level and incorporates torque security features per ISO 26262 in a Spice Level 3 compliant package. These control systems monitor and optimize electrical control strategies and/or gaseous fuel flow to drive systems to meet our customer’s and regulatory requirements. Our hybrid control software systems optimize the operation of all hybrid and PHEV subsystems including the engine, generator, motor, inverters, battery system, power converters, and charger to maximize fuel economy while minimizing emissions.

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

•
Engine/Generator and Fuel Cell Power—we provide power generating systems for use as a prime-mover or range extender. We optimize engines to operate at high efficiency and with low emissions on conventional or alternative fuels. We develop specifications and contract production of customized generators to maximize vehicle efficiency. We also have experience integrating fuel cells and hydrogen storage and fuel delivery systems into vehicle applications.

•
Lithium ion and advanced battery control systems—we work with leading energy storage system manufacturers to provide state of the art battery systems tailored to each drive system application. These energy storage systems include high specific energy and power lithium cells, battery management systems, thermal control systems, state of charge/health and control algorithms, integrated into complete battery packs developed for automotive applications.

•
Accessories—we also provide accessories such as DC-DC converters, DC-AC inverters, electric air conditioning systems, power steering pumps, etc to complement our complete hybrid drive systems. We specify and have the components contract manufactured to meet its high quality, high efficiency requirements.

Services:

•
Systems Integration. We integrate our advanced fuel system and packaged storage systems into natural gas vehicle applications ranging from passenger vehicles to heavy duty trucks. We also integrate electric motors, inverters, generators, and electronic vehicle control components into hybrid and PHEVs. Further, employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate and high performance design.

•
Vehicle Design and Prototype Vehicle Builds. We design complete concept and low-volume production vehicles to demonstrate natural gas, hydrogen, hybrid, PHEV, and fuel cell vehicle architecture. We also provide complete vehicle builds on a concept and prototype basis.

•
Testing and Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system testing and validation. The company has test equipment including engine and chassis dynamometers to test and validate most automotive devices. These procedures must satisfy our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.

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

Business Strategy
Our strategy is to leverage our natural gas and tier I automotive OEM supplier experience, our proprietary technologies and products and our capabilities in alternative fuel storage and fuel system integration and vehicle level assembly in order to be an industry leader in the innovation, development, production and integration of lightweight CNG storage and fuel systems solutions. Our business strategy includes:

•	Advancing our market position as a leader in lightweight tank technology through improved product branding and enhanced market profile as a “one-stop-shop” for complete CNG fuel system solutions.

•	Developing strategic relationships with natural gas market participants to support the delivery of integrated solutions.

•	Increasing our annual CNG storage tank production capacity in calendar 2013 and 2014 through capital investment and improved manufacturing processes.

•	Pursuing existing and new opportunities for our CNG storage and fuel systems solutions in the passenger vehicle and light, medium and heavy duty truck markets.

•	Further developing our existing relationships and creating new relationships with OEMs, fleets and aftermarket providers and other CNG market participants.

•	Focusing our efforts on natural gas vehicle programs with short-term, high-volume commercialization opportunities.

Competition
Our key competitors in gaseous fuel storage include Lincoln Composites, 3M, Structural Composites, Inc. and Luxfer Gas Cylinders. In the CNG and hydrogen packaged fuel systems space, our key competitors include Fuel Systems Solutions, Inc., Agility Fuel Systems and Magna Steyr. In light of the worldwide growth in demand for CNG fuel systems, we may face additional competition in the future. We believe that our depth of experience in gaseous fuel storage and as an automotive Tier 1 system integrator, the industry-leading lightweight design, optimized structural mounting and increased driving range provided from our tanks together with our systematic approach to vehicle integration, testing and validation capabilities and established engineering processes provide us with a competitive advantage.
With respect to our hybrid and PHEV fuel systems, a number of domestic and international automotive and industrial manufacturers are developing or have developed their own hybrid and PHEV systems. Virtually all of the major automotive OEMs have introduced electric, hybrid electric and/or PHEVs and we expect that trend to continue. We believe that our competitive advantage over current and potential future competitors is our software development, technology portfolio and integration expertise derived from many years of experience with advanced propulsion systems. Our current competitors typically focus on individual components and are concentrated on providing parts and supplies for high volume vehicle programs; not low to mid-volume programs. We offer complete systems and subsystems based on our own control strategies and advanced technologies which, we believe, allows us to bring a new system to market faster than our competitors.
Raw Materials
With respect to our storage tanks, carbon fiber represents the largest component cost. We currently purchase our carbon fiber from multiple sources, including Toray Industries, Inc. There are a number of carbon fiber suppliers in the marketplace and we do not expect shortage of this raw material in the future based on announced expansion plans and industry reports.
Customers
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue. Agility Fuel Systems comprised 26%, 9% and 3%, General Motors comprised 20%, 14% and 13%, and Fisker Automotive comprised 19%, 62% and 58%, of the total consolidated revenue for continuing operations reported for the year ended December 31, 2012, the eight months ended December 31, 2011 and the year ended April 30, 2011, respectively.
Intellectual Property
We currently have 60 patents that have been issued or are pending in the United States, Europe and/or Asia. The continued development and protection of our intellectual property is crucial to our future success. We rely primarily on patent and trade secret laws to protect our intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on innovation, research and development and creation of “know-how.”
We had a ten year strategic alliance agreement with General Motors which was comprised of several agreements and arrangements that ended in July 2011. In connection with the alliance, each party jointly owns technology that was jointly created under the alliance. No jointly owned patents were received or applied for under the alliance. Under the alliance, each party granted the other certain exclusive and/or nonexclusive licenses with respect to certain intellectual property developed by such party prior to and during the term of the alliance and also with respect to the jointly owned intellectual property. Certain provisions under these agreements, that were subject to conditions under the alliance arrangement, called for potential future revenue sharing payments from us to General Motors for products sold using certain technologies developed under the alliance. No expense was recognized and no payments were made under the revenue sharing arrangement for any of the periods presented in the accompanying consolidated financial statements and we concluded in 2012 that there are no contingent obligations related to revenue sharing provisions in the future since the conditions required for the revenue sharing provisions to be applicable were not met prior to the expiration of the strategic alliance. The expiration of the strategic alliance with General Motors did not have, nor do we expect it to have in the future, a material favorable or unfavorable impact on our net sales, revenues, or income from continuing operations because: (i) the expiration did not result in the termination or cancellation of any ongoing programs with General motors, (ii) the strategic alliance did not require General Motors to source programs with us, thus, did not provide us with any guaranteed level of revenues, (iii) our current and recent development and production programs with General Motors were sourced under an Agreement in Support of Development Program, as amended, and not the agreements comprising the strategic alliance, (iv) the strategic alliance did not give us any exclusive rights with respect to General Motors’ hydrogen programs nor did it prohibit us from accepting hydrogen programs from other OEMs, and

(v) none of our other customers terminated or has threatened to terminate a program due to the expiration of the strategic alliance with General Motors.

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
Furthermore, we strive to meet stringent industry standards set by industry and standards associations, codes set by various regulatory bodies and industry practices, including the U.S. Department of Transportation Federal Motor Vehicle Safety Standards, the California Air Resources Board, the Environmental Protection Agency, the National Fire Protection Association, TÜV, European Integrated Hydrogen Project, Kouatsugasu Hoan Kyokai, Underwriters Laboratories, the International Standards Organization, the Society of Automotive Engineers and CSA America. Compliance to standards and jurisdictional approvals enhance the acceptability of our products in the domestic and international marketplace.
Our international sales are subject to foreign tariffs and taxes, changes in which are difficult to predict and which can adversely affect sales. Our products must also comply with government safety standards imposed in our foreign markets.
Research and Product Development
Our targeted research and development activities in the near term are as follows:

•
CNG Tank Advancements—designing and engineering derivative composite pressure vessels utilizing new and lower cost materials, processes and other advancements and economies of scope to drive costs out of the storage system, provide alternative light-weight solutions and address extended range.

•
Next Generation Fuel Storage—researching and developing next generation storage products utilizing material science, alternative material application, and evaluation and analysis of storage concepts including solid state adsorbent technologies.

•
Vehicle & System Engineering and Build—designing, engineering and building concept or early adoption type fuel systems and vehicles using vehicle and powertrain engineering, vehicle and system integration, and vehicle and subsystem packaging. Evaluation, testing and integration capabilities for advanced CNG gaseous storage systems and vehicle integration.

•	Vehicle Control Systems and Control Strategies—designing and optimizing control systems and strategies to maximize vehicle performance and range.

•	Electronic Controls and Software Systems— engine control design and selection, engine modeling, calibration and software design for engine and emission controls.

•
Advanced Emissions testing—performing emissions testing on vehicles that utilizes California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) approved advanced technology to test Super Ultra Low

Emission Vehicles. EPA/CARB certification testing, vehicle development testing including catalyst efficiency, diagnostics, calibration, engine durability testing, and engine mapping.

•
Component and Subsystem Test Facilities—extended vibration, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F, thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations, and pneumatic leak checks.

•	Concept Vehicle Development—concept vehicle design and development using powertrain engineering, computer aided design and finite element analysis, and other vehicle development and tooling processes.
Employees
As of March 22, 2013, we had 116 full-time employees and 6 part-time employees. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement.
Financial Information about Segments, Customer Concentrations and Geographic Areas
Additional information regarding our business segments, certain customer concentrations and geographic areas where we have revenues is contained in Notes 16 and 17 to our Consolidated Financial Statements in Part IV, Item 15(a)(1) of this Annual Report.
Available Information
We make our transition and annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to these reports available free of charge on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Our corporate website is located at www.qtww.com. None of the information contained on our website is intended to be part of this report or incorporated by reference herein.
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
Risks Related to Liquidity and Capital Resources
Currently we are not in compliance with NASDAQ’s minimum bid continued listing requirement and we may be delisted from the NASDAQ stock market.
On April 30, 2012, we received notification from the NASDAQ Stock Market that we were not in compliance with NASDAQ’s continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days (Bid Price Requirement). On October 31, 2012, NASDAQ approved our application to transfer our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, effective with the opening of the market on November 2, 2012. In connection with our transfer to the NASDAQ Capital Market, we were afforded 180 days, or until

April 29, 2013, to regain compliance with the NASDAQ’s Bid Price Requirement for continued listing. In order to regain compliance with the Bid Price Requirement by April 29, 2013, the closing bid price for a share of our common stock must be at least $1.00 for ten consecutive trading days. If we are unable to regain compliance with the Bid Price Requirement prior to April 29, 2013 and we are not afforded any additional time to regain compliance, our common stock will be delisted from the NASDAQ Capital Market.
The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.
We have a substantial amount of indebtedness. If we are unable to repay our indebtedness or refinance or extend such indebtedness, it would have a material adverse effect on our financial condition and ability to continue as a going concern.
As of March 22, 2013, we had approximately $15.1 million of principal and interest outstanding under our debt obligations in continuing operations, of which $9.9 million matures in the next twelve months, and $25.1 million in project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale. Our debt in continuing operations includes $3.0 million owed to our senior secured lender, which is secured by substantially all of our assets. Our project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale is all secured debt with different lenders at the project level.
We anticipate that we will need to refinance or otherwise restructure our existing debt obligations and/or raise new debt or equity capital in order to repay all of these outstanding debt obligations when they mature and we cannot provide any assurance that we will be successful in doing so. If we are unable to generate sufficient cash flow to service these debt obligations or are unable to raise sufficient capital to repay these obligations or otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. Further, if we were to default on the secured debt, the lender would have the right as a secured creditor to foreclose on the assets securing the debt.
We have a history of operating losses and negative cash flows and although our financial statements have been prepared on a going concern basis, we must raise additional capital over the next twelve months in order to continue as a going concern.
We have a history of operating losses and negative cash flow. We have incurred recurring operating losses, including net losses from continuing operations before income taxes of $8.3 million for the year ended April 30, 2011, $27.9 million for the eight month transition period ended December 31, 2011, and $25.2 million for the year ended December 31, 2012. We used $13.6 million of cash for operating activities during our fiscal year ended April 30, 2011, $9.9 million for the eight month transition period ended December 31, 2011, and $12.5 million for the year ended December 31, 2012.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through December 31, 2013. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and restructure certain debt obligations of our continuing operations that mature in the second half of 2013. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, arrangements with strategic partners, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through December 31, 2013. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.
Haskell & White LLP, our independent registered public accounting firm for the year ended December 31, 2012, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2012, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to further improve our liquidity position, we may not be able to continue as a going concern. The consolidated financial statements referenced herein do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.
Our ability to access deposits held in escrow for our plan to expand our tank production capacity requires us to remain in compliance with our equipment Lease Agreement.

Pursuant to the terms of a certain sale-leaseback transaction we entered into on November 7, 2012 with Amur Finance I, LLC (Amur), (i) we sold to and agreed to immediately lease back from Amur certain equipment, tooling and other assets, (ii) agreed to sell to and immediately lease back from Amur certain yet to be identified assets that we intend to purchase from time to time during the term of the Lease Agreement, and (iii) agreed to lease from Amur certain other yet to be identified assets acquired by Amur from time to time at our direction during the term of the Lease. At closing, Amur deposited approximately $2.5 million in an irrevocable escrow account, which is to be used to fund the purchase of the assets described in (ii) and (iii) above. As of March 22, 2013, approximately $1.1 million remains in the escrow account. If we were to default on the Lease Agreement, then Amur could terminate our rights under the Lease Agreement, including our right to use the leased equipment and our right to use the remaining funds in the escrow account to purchase additional equipment, which would have a material adverse affect on our business operations and our plans to expand tank production capacity.
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
•
require us to meet certain financial tests. For example, our loan agreement requires us to maintain at an asset coverage ratio of at least 1.25 to 1, measured on a monthly basis, and requires our quarterly revenue and operating loss not to deviate more than 20% from our projections for that particular time period (Performance to Plan Covenant);

•
restrict our ability and our subsidiaries’ ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent;

•	require consent for a change in control; and
•	restrict our ability to pay dividends or repurchase our common stock.
For the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, we were not in compliance with the Performance to Plan Covenant. We are currently in discussions with our senior lender regarding a waiver but have not yet received such waiver. In the event we are unable to obtain a waiver of the Performance to Plan Covenant for the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, or if we are unable to comply with the covenants and other obligations under the loan agreement in the future, we would need to seek additional amendments and/or waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any further amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the loan agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the loan agreement to, among other things, foreclose on our assets.
Our financial condition is impairing our ability to obtain standard credit terms with our suppliers which is negatively impacting our working capital. Our inability to secure standard credit terms could have a material adverse effect on our business.
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

The remaining book value of our goodwill and other long-lived assets may be impaired if a significant decline in our market capitalization occurs in the future.
Our market capitalization is currently above the book value of our net assets; however, a future decline in market capitalization could result in our book value exceeding our market capitalization. If our market capitalization were to fall below our book value this would be an indicator that goodwill and other intangible assets may be impaired under applicable accounting guidance. Impairment testing does not necessarily lead to recognition of an impairment loss but does present the possibility of incurring such a loss. Included in our results for the eight month period ended December 31, 2011 is an impairment charge of $18.0 million for the impairment of goodwill in our continuing operations. We may be required to further impair the remaining carrying value of goodwill and or other long-lived assets in future periods. Future potential impairments of goodwill or other assets could have a material adverse effect on our financial results.
Risks Related to Our Business
Risks Related to our Fuel Storage and Vehicle Systems Segment
Our business plan for 2013 is focused on CNG and based on a number of assumptions including, continued growth in the market for CNG trucks and continued increase in our customers’ demand for our CNG products. Any material negative change in these factors would have a material effect on our business.
Our business plan for calendar 2013 is highly focused on CNG and contemplates that our revenues from CNG tank sales will increase significantly from historical levels and our business strategy contemplates continued growth in the CNG vehicle segment. We based our estimate for 2013 CNG tank sales revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG tanks will continue to increase, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for 2013.
Fisker Automotive has represented a substantial portion of our historical revenues and an adverse change in our supplier relationship with Fisker Automotive could materially affect our business and financial results.
A large percentage of our historical revenues were derived from Fisker Automotive. During the year ended April 30, 2011, the eight month transition period December 31, 2011 and the year ended December 31, 2012, our revenues from Fisker Automotive comprised 58%, 62% and 19%, respectively, of our total revenues.
On April 10, 2012, Fisker Automotive notified us that they believe our pricing for the components for which we have the exclusive right to supply to them is not competitive by more than 10% and as a result they have asserted the right to resource all or part of the components we are currently supplying beginning August 10, 2012. We notified Fisker Automotive that its assertion that our pricing is not competitive by more than 10% is without merit. The Fisker Karma vehicle has not been in production since approximately July 2012 for reasons unrelated to us or the components we supply, and as of the date of this report, we are not aware if Fisker Automotive has resourced any of the components which we supply. At this time, we cannot provide any assurances on the outcome of this matter. If Fisker Automotive resources the components we are currently supplying and we are unable to replace that revenue, it could have a material adverse affect on our business and financial results.
We are dependent on a limited number of customers.
A large percentage of our revenue is typically derived from a small number of customers. During the year ended December 31, 2012, revenues from out top three customers comprised 65% of our total revenues. We expect this trend to continue in the near term. In the event there are unfavorable changes in our business relationship with our significant customers, it could have a material adverse effect on our business and financial results.
We depend on third-party suppliers for the supply of materials and components used in our products and storage systems, some of which are single sourced. An interruption in this supply or switching to an alternative material or component could adversely affect our ability to deliver our storage systems and tanks.
We depend on third-party suppliers for the supply of materials and components for our storage systems including the carbon fiber used in our Type IV CNG storage tanks and other ancillary components. Certain of these suppliers are single source. Recently we experienced delays in certain brackets that negatively impacted our ability to deliver product in a timely manner. Any significant change in a material or component could require us to revalidate a tank or storage system which would cause delays due to re-validation or re-certification of the storage system. In the event these delays are lengthy and that the cost of these materials and/or components increase or our suppliers experience production delays or constraints, it could have a material adverse affect on our business and financial results.

Our ability to design and manufacture powertrain and fuel systems for CNG, hybrid, hydrogen and fuel cell applications that can be integrated into new vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.
We are currently developing and integrating CNG fuel systems and other advanced hybrid propulsion systems for production-intent vehicles. These CNG and other alternative fuel systems are being designed to meet strict design, performance and packaging requirements of our customers. Customers for these systems require that these products meet either their strict design standards or original equipment manufacturer level standards that can vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet original equipment manufacturer or customer specifications on a timely basis, our existing or future relationships with our original equipment manufacturers and other customers may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.
To be commercially viable, our products and systems generally must be integrated into products manufactured by original equipment manufacturers or converted by third-party system integrators. We can offer no assurance that original equipment manufacturers will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our CNG, hybrid and hydrogen fuel cell products and systems. Any integration, design, manufacturing or marketing problems encountered by original equipment manufacturers could adversely affect the market for our CNG, hybrid and hydrogen fuel cell products and systems, and our business results of operations and financial condition.
A mass market for our CNG, hydrogen fuel cell and hybrid electric propulsion systems may never develop or may take longer to develop than anticipated.
CNG, hydrogen fuel cell and hybrid electric propulsion systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether original equipment manufacturers will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for CNG and other alternative fuel propulsion systems in vehicle applications, we may be unable to recover our expenditures to develop our fuel systems and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Many factors that are beyond our control may have a negative effect on the development of a mass market for CNG and hydrogen fuel cell vehicles and our fuel systems for CNG and hydrogen applications. These factors include the following:

•	cost competitiveness, especially with fluctuating oil and natural gas prices;
•	consumer acceptance of CNG and/or hydrogen or other alternative fuel products;
•	government funding and support for the development of CNG, hydrogen and hybrid electric vehicles and related fueling and charging infrastructure;
•	the willingness of original equipment manufacturers and after-market integrators and customers to replace current technology;
•	consumer perceptions of CNG, hydrogen, hybrid electric and other alternative fuel propulsion systems;
•	regulatory requirements; and
•	emergence of newer, breakthrough technologies and products including liquid natural gas (LNG) within the automotive industry.
Evolving customer design requirements, product specifications and testing procedures could cause order delays or cancellations.
We have experienced delays in shipping our products in the past as a result of changing customer specifications and testing procedures. Due to the dynamic nature of the technologies used in our products, changes in specifications are common and may result in delayed shipments, order cancellations or higher production costs. Evolving design requirements or product specifications may adversely affect our business or financial results.
We have limited experience manufacturing fuel systems on a commercial basis.
We have limited experience manufacturing CNG and other alternative fuel systems on a commercial basis. In order to produce our CNG and other alternative fuel propulsion systems at affordable prices on a large scale basis, we will have to produce such systems through high volume automated processes, which we currently do not have. We do not know whether we, or our suppliers, will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our fuel systems for fuel cell applications. Even if we, or our suppliers, are successful in developing our high volume manufacturing capability and processes, we do not know whether we will be able to do so in time to meet our product commercialization schedules or to satisfy the requirements of our customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.
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
The automotive industry experiences significant product liability claims. As a supplier of products and systems to automotive original equipment manufacturers and aftermarket system integrators, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. We may be named in product liability claims even if there is no evidence that our systems or components caused the accidents. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages. The sale of systems and components for the transportation industry entails a high risk of these claims. In addition, we may be required to participate in recalls involving these systems if any of our systems prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Our other products may also be subject to product liability claims or recalls. We cannot assure you that our product liability insurance will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our reputation and business.
Our business may become subject to more strict product certification regulations, which may impair our ability to market and sell our products.
We must meet product certification requirements from regulated agencies such as NGV2 and other governmental agencies, such as the U.S. Environmental Protection Agency and the California Air Resources Board, and comply with requirements from the U.S. Department of Transportation, in order to sell certain of our products in the United States and internationally. A significant portion of our future sales will depend upon sales of fuel system products that are certified to meet existing on-board fuel storage safety codes and standards. We cannot assure you that our products will continue to meet these specifications and standards. The failure to comply with these certification and safety requirements and standards could result in the recall of our products or in civil or criminal penalties.
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
We currently face, and will continue to face, significant competition, which could materially and adversely affect us.
We currently compete with companies that have or may have greater economic resources, name recognition, larger customer bases, broader global reach and a wider array of product lines. We are also subject to competition from other alternative fuels and alternative fuel technologies, including LNG, synthetic fuel, methanol, ethanol, hydraulic hybrid, hybrid, hybrid electric and fuel cells, and we cannot assure you that such technologies will not be favored over gaseous fuel technologies in the future. We also cannot assure you that our competitors will not create new and improved innovative gaseous fuel technologies. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us or to employ competing technologies. Further, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, either alone or in combination, the total potential demand for, and pricing of, our products could be negatively affected and cause us to lose business, which could materially and adversely affect us.

New competitors and new technologies are emerging and could negatively impact our market sure and prospects for future business.
New emerging competitors and developments in technology may negatively affect the development or sale of some or all of our products or make our products obsolete. A range of other technologies could compete with and/or replace our CNG, hydrogen and hybrid electric products and technologies. Our success depends upon our ability to design, develop and market new or modified CNG and hydrogen products and systems. Our inability to enhance existing products in a timely manner or to develop and introduce new products that incorporate new technologies, conform to increasingly stringent emission standards and performance requirements and achieve market acceptance in a timely manner could negatively impact our competitive position. New product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products.
Failure to utilize existing facility space could adversely affect our operating results.
Our facilities in Lake Forest and Irvine, California are currently underutilized. We are currently expanding our CNG tank production capabilities in the underutilized portion of the Lake Forest facilities; however, we are unsure how long our 88,000 square foot facility located in Irvine, California, will remain underutilized. If we are unable to sublease or more fully utilize the Irvine facility, the costs associated with maintaining such facility will adversely affect our operations and financial results.
Risks Related to Investments and our Renewable Energy Segment
We may be unable to effectuate a sale of Schneider Power in a timely manner or receive consideration that exceeds the carrying value of the assets that are currently held for sale.
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
Our Renewable Energy business segment has a substantial amount of debt and Schneider Power has pledged all of its ownership interests in Zephyr Farms Limited to secure project related debt.
The $25.1 million in project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale includes approximately $24.0 million of term debt principal and accrued interest owed by Zephyr Farms Limited, our indirect wholly-owned tier II subsidiary, to Samsung Heavy Industries Ltd (The Samsung Debt). The Samsung Debt is secured by substantially all of Zephyr Farm Limited’s assets and guaranteed by Schneider Power, the parent company of Zephyr Farms Limited, pursuant to the terms of a limited nonrecourse guarantee. Schneider Power’s guarantee of the Samsung Debt is secured by a pledge of all of the shares of Zephyr Farms Limited pursuant to the terms of a Pledge Agreement. If the Zephyr Wind Farm does not generate sufficient revenue and cash flow to service the Samsung Debt, Samsung would have the rights of a secured creditor to foreclose on the project assets and/or take ownership of the project. If Zephyr Farms Limited were to default in the Samsung Debt and Samsung were to exercise its rights as a secured creditor, it would have a material adverse effect on Schneider Power and our Renewable Energy business segment.
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
Schneider Power will need substantial capital in order to complete the development and construction of its wind and solar energy project pipeline. If Schneider Power is unable to obtain financing for its project pipeline, then it could result in significant delays in the development and construction of such projects or the sale or other disposition of such projects, which could have a material adverse effect on Schneider Power’s business, its ability to repay any intercompany loans made by us and our ability to recover the investment we made to acquire, and realize additional value from, Schneider Power.
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

Other Risks Related to Our Business

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
Any failure to maintain adequate internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the NASDAQ Global Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Risks Relating to Our Stock
Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
As of March 28, 2013, we had approximately 0.7 million and 41.0 million shares of our common stock designated for future issuance upon the exercise of outstanding options with exercise prices ranging from $0.62 to $44.60 per share and warrants with exercise prices ranging from $0.62 to $41.80 per share, respectively. We also have a commitment to issue warrants to purchase up to 500,000 shares of our common stock on July 2, 2013 if certain debt obligations incurred by us on January 24, 2013 in the aggregate principal amount of $1.8 million have not been repaid in full. If issued, the exercise price for these warrants would be equal to the greater of (i) $0.71 and (ii) $0.01 above the consolidated closing bid price for a share of our common stock on July 1, 2013.
Included in the shares of common stock designated for future issuance discussed above are (i) 4,4563,639 shares subject to warrants issued in October 2006 that are currently exercisable at $0.62 per share (the “October 2006 Warrants”) and (ii) 1,500,000 subject to warrants issued in January 2013 that are currently exercisable at $1.00 per share (the “January 2013 Warrants”), which contain a provision that, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants; provided, however, with respect to the January 2013 Warrants, the price reset provision does not apply until July 2, 2013 and the exercise price cannot be reset below $0.71 per share. The October 2006 Warrants also contain a provision that upon the occurrence of a price reset, the number of shares that are subject to such warrants are increased so that the aggregate purchase price payable upon exercise of the October 2006 Warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset.

Future sales of substantial amounts of our common stock into the public, future resets to the exercise price of the October 2006 Warrants and January 2013 Warrants and the issuance of the shares reserved for future issuance will be dilutive to our existing stockholders and could result in a decrease in our stock price.
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
Our corporate headquarters is located in Lake Forest, California, where we also design and produce our products and perform our services and conduct research & development activities.
We design and produce our lightweight high pressure gaseous storage tanks for CNG and hydrogen applications in our advanced technology center located in Lake Forest, California. We also design and integrate alternative fuel storage and systems into passenger vehicle and light to medium duty truck applications and conduct research and development in the center for our Q-Drive hybrid electric propulsion system and other hybrid technologies, production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells, including CNG and hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation.
As of March 22, 2013, we utilize manufacturing, research and development and general office facilities in the locations set forth below:

Location	Approximate Square Footage	Owned or Leased	Lease Expiration Date	Principal Uses
Lake Forest, California	88,000	Leased	10/31/2015	Corporate offices, manufacturing, assembly, design, research and development, and testing
Irvine, California	154,000	Leased	5/31/2015	Test and validation facility
Toronto, Ontario	1,000	Leased	5/31/2014	Administrative offices—Schneider Power, Inc.
We believe our facilities are presently adequate for our current core product manufacturing operations and OEM development programs and production; however, our existing facilities are currently underutilized. We anticipate that the unoccupied portions of our facilities will either be fully utilized as we expand our CNG tank production capabilities and expand our systems integration operations, or sub-leased to third parties. If we require additional facilities, we believe we will be able to obtain suitable space on commercially reasonable terms.

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
Our common stock was traded on the NASDAQ Global Market under the symbol “QTWW” from July 23, 2002 through November 1, 2012. Effective with the opening of the market on November 2, 2012, we transferred our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market under the symbol “QTWW”. Our Series B common stock is not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the NASDAQ Global Market from May 1, 2010 through November 1, 2012 and on the NASDAQ Capital Market from November 2, 2012 through December 31, 2012:

	High	Low
Year Ended April 30, 2011
Three months ended July 31, 2010	$15.00	$9.40
Three months October 31, 2010	12.60	7.60
Three months ended January 31, 2011	12.40	8.40
Three months ended April 30, 2011	9.20	2.56
Eight Months Ended December 31, 2011
Three months ended July 31, 2011	$6.29	$2.25
Three months ended October 31, 2011	4.64	1.87
Two months ended December 31, 2011	2.15	0.70
Year Ended December 31, 2012
Three months ended March 31, 2012	$1.33	$0.65
Three months ended June 30, 2012	0.78	0.41
Three months ended September 30, 2012	0.99	0.73
Three months ended December 31, 2012	0.85	0.50
On March 28, 2013, the last reported sale price for our common stock as reported by the Nasdaq Capital Market was $0.62 per share and there were approximately 730 holders of record of our common stock and one holder of record of our Series B common stock.
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
We did not repurchase any securities during the year ended December 31, 2012. Item 12 of Part III of this Annual Report on Form 10-K contains information concerning securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.
Information required by Item 301 of Regulation S-K relating to selected financial data is not required by a smaller reporting company.

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

Company Overview
We are a leader in the development and production of natural gas fuel storage and system technologies, alternative fuel vehicles, and advanced vehicle propulsion systems.
We design and manufacture lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 pounds per square inch (psi). Our portfolio of technologies includes natural gas and hydrogen storage and metering systems, electronic and software controls, hybrid electric drive systems, and other alternative fuel technologies and solutions that enable fuel efficient, low emission natural gas and hybrid, plug-in hybrid electric and fuel cell vehicles. Our powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provide fast-to-market solutions to support the production of natural gas, plug-in hybrid, hydrogen-powered hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our customer base includes automotive Original Equipment Manufacturers (OEMs), fleets, aerospace industry, military and other governmental agencies, and other strategic alliance partners.
The consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., our wholly owned subsidiary, Schneider Power Inc. (Schneider Power) and our majority owned subsidiary, Quantum Solar Energy, Inc. (Quantum Solar).
Financial Operations Overview
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems (formerly referred to as Electric Drive & Fuel Systems), Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is now classified as discontinued operations as discussed further below.
In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, manufacturing and project analyses, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which production and current development programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers’ vehicle applications. We also assess the degree to which we secure product orders, additional programs or new programs from our current or new customers and the level of government funding we receive for gaseous storage systems and propulsion systems. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our affiliates.
Non-financial factors for the Renewable Energy business segment include wind study results, land ownership agreements, interconnections to the grid, power purchase agreements and other project metrics framing the underlying economics of a renewable energy farm.
We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products for natural gas, hybrid, hydrogen fuel cell and other alternative fuel applications.
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.
Fuel Storage & Vehicle Systems Segment
We primarily manufacture and supply CNG storage and fuel systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. We also provide design, engineering development and packaging, production validation and system integration for transportation applications. For hybrid and PHEV vehicle applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture alternative fuel concept vehicles and hydrogen refueling systems primarily for use in the transportation, aerospace, and defense industries.

Our products and services are designed to offer our customers a clean and cost-effective alternative to gasoline and diesel powered vehicles, which, in turn, enables our customers to benefit from significantly lower fuel prices, contribute to a cleaner environment, meet average fuel economy mandates, and help our country reduce its dependence on foreign oil.
The current market for CNG and other alternative fuel systems is the emerging world market for alternative fuel passenger, commercial, fleet, industrial and military vehicles. We sell our products and services direct to vehicle level original equipment manufacturers (OEM), system integrators for OEM level applications and through aftermarket integrators.
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources — product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems, (ii) the sale of drivetrain components to Fisker Automotive for use in its Fisker Karma vehicle, and (iii) the sale of transportable hydrogen refueling stations. Contract revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer’s CNG, hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.
Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors.
Activities of Quantum Solar were included as part of our Corporate segment until the assets were fully abandoned as of December 31, 2012 and as a result, the historical activities and balances are now classified as part of discontinued operations on the accompanying consolidated financial statements.

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
On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (US GAAP) and are included elsewhere in this Annual Report. We believe that the application of certain critical accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

•
We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Fuel Storage & Vehicle Systems segment provides product warranty on storage and fuel systems that are standard for the industry. For prototype components and systems that are not production intent, warranties are generally not provided. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

•
We periodically evaluate our long-lived assets for impairment, including intangible assets and goodwill relating to acquisitions. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, construction in process, intangible assets and goodwill, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive and renewable energy industries and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

•
We account for provisions contained within certain debt obligations and warrant contracts as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The fair value adjustments can have a material impact on our financial condition and results of operations.

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

Results of Operations
Year Ended December 31, 2011 Compared with the Year Ended December 31, 2012
Condensed consolidated statements of operations for the comparable periods are as follows:

	Year Ended December 31,
	2011 (1)	2012
	(Unaudited)
Revenue:
Net product sales	$17,183,108	$14,526,031
Contract revenue	16,726,877	8,186,040
Total revenue	33,909,985	22,712,071
Costs and expenses:
Cost of product sales	12,395,266	10,757,138
Research and development	16,497,960	14,558,634
Selling, general and administrative	14,993,210	11,814,812
Goodwill impairment	18,000,000	—
Total costs and expenses	61,886,436	37,130,584
Operating loss	(27,976,451)	(14,418,513)
Interest expense, net	(5,248,081)	(5,496,149)
Fair value adjustments of derivative instruments, net	9,625,000	372,000
Gain (loss) on modification of debt and derivative instruments, net	(4,072,942)	649,786
Loss on settlement of debt and derivative instruments, net	(1,273,351)	(95,450)
Impairment of investment in and advances to affiliates	(58,572)	(5,447,592)
Equity in income (losses) of affiliates, net	(1,756,350)	(771,427)
Other	—	26,467
Loss from operations before income taxes	(30,760,747)	(25,180,878)
Income tax benefit (expense)	334,445	(4,000)
Loss from continuing operations	(30,426,302)	(25,184,878)
Loss from discontinued operations, net of taxes	(12,575,465)	(5,729,008)
Net loss attributable to stockholders	$(43,001,767)	$(30,913,886)

(1)	The twelve month period in 2011 has been prepared on a pro forma and unaudited basis and includes certain estimates.

Total revenues, operating losses and gross profit on our product sales for our continuing business segments were as follows:

	Year Ended December 31,
	2011 (1)	2012
	(Unaudited)
Total Revenue:
Fuel Storage & Vehicle Systems	$33,909,985	$22,712,071
Total	$33,909,985	$22,712,071
Operating Loss:
Fuel Storage & Vehicle Systems	$(16,955,422)	$(6,634,866)
Corporate	(11,021,029)	(7,783,647)
Total	$(27,976,451)	$(14,418,513)
Product Gross Profit:
Fuel Storage & Vehicle Systems:
Net product sales	$17,183,108	$14,526,031
Cost of product sales	(12,395,266)	(10,757,138)
Gross profit	$4,787,842	$3,768,893

(1)	The twelve month period in 2011 has been prepared on a pro forma and unaudited basis and includes certain estimates.
Fuel Storage & Vehicle Systems Segment
Revenue from product sales decreased $2.7 million, or 16%, from $17.2 million in 2011 to $14.5 million in 2012. Although product revenues from our CNG fuel storage systems and other components increased by $6.3 million, or 126%, in 2012 as compared to 2011, we experienced an overall decline in product revenues compared to 2011 as a result of a decline of $8.8 million in component shipments to Fisker Automotive in 2012. Included in calendar year 2012 revenue was $11.3 million in revenue generated from shipments of CNG storage systems and $3.0 million in revenue generated from shipments of component parts to Fisker Automotive for the Fisker Karma vehicle. The Fisker Karma vehicle has not been in production since approximately July 2012 for reasons unrelated to us or the components we supply, including the hybrid control software that we developed and license to Fisker Automotive. We expect that the level of overall product revenues in 2013 will be higher than product revenues in 2012 due to anticipated increased shipments of our CNG fuel storage systems.
As a result of the significant increase in new purchase orders for our CNG storage systems and our expectations for continued growth, we have implemented a plan to expand tank manufacturing capacity. The planned capacity expansion, anticipated to be completed in 2013, is designed to double our current production capacity by setting up state-of-the art manufacturing lines at a 60,000 sq. ft. building adjacent to our existing 30,000 sq. ft. factory in Lake Forest, California. The scheduled expansion is expected to provide additional capacity starting in the first half of calendar 2013 with continued incremental capacity coming on-line throughout calendar 2013.
Contract revenue decreased $8.5 million, or 51%, from $16.7 million in 2011 to $8.2 million in 2012. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher contract revenue in 2011 was mainly due to the level of pre-production engineering services that we provided to Fisker Automotive during calendar 2011 prior to and just after its launch of the Fisker Karma vehicle. Although we continued to provide engineering services to Fisker Automotive under existing contracts in 2012 and into the beginning of 2013 to develop advanced features for the Fisker Karma vehicle, the levels of activity in calendar 2012 declined significantly compared to the levels in calendar 2011.
Although we continue to provide engineering services to Fisker Automotive under an existing contract, we expect revenues from those services for 2013 to be lower than the $9.8 million recognized in 2011 and the $1.3 million recognized in 2012. Additionally, we expect contract revenues in the near term to be negatively impacted as a result of General Motors’ cancellation of its fuel cell and hydrogen development activities. We expect contract revenues associated with CNG storage systems integration and next generation storage technologies to increase in 2013 which will partially offset the declines in revenues resulting from reduced activities on hydrogen development programs and programs associated with Fisker Automotive.

Agility Fuel Systems (a natural gas fuel system integrator) comprised 26%, General Motors comprised 20% and Fisker Automotive comprised 19% of the total Fuel Storage & Vehicle Systems segment revenue reported for the year ended December 31, 2012. We expect this segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term, although we expect the make-up of those customers to change as our product and contract revenues shift more to CNG and less from Fisker Automotive and GM.
Cost of product sales decreased $1.6 million, or 13%, from $12.4 million in 2011 to $10.8 million in 2012. The decrease in 2012 is primarily due to lower shipments to Fisker Automotive as compared to 2011.
Gross profit on product sales decreased $1.0 million, or 21%, from $4.8 million in 2011 to $3.8 million in 2012, primarily due to lower revenues as a result of reduced shipments to Fisker Automotive compared to 2011. Our overall gross profit as a percentage of revenue was 28% in 2011 and 26% in 2012. We expect that the gross profit dollars and gross profit as a percentage of revenues will increase in 2013 as a result of anticipated growth of CNG storage shipments over the course of the year and lower cost of carbon fiber and other materials that we plan to utilize in the manufacturing of CNG products.
Research and development expense associated with development contracts decreased $5.3 million, or 51%, from $10.4 million in 2011 to $5.1 million in 2012. The decline is primarily attributable to the decrease in pre-production engineering activities on the Fisker Karma platform as the program went into production late in 2011.
Internally funded research and development expense increased $3.3 million, or 54%, from $6.1 million in 2011 to $9.4 million in 2012. Our internally funded research efforts include CNG storage tank design and advancements, hybrid control strategies and proprietary software designed to precisely control hybrid propulsion and vehicle performance along with hydrogen storage, injection and regulation programs. Included in our internally funded research effort in 2012 and the primary reason that internally funded costs increased over 2011, were significant engineering activities related to our F-150 PHEV program under which we were integrating our hybrid propulsion system into a Ford F-150 truck platform. The F-150 PHEV program represented $3.4 million of our internally funded engineering expenses in 2012. As a result of program delays associated with final battery pack validation and production vehicle validation of our F-150 PHEV, in addition to our need to utilize internal engineering resources for other programs, we suspended activities on the F-150 PHEV program in early November 2012 and we do not expect to resume efforts until internal funding and supply issues can be resolved. We expect that our internally funded engineering efforts will decline in 2013 primarily due to the continued suspension of the F-150 PHEV program.
Selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment remained at a consistent level of $4.0 million in both 2011 and 2012. These expenses are generally fixed in nature and we expect costs to remain at similar levels.
An impairment charge of $18.0 million associated with goodwill of the segment was recognized in 2011. No similar charge was required or recognized in 2012.
Our Fuel Storage & Vehicle Systems segment recognized an overall operating loss of $6.6 million in 2012 as compared to an overall operating loss of $17.0 million in 2011, which included the goodwill impairment charge. We expect an overall improvement in the level of operating loss in 2013, mainly as a result of increased shipments of CNG storage tanks and systems.
Corporate Segment
Corporate expenses decreased $3.2 million, or 29%, from $11.0 million in 2011 to $7.8 million in 2012.
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our Fuel Storage & Vehicle Systems segment and our Renewable Energy segment. General and administrative charges of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. In addition, Corporate expenses include certain charges and gains discussed below.
The decrease in corporate expenses is partially attributable to a gain recognized in 2012 of $1.1 million associated with a partial reversal of a $1.7 million facility exit charge initially recognized in June 2011 upon commencement of a sublease arrangement on a facility in Lake Forest, California. The sublease was amended in October 2012 which allowed us to reoccupy the facility for the remaining term of the lease and necessitated a reversal of substantially all of the remaining balance of the facility exit obligation. In addition, we have realized a decrease in wages and benefits in the current year period associated with the resignation of our former President/Chief Executive Officer and our former Executive Chairman of the Board along with other cost-cutting initiatives implemented to reduce audit fees, board fees and other general and administrative costs.

Corporate expenses in calendar 2012 also include a net charge of $1.0 million associated with separation agreements executed in connection with the May 10, 2012 resignations of our former President and Chief Executive Officer and our former Executive Chairman of the Board.
After excluding the impact of the significant charges and gains associated with the segment discussed above for both calendar years, overall Corporate segment expenses declined 15% in 2012 as compared to 2011.

Discontinued Operations—Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented.
Net loss from discontinued operations of the Renewable Energy segment held for sale, net of taxes, was $1.0 million in 2012, as compared to $11.0 million in 2011.
The net loss reported for discontinued operations held for sale includes the recognition of $1.6 million of revenue from energy sales in 2012 as compared to $0.3 million in 2011. Energy sales in 2012 include activities of the 10.0 megawatt Zephyr Wind Farm, which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012.
The net loss reported for discontinued operations held for sale in 2012 includes operating expenses of $1.8 million as compared to operating expenses of $11.2 million in 2011. Included in operating expenses in 2011 were total impairment charges of $8.5 million related to goodwill, an intangible asset associated with Schneider Power’s development project pipeline and the abandonment of the Spring Bay wind farm construction project. Interest expense on long-term project financing obligations was $1.1 million in 2012 and $0.1 million in 2011. Schneider Power also recognized an income tax benefit of $0.4 million in 2012.
Discontinued Operations—Disposal of Quantum Solar
Quantum Solar was established in 2008 with the intent to develop a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, Asola Solarpower GmbH (Asola). Due to changes in market conditions within the global solar industry that have occurred since the establishment of Quantum Solar, manufacturing operations have not commenced to date for Quantum Solar nor do we expect them to commence in the future. Due to these market conditions and other considerations, the asset groups associated with the planned manufacturing operations of Quantum Solar have been disposed of by abandonment and, as a result, the historical activities and asset balances are reported as discontinued operations.
On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013. As a result of the insolvency filing and our belief of a continuing decline in the prospects for Asola’s business along with other considerations, we recorded total impairment charges of $9,712,882 in the second half of calendar 2012, of which $4,265,290 related to the complete write-off of the carrying balance of our prepayments associated with a solar cell supply agreement between Quantum Solar and Asola discussed below and $5,447,592 related to the impairment of our investments in and advances to Asola. Included in these impairments were the recognition of accumulated comprehensive losses on foreign currency translation through the date of the write offs.
Asola is a party to a long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement). Our majority-owned subsidiary, Quantum Solar Inc., which has a related arrangement under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide its share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a long standing dispute between Asola and the supplier under the Supply Agreement that continues to be litigated in Germany. In light of the dispute, Quantum Solar has not purchased, nor does it intend to purchase, any solar cells under its agreement with Asola and has not fully provided its share of the scheduled prepayments that were outlined under the Supply Agreement. In addition, Asola’s January 2013 bankruptcy filing along with the March 2013 announcement by the German counter party to the Supply Agreement that due to heavy losses it plans to sell or shut down all its solar cell related operations significantly decreases the likelihood that the prepayments made to date are recoverable. As a result of these considerations, we have abandoned the prepayment assets and fully impaired the carrying value as noted above.

Quantum Solar’s scheduled commitments, including amounts in arrears, to purchase solar cells from Asola and provide its share of prepayments to Asola over the remaining scheduled life of the Supply Agreement is approximately 113 million euros; however, in light of the events that have occurred to date, we do not expect that any future purchases will be made or further payments will be required in connection with the November 2007 agreement or upon the resolution of the Supply Agreement dispute. Further, no information has come to our attention that changes our view that we do not have a loss contract that requires a charge to be recognized.
In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. However, on September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical. In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC’s Clean Energy Business Financing Program, we recognized total impairment charges of $1,600,000 in calendar 2011and $495,016 in 2012, respectively, related to the abandonment of assets associated with the solar module manufacturing line.
Effective as of December 31, 2012, we (i) have abandoned and fully impaired all asset groups associated with Quantum Solar, (ii) do not believe that there will be any significant future cash flows associated with Quantum Solar and (iii) no longer have any significant continuing involvement in the operations of Quantum Solar or contracts associated with Quantum Solar. Accordingly, these asset groups are considered to be disposed of and as such, we have classified all historical activity and balances of these asset groups as discontinued operations on the accompanying consolidated financial statements. The total amount of losses associated with Quantum Solar and included as part of the loss from discontinued operations, net of taxes, on the accompanying statements of operations for the twelve months ended December 31, 2011 and the twelve months ended December 31, 2012 were $1,600,000 and $4,760,306, respectively.
Non-Reporting Segment Results
Interest Expense. Interest expense, net of interest income, increased to $5.5 million in 2012 from $5.2 million in 2011. Interest expense in 2011 primarily related to debt instruments payable to our former senior lender. The increase in expense in 2012 is primarily related to higher effective interest rates associated with issuances of subordinated debt obligations during 2011 and 2012. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of the debt securities. Included in the 2012 net expense are non-cash imputed interest amounts of $4.6 million recognized over the year.
Fair Value Adjustments of Derivative Instruments. Derivative instruments in 2012 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of $0.4 million in 2012 as compared to a net gain of $9.6 million in 2011. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The higher fair value adjustments recognized in 2011 were primarily attributable to a more significant decrease in our closing share price during 2011 that lowered the fair value of the derivative instrument liabilities ($9.00 closing share price at December 31, 2010 decreasing to $0.73 at December 31, 2011) as compared to the relatively smaller decrease in our closing share price during 2012 ($0.73 at December 31, 2011decreasing to $0.68 at December 31, 2012).
Gain or Loss on Modification of Debt and Derivative Instruments. We recognized an overall gain of $0.6 million in the current year in connection with the exchange of certain existing convertible notes with new nonconvertible bridge notes in June and July of 2012, as compared to a loss of $4.1 million in the prior year in connection with debt modifications that occurred in January and August 2011.

Loss on Settlement of Debt and Derivative Instruments. During 2012, we settled a total of $1.3 million of principal due under a promissory note we refer to as “the Consent Fee Term Note” by the issuance of shares of our common stock. As a result of the in-kind debt settlements, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled. During 2011, we recognized a net loss of $1.3 million primarily attributed to settlements of debt and derivative instruments, which represented a charge associated with the cancellation of principal due under a non-revolving line of credit with the former senior lender in exchange for the issuance of shares of our common stock and warrants in connection with a private placement offering that closed in February 2011.
Equity in Losses of Affiliates. We recognized losses of $1.8 million in 2011 and $0.8 million in 2012, representing the net equity in earnings or losses of our affiliates that we account for under the equity method of accounting. The losses in 2011 and 2012 are primarily associated with our equity share of the operating losses of Asola.

Impairment of Investment in Affiliates. Our German affiliate, Asola, has experienced recurring losses and declining year-over-year revenues in 2012. In addition, European-based solar manufacturers continue to experience significant competition from Chinese-based manufacturers that is eroding opportunities for Asola to remain competitive or be a viable enterprise without a significant restructuring of its operations. These continuing trends along with other indicators that emerged during 2012 indicate that a potential “other-than-temporary” decline in value may have occurred and, as a result, we performed a preliminary assessment of the recoverability of our investment in and advances to Asola during the third quarter of 2012. Based on our assessment, the carrying value exceeded the fair value and, as a result, we recognized an initial estimated impairment charge of $5.0 million. During the fourth quarter of 2012, Asola experienced additional losses and the probability of insolvency increased. On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013.  As a result of these conditions, we recognized an additional impairment of $0.5 million effective as of December 31, 2012 to write-off the remaining carrying value of our investments in Asola and the accumulated foreign currency translation related to our investments in Asola.
Income Taxes. We recorded a net tax benefit of $0.3 million in 2011 that primarily resulted from undistributed earnings of our investment in Asola associated with foreign currency translation effects. The amount of undistributed foreign earnings as of December 31, 2012 that are considered to be permanently reinvested and for which no provision for income taxes has been provided was nominal. In 2012, our income taxes were nominal. Our income taxes are generally nominal in amount, primarily as a result of our lack of earnings history. As a result of our historical losses, we have generated significant net operating losses that we may be able to carry forward to offset taxable earnings that we generate in the future. We expect that income taxes will continue to be nominal in 2013.

Liquidity and Capital Resources
Cash Flow Activities
Condensed consolidated statements of cash flows for the comparable periods are as follows:

	Year Ended December 31,
	2011 (1)	2012
	(Unaudited)
Net cash used in operating activities	$(12,968,509)	$(12,470,129)
Cash flows from investing activities:
Purchases and development of property and equipment	(1,262,876)	(1,405,211)
Acquisiton of Zephyr Wind Farm, net of cash acquired	—	(3,511,727)
Proceeds from sale of asset held for sale	1,648,845	—
Payments to non-controlling interests	(706,648)	—
Other	46,841	—
Net cash provided by (used in) investing activities	(273,838)	(4,916,938)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	22,972,492	14,638,529
Proceeds from exercise of warrants	—	569,500
Proceeds from issuance of debt and warrants, net of transaction fees	9,207,926	2,776,000
Borrowings on capital leases and other financing, net of transaction fees	31,859	1,439,448
Borrowings under lines of credit	2,500,000	3,000,000
Payment of commitment and other fees in connection with revolving line of credit	—	(372,650)
Payments on debt obligations	(19,539,144)	(6,465,306)
Other	—	11,136
Net cash provided by financing activties	15,173,133	15,596,657
Net effect of exchange rate changes on cash	9,598	5,967
Net increase (decrease) in cash and cash equivalents	1,940,384	(1,784,443)
Cash and cash equivalents at beginning of period	1,857,797	3,798,181
Cash and cash equivalents at end of period	$3,798,181	$2,013,738
Cash and cash equivalents at end of period:
Continuing operations	$3,723,128	$1,435,658
Discontinued operations	75,053	578,080
Total	$3,798,181	$2,013,738

(1)	The twelve month period in 2011 has been prepared on a pro forma and unaudited basis and includes certain estimates.
Our cash flows are reported on a consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities during 2012 was $12.5 million, as compared to net cash used of $13.0 million during 2011. The cumulative impact of net changes in operating assets and liabilities during 2012 was net cash provided of $1.7 million. Our use of cash in operations during 2012 includes the payment of severance and benefits made to certain of our former executives in the amount of $1.3 million. We expect that the overall level of cash used in operations will improve during 2013, primarily in the second half of 2013, as a result of anticipated increased shipments of our CNG storage tanks and systems.
Net cash used in investing activities during 2012 was $4.9 million, as compared to net cash used of $0.3 million during 2011. During 2012, Schneider Power paid $3.5 million to purchase Zephyr Wind Farm and satisfy capitalized construction obligations assumed in connection with the transaction. During 2011, Schneider Power received cash proceeds of $1.6 million from the sale of a renewable energy project referred to as Grand Valley, of which $0.7 million was distributed to non-controlling interests.
Net cash provided by financing activities during 2012 was $15.6 million, as compared to $15.2 million during 2011. Cash provided during 2012 consisted principally of net proceeds of (i) $14.5 million from an underwritten public offering transaction that closed in March 2012, (ii) $3.0 million from borrowings under a new secured line of credit with a financial institution, (iii) $2.8 million of net proceeds from bridge notes issued in June and July 2012, and (iv) $1.4 million from borrowings under capital leases. Cash used during 2012 mainly related to repayments of long-term obligations of $6.5 million, of which $3.8 million related to obligations referred to as the Unsecured “A” Convertible Notes paid in March 2012, $1.2 million related to obligations referred to as the August 2011 Bridge Term Notes paid in January 2012, $1.1 million related to a term note with our former senior lender that we refer to as the “Consent Fee Note” paid in April 2012, and $0.4 million related to other obligations.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since May 1, 2010, we have completed the following capital transactions:

•
On various dates from May 6, 2010 through July 26, 2010, we raised cumulative gross proceeds of $7.2 million in connection with a private placement offering of common stock and warrants. We issued 657,362 common shares in connection with the transactions. The net amount received by us, after deducting placement agent fees and offering expenses, was $6.2 million.

•
On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million from the private placement sale of promissory notes (the 2010 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.4 million. On December 31, 2010, a payment default occurred as we were unable to repay the principal and interest on the December 31, 2010 maturity date. The payment default in the 2010 Bridge Notes caused contractual defaults on all of our debt obligations with our senior lender (which were all cured upon the final payoff of the 2010 Bridge Notes on April 29, 2011).

•
On January 3, 2011, we and the senior lender entered into a series of transactions which restructured certain of our debt instruments, provided warrants to the senior lender, terminated the Lender Commitment, and provided us with a new $5.0 million non-revolving line of credit (LOC). On January 10, 2011, we received proceeds of $2.5 million under the LOC.

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

•
On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (the May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•
During May 2011 and June 2011, we issued 399,416 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation that we referred to as Term Note B.

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

•
On August 23, 2011, we received gross proceeds of $1.15 million from the sale of 15.0% senior subordinated bridge notes (the August 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million.

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

•
On December 21, 2011, we completed an underwritten public offering transaction (the December 2011 Offering) in which we received gross proceeds of $10.0 million from the sale and issuance of 10,526,315 shares of common stock. The investors also received warrants in connection with the transaction. The net amount received by us, after deducting underwriter discounts and transaction expenses, was $9.0 million.

•
On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock and warrants in connection with the exercise of an over-allotment option held by our underwriter arising from the December 2011 Offering.

•
On February 10, 2012 and March 7, 2012, we issued 735,000 and 630,000 shares of our common stock, respectively, to our senior lender in satisfaction of $1.3 million of principal demands made by our senior lender under a debt obligation we refer to in our financial statements and notes thereto as the Consent Fee Term Note.

•
On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock (the March 2012 Offering). The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. On May 3, 2012 and June 14, 2012, investors exercised 235,000 and 435,000 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

•
On May 7, 2012, we executed a two-year revolving asset based line of credit (Line of Credit) with a new senior lender that provided us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw under the Line of Credit is dependent upon our levels of eligible accounts receivables and inventories.

•
On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (the June/July 2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible notes that we refer to as the “Unsecured “B” Convertible Notes” that were scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations.

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. No sales under the ATM were consummated in 2012.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year.

Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.
Our principal sources of liquidity as of December 31, 2012 consisted of: (i) cash and cash equivalents of approximately $1.4 million, (ii) up to $5.0 million of common stock that we can offer and sell under the ATM arrangement and (iii) restricted assets held in escrow of $1.8 million from a sale-leaseback transaction that is specifically designated for future equipment purchases.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through December 31, 2013. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and restructure certain debt obligations of our continuing operations that mature in the second half of 2013. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, arrangements with strategic partners, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through December 31, 2013, which raises substantial doubt about our ability to continue as a going concern.
The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to raise additional capital to sufficiently fund our working capital needs and debt service obligations would have a material adverse affect on our business and our ability to continue as a going concern.
Off Balance Sheet Disclosures

Warrants with Exercise Price Resets
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of the warrants issued, we have completed capital raising transactions through December 31, 2012 that resulted in the reset of the exercise price to $0.83 for the warrants issued on October 27, 2006 and to $0.62 as of March 28, 2013.
The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 3,408,981 at December 31, 2012 and to 4,563,639 as of March 28, 2013. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.
Warrant Classifications
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009 and February 18, 2011 (Series “B”). Although we mark to market all the warrants classified as liabilities each period, the fair values of the warrants issued on June 22, 2007, August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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
Information required by Item 305 of Regulation S-K relating to quantitative and qualitative disclosures about market risks is not required by a smaller reporting company.

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
Based on their evaluation as of December 31, 2012, the Chief Executive Officer and Chief Financial Officer of our company have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The scope of our assessment of and conclusion on the effectiveness of our internal controls over financial reporting included the internal controls of Schneider Power.
Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officer and Corporate Govenance.
Information regarding our board of directors, audit committee, audit committee financial expert and code of ethics is set forth under the caption “Election of Directors,” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership compliance is set forth under the caption “Executive Compensation—Compliance with Section 16(a) of the Securities and Exchange Act” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated by reference. A list of our executive officers is included in Part I, Item 1 of this Report under the heading “Executive Officers.”
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
The information required by this item is set forth under the captions “Executive Compensation and Other Information” and “Election of Directors—Compensation of Directors” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The information required by this item is set forth under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this item is set forth under the caption “Ratification and Approval of the Appointment of Independent Accountants” in our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders and such information is incorporated herein by reference.

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
(3) Exhibits. The following exhibits are filed or incorporated by reference as a part of this report:

3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 (File No. 000-49629), which was filed with the SEC on February 13, 2002).

4.2
Form of Warrant issued by the Registrant to certain accredited investors on July 25, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.3
Form of Warrant issued by the Registrant to certain accredited investors on July 25, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.4
Form of Warrant issued by the Registrant to certain accredited investors on June 22, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

4.5
One-year Warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.6
Seven-year Warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.7
Warrant, dated May 7, 2012, issued by the Registration to Advanced Equities, Inc. (incorporated herein by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.8
Form of Warrant Agreement between the Registrant and Broadridge Corporate Issuer Solutions, Inc., and accompanying form of Series B Warrant and form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012).

4.9
Form of Warrant Agreement, dated December 21, 2011, between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2011).

4.10
Form of Warrant issued by the Registrant to certain accredited investors on November 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

4.11	Form of Warrant issued to WB QT, LLC on November 2, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011).
4.12
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

4.14
Form of Warrant issued by the Registrant to certain accredited investors on August 23, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

4.15
Form of Warrant issued by the Registrant to certain accredited investors on July 6, 2011 (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

4.16
Form of Concession Warrant issued by the Registrant to its placement agent on July 6, 2011 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

4.17
Form of Warrant issued by the Registrant to certain accredited investors on June 15, 2011 and June 21, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.18
Form of Retainer Warrant issued by the Registrant to its placement agent on June 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.19
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

4.21

Form of Form of Warrant issued by the Registrant to certain accredited investors on May 9, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2011).

4.22
Form of “A” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.23
Form of “B” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.24
Form of Warrant issued by the Registrant to certain accredited investors on January 18, 2011 (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

4.25
Form of Warrant issued by the Registrant to WB QT, LLC on January 3, 2011 (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

4.26
Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

4.27
Form of Concession Warrant, dated July 22, 2010, issued by the Registrant to its placement agent in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2010).

4.28
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

4.30	Form of Warrant issued to certain accredited investors on September 4, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).
4.31
Form of Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.32	Form of Warrant issued to certain accredited investors on August 3, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 7, 2009).

4.33
Form of Retainer Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.34
Warrant, dated August 19, 2008, issued by Registrant to Capital Ventures International in a registered offering (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 21, 2008).

4.35
Form of “A” Warrant A issued to certain accredited investors in a private placement transaction that as completed in June 2007 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.36
Form of “B” Warrant issued to certain accredited investors in a private placement transaction completed in June 2007 (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.37
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

10.5
Employment Agreement, dated July 12, 2005, by and between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 18, 2005).

10.6
Purchase of Contract Rights Agreement, dated November 7, 2007, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2007).

10.7
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

10.9
Lease Agreement, with an effective date of November 1, 2008, between the Registrant and Cartwright Real Estate Holdings, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008).

10.10
Lease Agreement, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on January 26, 2010).

10.11
First Lease Amendment, with an effective date of April 1, 2009, between the Registrant and Braden Court Associates (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on January 26, 2010).

10.12†
Amended and Restated Supply Agreement, dated November 8, 2010, between the Registrant and Fisker Automotive, Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).

10.13	Fisker Automotive’s General Terms and Conditions of Sale (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 11, 2010).
10.14†
Agreement in Support of Development, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.63 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.15
Access and Security Agreement, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.64 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.16
Form of Registration Rights Agreement, dated February 16, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

10.17
Sublease Agreement between the Registrant and On The Edge Marketing dated June 29, 2011 (incorporated herein by reference to Exhibit 10.66 of the Registrant’s Annual Report on Form 10-K filed with the SEC on July 5, 2011).

10.18
Form of Bridge Note and Warrant Purchase Agreement, dated May 9, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

10.19	Form of Promissory Note issued on May 9, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).
10.20
Form of Bridge Note and Warrant Purchase Agreement, dated May 20, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

10.21	Form of Promissory Note issued on May 20, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 20, 2011).
10.22
Form of Subscription Agreement, dated June 14, 2011 and June 21, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.23
Form of Registration Rights Agreement, dated June 15, 2011 and June 21, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

10.24
Form of Subscription Agreement, dated July 1, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 14, 2011).

10.25
Form of Registration Rights Agreement, dated July 6, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-3 filed with the SEC on August 12, 2011).

10.26
Form of Bridge Note and Warrant Purchase Agreement, dated August 23, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.27
Form of Promissory Note issued by Registrant on August 23, 2011 to certain accredited investors (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2011).

10.28

Agreement and Amendment, dated August 31, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 1, 2011).

10.29
Purchase and Sale Agreement, dated August 24, 2011, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2011).

10.30
Form of Subscription Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.31
Form of Registration Rights Agreement, dated September 29, 2011 and October 12, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

10.32
Form of Subscription Agreement between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011).

10.33
Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

10.34
Agreement and Amendment, dated November 2, 2011, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011).

10.35
Form of Subscription Agreement, dated November 15, 2011, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2011).

10.36
Agreement and Amendment, dated February 10, 2012, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2012).

10.37
Agreement and Amendment, dated February 10, 2012, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2012).

10.38
Letter Agreement between Schneider Power Providence Bay Inc. and Central 1 Credit Union dated March 29, 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.39
Loan and Security Agreement, dated May 7, 2012, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.40
Letter Agreement, dated May 8, 2012, between the Registrant and Advanced Equities Securities, LLC (incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.41
Second Amending Agreement, dated April 19, 2012, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.42
Limited Recourse Guaranty and Pledge Agreement, dated April 19, 2012, by and among Schneider Power Inc., Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.43
Guaranty, dated April 19, 2012, given by Registrant in favor of Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.44
Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.45
Letter Agreement, effective April 20, 2012, between the Registrant, Schneider Power Inc. and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.46
Separation Agreement, dated May 10, 2012, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012).

10.47
Separation Agreement, dated May 10, 2012, between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012).

10.48
Form of Subscription Agreement, dated June 22, 2012 and June 28, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.49
Form of bridge promissory note issued by the Registrant to certain accredited investors on June 22, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.50
Form of Stock Option Award Agreement for stock options issued under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.51
Form of Restricted Stock Award Agreement for restricted stock awards granted under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.52
Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.53
Form of Promissory Note issued by the Registrant to certain accredited investors on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.54
Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.55
Form of Promissory Note issued by the Registrant to certain accredited investors on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.56
Form of Mutual General Release and Waiver, dated October 8, 2012, by and among the Registrant, On-The-Edge Marketing, Brian Horowitz, Bam Enterprises, LLC and Bam Brokerage, Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.57
First Amendment to Sublease, dated October 8, 2012, by and among the Registrant, On-The-Edge Marketing, Brian Horowicz, Bam Enterprises, LLC and Bam Brokerage, Inc. (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.58
Sale and Purchase Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.59
Lease Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.60
At The Market Offering Agreement, dated December 28, 2012, between the Registrant and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2012)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP
23.2*	Consent of Ernst & Young, LLP
24.1	Power of Attorney (included in signature page of this registration statement)
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith
†	- Certain portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Haskell & White LLP, Independent Registered Public Accounting Firm for the eight-month period ended December 31, 2011 and the year ended December 31, 2012	F-1

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm for the year ended April 30, 2011	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Changes in Equity	F-5

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quantum Fuel Systems Technologies Worldwide, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended December 31, 2012, and the eight-month period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2012, and the eight-month period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Fuel Systems Technologies Worldwide, Inc. as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, and the eight-month period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for the year ended December 31, 2012, and the eight-month period ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company does not have sufficient existing sources of liquidity to operate its business and service its debt obligations for a period of at least twelve months. These conditions, along with the Company's working capital deficit and recurring operating losses, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HASKELL & WHITE LLP

Irvine, California
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries
We have audited the accompanying consolidated statements of operations and comprehensive loss, equity, and cash flows of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries for the year ended April 30, 2011. Our audit also included the financial statement schedule for the year ended April 30, 2011 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries for the year ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended April 30, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 1 to the financial statements, Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries' recurring losses and negative cash flows combined with the Company's existing sources of liquidity and other conditions raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 1. The April 30, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Orange County, California
July 1, 2011

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,723,128	$1,435,658
Accounts receivable, net	7,436,258	3,500,299
Inventories, net	2,335,536	2,386,587
Prepaids and other current assets	1,483,499	1,937,970
Assets of discontinued operations held for sale	308,029	1,702,962
Total current assets	15,286,450	10,963,476
Property and equipment, net	3,086,398	3,209,643
Restricted assets held in escrow	—	1,778,052
Investment in and advances to affiliates	5,495,343	5,998
Goodwill	12,400,000	12,400,000
Deposits and other assets	247,860	380,695
Assets of discontinued operations held for sale	5,538,642	32,523,496
Assets of discontinued operations abandoned	4,382,056	—
Total assets	$46,436,749	$61,261,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,302,202	$4,194,498
Accrued payroll obligations	1,032,802	738,737
Deferred revenue	1,186,417	996,530
Accrued warranties	317,954	364,749
Derivative instruments	953,000	600,000
Other accrued liabilities	1,210,583	1,123,492
Facility exit obligation, current portion	327,168	51,410
Debt obligations, current portion	7,527,032	9,578,723
Liabilities of discontinued operations held for sale	2,143,589	3,510,749
Total current liabilities	19,000,747	21,158,888
Facility exit obligation, net of current portion	1,092,411	—
Debt obligations, net of current portion	38,160	2,481,827
Derivative instruments	543,000	—
Liabilities of discontinued operations held for sale	189,019	23,397,964
Commitments and contingencies (Notes 18 and 19)
Equity:
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for all periods presented	1,000	1,000
Common stock, $.02 par value; 49,900,000 shares authorized and 26,617,369 shares issued and outstanding at December 31, 2011; 149,900,000 shares authorized and 47,803,619 shares issued, of which 47,761,119 are outstanding and 42,500 are held in treasury at December 31, 2012	532,347	956,072
Additional paid-in-capital	447,618,780	465,645,892
Accumulated deficit	(421,544,251)	(452,458,137)
Accumulated other comprehensive loss in continuing operations	(605,242)	—
Accumulated other comprehensive income (loss) in discontinued operations	(429,222)	77,854
Total stockholders’ equity	25,573,412	14,222,681
Total liabilities and stockholders' equity	$46,436,749	$61,261,360
See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended April 30,	Eight Months Ended December 31,	Year Ended December 31,
	2011	2011	2012
Revenue:
Net product sales	$4,231,695	$14,876,349	$14,526,031
Contract revenue	15,373,483	9,425,994	8,186,040
Total revenue	19,605,178	24,302,343	22,712,071
Costs and expenses:
Cost of product sales attributable to affiliate	78,416	2,272,139	1,040,170
Cost of product sales attributable to non-affiliates	3,514,207	8,380,814	9,716,968
Research and development	17,462,471	9,975,041	14,558,634
Selling, general and administrative	13,489,479	10,394,339	11,814,812
Goodwill impairment	—	18,000,000	—
Total costs and expenses	34,544,573	49,022,333	37,130,584
Operating loss	(14,939,395)	(24,719,990)	(14,418,513)
Interest expense, net	(3,270,099)	(4,239,120)	(5,496,149)
Fair value adjustments of derivative instruments, net	13,214,000	4,610,000	372,000
Gain (loss) on modification of debt and derivative instruments, net	(1,513,359)	(2,559,583)	649,786
Gain (loss) on settlement of debt and derivative instruments, net	(1,493,577)	220,226	(95,450)
Impairment of investment in and advances to affiliates	—	(58,572)	(5,447,592)
Equity in losses of affiliates	(314,301)	(1,110,702)	(771,427)
Other, net	—	—	26,467
Loss from continuing operations before income taxes	(8,316,731)	(27,857,741)	(25,180,878)
Income tax benefit (expense)	328,278	—	(4,000)
Loss from continuing operations	(7,988,453)	(27,857,741)	(25,184,878)
Loss from discontinued operations, net of taxes	(3,041,952)	(10,639,539)	(5,729,008)
Net loss attributable to stockholders	$(11,030,405)	$(38,497,280)	$(30,913,886)

Per share data - Basic and diluted:
Loss from continuing operations	$(0.82)	$(1.79)	$(0.59)
Loss from discontinued operations	(0.32)	(0.68)	(0.13)
Net loss attributable to stockholders	$(1.14)	$(2.47)	$(0.72)

Weighted average shares outstanding:
Basic & diluted	9,700,395	15,577,364	43,135,376

Comprehensive loss:
Net loss attributable to stockholders	$(11,030,405)	$(38,497,280)	$(30,913,886)
Foreign currency translation adjustments, net of tax	1,239,819	(1,514,814)	218,791
Reclassification of accumulated foreign currency translation in connection with asset impairments, net of tax	—	—	893,527
Comprehensive loss	$(9,790,586)	$(40,012,094)	$(29,801,568)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Equity
Balance at May 1, 2010	49,998	$1,000	8,457,766	$169,155	$395,709,444	$(372,016,566)	$(755,791)	$895,692	$24,002,934
Share-based compensation on stock option and restricted stock awards	—	—	96,929	1,938	1,178,374	—	—	—	1,180,312
Issuance of common stock to investors	—	—	1,781,330	35,627	10,852,342	—	—	—	10,887,969
Issuance of common stock in satisfaction of legal settlement	—	—	108,000	2,160	467,640	—	—	—	469,800
Issuance of common stock in satisfaction of debt and derivatives	—	—	1,212,283	24,246	6,738,554	—	—	—	6,762,800
Issuance of common stock and warrants in connection with modifications to debt	—	—	83,000	1,660	5,362,526	—	—	—	5,364,186
Issuance of common stock for legal and consulting services	—	—	55,454	1,109	598,891	—	—	—	600,000
Distributions to noncontrolling interests associated with Schneider Power, inc.	—	—	—	—	—	—	—	(899,370)	(899,370)
Foreign currency translation	—	—	—	—	—	—	1,236,141	3,678	1,239,819
Net loss	—	—	—	—	—	(11,030,405)	—	—	(11,030,405)
Balance at April 30, 2011	49,998	$1,000	11,794,762	$235,895	$420,907,771	$(383,046,971)	$480,350	$—	$38,578,045
Share-based compensation on stock option and restricted stock awards	—	—	—	—	696,003	—	—	—	696,003
Issuance of common stock and warrants to investors	—	—	13,730,790	274,616	17,484,257	—	—	—	17,758,873
Issuance of common stock and warrants in connection with modifications to debt	—	—	500,000	10,000	2,200,000	—	—	—	2,210,000
Issuance of common stock in satisfaction of debt principal	—	—	399,416	7,988	1,842,470	—	—	—	1,850,458
Issuance of common stock in exchange for professional services	—	—	20,000	400	(400)	—	—	—	—
Issuance of common stock in connection with warrant exercises	—	—	172,401	3,448	887,552	—	—	—	891,000
Issuance of warrants in connection with debt issuances	—	—	—	—	1,597,401	—	—	—	1,597,401
Recognition of beneficial conversion feature in connection with debt issuances	—	—	—	—	2,032,726	—	—	—	2,032,726
Reclassification of financial instrument from equity to debt	—	—	—	—	(29,000)	—	—	—	(29,000)
Foreign currency translation	—	—	—	—	—	—	(1,514,814)	—	(1,514,814)
Net loss	—	—	—	—	—	(38,497,280)	—	—	(38,497,280)
Balance at December 31, 2011	49,998	$1,000	26,617,369	$532,347	$447,618,780	$(421,544,251)	$(1,034,464)	$—	$25,573,412
			(continued on next page)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Interests	Equity
Share-based compensation on stock option and restricted stock awards	—	—	62,500	2,100	396,944	—	—	—	399,044
Issuance of common stock and warrants to investors	—	—	19,046,250	380,925	14,141,353	—	—	—	14,522,278
Issuance of common stock in satisfaction of debt principal and interest	—	—	1,365,000	27,300	1,368,150	—	—	—	1,395,450
Issuance of common stock in connection with warrant exercises	—	—	670,000	13,400	556,100	—	—	—	569,500
Issuance of warrants in connection with debt issuances	—	—	—	—	1,040,565	—	—	—	1,040,565
Reclassification of financial instrument from liability to equity	—	—	—	—	524,000	—	—	—	524,000
Foreign currency translation adjustments	—	—	—	—	—	—	218,791	—	218,791
Reclassification of accumulated foreign currency translation in connection with asset impairments	—	—	—	—	—	—	893,527	—	893,527
Net loss	—	—	—	—	—	(30,913,886)	—	—	(30,913,886)
Balance at December 31, 2012	49,998	$1,000	47,761,119	$956,072	$465,645,892	$(452,458,137)	$77,854	$—	$14,222,681
See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,	Eight Months Ended December 31,	Year ended December 31,
	2011	2011	2012
Cash flows from operating activities:
Net loss	$(11,030,405)	$(38,497,280)	$(30,913,886)
Adjustments to reconcile net loss from operations to cash used in operating activities
Depreciation on property and equipment	1,277,335	832,691	1,176,938
Amortization of intangible assets	425,893	243,265	105,874
Share-based compensation charges	1,180,312	696,003	399,044
Fair value adjustments of derivative instruments	(13,214,000)	(4,610,000)	(372,000)
Loss or gain on modification of debt and derivative instruments	1,513,359	2,559,583	(649,786)
Loss or gain on settlement of debt and derivative instruments	1,493,577	(220,226)	95,450
Interest on debt obligations	2,569,564	3,606,001	5,752,561
Goodwill impairment	—	18,000,000	—
Impairment of assets of discontinued operations held for sale	1,000,000	7,529,118	—
Impairment of assets of discontinued operations abandoned	—	1,600,000	4,760,306
Impairment of investment in and advances to affiliates	—	58,572	5,447,592
Equity in losses of affiliates	314,301	1,110,702	771,427
Facility exit obligation	—	1,848,520	(1,011,100)
Other non-cash items	(234,870)	(72,564)	305,846
Changes in operating assets and liabilities:
Accounts receivable	(2,928,490)	(1,627,150)	3,496,618
Inventories	90,629	(844,624)	(407,766)
Other assets	851,700	(819,113)	641,618
Accounts payable	2,731,753	(1,822,175)	(1,368,720)
Deferred revenue and other accrued liabilities	383,890	498,679	(700,145)
Net cash used in operating activities	(13,575,452)	(9,929,998)	(12,470,129)
Cash flows from investing activities:
Purchases and development of property and equipment	(1,751,582)	(1,081,067)	(1,405,211)
Acquisiton of Zephyr Wind Farm, net of cash acquired	—	—	(3,511,727)
Proceeds from sale of asset held for sale	2,093,737	—	—
Payments to non-controlling interests	(897,316)	—	—
Other	(34,664)	—	—
Net cash used in investing activities	(589,825)	(1,081,067)	(4,916,938)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	11,434,963	17,758,873	14,638,529
Proceeds from issuance of debt and warrants, net of transaction fees	3,378,601	9,207,926	2,776,000
Borrowings on capital leases and other financing, net of transaction fees	304,706	31,859	1,439,448
Borrowings under lines of credit	2,500,000	—	3,000,000
Payment of commitment and other fees in connection with revolving line of credit	—	—	(372,650)
Payments on lines of credit	(500,000)	—	—
Payments on note obligations	(4,114,074)	(14,673,376)	(6,335,634)
Payments on capital lease obligations and other financing	(152,718)	(262,882)	(129,672)
Proceeds from exercise of warrants	—	—	569,500
Other	—	—	11,136
Net cash provided by financing activities	12,851,478	12,062,400	15,596,657
Net effect of exchange rate changes on cash	62,991	(29,228)	5,967
Net increase (decrease) in cash and cash equivalents	(1,250,808)	1,022,107	(1,784,443)
Cash and cash equivalents at beginning of period	4,026,882	2,776,074	3,798,181
Cash and cash equivalents at end of period	$2,776,074	$3,798,181	$2,013,738
Cash and cash equivalents at end of period:
Continuing operations	$2,240,843	$3,723,128	$1,435,658
Discontinued operations	535,231	75,053	578,080
Total	$2,776,074	$3,798,181	$2,013,738
(continued on next page)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended April 30,	Eight Months Ended December 31,	Year Ended December 31,
	2011	2011	2012
Supplemental schedule of non-cash investing and financing activities for continuing operations:
Exercise of warrants classified as derivative instruments:
Decrease in derivative instruments associated with warrants	$—	$1,075,000	$—
Increase in common stock and additional paid-in-capital	—	(891,000)	—
Decrease in accumulated deficit	—	(184,000)	—
Record initial value of embedded derivative instruments associated with debt and warrant issuances:
Increase in derivative instrument liability	(1,011,000)	—	—
Decrease in additional paid-in-capital	642,000	—	—
Increase in accumulated deficit	369,000	—	—
Conversion of debt to equity:
Decrease in debt principal and interest	5,750,000	1,808,684	1,300,000
Increase (decrease) in accumulated deficit	(80,234)	41,774	95,450
Increase in common stock and additional paid-in-capital	(5,669,766)	(1,850,458)	(1,395,450)
Issuance of common shares and warrants in connection with debt modifications:
Increase (decrease) in prepaids and other current assets	—	570,000	(87,113)
Decrease in debt obligations	—	—	736,899
Increase (decrease) in accumulated deficit	—	1,640,000	(649,786)
Increase in common stock and additional paid-in-capital	—	(2,210,000)	—
Recognition of derivative liabilities in connection with debt modifications:
Increase in accumulated deficit	—	919,583	—
Decrease in debt obligations	—	238,417	—
Increase in derivative liabilities	—	(1,158,000)	—
Settlement of legal reserve through issuance of stock:
Reduction in other accrued liabilities	550,000	—	—
Decrease in accumulated deficit	(80,200)	—	—
Increase in common stock and additional paid-in-capital	(469,800)	—	—
Reclass of derivative instruments between liability and equity presentation:
Decrease (increase) in derivative instrument liability	—	(29,000)	524,000
Decrease (increase) in additional paid-in-capital	—	29,000	(524,000)
Supplemental cash flow data for continuing operations:
Cash paid during the period for:
Interest	$714,136	$819,467	$1,010,402
Income taxes	6,900	240	4,398
See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
Note 1: Background and Basis of Presentation
Background
Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the development and production of natural gas fuel storage and system technologies, alternative fuel vehicles, and advanced vehicle propulsion systems.
We design and manufacture lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 pounds per square inch (psi). Our portfolio of technologies includes natural gas and hydrogen storage and metering systems, electronic and software controls, hybrid electric drive systems, and other alternative fuel technologies and solutions that enable fuel efficient, low emission natural gas and hybrid, plug-in hybrid electric and fuel cell vehicles. Our powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provide fast-to-market solutions to support the production of natural gas, plug-in hybrid, hydrogen-powered hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our customer base includes automotive Original Equipment Manufacturers (OEMs), fleets, aerospace industry, military and other governmental agencies, and other strategic alliance partners.
We were incorporated under the laws of the State of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc. and became a publicly traded company on July 23, 2002.
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
On August 9, 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented (See Notes 3 and 4).
Quantum Solar was established with the intent to develop a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% is owned by the majority shareholder of our affiliate, Asola Solarpower GmbH (Asola). Due to changes in market conditions within the global solar industry that have occurred since the establishment of Quantum Solar, manufacturing operations have not commenced to date for Quantum Solar nor do we expect them to commence in the future. Due to these market conditions and other considerations, the asset groups associated with the planned manufacturing operations of Quantum Solar have been disposed of by abandonment and, as a result, the historical activities and asset balances are reported as discontinued operations (see Notes 7 and 8).
We also hold ownership interests in certain unconsolidated businesses that are accounted for either under the equity or cost methods of accounting. These interests include: (i) in December 2010, we and the majority shareholder of Asola formed Asola Quantum Solarpower AG (AQS) to serve as a holding company for certain divisions of Asola’s business, (ii) on September 3, 2009, we acquired an ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum), a start-up manufacturer of fuel injectors based in New Delhi, India, (iii) on October 6, 2009, we acquired an ownership interest in Power Control and Design, Inc. (PCD), a power control electronics software developer based in Newbury Park, California, (iv) on January 4, 2008, we acquired an ownership interest in asola Advanced and Automotive Solar Systems GmbH, which later changed its name to Asola Solarpower GmbH (Asola), a solar module manufacturer located in Erfurt, Germany, and (v) on August 7, 2007, we co-founded Fisker Automotive, Inc. (Fisker Automotive) with Fisker Coachbuild, LLC, which was formed

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the purpose of producing premium plug-in hybrid automobiles. PCD ceased operations and commenced a statutory dissolution during the third quarter of 2012. See Note 7 for further discussion of these businesses.

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
Change in Fiscal Year
On January 13, 2012, our Board of Directors approved a change in our fiscal year-end from April 30 to December 31. The change was effective as of December 31, 2011 and we filed a transition report with the Securities and Exchange Commission (SEC) which covered the eight month period beginning May 1, 2011 and ending December 31, 2011. The accompanying consolidated financial statements cover the twelve month period ending December 31, 2012, representing our newly adopted fiscal year, the prior eight month transition period from May 1, 2011 to December 31, 2011 and the prior fiscal year period from May 1, 2010 to April 30, 2011.
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
Increase in Authorized Shares
At Special Meetings of Stockholders held on May 10, 2011 and February 14, 2012, our stockholders authorized increases in the number of authorized shares of common stock from 20,000,000 to 50,000,000 and from 50,000,000 to 150,000,000, respectively, of which 100,000 shares are designated as Series B common stock.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since May 1, 2010, we have completed the following capital transactions:

•
On various dates from May 6, 2010 through July 26, 2010, we raised cumulative gross proceeds of $7.2 million in connection with a private placement offering of common stock and warrants. We issued 657,362 common shares in connection with the transactions. The net amount received by us, after deducting placement agent fees and offering expenses, was $6.2 million.

•
On October 13, 2010 and October 19, 2010, we raised cumulative gross proceeds of $4.0 million from the private placement sale of promissory notes (the 2010 Bridge Notes) and warrants to certain accredited investors. The net amount received by us, after deducting placement agent fees and transaction expenses, was $3.4 million. On December 31, 2010, a payment default occurred as we were unable to repay the principal and interest on the December 31, 2010 maturity date. The payment default in the 2010 Bridge Notes caused contractual defaults on all of our debt obligations with our senior lender (which were all cured upon the final payoff of the 2010 Bridge Notes on April 29, 2011).

•
On January 3, 2011, we and the senior lender entered into a series of transactions (see Note 11) which restructured certain of our debt instruments, provided warrants to the senior lender, terminated the Lender Commitment, and provided us with a new $5.0 million non-revolving line of credit (LOC). On January 10, 2011, we received proceeds of $2.5 million under the LOC.

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

•
On May 9, 2011 and May 20, 2011, we received gross proceeds of $1.5 million from the sale of 15.0% senior subordinated bridge notes (the May 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.4 million.

•
During May 2011 and June 2011, we issued 399,416 shares of our common stock to our senior lender in satisfaction of $1.8 million of principal demands made by our senior lender under a debt obligation that we referred to as Term Note B.

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

•
On August 23, 2011, we received gross proceeds of $1.15 million from the sale of 15.0% senior subordinated bridge notes (the August 2011 Bridge Notes) and warrants to certain accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1.05 million.

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

•
On December 21, 2011, we completed an underwritten public offering transaction (the December 2011 Offering) in which we received gross proceeds of $10.0 million from the sale and issuance of 10,526,315 shares of common stock. The investors also received warrants in connection with the transaction. The net amount received by us, after deducting underwriter discounts and transaction expenses, was $9.0 million.

•
On January 19, 2012, we received proceeds, net of underwriter discounts and commissions, of $0.2 million and issued 221,250 shares of common stock and warrants in connection with the exercise of an over-allotment option held by our underwriter arising from the December 2011 Offering.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
On March 23, 2012, we completed an underwritten public offering and received proceeds, net of underwriter discounts and commissions, of approximately $14.5 million from the sale and issuance of 18,825,000 shares of common stock (the March 2012 Offering). The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. On May 3, 2012 and June 14, 2012, investors exercised 235,000 and 435,000 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

•
On May 7, 2012, we executed a two-year revolving asset based line of credit (Line of Credit) with a new senior lender that provided us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00%. The amount of advances that we can draw under the Line of Credit is dependent upon our levels of eligible accounts receivables and inventories (See Note 11).

•
On June 22, 2012, June 28, 2012 and July 25, 2012, we sold a combined total of $7.1 million of 12.0% unsecured subordinated nonconvertible promissory notes (the June/July 2012 Bridge Notes) and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3.35 million and cancellation of a total of $3.75 million of convertible notes that we refer to as the “Unsecured “B” Convertible Notes” that were scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

•
    On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations.

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. No sales under the ATM were consummated in 2012.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management’s plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending December 31, 2013. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.
Our principal sources of liquidity as of December 31, 2012 consisted of: (i) cash and cash equivalents of approximately $1.4 million, (ii) up to $5.0 million of of common stock that we can offer and sell under the ATM arrangement and (iii) restricted assets held in escrow of $1.8 million from a sale-leaseback transaction that is specifically designated for future equipment purchases.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through December 31, 2013. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and restructure certain debt obligations of our continuing operations that mature in the second half of 2013. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, arrangements with strategic partners, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through December 31, 2013, which raises substantial doubt about our ability to continue as a going concern.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to raise additional capital to sufficiently fund our working capital needs and debt service obligations would have a material adverse affect on our business and our ability to continue as a going concern.

Note 2: Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through December 31, 2013, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of assets held for sale, long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
Foreign Currency
The books and records of our wholly-owned subsidiary held for sale, Schneider Power, and our affiliate, Asola, are maintained in functional currencies that differ from the United States (U.S.) dollar functional currency that is reported in the accompanying consolidated financial statements. Schneider Power’s functional currency is the Canadian dollar and Asola’s functional currency is the Euro.
Schneider Power's assets and liabilities and the prior carrying values of our investments in Asola are translated at rates of exchange in effect at the end of the reporting periods. Schneider Power's revenues and expenses and our equity in losses of Asola are translated at the average rates of exchange for the applicable period. Foreign currency translation gains or losses are accumulated within other comprehensive income or loss as a separate component of stockholders' equity.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues of our discontinued operations held for sale principally include energy generation sales associated with two wind farms which are recognized at the time of generation and delivery to the purchasing utility providers as metered at the point of interconnection with the transmission systems. The rates paid by the respective purchasing utility providers are established in Power Purchase Agreements (PPA) executed between us and the utility providers.
Research and Development Costs
Research and development costs are charged to expense as incurred. Equipment used in research and development with alternative future uses is capitalized and only the current period depreciation is charged to research and development.
Cash and Cash Equivalents
All unrestricted highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.
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
Equity Method Investments
Investments in common stock of non-consolidated affiliates are accounted for under the equity method of accounting as a result of our ability to exercise significant influence over the operating and financial policies of our affiliates. The ability to exercise significant influence is due in part to the level of our equity holdings and/or through our representation on the board of directors for these affiliates. Under the equity method of accounting, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the investee’s net income or losses after the date of investment. We record investee losses up to the amount of the investment plus advances and loans to our affiliates. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the affiliated entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down when there is clear evidence that a decline in value that is other than temporary has occurred. See Note 7 for additional information.
Long-Lived Assets, Including Goodwill and Other Intangible Assets
Property and equipment, which includes amounts recorded under capital leases, are stated at cost less accumulated depreciation. Depreciation on property and equipment (other than land which is not depreciated) is computed by the straight-line method over the estimated useful lives of the assets. We are depreciating tooling, dies and molds over 5 years; plant machinery and equipment over 7 years; power generation machinery and equipment over 20 years; information systems and office equipment over periods of 3 to 7 years; and automobiles and trucks over 5 years. Amortization of leasehold improvements is provided using the straight-line method over the assets’ estimated useful lives. We amortize acquired intangible assets using the straight-line method over their estimated useful lives of 20 years.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of purchase price over the fair value of net assets acquired in acquisitions and is allocated to our business segments. Goodwill is not amortized and is assessed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
We evaluate the recoverability of property and equipment and amortizable intangible assets for impairment when events or circumstances occur such as, a significant decrease in market value of an asset, an adverse change in business climate, a current expectation to dispose before end of estimated useful life, a significant change in extent or manner in which the asset is used or a significant physical change to the asset, that indicate that the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when an indicator of impairment is present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
Restricted Assets Held in Escrow
Restricted assets held in escrow represent cash deposits that are contractually restricted and held in escrow under a sale and leaseback arrangement. The cash deposits will only be released in connection with acquisition of capital equipment for our continuing business. We expect the remaining balance of the restricted assets to be released for equipment purchases during 2013.
Warranty Costs
We follow the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranties are provided with terms similar to those offered by the OEM to its customers, which generally ranges from one to five years. Estimates are based primarily on future expectations.
Derivative Financial Instruments
We account for conversion features contained within certain of our debt instruments and exercise features of certain of our warrant contracts as derivative financial instruments as further discussed in Notes 11, 12 and 13.
The derivative financial instruments, which are classified as liabilities, are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on the consolidated statements of operations as other income or expense. Changes in fair value resulting from the modification to the terms of the derivative are recognized as a gain or loss on modification of derivative instruments on the consolidated statements of operations as other income or expense. We also use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions.
Certain derivative instruments are presented as current liabilities on the consolidated balance sheet if (i): the terms allow the holder to convert debt principal or demand principal repayments associated with derivative instruments within twelve months of the balance sheet date or (ii) in the case of warrants, certain contractual provisions under the warrant contracts could require immediate cash payment due to events that are outside of our control. These types of derivative instruments are similar in nature to demand obligations because the settlement of the obligations could require cash payment within the current operating cycle. Certain other financial instruments are accounted for as derivatives under GAAP but do not allow for cash settlement under any circumstances are presented as non-current liabilities.

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
Segment Information
We classify our continuing business operations into two segments: Fuel Storage & Vehicles Systems (formerly referred to as Electric Drive & Fuel Systems) and Corporate which are discussed further in Note 16. Our Renewable Energy business segment is classified as discontinued operations held for sale which is discussed further in Note 3.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income or loss attributable to stockholders, as these amounts are recorded directly as an adjustment to stockholders' equity. The change in our accumulated other comprehensive income (loss) for the periods presented is primarily associated with activity resulting from the effects of currency translation.
Interest Expense
We recognize the amortization of deferred loan origination costs and debt discounts as interest expense under the effective interest method over the life of the applicable arrangements.
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
We conduct a major portion of our business with a limited number of customers and suppliers. See further discussion of revenue and purchase concentrations of our continuing operations in Note 17.
Fair Values Measurements
We determine fair values of our assets and liabilities based on the three level valuation hierarchy established in accordance with accounting guidance for measuring fair value. The valuation hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. GAAP describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques are consistent with generally accepted valuation methodologies. The three level hierarchy which prioritizes the inputs used to measure fair value from market based assumptions to entity specific assumptions are as follows:
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
Level 3: Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation.
We have adopted Accounting Standards Codification (ASC) Topic No. 825 “Financial Instruments” (ASC 825), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option for any of our financial assets or liabilities that were not already measured on a recurring basis. Based on certain qualifying events, we may elect to adopt the fair value option in the future for certain financial assets and liabilities. See further discussion of fair value measurements in Note 12.
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
Note 3: Discontinued Operations Held for Sale —Schneider Power
Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and is a licensed electricity generator and wholesaler.
On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying consolidated financial statements for all periods presented. Depreciation of property and equipment and amortization of intangible assets ceased effective as of August 9, 2012, the date we committed to the plan to sell Schneider Power.

The historical unaudited operating results of Schneider Power, classified as discontinued operations, are as follows

	Year Ended	Eight Months Ended	Year Ended
	April 30,	December 31,	December 31,
	2011	2011	2012
Revenue:
Net product sales	$312,063	$175,378	$1,604,296
Contract revenue	357,007	—	—
Total revenue	669,070	175,378	1,604,296
Costs and expenses:
Cost of product sales	100,203	104,238	643,378
Research and development	635,608	336,858	121,813
Selling, general and administrative	1,381,242	956,786	949,044
Impairment of long-lived operating assets (1)	1,000,000	7,529,118	—
Amortization of intangible assets	425,893	243,265	105,874
Total costs and expenses	3,542,946	9,170,265	1,820,109
Operating loss	(2,873,876)	(8,994,887)	(215,813)
Interest expense, net	(97,511)	(59,370)	(1,149,747)
Other, net	17,212	—	(18,553)
Loss from discontinued operations before income taxes	(2,954,175)	(9,054,257)	(1,384,113)
Income tax benefit (expense)	(87,777)	14,718	415,411
Net loss from discontinued operations held for sale	$(3,041,952)	$(9,039,539)	$(968,702)

(1)
During the year ended April 30, 2011, we capitalized $1.2 million of construction related activities on the Spring Bay wind farm project that was scheduled to be operational in April 2011; however, project activities on the wind farm were suspended near the end of 2010 due to a lack of sufficient capital to complete the project and the project was abandoned. As a result of the abandonment, we recognized a charge of $1.0 million for the year ended April 30, 2011 in the Renewable Energy reporting segment for the impairment of long-lived assets related to the project, of which $0.8 million was associated with construction in progress. The impairment was based on construction related costs and fees incurred to date that were considered non-recoverable as a result of the abandonment of the project.

During the eight months ended December 31, 2011, both the solar and wind industries were affected by short-term economic variables, changing industry dynamics and uncertain parameters relating to pricing, government policies and overall supply/demand issues. In addition to industry wide factors, we were unable to sufficiently fund the development of certain Schneider Power renewable energy projects at a level that we had originally expected to. As a result of these factors, we initiated an impairment assessment of Schneider Power’s intangible and goodwill assets

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and recognized impairment charges of $7.5 million during the eight months ended December 31, 2011, of which $2.5 million is related to goodwill and $5.0 million is related to intangible assets.

The unaudited balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	December 31, 2011	December 31, 2012
Current Assets:
Cash and cash equivalents	$75,053	$578,080
Accounts receivable, net	9,805	454,088
Prepaids and other current assets	223,171	670,794
Total current assets	$308,029	$1,702,962

Non-Current Assets:
Property and equipment, net (1)	$2,317,556	$25,959,563
Intangible asset, net (2)	2,881,598	3,924,327
Goodwill (3)	—	2,308,383
Deposits and other assets	339,488	331,223
Total non-current assets	$5,538,642	$32,523,496

Current Liabilities:
Accounts payable	$425,301	$933,377
Accrued payroll obligations	73,855	33,390
Other accrued liabilities	482,085	316,314
Current portion of debt obligations (4)	1,162,348	2,227,668
Total current liabilities	$2,143,589	$3,510,749

Non-Current Liabilities:
Debt obligations, net of current portion (4)	$—	$23,251,117
Deferred income taxes	189,019	146,847
Total non-current liabilities	$189,019	$23,397,964

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Consists mainly of wind turbine assets of the 10 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010. Accumulated depreciation of property and equipment at December 31, 2011 and December 31, 2012 was $156,272 and $332,336, respectively. Depreciation expense during the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012 was $95,129, $63,880 and $193,285, respectively.

(2)
Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power’s renewable energy portfolio and power purchase agreements associated with Schneider Power’s acquisition of the Zephyr Wind Farm in April 2012. The estimated useful lives for intangible assets is 20 years. Accumulated amortization of intangible assets at December 31, 2011 and December 31, 2012 was $672,591 and $797,890, respectively.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012.

(4)	Consists of obligations to secured project lenders as follows:
Turbine Supplier Term Loan—Zephyr Wind Farm
In connection with the acquisition of the Zephyr Wind Farm (see Note 4), Schneider Power assumed a credit facility owed to Samsung Heavy Industries Co. Ltd (Samsung) related to the project (the Samsung Debt). The term loan had a total principal and interest amount of Canadian Dollar (CAD) 23.2 million as of the date of the acquisition. Pursuant to the terms of the original credit facility, Zephyr Farms Limited (Zephyr) was to make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of nine years.
As of December 31, 2012, the total amount of the Samsung Debt was CAD 24.2 million, which consisted of CAD 22.7 million of principal and CAD 1.5 million of accrued interest.

On March 19, 2013, Schneider Power, Zephyr and Samsung entered into a Master Amending Agreement to resolve certain issues with respect to the performance of wind turbines purchased by Zephyr from Samsung pursuant to which the parties agreed to, among other things, (i) allow additional time for Samsung to optimize the wind turbines before a certain turbine availability guarantee period would begin, (ii) waive all obligations under an operations and maintenance agreement that would have been payable to Samsung through January 31, 2013, and (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013 and restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under the credit facility.

Pursuant to the terms of the amended credit facility, Zephyr is now obligated to repay the Samsung Debt, together with interest at rate of 6.5% per year over a 10 year period as follows: (i) an interest payment of CAD 100,000 that was made before March 31, 2013, (ii) an interest only payment in the approximate amount of CAD 1.3 million on July 1, 2013, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD 1.10 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD 2.15 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD 4.9 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD 5.1 million on January 31, 2023 (see Note 19).
The Samsung Debt is secured by the assets of the Zephyr Wind Farm and repayment of the Samsung Debt is guaranteed by Schneider Power, which guaranty is secured by a pledge of all of the shares of Zephyr.
The conversion rate of one CAD to one US Dollar was 0.978 to 1.0 as of December 31, 2011 and 1.005 to 1.0 as of December 31, 2012.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant terms of the assumed Bank Term Loan were as follows: (i) scheduled maturity date of April 3, 2012, (ii) interest at 7.00% per annum, and (iii) required fixed cash payments of CAD 13,482 per month through March 10, 2012, with the remaining principal amount of CAD 1.2 million due on the maturity date.
On April 1, 2012, SPI Providence Bay and the lender entered into a letter agreement (Letter Agreement) pursuant to which SPI Providence Bay and the lender agreed to renew and amend the terms of the Bank Term Loan. The material amendments to the Bank Term Loan were: (i) the maturity date was amended to April 10, 2017, (ii) the interest rate was amended to 6.0% per annum and (iii) the repayment terms were amended to provide for 60 monthly payments of CAD 12,899 and a final payment of CAD 667,422 on the maturity date. We concluded that the modifications in connection with the Letter Agreement represented a replacement of the existing debt instrument with a new debt instrument that we continue to refer to as the Bank Term Loan. There was no gain or loss recognized in connection with the loan replacement.
As of December 31, 2012, the total amount of principal and interest due under the Bank Term Loan was $1.1 million.

Note 4: Acquisition and Divestiture
Zephyr Wind Farm
On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project located in Ontario, Canada (Zephyr Wind Farm). In connection with the acquisition, Schneider Power acquired 100% of Zephyr's outstanding shares in exchange for $2.0 million in cash, assumed the Samsung Debt and assumed$2.7 million of unpaid construction costs and other current liabilities. In addition, Schneider Power incurred $0.1 million in transaction related fees.
Schneider Power used a total of $3.5 million in net cash through December 31, 2012 to complete the purchase of Zephyr and satisfy capitalized construction obligations assumed in connection with the transaction. A summary of the cash used in investing activities related to the transaction is as follows:

Payment of purchase consideration	$1,981,741
Less: cash acquired in acquisition	(126,073)
Payment of construction obligations, net	1,656,059
Net cash used in investing activities of discontinued operations	$3,511,727
Construction of the Zephyr Wind Farm was substantially completed near the end of April 2012 with commercial operations commencing on May 15, 2012.
The allocation of the purchase price of the Zephyr Wind Farm was accounted for under the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. We began consolidating the results of Zephyr effective as of the acquisition date, which are included in discontinued operations on the consolidated financial statements (see Note 3).
During the fourth quarter of 2012, we finalized the allocation of the purchase price. The December 31, 2012 consolidated financial statements reflect the allocation of the $2.0 million purchase price to assets acquired and liabilities assumed based on final determinations of fair values as of the date of acquisition. The excess of the purchase price over the fair values of the net tangible and intangible assets and liabilities has been recorded as goodwill, representing the expected synergies and other intangible value that the Zephyr Wind Farm brings to the Renewable Energy segment.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the allocation of the purchase price to Zephyr net assets acquired on April 20, 2012 (in US Dollars):

Tangible assets acquired at fair value:
Cash and cash equivalents	$126,073
Other current assets	1,028,338
Property and equipment	23,446,250
Total tangible assets acquired	24,600,661

Intangible assets acquired at fair value:
Power purchase agreement asset	1,073,000
Goodwill ascribed to transaction	2,312,105
Total assets acquired	27,985,766

Liabilities assumed at fair value:
Current liabilities	(2,652,531)
Debt obligations	(23,351,494)
Total liabilities assumed	(26,004,025)

Net assets acquired	$1,981,741
As a result of the plan that we committed to on August 9, 2012 to sell Schneider Power, the assets acquired and liabilities assumed in connection with Schneider Power’s acquisition of Zephyr are included in the balances of discontinued operations on the accompanying consolidated balance sheets. The majority of the assets acquired are associated with wind power generation machinery and equipment and a power purchase agreement intangible asset. The estimated useful lives for the machinery and equipment and power purchase agreement intangible asset is 20 years; however, straight line depreciation and amortization was ceased effective as of the date that we committed to the plan to sell
Schneider Power.
The fair values of the tangible assets were estimated using replacement costs. The fair value of the power purchase agreement intangible asset was estimated using a discounted cash flow technique utilizing Level 3 inputs and the fair value of the assumed debt obligations approximated their carrying values based on the specific terms of these obligations. The goodwill recorded is not deductible for tax purposes.
At December 31, 2012, minimum future commitments under a noncancelable operating land lease for Zephyr aggregated $2,116,421, payable as follows: $100,929 in 2013, $100,929 in 2014, $100,938 in 2015, $100,938 in 2016, $100,938 in 2017 and $1,608,749 thereafter. Certain of these leases contain renewal options, which we have not considered in the amounts disclosed. Rental expense under the operating lease was $71,787 in 2012.
At December 31, 2012, minimum payments under an operational and maintenance agreement for Zephyr Wind Farm aggregated $1,708,620, payable as follows: $333,610 in 2013, $333,610 in 2014, $340,282 in 2015, $347,088 in 2016 and $354,030 in 2017.

Grand Valley
During the year ended April 30, 2011, Schneider Power executed an arrangement with a non-affiliated third party for the sale of the Grand Valley wind farm project for $2.1 million in cash. In February 2011, Schneider Power received the balance of the cash consideration and completed the sale of the project. In connection with the sales transaction, Schneider Power distributed $0.9 million in cash to the minority interest partners associated with the project. There was no residual gain or loss recognized on the disposal of the project.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	December 31, 2011	December 31, 2012
Customer accounts billed	$6,368,706	$3,042,332
Customer accounts unbilled	1,277,526	887,653
Allowance for doubtful accounts	(209,974)	(429,686)
Accounts receivable, net	$7,436,258	$3,500,299
We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.
Note 6: Inventories
Inventories of continuing operations consist of the following:

	December 31, 2011	December 31, 2012
Materials and parts	$4,594,694	$4,574,922
Work-in-process	25,164	—
Finished goods	725,793	1,171,429
	5,345,651	5,746,351
Less: provision for obsolescence	(3,010,115)	(3,359,764)
Inventories, net	$2,335,536	$2,386,587
Note 7: Strategic Investments
Investment in Fisker Automotive
On August 7, 2007, we and Fisker Coachbuild, LLC, launched Fisker Automotive, Inc. (Fisker Automotive), for the purpose of designing and producing premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive has since raised a level of capital that has resulted in the dilution of our direct ownership interest to less than 1%. Our investment in Fisker Automotive, which is accounted for under the cost method, was zero as of December 31, 2011 and December 31, 2012.
Under our arrangements with Fisker Automotive, we supply production level component parts and provide engineering services to support Fisker Automotive’s Karma vehicle.
Investment in Affiliates
We account for our affiliates, Asola, PCD, and Shigan Quantum under the equity method of accounting. Our investment in and advances to affiliates for the periods presented are as follows:

	December 31, 2011	December 31, 2012
Quantum Affiliates:
Asola	$5,491,918	$—
Shigan-Quantum	3,425	5,998
PCD	—	—
Investment in and advances to affiliates	$5,495,343	$5,998

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
In December 2010, we acquired a 24.9% interest in AQS. AQS was established to serve as a holding company for certain divisions of Asola’s current business. We include AQS as part of our overall disclosures for our investments in and advances to Asola for reporting purposes. The conversion rate of one euro to one US dollar was 1.30 to 1.0 as of December 31, 2011 and 1.32 to 1.0 as of December 31, 2012.
Asola maintains its books and records on a calendar-year basis and has reported unaudited financial results under German generally accepted accounting principles as follows:

	Year ended December 31,
	2010	2011	2012
(Euros)
Current assets	€17,659,666	€10,735,484	€11,125,000
Non-current assets	8,774,453	8,025,811	7,282,000
Current liabilities	7,638,813	10,235,943	10,157,900
Long-term liabilities	12,150,438	7,180,038	5,230,000
Product sales	72,758,598	41,177,615	22,446,000
Gross profit (loss) on product sales	13,290,398	3,644,711	(580,000)
Net income (loss)	2,505,522	(5,395,331)	(4,934,000)

(US Dollars)
Current assets	$23,557,000	$13,910,000	$14,688,000
Non-current assets	11,705,000	10,399,000	9,614,000
Current liabilities	10,190,000	13,263,000	13,411,000
Long-term liabilities	16,208,000	9,303,000	6,905,000
Product sales	100,670,000	54,141,000	29,359,000
Gross profit (loss) on product sales	18,389,000	4,792,000	(759,000)
Net income (loss)	3,467,000	(7,094,000)	(6,454,000)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rollforward of Investment in, Advances and Prepayment to Asola
We recorded our initial investment in Asola at cost and adjust the carrying amount of the investment to recognize advances we provide to Asola, the impacts of foreign currency translation, our investment in AQS, our share of the earnings or losses of Asola (including AQS) after the date of acquiring the ownership interest and impairments.
The activity and carrying balance of our investment in, advances and prepayments to Asola for the year ended April 30, 2011, the eight months ended December 31, 2011 and for the year ended December 31, 2012, in US Dollars, is as follows:

	Investment In and Advances to Asola	Prepayments to Asola	Totals
Balance at May 1, 2010	$6,806,944	$3,971,600	$10,778,544
Equity in losses	(231,000)	—	(231,000)
Investment in Asola Quantum Solarpower AG (AQS)	34,664	—	34,664
Accrued interest on advance	142,749	—	142,749
Settlement of accrued interest on advance	(165,052)	—	(165,052)
Foreign currency translation	371,518	469,000	840,518
Balance at April 30, 2011	6,959,823	4,440,600	11,400,423
Equity in losses	(1,091,000)	—	(1,091,000)
Accrued interest on advance	87,846	—	87,846
Settlement of accrued interest on advance	(186,673)	—	(186,673)
Foreign currency translation	(278,078)	(553,560)	(831,638)
Balance at December 31, 2011	5,491,918	3,887,040	9,378,958
Equity in losses	(774,000)	—	(774,000)
Accrued interest on advance	93,712	—	93,712
Accumulated foreign currency translation	635,962	378,250	1,014,212
Impairment	(5,447,592)	(4,265,290)	(9,712,882)
Balance at December 31, 2012	$—	$—	$—

Asola has experienced recurring losses in calendar 2011 and 2012 and declining year-over-year revenues. In addition, European-based solar manufacturers continue to experience significant competition from Chinese-based manufacturers that is eroding opportunities for Asola to remain competitive or be a viable enterprise without a significant restructuring of its operations. These continuing trends along with other indicators that emerged during the third quarter of 2012 indicated that a potential “other-than-temporary” decline in value may have occurred and, as a result, we performed a preliminary assessment as of September 30, 2012 of the recoverability of our prepayments to, our investments in and our advances to Asola. In connection with our assessment, we estimated future cash flows based on the likelihood of various outcomes using a probability-weighted analysis. Based on our preliminary assessment, the carrying value exceeded the fair value and, as a result, we recognized an initial non-cash impairment charge of $5.0 million as of September 30, 2012.

We completed our assessment as of December 31, 2012, which included analysis of events that have occurred subsequent to the balance sheet date. On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013. As a result of the insolvency filing and our belief of a continuing decline in the prospects for Asola's business, we recorded additional impairment charges of $4.7 million effective as of December 31, 2012, representing the complete write-off of the carrying balance of our investments in, advances and prepayments to Asola. The 2012 impairments also included the recognition of accumulated other comprehensive losses associated with foreign currency translation related to the Asola activities. Of the total $9.7 million of impairment charges reported in our consolidated statement of operations in connection with Asola in 2012, $5.4 million is classified as impairment of investments in and advances to affiliate due to the investing nature of the activities and $4.3 million is classified as a component of loss from discontinued operations due to the operating nature of the cell prepayment activities discussed further below and in Note 8.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asola Solar Cell Supply Agreement

Asola is a party to a long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement). Our majority-owned subsidiary, Quantum Solar Inc., which has a related arrangement under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide its share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a long standing dispute between Asola and the supplier under the Supply Agreement that continues to be litigated in Germany. In light of the dispute, Quantum Solar has not purchased, nor does it intend to purchase, any solar cells under its agreement with Asola and has not fully provided its share of the scheduled prepayments that were outlined under the Supply Agreement. In addition, Asola's January 2013 bankruptcy filing along with the March 2013 announcement by the German counter party to the Supply Agreement that due to heavy losses it plans to sell or shut down all its solar cell related operations significantly decreases the likelihood that the prepayments made to date are recoverable. As a result of these considerations, we have abandoned the prepayment assets and fully impaired the carrying value as noted above and in Note 8.

Quantum Solar's scheduled commitments, including amounts in arrears, to purchase solar cells from Asola and provide its share of prepayments to Asola over the remaining scheduled life of the Supply Agreement is approximately 113 million euros; however, in light of the events that have occurred to date, we do not expect that any future purchases will be made or further payments will be required in connection with the November 2007 agreement or upon the resolution of the Supply Agreement dispute. Further, no information has come to our attention that changes our view that we do not have a loss contract that requires a charge to be recognized.
Shigan Quantum
On September 3, 2009, we acquired a 25% interest in Shigan Quantum, a start-up company organized under India's Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. Our net equity in earnings or losses associated with Shigan Quantum for the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012 were approximately earnings of $3,518, losses of $93, and earnings of $2,573, respectively.
Power Control and Design
On October 6, 2009, we acquired a 22% interest in PCD. PCD was a designer and developer of control software for use in motor control, solar-to-grid, wind-turbine, electric vehicle charges and power conversion products and applications for infrastructure, automotive, aerospace and industrial markets. Our net equity in losses associated with PCD for the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012 were approximately $86,819, and $19,609 and $0, respectively. For the year ended December 31, 2012, we did not recognize our share of net losses of PCD under the equity method of accounting as we had no obligation to fund deficit balances of the business and the carrying amount of our investment during the period was zero. PCD ceased operations and commenced dissolution during 2012.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Long-lived Assets
Property and equipment
Property and equipment of continuing operations consists of the following:

	December 31, 2011	December 31, 2012
Plant machinery and equipment	$12,085,288	$12,096,887
Information systems and office equipment	9,882,977	10,057,526
Leasehold improvements	5,388,339	5,396,409
Tooling, dies and molds	3,145,703	3,351,876
Automobiles and trucks	310,444	392,678
Property and equipment in service, gross	30,812,751	31,295,376
Less accumulated depreciation and amortization	(27,853,868)	(28,837,522)
Property and equipment in service, net	2,958,883	2,457,854
Construction in progress:
Plant equipment and other	127,515	751,789
Property and equipment, net	$3,086,398	$3,209,643

Total depreciation expense on property and equipment, including amortization of equipment held under capital leases, was $1,180,960, $768,810 and $983,654 for the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively.
Property and equipment at December 31, 2012 includes $1,371,947 acquired under capital leases of which the majority is included in plant machinery and equipment and construction in progress. Accumulated depreciation of property and equipment acquired under these capital leases was $131,239 at December 31, 2012.
We believe that no event or circumstance currently exists that would indicate a potential impairment of the remaining carrying values of property and equipment, goodwill, or any other significant long-lived asset or asset groups as of December 31, 2012.

Goodwill
Goodwill associated with our continuing operations is all reported in our Fuel Storage & Vehicle Systems business segment. Due to a decline in our market capitalization that occurred late in the 2011 calendar year, we initiated a detailed assessment of the fair value of our Fuel Storage & Vehicles Systems reporting unit and determined the carrying value exceeded its fair value and, as a result, concluded the fair value of the reporting unit no longer supported the full carrying amount of its goodwill. We completed our assessment effective as of December 31, 2011 and recognized a non-cash impairment charge of $18,000,000 to partially write down the reporting unit's goodwill from its previous balance of $30,400,000 to $12,400,000. There was no goodwill activity associated with continuing operations during the year ended December 31, 2012.

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
Asset groups associated with Quantum Solar
In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC's Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. However, on

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical. In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC's Clean Energy Business Financing Program, we recognized total impairment charges of $1,600,000 and $495,016 during the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively, related to the abandonment of assets associated with the solar module manufacturing line.
Further, due to these market conditions and other considerations during the fourth quarter of 2012, we abandoned and wrote off $4,265,290 in prepayment assets (see Note 7) made in prior years related to a cell supply agreement associated with Quantum Solar's anticipated manufacturing operation.
Effective as of December 31, 2012, we (i) have abandoned and fully impaired all asset groups associated with Quantum Solar, (ii) do not believe that there will be any significant future cash flows associated with Quantum Solar and (iii) no longer have any significant continuing involvement in the operations of Quantum Solar or contracts associated with Quantum Solar. Accordingly, these asset groups are considered to be disposed of and as such, we have classified all historical activity and balances of these asset groups as discontinued operations on the accompanying consolidated financial statements. The total amount of losses associated with Quantum Solar included as part of the loss from discontinued operations, net of taxes, on the accompanying statements of operations for the eight months ended December 31, 2011 and the year ended December 31, 2012 were $1,600,000 and $4,760,306, respectively.

Note 9: Facility Exit Obligation
On June 29, 2011, we entered into a sublease agreement with an unrelated third party for one of our facilities located in Lake Forest, California, consisting of approximately 62,000 square feet. The term of the sublease commenced on July 1, 2011 and was scheduled to expire on May 31, 2015. Since we expected to incur costs in excess of the rent scheduled to be received under the sublease for the remaining term of our lease agreement related to the facility without realizing any economic benefit, we recognized a $1.7 million facility exit obligation during the eight months ended December 31, 2011, representing the fair value of the anticipated remaining excess lease costs.
On October 8, 2012, the terms of the sublease agreement were amended. The modified lease terms include (i) a reduction of square footage occupied by the sublessee, (ii) a revised schedule of monthly rent obligations, (iii) scheduled payment dates and amounts for back rent owed, and (iv) a provision, effective beginning on February 28, 2013 and subject to proper notice, that allows us to terminate the amended sublease agreement at any time.
Based on the terms of the modified lease agreement and our intent to terminate the sublease agreement and fully occupy the facility effective February 28, 2013, we reduced the carrying value of the facility exit obligation to $51,410 as of December 31, 2012, representing the fair value of the anticipated remaining excess lease costs and recognized an offsetting gain of $1,056,013 that is included in selling, general and administrative costs in the accompanying consolidated statement of operations.

Note 10: Warranties
We offer a warranty for production level storage vessels, component parts and other alternative fuel products that are shipped to our customers. The specific terms and conditions of those warranties vary depending on the contractual provisions; however, warranty is generally provided for under terms similar to those offered by the OEM to its customers. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.
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

Changes in our product warranty liability for continuing operations are as follows (in thousands):

	Balance at Beginning of Year	Warranties Issued	Settlements Made (1)	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
Twelve months ended April 30, 2011	$90	$56	$(41)	$(57)	$48
Eight months ended December 31, 2011	48	272	(2)	—	318
Twelve months ended December 31, 2012	318	200	(14)	(139)	365
 _____________________

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.
Note 11: Debt Obligations
Our debt obligations for continuing operations consist of the following:

	December 31, 2011	December 31, 2012
Obligations to Secured Lenders
Consent Fee Term Note: $2,390,000 principal and $5,955 accrued interest in December 2011	$2,395,955	$—
Line of Credit: $3,000,000 principal and $9,188 accrued interest in December 2012	—	3,009,188
Capital lease obligation: $3,146,110 principal, $31,344 accrued interest in December 2012	—	3,177,454
Obligations to Other Creditors:
August 2011 Bridge Term Notes: $1,150,000 principal, $61,210 accrued interest, less $33,631 debt discount in December 2011	1,177,579	—
Unsecured “A” Convertible Notes: $3,811,900 principal, $90,430 accrued interest, less $2,676,249 debt discount in December 2011	1,226,081	—
Unsecured “B” Convertible Notes: $3,950,000 principal, $76,139 accrued interest, less $1,323,711 debt discount in December 2011	2,702,428	—
June/ July 2012 Bridge Notes: $7,100,000 principal, $214,751 accrued interest less $1,504,353 debt discount in December 2012	—	5,810,398
Other obligations	63,149	63,510
Debt obligations of continuing operations, current and non-current	7,565,192	12,060,550
Less: obligations classified as current, net of amortization of debt discounts	(7,527,032)	(9,578,723)
Debt obligations of continuing operations, non-current	$38,160	$2,481,827

We have entered into various borrowing arrangements with senior secured lenders and other unsecured lenders over the course of the periods presented in the accompanying consolidated financial statements. These arrangements have been modified on several occasions throughout these periods as discussed below in order to enhance our borrowing capacity and to minimize the level of cash required to service the outstanding obligations over a reasonable period of time.
Year Ended December 31, 2012

The following disclosures reflect the status of our debt obligations for our continuing operations on an instrument by instrument basis as they existed at the beginning of 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during 2012.

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
On February 10, 2012, we entered into an agreement with our former senior lender to amend the terms of the Consent Fee Term Note. The material amendments to the Consent Fee Term Note were as follows: (i) we could settle payment demands using shares of our common stock as long as the VWAP for the three trading days preceding a payment demand was at least $0.95 per share, (ii) after taking into account the$700,000 payment demand made by our former senior lender concurrently with the execution of the amendment (see February 10, 2012 payment demand described below), the aggregate amount of future payment demands that our former senior lender could have made prior to April 10, 2012 was limited to $600,000 (see March 7, 2012 payment demand described below), and (iii) with respect to the$700,000 and $600,000 payment demands described below, a deemed VWAP price of $0.9524 per share was used to determine the number of shares delivered in settlement of those payment demands.
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
On April 10, 2012, our former senior lender demanded the remaining principal amount due under the Consent Fee Term Note of $1,090,000, which we paid in cash on April 11, 2012. As a result of the repayment, all obligations to our former senior lender were satisfied in full, the Credit Agreement and Security Agreement with our former senior lender was terminated and the liens on the assets held by our former senior lender were discharged.
Line of Credit
On May 7, 2012, we obtained the Line of Credit from a bank that provided us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (Line of Credit). The credit facility requires monthly interest payments on outstanding advances and expires on May 7, 2014. The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories. The bank obtained a senior secured position on substantially all of our assets other than our renewable energy segment's wind farm assets and certain equipment acquired under a capital lease arrangement. In

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the execution of the Line of Credit and our initial drawdown under the facility, we paid the bank and our placement agent cash fees totaling $0.4 million and issued warrants to purchase shares of our common stock to the bank and placement agent with a combined fair value of $0.3 million (see Note 13). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the life of the credit facility. The Line of Credit requires an additional commitment fee of $100,000 on the first anniversary of the facility. Based on our eligible levels of accounts receivable and inventories, our outstanding balance approximated the maximum borrowing level allowed under the facility as of December 31, 2012.

Capital lease obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of December 31, 2012, $1.47 million of the proceeds had been used to acquire equipment and $1.78 million of the proceeds was being held in an irrevocable escrow account. The arrangement calls for payments of $111,845.50 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During 2012, we made total payments of $181,846, of which $77,955 was associated with the implied interest cost under the arrangement.
We have the option to prepay the present value of the remaining scheduled lease obligations at any time in a lump sum. The discount rate used to calculate the lump sum will depend on the timing of the prepayment as follows: (i) 4.0% if the prepayment is made prior to November 6, 2013, (ii) 18.0% if the prepayment is made between November 7, 2013 and November 6, 2014, and (iii) 23.0% if the prepayment is made on or after November 7, 2014.
The proceeds held in escrow are classified as restricted assets on the accompanying consolidated balance sheets with the cash balance specifically designated for future equipment purchases and available upon meeting certain contractual requirements. The lease obligation is secured by both the equipment that is acquired under the arrangement and the balance of restricted cash held in escrow.
The following table sets forth the total minimum lease payments under capital leases for equipment along with the present value of the net minimum lease payments as of December 31, 2012:

2013	$1,342,146
2014	1,342,146
2015	1,810,301
Total minimum lease payments	4,494,593
Less: Amount representing interest	(1,348,483)
Present value of net minimum lease payments	3,146,110
Less: Current portion of the present value of minimum lease payments	(696,947)
Capital lease obligation, net of current portion	$2,449,163

Restricted assets held in escrow
In connection with the capital lease obligation, restricted assets of $1.8 million as of December 31, 2012 was included as part of our consolidated balance sheets which is designated for future equipment purchases. Restrictions on the cash will be removed as equipment is purchased.
We paid interest for capital leases of $77,955 in 2012.
August 2011 Bridge Term Notes
On August 23, 2011, we received gross proceeds of $1,150,000 from the sale of senior subordinated promissory notes and warrants in a private placement transaction with accredited investors (August 2011 Bridge Term Notes). The significant terms of the August 2011 Bridge Term Notes as of the origination date and as of December 31, 2011 were as follows: (i) scheduled maturity date of January 31, 2012, (ii) interest at 15.0% per annum, payable in cash upon maturity, (iii) principal

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable in cash and could not be prepaid, (iv) no conversion rights, and (v) notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.
We incurred direct issuance costs of $0.1 million, of which a portion was deferred and amortized over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a debt discount of $0.2 million on the origination date of the August 2011 Bridge Term Notes that was amortized over the term of the notes.
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
The significant terms of the Unsecured “B” Convertible Notes as of December 31, 2011 were as follows: (i) the notes were to mature one year from the respective dates of issuance, (ii) interest at 10.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) holders had the right at any time prior to the maturity date to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at fixed conversion prices ranging from $2.7727 to $2.7832 per share, (v) we had the right to prepay all or part of the notes at any time upon 30 days prior written notice, and (vi) the notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.
During June and July 2012, certain holders of the Unsecured “B” Convertible Notes having an aggregate principal balance of $3,750,000 agreed to exchange their Unsecured “B” Convertible Notes and the warrants they received in connection with their purchase of the Unsecured “B” Convertible Notes for new unsecured and nonconvertible bridge notes having an aggregate principal balance of $3,750,000 that we refer to as the June/ July 2012 Bridge Notes (discussed further below). These holders also received exchange warrants with a combined fair value of $1,275,255 (see Note 13).
We concluded that the exchange of debt and warrants discussed in the preceding paragraph was substantial and represented an extinguishment of the existing debt instruments and issuance of new debt instruments. In connection with the exchange, we recognized a gain of $649,786.
In addition, to the contractual interest cost recognized in connection with the Unsecured “B” Convertible Notes, we also recognized a total of $909,760 of non-cash interest expense during 2012 associated with (a) amortization of a portion of the debt discount that was allocated to the debt instruments at the time the notes were issued and (b) amortization of a portion of the debt issuance costs that were deferred in connection with the transactions. The remaining debt discount and deferred debt issuance costs are being amortized over the scheduled lives of the notes under the effective interest rate method.
None of the holders exercised their conversion rights prior to the contractual maturity date. On October 21, 2012, we repaid the remaining balance of the Unsecured “B” Convertible Notes in full.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June/ July 2012 Bridge Notes
During June and July 2012, we received gross proceeds of $7,100,000 from the sale of 12.0% senior subordinated bridge notes (June/ July 2012 Bridge Notes) and warrants to purchase up to 6,824,854 shares of our common stock in a private placement transaction with accredited investors, of which $3,350,000 was received in cash and $3,750,000 was received in the form of the cancellation of certain principal under the Unsecured “B” Convertible Notes (discussed above). The warrants have a term of five years with fixed exercise prices of $0.85 and $0.89 (see Note 13).
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
We incurred debt issuance costs of $0.6 million, of which a portion was deferred and is being amortized over the term of the notes with the remaining amount attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a combined debt discount of $2.2 million on the origination dates of the June/ July 2012 Bridge Notes that is being amortized over the term of the notes on the effective interest rate method.
Collateral and Covenants
We were not in compliance with the quarterly “Performance to Plan” financial covenant under the Line of Credit during calendar 2012 and as of December 31, 2012. Although we have not yet obtained a waiver of the covenant, our senior lender has not declared a default in the Line of Credit and we continue to negotiate with our senior secured lender on the terms of a mutually acceptable waiver. We were in compliance with all other existing covenants and other requirements of the Line of Credit and our other debt instruments as of December 31, 2012.

Debt Maturities
The table below shows scheduled maturities of our long-term debt of our continuing operations for each of the following years until maturity:

	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2013	$11,083,076	$(1,504,353)	$9,578,723
2014	890,040	—	890,040
2015	1,591,787	—	1,591,787
	$13,564,903	$(1,504,353)	$12,060,550
Debt Obligation Activity in Prior Periods
The following summarizes the impact of significant modifications and other activities related to the debt instruments covering the eight month transition period ended December 31, 2011 and the twelve month period ended April 30, 2011.
Eight Months Ended December 31, 2011
Senior Convertible Notes
During the prior periods reported, we had three outstanding convertible promissory notes (one issued on January 31, 2007 and two issued on July 10, 2009) which we refer to collectively as the Senior Convertible Notes. During the periods reported, each of the Senior Convertible Notes had identical contractual terms.
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

After giving effect to the modifications resulting from the Agreement and Amendment, we thereafter considered the embedded conversion features contained within the Senior Convertible Notes to be derivative instruments as the conversion features could have been settled in cash. Accordingly, we bifurcated the embedded conversion features from the host instruments at fair value, classified these financial derivative instruments as current liabilities, and recognized the changes in their fair values since the date of the amendment in the statement of operations (see Note 12). In addition, we recorded a combined debt discount of $0.2 million that was amortized over the then scheduled life of the amended Senior Convertible Notes.
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

Term Note B

During the prior periods reported, we had a debt obligation with our senior lender at the time that we refer to as Term Note B. From May 1, 2011 through June 7, 2011, the date that the Term Note B was repaid in full, the significant contractual terms of Term Note B that was initially issued on January 16, 2008 were as follows: (i) fixed interest rate of 6.5% payable monthly in arrears, (ii) scheduled maturity date of January 16, 2015, (iii) the note had no scheduled principal amortization payments before maturity; however, our senior lender with proper notice had the option to demand all or part of the principal

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount due under the note at any time, (iv) the note could be repaid in cash or restricted shares at our option, subject to certain conditions, including that our share price must have been at least $10.00 for five consecutive business days prior to the payment date; however, this specific condition was only applicable for principal demands made by the senior lender after January 16, 2012, (v) we had the right to make prepayments under the note beginning on January 16, 2012 (the “First Call Date”), and (vi) when demand for payment or a prepayment was made, the principal amount due under Term Note B was subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date (the “VWAP Price”). When demand for payment was made by the senior lender, the actual amount required to be paid in satisfaction of the amount so demanded was equal to the greater of (A) 1.0 and (B) 0.075 multiplied by the lesser of (x) the VWAP for our common stock for the five business days immediately prior to the repayment date and (y) $70.00 . We referred to the required formula as the Term Note B principal multiplier feature.
During the period from May 12, 2011 through May 23, 2011 the senior lender made payment demands, totaling $1.8 million. For each payment demand, we exercised our contractual right to satisfy the demand using shares of our common stock, and issued a total of 399,416 shares to satisfy the principal repayment demands, with the final delivery of shares occurring on June 7, 2011. The number of shares that we issued in connection with each demand was determined based on a contractual formula. The contractual formula had no intrinsic value when the demands for payment were made as the amount payable would have only increased above the face value of the principal demanded if our VWAP Price would have been above $13.20 per share. The payment of the principal demands in shares resulted in an overall loss of $41,774 for the year ended December 31, 2011, which represented the difference between the fair value of the shares delivered and the amount of principal settled.
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
Consent Fee Term Note

At April 30, 2011 the significant contractual terms of the Consent Fee Term Note were as follows: (i) note accrued interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) payable on demand but demand could only be made prior to July 31, 2011 if the volume-weighted average price per share (VWAP) of our common stock for the five business days preceding a payment demand was above $10.00, (iv) we had the option to settle payment demands in cash or stock, subject to certain conditions, including that our share price must have been at least $10.00 for five consecutive business days prior to the payment date, (v) we had the right to make prepayments under the note beginning after January 16, 2012, and (vi)if a demand for payment or a prepayment was made, the actual amount due with respect to such demand or prepayment was subject to upward adjustment based upon the VWAP for our common stock for the five business days immediately prior to the repayment date, as follows: the greater of (a) the amount so demanded or called and (b) that amount determined by multiplying the principal amount so demanded or called by 0.04, with that product then multiplied by the lesser of (x) the VWAP Price and (y) $50.00. We refer to the payment amount formula discussed in the preceding sentence as the Consent Fee Term Note principal multiplier feature. If we had elected to pay in stock, then the number of shares to be issued would have been equal to the actual amount required to be paid (determined in accordance with the above formula) divided by the VWAP price. Based on the foregoing formula, the principal multiplier only would have increased the amount payable above the face value of the note (i.e. had “intrinsic value”) if our VWAP price had been above $25.00 per share.
Pursuant to the term of the Agreement and Amendment executed on August 31, 2011, the Consent Fee Term Note was amended. The material amendments were as follows: (i) our right to satisfy payment demands using shares of our common stock was amended to provide that we could only exercise such right if the VWAP of our common stock for the three consecutive trading day period prior to the date a payment demand was made was greater than $2.00, (ii) the senior lender’s right to make payment demands was amended so that no payment demands could be made prior to October 31, 2011 unless our VWAP was greater than $2.00, (iii) we were given the right to prepay in cash all or part of the Consent Fee Term Note, and (iv) any shares issued to satisfy principal repayments must have been listed on the Nasdaq Global Market.
The Consent Fee Term Note was considered a convertible debt instrument in applying applicable accounting guidance. From April 16, 2010 (the date we completed the acquisition of Schneider Power and the principal amount was fixed at $3.0 million) through August 31, 2011, we classified the value, if any, of the embedded principal multiplier feature as equity.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We concluded that the modifications to the Consent Fee Term Note on August 31, 2011 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument. However, we determined that the embedded principal multiplier feature contained within the note should be considered a derivative instrument, bifurcated from the host instrument at fair value, reclassified from equity to a current liability, with the change in fair value since the date of the amendment being recognized in the statement of operations (see Note 12).
During the eight month transition period, we made cash payments totaling $0.6 million against the principal amount under the Consent Fee Term Note.
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
We incurred direct issuance costs of $0.1 million in connection with the transaction, of which a portion was deferred and expensed over the term of the notes and the remaining amount was attributed to the warrants and recognized as a reduction to additional paid-in-capital (see Note 13). In addition, we recorded a combined debt discount of $0.3 million that was amortized over the scheduled term of the notes. The principal and accrued interest under the May 2011 Bridge Term Notes was fully repaid in cash on September 30, 2011.

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

We determined that the warrant contracts issued in connection with the private placement should be initially classified as derivative liabilities as a result of contingent exercise price reset provisions that were applicable for the first year after the issuance dates. Accordingly, we allocated a portion of the proceeds to the warrants equal to the fair value of the warrants on the respective issuance dates of $868,000 for the September 29 warrants and $826,000 for the October 12 warrants. We marked to market the warrant contracts and recognized the changes in fair value of these financial instruments in the statement of operations during the applicable contingent exercise price reset period (see Note 12). The remaining proceeds were allocated on a residual basis to the debt instruments. We then allocated a value of $1,081,500 for the September 29 closing and $1,032,909 for the October 12 closing associated with the implied beneficial conversion features which were classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “A” Convertible Notes. These allocations resulted in debt discounts of $1,949,500 and $1,858,909 being recognized in connection with the notes issued on September 29 and October 12, respectively, which were amortized to interest expense over the scheduled lives of the notes.

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

The holders of the Unsecured “B” Convertible Notes had the right at any time prior to maturity to convert all or part of the outstanding principal amount due under the notes into restricted shares of our common stock at a fixed conversion prices ranging from $2.7727 to $2.7832. The Unsecured “B” Convertible Notes were scheduled to mature one year from the respective dates of issuance. Interest was payable in cash on a quarterly basis. The Unsecured “B” Convertible Notes were subordinate in all respects to our obligations to our senior secured lender. We had the right to prepay all or part of the Unsecured “B” Convertible Notes at any time upon 30 days prior written notice. The exercise price for the warrants is $2.64 per share and is fixed. The warrants are not exercisable for six months and expire after five years.
We allocated the proceeds to the debt instruments and warrants on a relative fair value weighted basis. As such, we allocated a combined $1,272,000 to the warrants and a combined $2,678,000 to the debt instruments. We then allocated a combined value of $276,000 associated with the implied beneficial conversion features which we classified as additional paid-in-capital to account for the intrinsic value of the embedded conversion features contained within the Unsecured “B” Convertible Notes. These allocations resulted in a combined debt discount of $1,548,000 being recognized in connection with the notes which was being amortized to interest expense over the one year scheduled lives of the notes.
We also incurred transaction fees of $406,545 in connection with the issuance of the notes and warrants of which $246,903 was allocated to the carrying value of the debt which was being amortized to interest expense over the one year scheduled lives of the notes and the remaining amount was allocated to equity as a reduction to additional paid-in-capital.
Year Ended April 30, 2011
Forbearance Agreement with Senior Lender
On December 31, 2010, we defaulted on the required repayment of the 2010 Bridge Loans, which in turn, caused contractual defaults on all of our senior secured obligations with our senior lender. Pursuant to the terms of the Senior Convertible Notes, Term Note B and the Consent Fee Term Note, upon the occurrence of an event of default, our senior lender had the right to declare the entire amounts outstanding under these debt instruments immediately due and payable.
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
In connection with the January 3, 2011 debt restructure, the Senior Convertible Notes were modified to extend the maturity dates from July 31, 2011 to August 31, 2011 and the fixed conversion prices were reduced from $14.20 to $9.80; the unused Lender Commitment (discussed below) was terminated; the senior lender provided us with a new $5.0 million non-revolving line of credit; and we issued warrants to the senior lender to purchase up to 277,777 shares of our common stock at a fixed exercise price of $9.00.
We determined that the Forbearance Agreement and the restructure of the outstanding debt instruments that were all negotiated at the same time required that we assess the impact of the modifications and replacement instruments on the entire portfolio of debt instruments with our senior lender as a whole and the debt instruments on an individual basis. Although we determined that the lender did not provide a concession in connection with the transactions completed on January 3, 2011 and that the modifications to the existing debt portfolio as a whole was not substantial, we concluded on an individual basis that the modifications to the Senior Convertible Notes (discussed further below) were substantial and represented an implied exchange

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the existing convertible note instruments held by the senior lender with new convertible debt instruments. A net loss on extinguishment of $0.5 million was recognized in connection with the January 3, 2011 transactions as follows:

Modification and replacement of Senior Convertible Notes	$1,392,149
Termination of Lender Commitment derivative	(2,635,000)
Issuance of warrants to senior lender attributable to instruments extinguished	1,320,570
Fee paid to senior lender attributable to instruments extinguished	38,499
Recognition of unamortized debt issuance costs on instruments extinguished	406,749
Loss on modification of debt and derivative instruments, net	$522,967

The net loss on extinguishment is recorded as a component of “loss on modification of debt and derivative instruments, net” on the accompanying consolidated statements of operations for the year ended April 30, 2011.
Senior Convertible Notes
The significant contractual terms of the Senior Convertible Notes as of April 30, 2010 were as follows: (i) annual fixed interest rates of 11.5% through August 31, 2010 (consisting of required minimum payments-in-kind (PIK) of 5.0% and cash or PIK options of 6.5%), declining to 9.5% thereafter as a result of scheduled decreases in the required minimum PIK from 5.0% to 3.0%, (ii) scheduled semi-annual interest payment dates on January 1 and July 1 of each year until maturity and the principal under the notes could not be prepaid in part or whole by us without consent of our senior lender, (iii) scheduled maturity dates of March 31, 2011, (iv) senior lender had the right to extend the scheduled maturity dates to August 31, 2013, subject to proper notice by March 15, 2011, and (v) outstanding principal under the Senior Convertible Notes convertible into shares of our common stock at a fixed conversion price of $14.20 per share at any time until maturity at the option of the senior lender.
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
On July 1, 2010 and January 1, 2011, we elected to add the entire amount of accrued interest of $0.6 million and $0.6 million, respectively, to principal under the Senior Convertible Notes that was payable on the scheduled semi-annual interest payment date in accordance with the PIK provisions contained within the notes.
Term Note B
From April 30, 2010 through April 30, 2011, the significant contractual terms of Term Note B were the same as described above in the eight month transition period in 2011.
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
As a result of the senior lender’s participation in the February 2011 private placement, a loss of $1.6 million on settlement of debt and derivative instruments held by the senior lender was recognized as follows:

Fair value of shares issued to senior lender	$2,355,034
Fair value of warrants classified as equity issued to senior lender	717,000
Fair value of warrants classified as derivatives issued to senior lender	379,000
Increase in fair value of warrants dated January 3, 2011 modified in connection with settlement	21,000
Total consideration to senior lender	3,472,034
Principal settled under LOC	(2,000,000)
Fair value of warrants classified as derivatives cancelled	(157,000)
Debt discount and deferred debt issuance costs recognized	141,807
Carrying value of debt and derivatives settled, net	(2,015,193)
Transaction costs recognized in connection with settlements	154,752
Loss on settlement of debt and derivative instruments, net	$1,611,593
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
We incurred direct issuance costs of $0.7 million in connection with the private placement transaction of which we allocated $0.6 million to the 2010 Bridge Notes which was amortized to interest expense over the scheduled life of the notes of December 31, 2010 with the remaining $0.1 million allocated to the warrants issued to the investors of the 2010 Bridge Notes (see Note 13). In addition, we recorded a debt discount on the origination date of the 2010 Bridge Notes equal to the fair value of the warrants issued with the 2010 Bridge Notes of $0.2 million that was amortized through December 31, 2010.
On December 31, 2010, we defaulted in payment of certain principal and accrued interest due under the 2010 Bridge Notes (the “Bridge Notes Default”).
On January 18, 2011, we and each of the holders of the 2010 Bridge Notes entered into an amendment to the 2010 Bridge Notes, which cured the Bridge Notes Default. Pursuant to the terms of the amendments to the 2010 Bridge Notes which are dated January 12, 2011, we agreed to repay the principal and interest in three installments as follows: (i) 25% of the original principal amount was paid in cash upon execution of the amendments, (ii) 35% of the original principal was paid in cash on February 15, 2011, and (iii) the remaining principal and accrued interest in the amount of $1.9 million was paid in cash on April 29, 2011. Although the holders of the 2010 Bridge Notes had the option to elect to receive the final payment in cash or shares of our common stock, none of the holders elected to receive shares. If a holder had elected to receive shares, the holder was entitled to receive a cash “make-whole” payment, which, when added to the value of the shares so received, would have equaled the full amount of the remaining outstanding principal and interest due to the holder on April 29, 2011. The holder’s option to receive the final principal and accrued interest payment in cash or shares was determined to be an embedded derivative instrument that should be bifurcated and separately accounted for as of the amendment date. The fair value of the conversion feature at January 18, 2011 was $0.1 million (see Note 12).
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
The written put option, which had allowed the senior lender to make a $10.0 million cash payment to us in exchange for a debt instrument in the form of a convertible note, was considered to be a derivative instrument. Accordingly, the fair value of the instrument was recognized as a non-current derivative liability and marked to market each period (see Note 12) until it was terminated. We recognized a gain on extinguishment of the derivative instrument of $2.6 million which represented the fair value of the lender’s put option at the time the Lender Commitment was terminated.
Note 12: Derivative Instruments and Fair Value Measurements
Our derivative instruments are measured on their respective origination dates, at the end of each reporting period and at other points in time when necessary, such as modifications, using Level 3 inputs under accounting guidance for measuring fair value. We do not report any financial assets or liabilities that we measure using Level 1 or Level 2 inputs and there were no transfers in or out of Level 3 inputs for all periods reported.
The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	December 31, 2011	December 31, 2012
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$882,000	$597,000
Warrant contracts issued in August 25, 2008	18,000	—
Warrant “B” contracts issued in February 18, 2011	53,000	3,000
	953,000	600,000
Derivative instruments classified as non-current liabilities:
Warrant contracts issued on September 29, 2011	269,000	—
Warrant contracts issued on October 12, 2011	274,000	—
	543,000	—
Total balance of derivative instruments	$1,496,000	$600,000
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price reset provisions associated with the warrant contracts issued on September 29, 2011 and October 12, 2011 expired on September 29, 2012 and October 12, 2012, respectively. These warrants do not meet the criteria of derivative liabilities subsequent to the expiration of the applicable reset provisions and, as a result, the fair values of these warrant contracts on the dates the reset provisions expired, amounting to $263,000 and $261,000, respectively, were reclassified from derivative liabilities to additional paid-in-capital.
The following table summarizes the changes in the fair value for the derivative instrument liabilities using
Level 3 inputs:

	Convertible Notes	Written Put Option	Consent Fee Term Note	Bridge Notes	Derivative Warrants	Total
Balance at May 1, 2010	$—	$5,518,000	$—	$—	$13,698,000	$19,216,000
Origination of derivative instrument	—	—	—	147,000	—	147,000
Origination of derivative instruments, net of cancellations, in connection with contract modifications recognized in earnings	—	—	—	—	864,000	864,000
Change to existing derivative instrument in connection with contract modifications recognized in earnings	—	(2,883,000)	—	(147,000)	(10,184,000)	(13,214,000)
Termination of derivative instrument recognized in earnings	—	(2,635,000)	—	—	—	(2,635,000)
Balance at April 30, 2011	$—	$—	$—	$—	$4,378,000	$4,378,000
Origination of derivative instrument	—	—	—	—	1,694,000	1,694,000
Change to existing derivative instruments in connection with contract modifications recognized in earnings	9,000	—	—	—	—	9,000
Reclassification of instrument from debt to equity pursuant to contract modification	1,149,000	—	29,000	—	—	1,178,000
Settlements associated with debt payments and warrant exercises	(76,000)	—	(2,000)	—	(1,075,000)	(1,153,000)
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,082,000)	—	(27,000)	—	(3,501,000)	(4,610,000)
Balance at December 31, 2011	$—	$—	$—	$—	$1,496,000	$1,496,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	—	—	—	—	(372,000)	(372,000)
Reclassification of instruments to equity upon expiration of exercise reset provision	—	—	—	—	(524,000)	(524,000)
Balance at December 31, 2012	$—	$—	$—	$—	$600,000	$600,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	October ‘06 Warrants	June ‘07 Warrants	August ‘08 Warrants	February ‘11 “B” Warrants	Aug/Sept ‘09 Warrants	Sept ‘11 Warrants	October ‘11 Warrants
December 31, 2011:
Annual volatility (1)	59.9%	78.7%	82.7%	81.50%	59.9%-61.3%	79.0%	78.9%
Risk-free rate	0.31%	0.36%	0.60%	0.60%	0.12%-0.31%	0.83%	0.83%
Dividend rate	—%	—%	—%	—%	—%	—%	—%
Closing price of Quantum stock	$0.73	$0.73	$0.73	$0.73	$0.73	$0.73	$0.73
Conversion / exercise price	$0.95	$41.80	$38.60	$6.00	$17.00	$0.95	$0.95
December 31, 2012
Annual Volatilitiy (1)	52.90%	51.40%	51.50%	53.30%	52.6%-53.4%	78.60%	78.90%
Risk-free rate	0.21%	0.25%	0.31%	0.36%	0.21%	0.50%	0.51%
Dividend rate	—%	—%	—%	—%	—%	—%	—%
Closing price of Quantum stock	$0.68	$0.68	$0.68	$0.68	$0.68	$0.68	$0.68
Conversion/excerise price	$0.83	$41.80	$38.60	$6.00	$17.00	$0.83	$0.83
 _____________________

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.

Note 13: Stockholders’ Equity
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
Increase in Authorized Shares
At the Special Meeting of Stockholders held on May 10, 2011 and February 14, 2012, our stockholders authorized increases in the number of authorized shares of common stock from 20,000,000 to 50,000,000 and from 50,000,000 to 150,000,000, respectively, of which 100,000 shares are designated as Series B non-voting common stock.
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
The 2011 Plan provides for an aggregate of 3,100,000 shares to be initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Plan increase annually beginning on January 1, 2013 by an amount equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. Effective January 1, 2013, an additional 500,000 shares were added to the Plan pursuant to the evergreen provision.
On June 8, 2012, the Compensation Committee granted 105,000 shares of restricted stock and 477,500 stock options under our 2011 plan to certain of our employees and executives. As of January 1, 2013, after including the effects of forfeitures of awards to date and the evergreen provision, 3,583,000 shares remain available for issuance under the 2011 Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 16 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Year Ended April 30, 2011:
Cost of product sales	$30,013	$—	$30,013
Research and development	179,285	—	179,285
Selling, general and administrative	20,285	830,056	850,341
Total share-based compensation	$229,583	$830,056	$1,059,639
Eight Months Ended December 31, 2011:
Cost of product sales	$35,246	$—	$35,246
Research and development	111,298	—	111,298
Selling, general and administrative	15,388	440,479	455,867
Total share-based compensation	$161,932	$440,479	$602,411
Twelve Months Ended December 31, 2012:
Cost of product sales	$28,482	$—	$28,482
Research and development	117,975	—	117,992
Selling, general and administrative	16,471	161,820	178,292
Total share-based compensation	$162,928	$161,820	$324,766

Shared-based compensation during the year ended December 31, 2012 includes a reduction of compensation reported in selling, general and administrative of $232,268 related to certain unvested restricted stock and outstanding stock option awards that were forfeited as a result of the discontinuance of employment of certain former employees in the second quarter of 2012.
As of December 31, 2012, there was $646,703 of unrecognized share-based compensation expense for stock options and restricted stock of which we expect to recognize $416,831 in 2013, $172,028 in 2014, $43,467 in 2015 and $14,377 in 2016.

Stock Options
Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	398,599	$16.08
Granted	477,500	$0.62
Forfeited	(83,586)	$4.37
Expired	(98,901)	$20.36
Options outstanding at December 31, 2012	693,672	$6.24	8.2	$27,430
Vested and expected to vest at December 31, 2012	634,710	$6.24	7.6	$25,098
Options exercisable at December 31, 2012	198,920	$16.12	5.4	$—

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above is based on our closing stock price of $0.68 per share as of the last business day of the year ended December 31, 2012, and represents the amount that would have been received by the optionees had all options been exercised on that date.
Below is a summary of the estimated weighted average grant-date fair value along with a summary of the assumptions used in the fair value calculations for the 239,500 stock options granted during the fiscal year ended April 30, 2011 under the 2002 Plan and the 477,500 stock options granted during the year ended December 31, 2012 under the 2011 Plan. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected life of options granted is derived based on the historical life of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

	Year Ended	Year Ended
	April 30, 2011	December 31, 2012
Estimated grant-date fair value per option granted	$8.86	$0.45
Exercise price per option granted	$11.80	$0.62
Dividend yield	—%	—%
Expected life - years	6.2	5.8
Risk-free interest rate	2.0%	1.6%
Expected volatility of common stock	89.4%	89.7%
A summary of the options activity of our non-vested options and changes during the year ended December 31, 2012 are as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested outstanding at January 1, 2012	171,152	$8.47
Granted	477,500	$0.45
Vested	(70,374)	$10.33
Forfeited	(83,526)	$3.25
Nonvested outstanding at December 31, 2012	494,752	$1.69
There were no stock options granted during the eight months ended December 31, 2011. There were no stock options exercised during any of the periods presented. The total fair value of options vested was $647,072, $151,753 and $50,566 for the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively.

Restricted Stock
We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as stock compensation expense ratably over the vesting period, typically three years. Changes in outstanding restricted stock were as follows:

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Restricted Stock	Weighted Average Grade Date Fair Value
Nonvested at January 1, 2012	93,750	$11.81
Granted	105,000	$0.62
Vested	(1,250)	$14.00
Forfeited	(42,500)	$9.13
Nonvested at December 31, 2012	155,000	$4.94
Vested and expected to vest at December 31, 2012	155,000	$4.94
The weighted average grant-date fair value of restricted stock granted during the year ended April 30, 2011 was $11.78. There were no restricted stock awards granted during the eight months ended December 31, 2011.
            The total fair value of restricted stock vested was $88,600, $0 and $913 during the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively.
Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at May 1, 2010	2,333,322
Issued - original number	1,852,440
Issued - additional number (1)	1,296,507
Expired	(73,322)
Canceled	(492,573)
Warrants outstanding at April 30, 2011	4,916,374
Issued - original number	12,572,332
Issued - additional number (1)	2,227,904
Exercised	(365,916)
Forfeited	(698,456)
Expired	(73,520)
Warrants outstanding at December 31, 2011	18,578,718
Issued - original number	40,593,899
Issued - additional number (1)	430,609
Exercised	(670,000)
Terminated (2)	(1,454,640)
Expired (3)	(19,146,197)
Warrants outstanding at December 31, 2012	38,332,389

(1)	Associated with reset provisions of certain warrant contracts.

(2)	Represents terminated warrants associated with the exchange of Unsecured "B" Convertible Notes with the June/July 2012 Bridge Notes.

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
A summary of our outstanding warrants as of December 31, 2012 is as follows:

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	3,408,981	$0.83	(2)
June 22, 2007	December 22, 2014	257,583	$41.80	(1)
August 25, 2008	August 25, 2015	1,398,964	$38.60	(3)
August 3, 2009	August 3, 2014	32,005	$17.00	(1)
September 4, 2009	September 4, 2014	83,476	$17.00	(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	222,217	$18.20	(1)
July 22, 2010	July 22, 2013	96,859	$18.20	(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	36,197	$13.40	(1)
January 3, 2011	February 18, 2014	277,777	$9.00	(1)
January 12, 2011	January 12, 2014	131,892	$9.20	(1)
February 18, 2011	February 18, 2016	759,370	$6.57	(1)
February 18, 2011; Series "B"	February 18, 2016	393,933	$6.00	(1)
May 9, 2011	May 8, 2014	78,455	$2.92	(1)
May 20, 2011	May 19, 2014	90,313	$2.92	(1)
June 15, 2011	June 15, 2016	1,445,862	$3.85	(1)
June 15, 2011	June 15, 2018	45,000	$3.12	(1)
June 15, 2011	June 15, 2018	120,271	$3.85	(1)
June 20, 2011	June 20, 2016	57,079	$3.90	(1)
June 20, 2011	June 20, 2018	132	$3.90	(1)
July 6, 2011	July 6, 2016	419,729	$3.85	(1)
August 23, 2011	August 23, 2016	115,000	$3.85	(1)
September 29, 2011	September 29, 2016	550,703	$0.83	(3)
October 12, 2011	October 12, 2016	564,348	$0.83	(3)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	76,555	$2.64	(1)
November 2, 2011	November 2, 2014	540,000	$2.12	(1)
December 21, 2011	December 21, 2016	6,315,789	$1.22	(1)
January 19, 2012	January 19, 2017	132,750	$1.22	(1)
March 20, 2012; Series "B"	March 20, 2017	5,244,000	$1.02	(1)
March 21, 2012; Series "B"	March 21, 2017	6,624,000	$1.02	(1)
May 3, 2012; Series "B"	May 3, 2017	110,450	$1.02	(1)
June 14, 2012; Series "B"	June 14, 2017	204,450	$1.02	(1)
May 8, 2012	May 8, 2019	200,000	$0.90	(1)
May 7, 2012	May 7, 2013	917,839	$2.12	(1)
May 7, 2012	May 7, 2019	555,556	$0.90	(1)
June 22, 2012	June 22, 2017	4,029,851	$0.85	(1)
June 28, 2012	June 28, 2017	719,178	$0.85	(1)
July 25, 2012	July 25, 2017	2,075,825	$0.89	(1)
December 31, 2012		38,332,389
(1) No; contract does not provide for an exercise price reset provision.
(2) Yes; contract provides for reset of exercise price along with increase in number of shares in connection with sales of future equity below current exercise price.
(3) Yes; contract provides for a price reset provision; however, provision is no longer applicable.
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3,

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009, September 4, 2009 and February 18, 2011 (Series “B”). Although we mark to market all the warrants classified as liabilities each period (see Note 12), the fair values of the warrants issued on June 22, 2007, August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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
The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock, and the warrants issued on September 29, 2011 and October 12, 2011 contained contingent exercise price reset provisions related to subsequent equity sales. Under GAAP, if an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives that are classified as non-current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations. On September 29, 2012 and October 12, 2012, the exercise price reset provisions expired for the applicable warrants issued in 2011 and as a result, the warrants were no longer treated as derivative liabilities and the fair values of $263,000 and $261,000, respectively, were reclassified to additional paid-in-capital.
The fair values of the derivative liabilities associated with warrant contracts on the dates of the consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the consolidated statements of operations are disclosed in Note 12.
The warrants issued on October 27, 2006 and August 25, 2008 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of the warrants, we have completed capital raising transactions through December 31, 2012 that resulted in the reset of the exercise price to $0.83 for the warrants issued on October 27, 2006 and to $38.60 for the warrants issued on August 25, 2008. The warrants issued on August 25, 2008 were reset to the lowest price allowable of $38.60 under their contractual terms during the year ended April 30, 2011 so the reset provision is no longer applicable.
The warrants issued on October 27, 2006 and August 25, 2008 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 3,408,981 at December 31, 2012. The warrants issued on August 25, 2008 increased to the maximum allowed under the contract of 1,398,964 during the year ended April 30, 2011. Any resets to the

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.
Shares Available
The number of undesignated shares available as of December 31, 2012 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares Authorized	149,900,000	100,000	20,000,000
Less shares issued and outstanding at December 31, 2012	(47,761,119)	(49,998)	—
Less shares designated as of December 31, 2012 for issuance under:
Stock options (1)	(3,276,672)	—	—
Warrants outstanding	(38,332,389)	—	—
Undesignated shares available	60,529,820	50,002	20,000,000

(1) Includes all of the options outstanding plus 2,583,000 shares remaining that are available for issuance under the 2011 Plan.

Note 14: Income Taxes
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations:

	Year Ended	Eight Months Ended	Year Ended
	April 30, 2011	December 31, 2011	December 31, 2012
Income tax benefit at U.S. statutory rates	34.0%	34.0%	34.0%
Goodwill impairment	—%	(15.9)%	—%
Impairment of investment in and advances to affiliates	—%	—%	(12.0)%
Derivative instruments and fair value measurements	30.8%	2.0%	1.3%
Share-based compensation	(1.8)%	(0.2)%	(0.4)%
Other	(1.2)%	(1.0)%	(1.0)%
Valuation allowance	(58.9)%	(10.7)%	(21.8)%
Foreign rate differential	(0.8)%	(8.2)%	—%
Effective tax rate	2.1%	—%	0.1%

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the provision for income taxes for continuing operations on a separate tax return basis:

	Year Ended		Eight Months Ended		Year Ended
	April 30, 2011		December 31, 2011		December 31, 2012
Current:
Federal	$—	—	$—	—	$4,000
State and local	6,500		—		—
	6,500		—		4,000
Deferred:
Federal	(6,975,162)		(2,375,346)		(5,429,173)
State and local	(1,141,855)		(146,236)		119,791
	(8,117,017)		(2,521,582)		(5,309,382)
Less: Change in valuation allowance	7,782,239		2,521,582		5,309,382
Subtotal	(334,778)		—		—
Income tax expense (benefit)	$(328,278)		$—		$4,000

The components of deferred tax assets and liabilities at December 31 were as follows:

	2011	2012
Deferred income tax assets:
Accrued compensation	$388,414	$236,329
Accrued warranty	28,207	76,782
Inventory	1,186,768	1,159,753
Share-based compensation	2,416,246	2,520,703
Other comprehensive loss	399,863	400,746
Tax credits	764,575	764,575
Other	247,310	320,473
Net operating loss carryforwards	84,232,336	90,111,897
	89,663,719	95,591,258
Less: Valuation allowance	(88,646,082)	(94,573,057)
Total deferred income tax assets	1,017,637	1,018,201
Deferred income tax liabilities:
Equipment and leasehold improvements	(484,622)	(424,123)
Intangible asset	(722,034)	(741,152)
Other	—	227
Net deferred tax liability	$(189,019)	$(146,847)
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
Our wholly-owned subsidiary held for sale, Schneider Power, based in Canada, has certain deferred tax liabilities which cannot be offset by net operating loss carry forwards from the US businesses and represents the entire balance of the net deferred tax liability at December 31, 2011 and December 31, 2012 which is included as a component of non-current liabilities of discontinued operations held for sale on the accompanying consolidated balance sheets.
Undistributed earnings of Schneider Power at December 31, 2012, which are nominal, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
Loss from operations before income taxes for the eight month transition period ended December 31, 2011 and the year ended December 31, 2012 attributable to domestic operations was $27.9 million and $25.2 million, respectively, and loss attributable to foreign operations was $9.1 million and $1.4 million, respectively.
At December 31, 2012, we had federal net operating loss carryforwards of approximately $234 million available to offset future federal taxable income that expire between the years 2021 and 2031. We had state net operating loss carryforwards of approximately $129 million available to offset future state taxable income that expire between the years 2013 and 2031.
We have no unrecognized tax benefits for uncertain tax positions as defined under GAAP for any of the periods presented. To the extent applicable in the future, interest and penalties related to income tax liabilities will be included in pre-tax income as interest expense and tax penalties.
At December 31, 2012, our U.S. federal tax returns related to the years ended April 30, 2008 through April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012 remain open to examination by the tax authorities. However, we have consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred only to the extent that the net operating losses may be adjusted.
The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders or public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. We incurred such an event in the past which limits the future use of our losses and may result in expiration of a portion of the losses before utilization. We may also have incurred such an event or events over recent years; however, we have not completed a current study to determine the extent of the limitations. Until a study is completed and the extent of the limitations is able to be determined, no amounts are being presented as an uncertain tax position.

Note 15: Earnings (Loss) Per Share
We compute net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We consider common equivalent shares from the exercise of stock options, warrants and convertible debt payable in the instance where the shares are dilutive to our net loss. The effects of stock options, warrants and convertible debt were anti-dilutive for all periods presented.
The following table sets forth the computation of basic and diluted loss per share:

	Year Ended	Eight Months Ended	Year Ended
	April 30, 2011	December 31, 2011	December 31, 2012
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(7,988,453)	$(27,857,741)	$(25,184,878)
Net loss from discontinued operations	(3,041,952)	(10,639,539)	(5,729,008)
Net loss attributable to stockholders	$(11,030,405)	$(38,497,280)	$(30,913,886)
Denominator for basic and diluted loss per share data - weighted-average shares	9,700,395	15,577,364	43,135,376
Basic and diluted loss per share data:
Net loss from continuing operations	$(0.82)	$(1.79)	$(0.59)
Net loss from discontinued operations	(0.32)	(0.68)	(0.13)
Net loss attributable to stockholders	$(1.14)	$(2.47)	$(0.72)

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
The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive:

	Year Ended	Eight Months Ended	Year Ended
	April 30, 2011	December 31, 2011	December 31, 2012
Stock Options	420,784	398,599	693,672
Warrants	4,916,374	18,578,718	38,332,389
Convertible Notes	1,298,151	3,282,412	—
Term Notes	300,000	1,195,000	—
	6,935,309	23,454,729	39,026,061

Note 16: Business Segments and Geographic Information
Business Segments
We classify our business into three reporting segments: Fuel Storage & Vehicle Systems (formerly referred to as the Electric Drive & Fuel Systems), Renewable Energy and Corporate. Due to our plan to dispose of Schneider Power within the next 12 months, the Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is now classified as discontinued operations (see Note 3).
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.
Fuel Storage & Vehicle Systems Segment
Our Fuel Storage & Vehicle Systems segment is a leader in natural gas storage systems, integration and vehicle system technologies. This segment's operations primarily consist of the development and production of natural gas fuel storage and system technologies, alternative fuel vehicles, and advanced vehicle propulsion systems. This segment's portfolio of technologies includes natural gas and hydrogen storage and metering systems, electronic and software controls, hybrid electric drive systems, and other alternative fuel technologies and solutions that enable fuel efficient, low emission natural gas and hybrid, plug-in hybrid electric and fuel cell vehicles. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provide fast-to-market solutions to support the production of natural gas, plug-in hybrid, hydrogen-powered hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.

Our Fuel Storage & Vehicle Systems segment supplies lightweight, high-pressure natural gas and hydrogen storage tanks using advanced composite technology capable of storage at up to 10,000 pounds per square inch (psi). This segment's proprietary control systems and software is integrated into base vehicle components such as inverters, chargers, battery systems and converters to provide customized hybrid drive-train technologies and systems. The Fuel Storage & Vehicle Systems segment also designs and manufactures computerized controls, regulators and automatic shut-off equipment for fuel systems.
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources - product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems, (ii) the sale of drivetrain components to Fisker Automotive for use in its Fisker Karma vehicle, and (iii) the sale of transportable hydrogen refueling stations.
Our Fuel Storage & Vehicle Systems segment generates contract revenue by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development is expensed as incurred and is primarily related to the operations of the Fuel Storage & Vehicle Systems segment for each of the periods presented. Research and development expense includes both customer-funded research and development and internally-sponsored research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in our Fuel Storage & Vehicle Systems segment that are funded under customer contracts.
Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors.

Activities of Quantum Solar were included as part of our Corporate segment until the assets were fully abandoned as of December 31, 2012 and as a result, the historical activities and balances are now classified as part of discontinued operations on the accompanying consolidated financial statements.

In May 2012, we recognized charges of $1.0 million associated with separation arrangements executed in connection with the resignations of our former President/Chief Executive Officer along with our former Executive Chairman of the Board. The charges, included in selling, general and administrative costs on the accompanying consolidated statements of operations, primarily represent the sum of post-employment scheduled cash payments of $1.4 million to the former executives, partially offset by the reversal of forfeited unvested stock-based awards and cancelled benefits as a result of their resignations.
Geographic Information
Our long-lived assets as of December 31, 2012 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on two wind farms located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada that could be developed as a renewable energy project. Our affiliate, Asola, is based in Erfurt, Germany.
Revenue for continuing operations by country is as follows (in thousands):

	Year Ended	Eight Months Ended	Year Ended
	April 30, 2011	December 31, 2011	December 31, 2012
United States	$15,344	$14,040	$14,209
Germany	2,470	3,001	5,727
Finland	1,392	7,062	2,055
India	130	27	349
Canada	235	159	336
France	21	—	12
China	13	—	12
Other	—	13	12
Total	$19,605	$24,302	$22,712

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended	Eight Months Ended	Year Ended
	April 30, 2011	December 31, 2011	December 31, 2012
Total Revenue
Fuel Storage & Vehicle Systems	$19,605,178	$24,302,343	$22,712,071
Operating Loss
Fuel Storage & Vehicle Systems	$(5,689,421)	$(16,961,774)	$(6,634,866)
Corporate	(9,249,974)	(7,758,216)	(7,783,647)
Total	$(14,939,395)	$(24,719,990)	$(14,418,513)
Product Gross Profit
Fuel Storage & Vehicle Systems:
Net product sales	$4,231,695	$14,876,349	$14,526,031
Cost of product sales, affiliate	(78,416)	(2,272,139)	(1,040,170)
Cost of product sales, non-affiliates	(3,514,207)	(8,380,814)	(9,716,968)
Gross profit	$639,072	$4,223,396	$3,768,893
Capital Expenditures
Fuel Storage & Vehicle Systems	$269,056	$782,444	$997,789
Corporate	—	9,139	109,110
Total	$269,056	$791,583	$1,106,899
Depreciation
Fuel Storage & Vehicle Systems	$1,147,070	$756,026	$947,931
Corporate	33,890	12,784	35,723
Total	$1,180,960	$768,810	$983,654
Goodwill Impairment
Fuel Storage & Vehicle Systems	$—	$18,000,000	$—

Identifiable assets by reporting segment are as follows:

	December 31, 2011	December 31, 2012
Identifiable Assets
Fuel Storage & Vehicle Systems	$26,008,797	$22,488,400
Renewable Energy - Held for Sale	5,846,671	34,226,458
Corporate	14,581,281	4,546,502
	$46,436,749	$61,261,360
Note 17: Revenue and Purchase Concentrations
Agility Fuel Systems comprised 3%, 9% and 26%, General Motors comprised 13%, 14% and 20%, and Fisker Automotive comprised 58%, 62% and 19%, of the total consolidated revenue for continuing operations reported for the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively.
As of December 31, 2011 and December 31, 2012, General Motors comprised 13% and 24%, Agility Fuel Systems comprised 7% and 14%, and Fisker Automotive comprised 53% and 5%, of our total outstanding accounts receivable for continuing operations, respectively.
For the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, purchases from one supplier constituted approximately 15%, 24% and 24%, respectively, of net raw materials purchases of our continuing operations. For the year ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, ten suppliers accounted for approximately 70%, 90% and 75%, respectively, of net raw materials purchases of our continuing operations.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18: Commitments and Contingencies
Operating Lease Commitments
We have certain non-cancelable operating leases for facilities and equipment that are not accounted for as liabilities under GAAP. Future minimum lease commitments under these other non-cancelable operating leases at December 31, 2012 are as follows:

Lease Commitments
2013	$2,958,140
2014	3,032,896
2015	1,785,478
Total minimum lease payments	$7,776,514
Total rental expense recognized under our operating leases for the years ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012 was approximately $2.9 million, $1.6 million and $2.6 million, respectively. These leases are non-cancelable and certain leases have renewal options and escalation clauses.

We currently lease our development and testing facility in Irvine under a long-term contract with an unrelated third party that acquired the lease contract in connection with the unrelated third party's purchase of the facility in October 2012. The facility was previously owned by Cartwright, LLC and another unrelated party (collectively referred to as “Cartwright LLC”). Our former chief executive officer and an irrevocable trust established by our former chairman of the board held significant ownership interests in Cartwright LLC during the entire period of the lease term up until the time the facility was sold to the unrelated third party. The terms of the lease contract did not change as a result of the facility ownership change. The lease term began on November 1, 2008 and is scheduled to expire on October 31, 2015. We made cash payments to Cartwright LLC during the year ended April 30, 2011, during the eight month period ended December 31, 2011 and during the year ended December 31, 2012 in amounts totaling $1.0 million, $0.6 million and $1.0 million, respectively.
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
Compensation Plan
We sponsor a defined contribution plan (the “401K Plan”) for our continuing operations that is qualified under Internal Revenue Service Code Section 401(k). The 401K Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).
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
Contributions attributable to us approximated $0.2 million, $0.2 million and $0.3 million for the years ended April 30, 2011, the eight months ended December 31, 2011 and the year ended December 31, 2012, respectively.
Employment Agreements
We have entered into employment agreements with our Chief Executive Officer and other executive officers and senior managers which provide for annual base salary, other benefits and severance obligations. Our total remaining obligation under the terms of these agreements is approximately $1.5 million for those agreements that are in place as of December 31, 2012. The total obligation consists of the estimated minimum contractual obligations under the arrangements assuming a termination of employment without cause initiated by us and benefit continuation to the employees assuming a cost to us of 15% of base salaries.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic Alliance with General Motors
We had a ten year strategic alliance agreement with General Motors which was comprised of several agreements and arrangements that ended in July 2011. In connection with the alliance, each party jointly owns technology that was jointly created under the alliance. No jointly owned patents were received or applied for under the alliance. Under the alliance, each party granted the other certain exclusive and/or nonexclusive licenses with respect to certain developed by such party prior to and during the term of the alliance and also with respect to the jointly owned intellectual property. Certain provisions under these agreements, that were subject to conditions under the alliance arrangement, called for potential future revenue sharing payments from us to General Motors for products sold using certain technologies developed under the alliance. No expense was recognized and no payments were made under the revenue sharing arrangement for any of the periods presented in the accompanying consolidated financial statements and we concluded in 2012 that there are no contingent obligations related to revenue sharing provisions in the future since the conditions required for the revenue sharing provisions to be applicable were not met prior to the expiration of the strategic alliance.

Note 19: Subsequent Events
On January 24, 2013, we entered into agreements with certain accredited investors for the sale and purchase of $1,800,000 of unsecured 0% nonconvertible promissory notes (the “2013 Bridge Notes”) and warrants to purchase shares of our common stock (the “Private Placement”). The 2013 Bridge Notes include a $300,000 original issue discount; provided, however, if the 2013 Bridge Notes are repaid in full on or before July 1, 2013, then the total principal amount due under the 2013 Bridge Notes is reduced to $1,625,000, which, as a result, would lower the original issue discount to $125,000. At closing, we received gross proceeds of $1,500,000.
The 2013 Bridge Notes are unsecured obligations. Except for the original issue discount, the 2013 Bridge Notes do not carry interest unless and until there is an event of default, in which case the outstanding balance would carry interest at 18% per annum. The 2013 Bridge Notes call for monthly amortization payments of $150,000 due and payable on the first business day of each month commencing on March 1, 2013. The 2013 Bridge Notes mature on December 31, 2013; provided, however, in the event we do not (i) raise net proceeds of at least $3.0 million from one or more non-dilutive financings or other capital raising transactions by April 30, 2013 and (ii) obtain at least a six months extension of the maturity date from holders of at least 75% of the principal amount of bridge notes issued by us in June and July of 2012 that are scheduled to begin maturing in September 2013, then the maturity date shall be changed to September 1, 2013. We can prepay the 2013 Bridge Notes, in whole or in part, at any time without penalty and, if we repay the 2013 Bridge Notes in full on or before July 1, 2013, then the amount of the original issue discount is reduced to $125,000. Upon the occurrence of an event of default, the investors have the right to demand repayment of all or part of the 2013 Bridge Notes and, if we fail to repay the amount so demanded within 30 days, then we must pay a 20% premium.
Each investor received a warrant entitling the investor to purchase shares of our common stock equal in number to 100% of the purchase price for such investor’s bridge note divided by $1.00. The aggregate number of shares underlying the warrants is 1,500,000. Each warrant has a term of 5.5 years, cannot be exercised for a period of six months following the date of issuance and entitles the investor to purchase one share of our common stock at an initial exercise price of $1.00 per share (the “Initial Exercise Price”), subject to customary anti-dilution adjustments. If the 2013 Bridge Notes have not been repaid in full by July 2, 2013, then a full-ratchet anti-dilution provision (price only) applies for the remaining term of the warrants, subject, however, to a floor price of $0.71 (the “Floor Price”). If the 2013 Bridge Notes are repaid in full before July 2, 2013 and on the date of such repayment the closing price for a share of our common stock is less than the Initial Exercise Price, then the exercise price will be adjusted to the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price on the date the 2013 Bridge Notes are repaid in full. The warrants permit a cashless exercise if at the time of exercise the underlying shares are not covered by an effective registration statement.
In the event that the 2013 Bridge Notes are not repaid in full prior to July 2, 2013, then each investor shall receive an additional warrant (collectively, the “Additional Warrants”) entitling such investor to purchase shares of our common stock equal in number to one-third of the number of shares underlying the initial warrant issued to such investor. If the Additional Warrants are issued, the maximum number of shares underlying the Additional Warrants would be 500,000. The Additional Warrants would have terms substantially the same as the initial warrants, except that the initial exercise price would be the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price for a share of our common stock on July 1, 2013, subject to customary anti-dilution adjustments. The Additional Warrants would also have a full-ratchet anti-dilution provision (price only), provided that, the exercise price cannot be reduced below the Floor Price.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We paid our placement agent a cash fee of $112,500 and issued the placement agent a warrant to purchase 45,000 shares of our common stock, with terms substantially the same as the investor warrants described above, in consideration for the placement agent’s services in connection with the private placement.
The investors and placement agent have piggyback registration rights with respect to the shares of common stock underlying the warrants.

On March 19, 2013, our wholly-owned subsidiary, Schneider Power and its indirect wholly-owned subsidiary, Zephyr entered into a Master Amending Agreement with Samsung to resolve certain issues with respect to the performance of wind turbines purchased by Zephyr from Samsung pursuant to which the parties agreed to, among other things, (i) extend the grace period to January 31, 2013 and extend the wind turbine delivery date to February 1, 2013 under a turbine supply agreement; thus, allowing additional time for Samsung to optimize the wind turbines before the “Availability Guarantee Period” would begin, (ii) waive all obligations under an operations and maintenance agreement that would have been payable to Samsung through January 31, 2013, and (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013 and restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under a credit facility in the approximate principal amount of CAD $22.7 million (the Samsung Debt).

Under the original repayment terms, Zephyr was to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a ten year period as follows: (1) eighteen semi-annual payments of principal and interest in the approximately amount of CAD $1.05 million commencing nine months following the date that the Zephyr wind farm achieved commercial operations (which event occurred in May 2012) , (ii) a principal balloon payment in year five in the approximate amount of CAD $5.3 million and (iii) a final payment in year ten in the approximate amount of CAD $9.6 million.

Pursuant to the terms of the Master Amending Agreement, Zephyr is now obligated to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a ten year period as follows: (i) an interest payment of CAD $100,000 that was made before March 31, 2013, (ii) an interest only payment in the approximate amount of CAD $1.3 million on July 31, 2013, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.10 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.15 on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $4.9 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

In connection with the execution of the Master Amending Agreement, Zephyr and Samsung also executed an Amended and Restated Credit Agreement. Except for the modifications to the repayment terms of the principal and interest obligations owed under the Credit Agreement, no other material amendments were made to the Credit Agreement. The Samsung Debt is secured by substantially all of Zephyr’s assets. Concurrent with the parties’ execution of the Master Amending Agreement and the Amended and Restated Credit Agreement, Zephyr executed in favor of Samsung a Debenture Delivery Agreement and a Debenture to secure the payment and performance by Zephyr of the Samsung Debt.

On March 20, 2013, we and Schneider Power entered into a definitive Agreement of Purchase and Sale (the “Real Estate Purchase Agreement”) with an unrelated third party (the Buyer) for the purchase and sale of certain real estate owned by Schneider Power for a purchase price of CAD 340,000. The real estate sold under the Real Estate Purchase Agreement was leased to and used by Schneider Power Providence Bay, a wholly-owned subsidiary of Schneider Power, in connection with its 1.6MW wind farm.
Concurrent with the signing of the Real Estate Purchase Agreement, we and our indirect wholly-owned subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), entered into an Asset Purchase Agreement with the Buyer under which the Buyer agreed to purchase substantially all of the assets owned by SPI Providence Bay for a purchase price of approximately CAD $1.2 million, which consists of a cash payment of CAD $66,000 at closing and the assumption by the Buyer of approximately $1.1 million of liabilities.
The closing of the transactions contemplated by the Real Estate Purchase Agreement and Asset Purchase Agreement, which is expected to occur within thirty days, is subject to customary closing conditions including the receipt of third party consents. The purchase agreements also contain customary representations, warranties, covenants and mutual indemnification.
Subsequent to the latest balance sheet date, we have completed capital raising transactions through March 26, 2013 that resulted in the contractual reset of the exercise price of the warrants issued in October 27, 2006 to $0.62. These warrants also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 4,563,639 as of March 26, 2013. Any resets to the exercise price of these warrants in the future will have an additional dilutive effect on our existing shareholders.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Valuation and qualifying accounts are as follows:

Account Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions and Other Adjustments	Balance at End of Period
Allowance for doubtful accounts:
Year ended April 30, 2011	$72,109	$63,825	$(27,149)	$108,785
Eight months ended December 31, 2011	108,785	109,298	(8,109)	209,974
Year ended December 31, 2012	209,974	244,249	(24,537)	429,686
Provision for obsolescence reserve:
Year ended April 30, 2011	2,881,251	154,879	5,258	3,041,388
Eight months ended December 31, 2011	3,041,388	(31,273)	—	3,010,115
Year ended December 31, 2012	3,010,115	349,649	—	3,359,764
Warranty reserve:
Year ended April 30, 2011	89,754	(1,071)	(41,030)	47,653
Eight months ended December 31, 2011	47,653	271,719	(1,418)	317,954
Year ended December 31, 2012	317,954	61,155	(14,360)	364,749

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 1, 2013

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ BRADLEY J. TIMON
Bradley J. Timon, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]
Power of Attorney
Each director and officer of the Company whose signature appears below hereby appoints William B. Olson and Bradley J. Timon, and each of them individually, as his or her true and lawful attorney-in-fact and agent to sign in his name and behalf, in any and all capacities stated below, and to file this Annual Report with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. BRIAN OLSON	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013
W. Brian Olson

/S/ BRADLEY J. TIMON	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 1, 2013
Bradley J. Timon

/S/ THORIN J. SOUTHWORTH	Controller	April 1, 2013
Thorin J. Southworth

/S/ JONATHON LUNDY	Chairman of the Board of Directors	April 1, 2013
Jonathon Lundy

/S/ BRIAN A. RUNKEL	Director	April 1, 2013
Brian A. Runkel

/S/ G. SCOTT SAMUELSEN	Director	April 1, 2013
G. Scott Samuelsen

/S/ CARL E. SHEFFER	Director	April 1, 2013
Carl E. Sheffer

/S/ PAUL GRUTZNER	Director	April 1, 2013
Paul Grutzner