Form 10-K/A
period 2012-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2013-04-30
CIK 1166380

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $35.1 million, based upon the closing sale price of the Registrant's common stock on such date, as reported on NASDAQ. Shares of common stock held by each executive officer and director and each person owning more than 10% of the outstanding common stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the issuer's classes of common stock as of April 25, 2013: 50,977,677 shares of common stock, $.02 par value per share, and 49,998 shares of Series B common stock, $.02 par value per share.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
FORM 10-K/A
Explanatory Note
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Quantum Fuel Systems Technologies Worldwide, Inc., for the fiscal year ended December 31, 2012 as originally filed with the Securities and Exchange Commission (SEC) on April 1, 2013 (the “Original Filing”). This Form 10-K/A amends the Original Filing to replace in its entirety the information provided in Part III of the Original Filing, which is required to be filed within 120 days from our fiscal year end. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Directors
Our Amended and Restated Certificate of Incorporation, as amended (“Certificate of Incorporation”), gives our Board of Directors the authority to fix, from time to time, the size of our Board; provided that, the number shall not be less than four nor more than eleven. The size of our Board is currently fixed at six members. In accordance with our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”), the terms of office of our Board of Directors are divided into three classes as nearly equal in size as possible with staggered three-year terms: Class I, whose term will expire at our 2014 annual meeting, Class II, whose term will expire at the 2015 annual meeting, and Class III, whose term will expire at the 2013 annual meeting. Our Class I directors are Paul E. Grutzner and Brian A. Runkel; our Class II directors are G. Scott Samuelsen and Jonathan Lundy; and our Class III directors are W. Brian Olson and Carl E. Sheffer. On December 17, 2012, upon the recommendation of the Nominating and Governance Committee, the Board appointed Mr. Olson as a Class III director to fill a newly created vacancy. Mr. Sheffer was a member of Class I until February 6, 2013, when he was reassigned to Class III, whose term will expire at the annual meeting. The Board reassigned Mr. Sheffer to Class III, with his consent, in order to rebalance the three classes, as nearly equal in number as possible in accordance with our Certificate of Incorporation and Bylaws.
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
Information about our Directors
Below is the name and age of each nominee standing for election at the Annual Meeting and for each of our other directors, the year in which each first became a director, his principal occupation and certain other pertinent information:
Directors Whose Term Continues Until the 2013 Annual Meeting
W. Brian Olson, age 49, has served as our President and Chief Executive Officer since May 2012, and was appointed to our Board of Directors on December 17, 2012. Prior to his appointment as our President and Chief Executive Officer, Mr. Olson had served as our Chief Financial Officer and Treasurer since August 2002. From July 1999 to August 2002, Mr. Olson served as Treasurer, Vice President and Chief Financial Officer of IMPCO Technologies, Inc.. He originally joined IMPCO in October 1994 where he held various financial positions, including serving as Corporate Controller. Prior to joining IMPCO, Mr. Olson was with the public accounting firm of Ernst & Young LLP and its Kenneth Leventhal Group. Mr. Olson holds a B.S. degree in business and operations management from Western Illinois University and an M.B.A. degree in finance and economic policy from the University of Southern California. Mr. Olson is a Certified Financial Manager and a Certified Management Accountant.
Carl E. Sheffer, age 67, has served as one of our directors since March 2005. Mr. Sheffer is President of Sheffer Enterprises, LLC, a consulting organization focused on the automotive industry, and has over 40 years of experience in the automotive industry. Prior to forming Sheffer Enterprises, Mr. Sheffer was Vice President, OEM Relations, for the Specialty Equipment Market Association (“SEMA”). During his 8 1/2 years with SEMA, Mr. Sheffer was responsible for all of the association's interactions with the original equipment manufacturers (OEMs), including trade show participation, technology transfer programs, new vehicle measuring sessions and various dealer relations initiatives. Between 1972 and 1999, Mr. Sheffer held a variety of roles in human resources management, manufacturing, public relations and public policy for General Motors Corporation. Mr. Sheffer received a B.S. in business administration from Central Michigan University and a Master's degree from Oakland University.

Directors Whose Terms Continue Until the 2014 Annual Meeting
Paul E. Grutzner, age 47, has served as one of our directors since July 2005. Mr. Grutzner founded ClearPoint Financial, LLC, an independent pension consulting firm, in 2002, and currently serves as its Managing Partner. Prior to founding ClearPoint Financial, LLC, Mr. Grutzner held positions consulting on retirement plans with RBC Dain Rauscher and CIBC Oppenheimer. He received a B.S. in Agricultural Economics and Sociology from the University of Wisconsin, Madison.
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
Directors Whose Terms Continue Until the 2015 Annual Meeting
G. Scott Samuelsen, age 70, has served as one of our directors since July 2002. Since 1970, Dr. Samuelsen has been a professor at the University of California, Irvine, and is currently a Professor of Mechanical, Aerospace and Environmental Engineering. Henry Samueli Endowed Chair, and serves as the Director of the National Fuel Cell Research Center, the UCI Combustion Laboratory, and the Advanced Power and Energy Program. He also serves as a co-Chair of the California Stationary Fuel Cell Collaborative, and a Fellow of the American Society of Mechanical Engineers. Dr. Samuelsen received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of California, Berkeley.
Jonathan Lundy, age 49, was appointed to our Board of Directors on April 16, 2010 in connection with our acquisition of Schneider Power Inc. In August 2012, Mr. Lundy was appointed as our non-executive Chairman of the Board. Mr. Lundy is Senior Vice President, General Manager WOU, Atomic Energy of Canada Limited (“AECL”), a full service nuclear energy company. Prior to his joining AECL, from October 2011 to January 2012, Mr. Lundy served as Chief Restructuring Officer of ATS Automation Inc. From September 2009 to October 2011, Mr. Lundy served as AECL's Senior Vice President and General Counsel. From June 2008 to August 2009, Mr. Lundy served as Chief Executive Officer of our subsidiary, Schneider Power Inc. From October 2000 to May 2007, Mr. Lundy served respectively as General Counsel, and then President, Power and Generation, for Hydrogenics Corporation, a developer and manufacturer of fuel cell and electrolyzer technologies. Mr. Lundy has a BA and LLB from the University of Western Ontario. Mr. Lundy was a director of Schneider Power from August 2008 to April 2010.
Executive Officers
A list of our executive officers is included in Part I, Item 1 of the Original Filing under the heading “Executive Officers.”
CORPORATE GOVERNANCE
Meetings of the Board of Directors
During the year ended December 31, 2012, there were a total of eleven meetings of the Board of Directors. Each director attended, either in person or by telephone, all of the meetings of the Board and the committees of the Board on which he served during his tenure.
Board Independence
Nasdaq listing standards require that a majority of the members of a listed company's board of directors qualify as “independent,” as defined under Nasdaq Listing Rules and as affirmatively determined by the board of directors. After review of all the relevant transactions or relationships between each director (and his family members) and the Company, senior management, and our independent auditors, our Board of Directors has affirmatively determined that at all times during the year ended December 31, 2012, a majority of our directors were independent directors within the meaning of applicable Nasdaq rules. At all times since January 1, 2012, Messrs. Grutzner, Runkel, Samuelsen and Sheffer have been independent. The Board determined that Mr. Lundy qualified as independent beginning in August 2012.

Policy on Meetings of Independent Directors
The Board of Directors has adopted a policy that its independent members shall meet separately on a regular basis in executive session without the presence of its non-independent members or members of management.
Board Leadership Structure and Risk Oversight
Our Chief Executive Officer and Chairman of the Board positions have been separated since our inception in 2002. We believe this structure is most appropriate for us as it allows our Chief Executive Officer to focus on day-to-day direction of the Company in furtherance of the long-term strategy established by our Board of Directors, while our Chairman of the Board is able to provide strategic guidance to our Chief Executive Officer and set the agenda for and preside over our Board of Director meetings. Prior to May 10, 2012, our Chairman of the Board was an employee of the Company and, therefore, was not “independent” and did not attend in camera sessions of “non-employee” directors. Our Chairman of the Board resigned on May 10, 2012. Jonathan Lundy was appointed as non-executive Chairman of the Board in August 2012. Although we do not have a formal policy in place regarding who presides over in camera sessions, Mr. Lundy has performed that function since his appointment in August 2012 as non-executive Chairman of the Board. Prior to then, that function was performed by the Chairman of our Audit Committee. Our “non-employee” directors generally conduct in camera sessions on a quarterly basis at each regularly scheduled quarterly meeting and each special meeting.
Our Board of Directors is responsible for the oversight of risks facing the Company. To that end, the Board of Directors receives regular updates from management and the Chairman of each of our committees. The Board of Directors evaluates risks separately and collectively, including oversight of (i) the financial condition of the Company, (ii) the Company's long-term strategy, (iii) the overall industry, (iv) corporate safety, (v) pending or threatened material legal matters, (vi) new developments in regulatory matters, (vii) succession planning, and (viii) other corporate governance matters.
While our Board of Directors has the ultimate oversight responsibility for our risk management process, various committees of our Board of Directors also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and the assessments of risks reflected in audit reports. Legal and regulatory compliance risks are also reviewed by our Audit Committee. Risks related to our compensation programs are reviewed by the Compensation Committee. Risks related to succession planning and other corporate governance matters are reviewed by the Nominating and Governance Committee. Our Board of Directors is advised by its committees of significant risks and management's response usually on a quarterly basis.
Stockholder Communications with Directors
We have established a process by which stockholders can communicate with our Board of Directors. Stockholders may communicate with the Board of Directors, or an individual member of the Board of Directors, by sending their communications to the Board of Directors to the following address:
Board of Directors of
Quantum Fuel Systems Technologies Worldwide, Inc.
c/o Corporate Secretary
25242 Arctic Ocean Drive
Lake Forest, CA 92630

Communications received from stockholders are forwarded directly to the Board of Directors, or to any individual member or members, as appropriate, depending on the facts and circumstances outlined in the communication. The Board of Directors has authorized our Corporate Secretary, in his or her discretion, to exclude communications that are patently unrelated to the duties and responsibilities of the Board of Directors, such as spam, junk mail and mass mailings. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out by the Corporate Secretary pursuant to the policy will be made available to any non-management director upon request.

Board Member Attendance at the Annual Meeting
The Board of Directors' policy with regard to Board members' attendance at the annual meetings of stockholders is that attendance is not mandatory but members are encouraged to attend, either in person, by telephone or by other similar means of live communication (including video conference or webcast). All Board members attended the 2012 annual meeting held on August 9, 2012, except for Mr. Grutzner who was unable to attend.
Committees of the Board of Directors
Audit Committee. We have a separately-designated standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Messrs. Grutzner (Chair), Lundy and Samuelsen, each of whom is “independent” under applicable Nasdaq rules. Mr. Lundy replaced Mr. Runkel on the Audit Committee in August 2012. Mr. Runkel was “independent” under applicable Nasdaq rules while he served on the Audit Committee. During the year ended December 31, 2012, there were six meetings of the Audit Committee. The Audit Committee reviews our accounting and auditing procedures, reviews our audit and examination results and procedures and consults with our management and our independent auditors prior to the presentation of our financial statements to stockholders. The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent auditors and reviews the independence of the independent auditors as a factor in making these determinations. The Audit Committee meets alone with our independent auditors and with management in separate executive sessions and grants our independent auditors free access to the Audit Committee at any time.
The Board of Directors has determined that at all times since January 1, 2012, each current and former member of the Audit Committee (i) has met the criteria for independence set forth in applicable SEC rules and regulations, including Rule 10A-3(b) under the Exchange Act, (ii) has been an “independent” director as defined in applicable Nasdaq rules, including Rule 5605(a)(2) thereof, (iii) has not participated in the preparation of our financial statements at any time during the past three years, and (iv) has been able to read and understand fundamental financial statements. The Board of Directors has determined that Paul E. Grutzner has the requisite financial sophistication required under Rule 5605(c)(2) of the Nasdaq Rules and has the requisite attributes of an “audit committee financial expert” in accordance with Item 407(d)(5) of Regulation S-K.
The Board of Directors has adopted a formal Audit Committee Charter, which is available on our website at www.qtww.com under “About Quantum - Corporate Governance-Corporate Governance Charter.”
Compensation Committee. The current members of our Compensation Committee are Messrs. Grutzner, Runkel, Sheffer and Samuelsen (Chair), each of whom is “independent” under applicable Nasdaq rules. Messrs. Grutzner, Runkel and Samuelsen served on the Compensation Committee at all times during the fiscal year ended December 31, 2012. Mr. Sheffer was appointed to the Compensation Committee in August 2012. During the year ended December 31, 2012, there were five meetings of the Compensation Committee. The Compensation Committee reviews and makes recommendations to our Board of Directors concerning salaries and incentive compensation for our executive officers, identifies performance measures for our executive officers, oversees the administration of our employee benefit plans and approves new plans. The Compensation Committee administers our stock incentive plans. The Compensation Committee may form and delegate authority to subcommittees when appropriate.
For more discussion of the duties and responsibilities of our Compensation Committee and the role of compensation consultants in determining or recommending the amount or form of executive compensation during the fiscal year ended December 31, 2012, see Item 11 - “Executive Compensation”.
The Board of Directors has adopted a formal Compensation Committee Charter, which is available on our website at www.qtww.com under “About Quantum - Corporate Governance-Corporate Governance Charter.”
Nominating and Governance Committee. The members of our Nominating and Governance Committee are Messrs. Sheffer (Chair), Runkel and Lundy, each of whom is “independent” under applicable Nasdaq rules. Mr. Lundy replaced Mr. Grutzner on the Nominating and Governance Committee in August 2012. Mr. Grutzner was “independent” under applicable Nasdaq rules while he served on the Nominating and Governance Committee. During the year ended December 31, 2012, there were four meetings of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for identifying and recommending qualified individuals to become members of our Board of Directors, determining the composition of the Board of Directors and its committees, reviewing Board of Directors' compensation and benefits, reviewing our compliance with the applicable Nasdaq corporate governance listing standards, evaluating compliance with our code of ethics, and implementing processes for effective communication with our stockholders, including reviewing stockholder proposals properly submitted to us.
The policy of the Nominating and Governance Committee is to consider properly submitted stockholder recommendations for candidates for membership on our Board of Directors. In evaluating such recommendations, the Nominating and Governance Committee will address membership criteria set forth below under “Director Qualifications.” Any stockholder recommendations proposed for consideration should include the candidate's name and qualifications for membership on the Board of Directors and should be addressed to:
Board of Directors of
Quantum Fuel Systems Technologies Worldwide, Inc.
c/o Corporate Secretary
25242 Arctic Ocean Drive
Lake Forest, CA 92630
The Board of Directors has adopted a formal Nominating and Governance Committee Charter, which is available on our website at www.qtww.com under “About Quantum - Corporate Governance-Corporate Governance Charter.”
Code of Conduct
We have adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website at www.qtww.com under “About Quantum-Corporate Governance-Code of Ethics.” In addition, we will provide to any person a copy of our Code of Business Conduct and Ethics upon written request to:
Quantum Fuel Systems Technologies Worldwide, Inc.
Attn: Corporate Secretary
25242 Arctic Ocean Drive
Lake Forest, CA 92630
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during the year ended December 31, 2012 all directors, executive officers, and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
Overview
The Compensation Committee reviews and makes recommendations to our Board of Directors concerning salaries and incentive compensation for our executive officers, identifies performance measures for our executive officers, oversees the administration of our employee benefit plans and approves new plans. The Compensation Committee also serves as the Administrator of our stock incentive plans. The Compensation Committee may form and delegate authority to subcommittees when appropriate. For the year ended December 31, 2012, our “named executive officers” were W. Brian Olson, our President and Chief Executive Officer, Kenneth R. Lombardo, our Vice President - Legal, General Counsel and Corporate Secretary, David M. Mazaika, our Executive Director of Strategic Development, Alan P. Niedzwiecki, our former Chief Executive Officer, and Dale L. Rasmussen, our former Chairman of the Board.

Compensation Objectives
The objective of the Company's executive compensation program is to create long-term value for the Company's stockholders by offering a compensation package to the Company's named executive officers that is designed to (i) attract talented individuals with unique skill sets and experience in the renewable energy/clean technology sector, (ii) incentivize and motivate those talented individuals to apply their unique skill sets at a superior level and in furtherance of the Company's strategic plan, (iii) reward those individuals for extraordinary contributions to the Company and major achievements, and (iv) retain those talented and motivated individuals to lead the Company's future development, growth and success.
The primary elements of the compensation package provided to the named executive officers consists of a base salary, discretionary cash bonus, discretionary grant of equity awards under the Company's 2011 Stock Incentive Plan, employment-related benefits, and certain limited perquisites. On an annual basis, the Compensation Committee performs a review of the compensation package for each of the named executive officers and, subject to any contractual restrictions or limitations, makes any adjustments or modifications that it deems reasonable and necessary in light of the Company's compensation philosophy and objectives. In performing its review, the Compensation Committee first receives a proposal from the Chief Executive Officer which sets forth the Chief Executive Officer's recommendations for the other named executive officers regarding (i) salary increases, (ii) the amount of discretionary cash bonus, if any, and (iii) the number of equity incentive awards, if any. The Compensation Committee then considers such recommendations along with various other objective and subjective factors, such as the named executive officer's individual performance and extraordinary contributions during the year, the Company's performance, stock performance, the results of any reports or studies prepared by a compensation consultant and the desire or need to ensure that the named executive officer remains in the Company's employ. The compensation package for the Chief Executive Officer is determined solely by the Compensation Committee. The Compensation Committee reviews each element of compensation separately and in the aggregate when making its decisions. In years when discretionary cash bonuses and equity awards are granted, the Compensation Committee also considers the Company's cash resources and short-term needs in determining the appropriate allocation between the awards. The Compensation Committee has reviewed the Company's compensation policies and practices for all employees, including the named executive officers, and concluded that they do not reward unreasonable risk or promote excessive risk-taking that is reasonably likely to have a material adverse effect on the Company.
The Compensation Committee may, from time to time, consider benchmarking data, internet-based compensation information and resources, and, as needed, the advice of one or more compensation consultants in order to ensure that the compensation paid to the named executed officers remains competitive. During the year ended December 31, 2012, the Compensation Committee directly engaged Semler Brossy Consulting Group LLC (“Semler Brossy”) to (i) assist the Compensation Committee in connection with proposed amendments to each of the named executive officer's employment agreements and (ii) perform a peer review compensation analysis for the Company's Chief Financial Officer who was appointed in May 2012. Semler Brossy did not provide any additional services to the Company during the year ended December 31, 2012.
Components of Executive Compensation
Base Salary
Historically, a large percentage of the overall compensation paid to our named executive officers consisted of a guaranteed base salary. The Compensation Committee believes that a guaranteed base salary is necessary to attract individuals that possess the unique skill set needed for the development and growth of a young company in an emerging industry, and to assure retention of that unique skill set and associated experience, relationships and competitive advantage. The base salaries of the executive officers are determined on the basis of each individual's responsibilities, qualifications, experience and extraordinary contributions to the Company during the preceding year, as well as the salary practices of the peer group and other companies with which the Company competes for executive talent.
The Compensation Committee reviews the base salaries of the Company's executive officers at least annually in accordance with the criteria set forth above. The weight that the Committee places on different factors may vary from individual to individual, and necessarily involves both objective (e.g., new contracts awarded during the fiscal year) and subjective (e.g., successful external relationships established) measurements of individual performance. None of the named executive officers received a pay increase during the year ended December 31, 2012.
Discretionary Cash Bonus
Each executive officer is eligible to receive a discretionary cash bonus on an annual basis. Cash bonuses are awarded solely at the discretion of the Compensation Committee and are intended to reward outstanding efforts and contributions made during the applicable fiscal year. As a general policy, discretionary cash bonuses, if any, are awarded at or near the end of the fiscal year. However, on occasion the Compensation Committee may award a cash bonus during the course of the fiscal year to reward exemplary and outstanding performance on a particular transaction or project. The Compensation

Committee makes its determination as to whether to grant a discretionary annual cash bonus based on the recommendations made by the Chief Executive Officer (for each of the other named executive officers) as well as various individual and Company performance factors such as (i) revenue and EBITDA for the fiscal year compared to prior year and budget, (ii) stock performance, (iii) the executive's individual performance during the year, (iv) extraordinary efforts made by an executive during the fiscal year, (v) major strategic accomplishments, (vi) the desire or need to retain the executive in the face of competition for executive talent in the industry, and (vii) the Company's liquidity.
Historically, discretionary cash bonuses have not been awarded on a regular basis. When granted, the amount of such cash bonuses has been in the range of 5% to 25% of the named executive officer's base salary. No discretionary cash bonuses were awarded for the year ended December 31, 2012.
Equity Awards
The Compensation Committee believes that an important component of the compensation paid to the Company's named executive officers should be derived from equity-based compensation. This compensation takes the form of stock option awards and, under certain circumstances, restricted stock awards. The Compensation Committee believes that stock appreciation and stock ownership in the Company are valuable incentives to executives, that the granting of equity-based awards serves to align their interests with the long-term interests of the stockholders as a whole, and that it encourages executives to manage the Company in its best long-term interests without unreasonable risk-taking.
Prior to October 27, 2011, grants of stock options and restricted stock awards were made under the Company's 2002 Stock Incentive Plan. The 2002 Stock Incentive Plan was terminated on October 27, 2011, when the Company's stockholders approved the Company's 2011 Stock Incentive Plan. Awards made under the 2002 Stock Incentive Plan prior to its termination remain outstanding in accordance with their terms. The Compensation Committee serves as the administrator of the Company's stock incentive plans.
Stock option and restricted stock awards are generally made on an annual basis in connection with the Compensation Committee's annual review of the named executive officer's compensation package. In making its determination as to whether to grant an equity award, the Committee reviews the recommendation made by the Chief Executive Officer (for each of the other named executive officers) as well as objective and subjective performance factors discussed in the Discretionary Cash Bonus section above, plus the named executive officer's expected future contributions to the Company and the named executive officer's stock option grant history. However, the Compensation Committee does not give quantitative weight to any particular performance measure.
The Compensation Committee's policy is to price stock options at the closing price on the date of grant. The 2011 Stock Incentive Plan expressly prohibits re-pricing of outstanding options unless approved by our stockholders. Under the 2002 Stock Incentive Plan, the Committee's policy was to treat any proposed re-pricing or exchange of stock options, including by amending outstanding options to lower their exercise price or by canceling any outstanding options and replacing them with new options, as a material amendment to the 2002 Stock Incentive Plan, thus, requiring stockholder approval under applicable laws, rules and regulations. The Compensation Committee's policy is also to require the option and stock awards to vest ratably over a period of time, typically four years for stock options and three years for restricted stock awards.
On June 11, 2012, the Compensation Committee granted to Mr. Olson an award of 25,000 restricted shares and 40,000 stock options; an award to Mr. Lombardo of 5,000 restricted shares and 25,000 stock options; and an award to Mr. Mazaika of 10,000 restricted shares and 25,000 stock options. The restricted shares vest in full on June 11, 2015 and the options vest ratably over four years (25% per year).
Officer Benefits
The named executive officers receive a range of other benefits, including, but not limited to, participation in a 401(k) savings plan with a Company match component, health and dental coverage, Company-paid term life insurance, and standard and supplemental long-term disability coverage. The Company's focus with respect to benefits for each named executive officer is to provide or offer the individual adequate financial protection (i) against “catastrophes” that will interrupt his or her income (i.e. the executive's death or disability, or the illness or injury of the executive or his or her spouse or dependent children), and (ii) for the individual to afford to be able to retire; that is, to be able to stop working, after a career in the workforce, without suffering a significant decline in his or her standard of living. The Company expects the individual to share in the costs of providing certain of these protections, and intends that the individual's wealth accumulation from participating in the Company's stock plans will be a significant source of retirement income.

The Company also provides Mr. Olson and Mr. Lombardo with severance benefits in the event of an involuntary termination of employment. A description of those severance benefits is described under the heading “Employment Arrangements for Named Executive Officers” below.
Perquisites
The Company provides its named executive officers with a limited range of perquisites on a case-by-case basis that it believes is reasonable, competitive and business-justified. These perquisites may include, but are not limited to, a monthly car allowance, term life insurance, and memberships in clubs that are used for business purposes.
Employment Arrangements for Named Executive Officers
W. Brian Olson was appointed to serve as Chief Executive Officer on May 10, 2012. Prior to his appointment as Chief Executive Officer, Mr. Olson served as the Company's Chief Financial Officer. Mr. Olson's employment agreement dated January 10, 2006, which continues to govern his employment arrangement and continues until the earliest of either the Company's or his termination of employment or his disability, death or retirement, as set forth in the agreement, provides for an annual base salary of $450,000, subject to annual review. The agreement also provides Mr. Olson with the following benefits: (i) the same fringe benefits that are generally made available to the Company's executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks' paid vacation per year, (v) a car allowance of $1,500 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Olson's termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Olson for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Olson obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code, as amended (the “Internal Revenue Code”).
David M. Mazaika has served as the Company's Executive Director Strategic Development since June 27, 2012 and previously served as the Company's Chief Operating Officer. Mr. Mazaika's current annual base salary is $250,000 and is subject to annual review. Mr. Mazaika does not have a written employment agreement, however, his terms of employment include the following benefits: (i) the same fringe benefits that are generally made available to the Company's executive officers, (ii) Company provided term life insurance of $125,000, (iii) four weeks' paid vacation per year, (iv) a car allowance of $1,000 per month, and (v) participation in each incentive compensation plan adopted by the Company.
Kenneth R. Lombardo serves as the Company's General Counsel, Vice President-Legal, and Corporate Secretary pursuant to an Employment Agreement effective as of July 1, 2005, which continues to govern his employment arrangement and continues until the earliest of either the Company's or his termination of employment or his disability, death or retirement, as set forth in the agreement. Mr. Lombardo's current annual base salary is $260,000 and is subject to annual review. The agreement also provides Mr. Lombardo with the following benefits: (i) the same fringe benefits that are generally made available to the Company's executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) four weeks' paid vacation per year, (v) a car allowance of $700 per month, and (vi) participation in each incentive compensation plan adopted by the Company. The agreement further provides for severance benefits upon Mr. Lombardo's termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Lombardo for Good Reason (as defined in the agreement). The severance benefits include: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Lombardo obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.
Alan P. Niedzwiecki served as the Company's President and Chief Executive Officer pursuant to an Amended and Restated Employment Agreement entered into on May 1, 2006, which continued until he resigned on May 10, 2012. The agreement provided for an annual base salary of $725,000, subject to annual review. The agreement also provided Mr. Niedzwiecki with the following benefits: (i) the same fringe benefits that are generally made available to the Company's executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks' paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provided for severance benefits upon Mr. Niedzwiecki's termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Niedzwiecki for Good Reason (as defined in the agreement). The severance benefits included: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Niedzwiecki obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.
On May 10, 2012, Mr. Niedzwiecki tendered and the Board accepted his resignation from all officer and director positions with the Company. In connection with Mr. Niedzwiecki's resignation, the Company and Mr. Niedzwiecki entered into a Separation Agreement pursuant to which the Company and Mr. Niedzwiecki provided a broad mutual release, Mr. Niedzwiecki agreed to certain restrictive covenants for a period of twenty-four months, and the Company agreed to pay, subject to Mr. Niedzwiecki's compliance with the terms of the Separation Agreement, severance equal to one year of base pay, or $725,000, payable over six months in thirteen equal installments. As a result of Mr. Niedzwiecki's resignation, all unvested restricted stock awards were forfeited and unvested stock options terminated on May 10, 2012, and all vested stock options terminated on June 10, 2012.
Dale L. Rasmussen served as the Company's Chairman of the Board pursuant to an Employment Agreement entered into on May 1, 2006, which continued until he resigned on May 10, 2012. The agreement provided for an annual base salary of $600,000, subject to annual review. The agreement also provided Mr. Rasmussen with the following benefits: (i) the same fringe benefits that are generally made available to the Company's executive officers, (ii) term life insurance of at least $1,000,000, (iii) supplemental long-term disability coverage, (iv) personal umbrella coverage of at least $10,000,000, (v) four weeks' paid vacation per year, (vi) the choice of the use of a company owned or leased vehicle or a car allowance of $1,000 per month, and (vii) participation in each incentive compensation plan adopted by the Company. The agreement further provided for severance benefits upon Mr. Rasmussen's termination of employment by the Company without Cause (as defined in the agreement) or by Mr. Rasmussen for Good Reason (as defined in the agreement). The severance benefits included: (i) a lump sum cash payment equal to two times his base salary, (ii) continuation of medical benefits and term life insurance for two years or until Mr. Rasmussen obtains other employment with comparable benefits, (iii) accelerated vesting of all stock awards, and (iv) limited tax gross-up payments to the extent the aggregate severance benefits are subject to excise taxes imposed by Section 280G of the Internal Revenue Code.
On May 10, 2012, Mr. Rasmussen tendered and the Board accepted his resignation from all officer and director positions with the Company. In connection with Mr. Rasmussen's resignation, the Company and Mr. Rasmussen entered into a Separation Agreement pursuant to which the Company and Mr. Rasmussen provided a broad mutual release, Mr. Rasmussen agreed to certain restrictive covenants for a period of twenty-four months, and the Company agreed to pay, subject to Mr. Rasmussen's compliance with the terms of the Separation Agreement, severance equal to one year of base pay, or $600,000, payable over six months in thirteen equal installments. As a result of Mr. Rasmussen's resignation, all unvested restricted stock awards were forfeited and unvested stock options terminated on May 10, 2012, and all vested stock options terminated on June 10, 2012.
Policy Regarding Deductibility of Compensation
Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid to the Chief Executive Officer and certain other “covered” employees defined in Section 162(m). Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Equity awards granted under the Company's 2011 Stock Incentive Plan will qualify as performance-based compensation and be exempt from the Section 162(m) deductibility limit if they are approved by the Compensation Committee and granted in compliance with the requirements of Section 162(m). The Committee believes that in certain circumstances factors other than tax deductibility take precedence when determining the forms and levels of executive compensation most appropriate and in the best interests of the Company and its stockholders. Given the Company's changing industry and business, as well as the competitive market for outstanding executives, the Compensation Committee believes that it is important for it to retain the flexibility to design compensation programs consistent with the Company's overall executive compensation program, even if some executive compensation is not fully deductible by the Company. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible by the Company, and reserves the right to do so in the future when appropriate.

Stockholder Advisory Vote on Executive Compensation and Frequency of Advisory Vote
At the 2012 Annual Meeting of stockholders held on August 9, 2012, approximately 83% of the votes cast by our stockholders approved the overall compensation of the Company's named executive officers for the eight month period ended December 31, 2012. The Company is currently presenting a “say-on-pay” proposal annually. Accordingly, the next say-on-pay vote will take place at our 2013 annual meeting of stockholders.

SUMMARY COMPENSATION TABLE FOR 2012
The following table sets forth information concerning the annual and long-term compensation for services rendered for the year ended December 31, 2012, for the eight month transition period ended December 31, 2011 and for fiscal year ended April 30, 2011 for each of our named executive officers.

Name and Principal Position		Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
W. Brian Olson	Fiscal Year ended December 31, 2012	$450,000	$ —	$15,375	$18,000	$34,515 (4)	$517,890
President and Chief Executive Officer and Director	Eight months ended December 31, 2011	$300,000	$ —	$—	$—	$21,766	$321,766
	Fiscal year ended April 30, 2011	$450,000	$ —	$147,500	$110,000	$29,662	$737,162

Kenneth R. Lombardo	Fiscal Year ended December 31, 2012	$260,000	$ —	$3,075	$11,250	$18,783 (5)	$293,108
Vice President—Legal and Corporate Secretary	Eight months ended December 31, 2011	$173,333	$ —	$—	$—	$12,679	$186,012
	Fiscal year ended April 30, 2011	$260,000	$ —	$103,250	$77,000	$18,737	$458,987

David M. Mazaika	Fiscal Year ended December 31, 2012	$250,000	$ —	$6,150	$11,250	$19,500 (6)	$286,900
Executive Director Strategic Development	Eight months ended December 31, 2011	$166,667	$ —	$—	$—	$12,900	$179,567
	Fiscal year ended April 30, 2011	$250,000	$ —	$88,500	$66,000	$19,350	$423,850

Alan P. Niedzwiecki	Fiscal Year ended December 31, 2012	$250,962	$ —	$—	$ —	$737,214 (7)	$988,176
Former President; Chief Executive Officer; Former Director	Eight months ended December 31, 2011	$483,333	$ —	$—	$—	$25,842	$509,175
	Fiscal year ended April 30, 2011	$725,000	$ —	$147,500	$110,000	$40,820	$1,023,320

Dale L. Rasmussen	Fiscal Year ended December 31, 2012	$207,692	$ —	$ —	$ —	$613,619 (8)	$821,311
Former Executive Chairman of the Board, Former Director	Eight months ended December 31, 2011	$400,000	$ —	$—	$—	$23,201	$423,201
	Fiscal year ended April 30, 2011	$600,000	$ —	$147,500	$110,000	$34,562	$892,062

(1)	Amounts listed in this column represent the fair value of the stock award based on the fair market value of our common stock on the date of grant in accordance with ASC Topic 718.

(2)
Amounts listed in this column represent the fair value of the award estimated on the grant date using the Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, in Note 13 of the Notes to Consolidated Financial Statements.

(3)
In accordance with the rules of the SEC, the compensation described in this table does not include various perquisites and other benefits received by a named officer which do not exceed $10,000 in the aggregate.

(4)
All Other Compensation for Mr. Olson during the year ended December 31, 2012 consisted of auto allowance of $18,000, life, long term disability and umbrella insurance premiums of $3,015 and 401(k) match of $13,500.

(5)
All Other Compensation for Mr. Lombardo during the year ended December 31, 2012 consisted of auto allowance of $8,400, life and long-term disability insurance premiums of $2,583, and 410(k) match of $7,800.

(6)	All Other Compensation for Mr. Mazaika during the year ended December 31, 2012 consisted of auto allowance of $12,000 and 401(k) match of $7,500.

(7)
All Other Compensation for Mr. Niedzwiecki during the year ended December 31, 2012 consisted of separation benefits of $725,000, auto allowance of $4,154, life, long term disability and umbrella insurance premiums of $560 and 401(k) match of $7,500.

(8)
All Other Compensation for Mr. Rasmussen during year ended December 31, 2012 consisted of separation benefits of $600,000, of which $461,358 has been paid to date, auto allowance of $4,154, life and long-term disability insurance premiums of $1,965, and 410(k) match of $7,500. On September 28, 2012, we notified Mr. Rasmussen that we were terminating payments under his Separation Agreement due to our conclusion that he had breached the terms of his Separation Agreement and demanded repayment of the $461,358 of separation benefits previously paid to him. Refer to Item 13 for further details.

OUTSANDING EQUITY AWARDS AT 2012 FISCAL YEAR END (1)
The following table sets forth the equity awards outstanding as of December 31, 2012 for each of our named executive officers:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1)	Market Value of Shares or Units of Stock that Have Not Vested (2)

W. Brian Olson	3,571	—	$22.60	8/11/2013	37,500 (6)	$25,500
	2,273	—	$22.60	3/15/2014
	3,472	—	$22.60	3/3/2015
	2,344	—	$22.60	7/12/2015
	5,208	—	$22.60	8/22/2016
	7,500	—	$16.00	3/14/2018
	6,250	6,250 (3)	$11.80	8/2/2020
		40,000 (4)	$0.615	6/11/2022

Kenneth R. Lombardo	625	—	$22.60	7/12/2015	13,750 (7)	$9,350
	2,083	—	$22.60	8/22/2016
	5,000	—	$16.00	3/14/2018
	4,375	4,375 (3)	$11.80	8/2/2020
		25,000 (4)	$0.615	6/11/2022

David M. Mazaika	5,625	1,875 (5)	$20.40	1/6/2019	17,500 (8)	$11,900
	3,750	3,750 (3)	$11.80	8/2/2020
		25,000 (4)	$0.615	6/11/2022
Alan P. Niedzwiecki (9)
Dale L. Rasmussen (9)

(1)
All option and stock awards were awarded under our 2002 Stock Incentive Plan prior to its termination on October 27, 2011 when our stockholders approved our 2011 Stock Incentive Plan. Options vest ratably over four years and restricted stock awards cliff vest on the third anniversary of the grant date. As of December 31, 2012, 582,500 awards had been granted under our 2011 Stock Incentive Plan.

(2)	The amounts in this column represent the fair value of the restricted stock as of December 31, 2012 based on a closing price for a share of our common stock on that date of $0.68.

(3)	One half of the unexercisable portion of the option award will vest on August 2, 2013 and the remaining portion will vest on August 2, 2014.

(4)	The unexercised portion vests ratably over four years commencing on June 11, 2013.

(5)	The unexercisable portion vested on January 6, 2013.

(6)	12,500 shares will vest on August 2, 2013 and the remaining 25,000 shares will vest on June 11, 2015.

(7)	8,750 shares will vest on August 2, 2013 and the remaining 5,000 shares will vest on June 11, 2015.

(8)	7,500 shares will vest on August 2, 2013 and the remaining 10,000 shares will vest on June 11, 2015.

(9)
The executive resigned on May 10, 2012. As a result, all unvested restricted stock awards were forfeited and unvested stock options terminated on May 10, 2012, and all vested stock options terminated on June 10, 2012.

There were no option exercises or restricted stock vested by our named executive officers during the year ended December 31, 2012.

Director Compensation for 2012
Board Membership and Board Meeting Fees
Effective May 10, 2012, our non-employee directors are paid an annual fee of $21,000 for membership on our Board of Directors. Non-employee directors also receive an attendance fee of $1,750 for regularly scheduled quarterly meetings and an attendance fee ranging from $700 to $1,750 for special meetings, with the amount of the fee dependent on the length and nature of the special meeting. Non-employee directors are also reimbursed their reasonable travel-related expenses for meetings attended in person. Prior to May 10, 2012, our non-employee directors received an annual fee of $30,000 for membership on our Board of Directors and attendance fees of $2,500 for regularly scheduled quarterly meetings and an attendance fee ranging from $1,000 to $2,500 for special meetings, with the amount of the fee dependent on the length and nature of the special meeting.
Committee Fees
Our non-employee directors receive a fee for serving on committees and attending committee meetings. Effective May 10, 2012, the annual fees for the chairpersons of our Audit Committee, Compensation Committee and Nominating and Governance Committee are $14,000, $7,000 and $3,500, respectively; the non-chair members of our Audit Committee receive an annual fee of $3,500; and members of each committee also receive $700 for each committee meeting attended. If a non-employee director serves on more than one committee and attends multiple meetings of the same or different committees on the same day, the director receives a single fee for those meetings, or if the committee meeting is held on the same day as a Board meeting, the director receives only the applicable Board meeting fee. Prior to May 10, 2012, the annual fees for the chairpersons of our Audit Committee, Compensation Committee and Nominating and Governance Committee were $20,000, $10,000 and $5,000, respectively; the non-chair members of our Audit Committee received an annual fee of $5,000; and members of each committee also received $1,000 for each committee meeting attended.
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
On June 11, 2012, all of our non-management directors were granted a one-time special award of 5,000 shares of restricted stock which cliff vest on June 11, 2015 and options to purchase 7,500 shares of our common stock which vest ratably over four years. The Compensation Committee granted the awards to our directors in connection with a Company-wide grant of stock awards based upon the recommendation by the Nominating and Governance Committee that the awards were appropriate in light of the fact that all non-management directors agreed to a 30% reduction in cash fees effective on May 10, 2012 and all non-management directors waived their right to receive their annual stock option grants for calendar 2011.

The table below sets forth the compensation earned by our non-employee directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Jonathan Lundy (3)	$42,196	$3,075	$3,375	$48,646
Paul E. Grutzner (4)	$71,310	$3,075	$3,375	$77,760
Brian A. Runkel (5)	$61,528	$3,075	$3,375	$67,978
G. Scott Samuelsen (6)	$65,309	$3,075	$3,375	$71,759
Carl E. Sheffer (7)	$44,196	$3,075	$3,375	$50,646

(1)
Amounts listed in this column represent the grant date fair value of the stock award determined on the June 11, 2012 grant date determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718).

(2)
Amounts listed in this column represent the grant date fair value of the option awards estimated on the August 2, 2010 grant date using the Black-Scholes option-pricing formula. Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, in Note 13 of the Notes to Consolidated Financial Statements.

(3)
Mr. Lundy has 1,250 restricted stock awards that cliff vest on August 2, 2013, 5,000 restricted stock awards that cliff vest on June 11, 2015 and 9,750 option awards outstanding (of which 1,125 were vested) at December 31, 2012.

(4)
Mr. Grutzner has 1,250 restricted stock awards that cliff vest on August 2, 2013, 5,000 restricted stock awards that cliff vest on June 11, 2015 and 11,547 option awards outstanding (of which 3,412 were vested) at December 31, 2012.

(5)
Mr. Runkel has 1,250 restricted stock awards that cliff vest on August 2, 2013, 5,000 restricted stock awards that cliff vest on June 11, 2015 and 13,738 option awards outstanding (of which 5,613 were vested) at December 31, 2012.

(6)
Mr. Samuelsen has 1,250 restricted stock awards that cliff vest on August 2, 2013, 5,000 restricted stock awards that cliff vest on June 11, 2015 and 13,738 option awards outstanding (of which 5,613 were vested) at December 31, 2012.

(7)
Mr. Sheffer has 1,250 restricted stock awards that cliff vest on August 2, 2013, 5,000 restricted stock awards that cliff vest on June 11, 2015 and 12,014 option awards outstanding (of which 3,889 were vested) at December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information about the beneficial ownership of each class of our securities as of April 19, 2013. It shows shares beneficially owned by each of the following:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of any class of our outstanding voting securities;

•	each of our directors;

•	each of our named executive officers; and

•	all current directors and executive officers as a group.
We have determined the beneficial ownership shown in this table in accordance with the rules of the SEC. Under those rules, if a person held options or warrants to purchase shares of our common stock that were currently exercisable or exercisable within 60 days of April 19, 2013, those shares are included only in that person's reported holdings and in the calculation of their percentage ownership of our common stock. As a result, the beneficial ownership percentage of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 19, 2013. Except as otherwise provided herein, the percentage of beneficial ownership is based on 50,626,075 shares of common stock as of April 19, 2013 and does not reflect the 49,998 shares of Series B nonvoting common stock that were outstanding on such date. General Motors owns 100% of the outstanding shares of Series B common stock, which shares will convert on a one-for-one basis into shares of our common stock in the event General Motors transfers such shares to a person that is not controlled by, or under common control with, General Motors. To our knowledge, each person named in the table has sole voting and investment power over the shares listed by that person's name, except where we have shown otherwise in the footnotes or where community property laws affect ownership rights. Except where we show otherwise, the address of each person in this table is: c/o Quantum Fuel Systems Technologies Worldwide, Inc., 25242 Arctic Ocean Drive, Lake Forest, California 92630.

Name of Beneficial Owner	Shares	Percent of Class
Greater than 5% Stockholders:
Capital Ventures International (1) One Capital Place P.O. Box 1787 GT Grand Cayman, Cayman Islands British West Indies	4,174,753	7.62%
Heights Capital Management, Inc. (1) 101 California Street, Suite 3250 San Francisco, California 94111	4,174,753	7.62%
Empery Asset Management, LP (2) 1 Rockefeller Plaza, Suite 1205 New York, New York 10020	3,172,578	5.9%
Named Executive Officers and Directors:
W. Brian Olson (3)	135,883	*
Kenneth R. Lombardo (4)	52,983	*
David M. Mazaika (5)	65,000	*
Brian A. Runkel (6)	16,788	*
G. Scott Samuelsen (7)	75,398	*
Carl E. Sheffer (8)	18,120	*
Paul E. Grutzner (9)	33,037	*
Jonathan Lundy(10)	61,442	*
Dale L. Rasmussen (11)	0	*
Alan P. Niedzwiecki (12)	0	*
All current directors and executive officers as a group (10 persons) (13)	574,667	1.13%

*	Represents less than 1%.

(1)
Includes 4,174,753 shares of common stock that are issuable upon exercise of warrants. Heights Capital Management, Inc. serves as investment manager to Capital Ventures International. Therefore, Heights Capital Management, Inc. and Capital Ventures International have joint voting and dispositive power with respect to the shares, such that each entity is deemed to beneficially own the shares. Capital Ventures International and Heights Capital Management disclaim any beneficial ownership of any such shares, except for their pecuniary interest therein. This information was derived from Schedule 13G filed by Capital Ventures International on February 13, 2013.

(2)
Includes 3,172,578 shares of common stock issuable upon exercise of warrants. Empery AM GP, LLC, the general partner of Empery Asset Management, LP (“EAM”), has investment discretion and voting power over the shares held by EAM. Ryan Lane and Martin Hoe, in their capacity as managing members of Empery AM GP, LLC, may also be deemed to have investment discretion and voting power over the shares held by EAM. Mr. Lane and Mr. Hoe disclaim beneficial ownership of these shares. This information was derived from Schedule 13G filed by EAM on January 22, 2013.

(3)
Includes 37,500 shares of restricted stock of which 12,500 shares vest on August 2, 2013 and 25,000 shares vest on June 11, 2015, and 30,618 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(4)
Includes 13,750 shares of restricted stock of which 8,750 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, and 12,083 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(5)
Includes 17,500 shares of restricted stock of which 7,500 shares vest on August 2, 2013 and 10,000 shares vest on June 11, 2015, and 9,375 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(6)
Includes 6,250 shares of restricted stock of which 1,250 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, and 11,250 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(7)
Includes 6,250 shares of restricted stock of which 1,250 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, and 5,613 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(8)
Includes 6,250 shares of restricted stock of which 1,250 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, and 3,889 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(9)
Includes 6,250 shares of restricted stock of which 1,250 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, and 3,412 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013.

(10)
Includes 6,250 shares of restricted stock of which 1,250 shares vest on August 2, 2013 and 5,000 shares vest on June 11, 2015, 1,125 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013 and 472 shares owned by Mr. Lundy's spouse.

(11)	Mr. Rasmussen served as our executive Chairman of the Board until his resignation on May 10, 2012.

(12)	Mr. Niedzwiecki served as our President and Chief Executive Officer until his resignation on May 10, 2012.

(13)
Includes an aggregate of 132,500 shares of restricted stock that have not yet vested and 137,555 shares issuable upon exercise of outstanding options that are currently exercisable or will become exercisable within 60 days after April 19, 2013, and 472 shares owned by Mr. Lundy's spouse. All shares of unvested restricted stock may be voted by the holders thereof at meetings of our stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
The Company has not adopted formal written policies and procedures for the review and approval of transactions with related parties. However, pursuant to the Company's Audit Committee Charter, all related party transactions must first be reviewed and approved by the Audit Committee unless such transaction was already approved by another independent body of the Board. In its review and approval process, the Audit Committee considers various factors including the nature and extent of the conflict of interest, the materiality of the transaction amount, and whether the terms are reasonable and representative of an arm's length transaction with an unrelated third party.
We have entered into indemnification agreements with each of our directors and executive officers that provide the maximum indemnity available to directors and officers under Section 145 of the Delaware General Corporation Law and our charter, as well as certain additional procedural protections. We have also entered into employment and related agreements with certain of our executive officers, as described under “Executive Compensation-Employment Arrangements for Named Executive Officers” above. On May 10, 2012, the Company entered into Separation Agreements with Mr. Niedzwiecki, the Company's former President and Chief Executive Officer, and Mr. Rasmussen, the Company's former Chairman of the Board, in connection with their resignations. Per the terms of the Separation Agreements: (i) we agreed to pay separation benefits equal to one year base pay, or $725,000 for Mr. Niedzwiecki and $600,000 for Mr. Rasmussen, payable over six months in thirteen equal installments, (ii) the parties gave and received a broad release, (iii) Messrs. Niedzwiecki and Rasmussen each agreed to comprehensive restrictive covenants for a period of 24 months including non-solicitation of employees and clients and non-interference in business relationships, and (iv) each of Messrs. Niedzwiecki and Rasmussen has an obligation to protect confidential information of the Company and promptly return Company property. The terms of the Separation Agreements were approved by our Board of Directors at a meeting held on May 10, 2012. Mr. Niedzwiecki's separation payments have been paid in full. On September 28, 2012, we notified Mr. Rasmussen that we were terminating payments under his Separation Agreement due to our conclusion that he had breached the terms of his Separation Agreement and demanded repayment of the $461,358 of separation benefits previously paid to him. On December 21, 2012, Mr. Rasmussen filed a lawsuit against the Company in the United States District Court, Western District, State of Washington, seeking damages of $138,462 (which represents the amount of unpaid separation benefits) plus an unspecified amount for statutory damages. The lawsuit is currently pending.

We lease a building located in Irvine, California that served as our corporate headquarters until October 2012. From January 1, 2012 through October 30, 2012, the facility in Irvine was leased from Cartwright, LLC and another unrelated party (collectively referred to as “Cartwright LLC”). The building was sold by Cartwright, LLC on October 30, 2012. Our former Chief Executive Officer and an irrevocable trust established by our former Chairman of the Board collectively owned 86.67% of Cartwright, LLC. The remaining 13.33% of Cartwright, LLC is owned by an unrelated party. During the period from January 1, 2012 through October 30, 2012, for the eight-month period ended December 31, 2011, and for fiscal year ended April 30, 2011, we made cash payments to Cartwright LLC of $1.0 million, $0.6 million and $1.0 million, respectively, in connection with the lease.

Item 14.	Principal Accountant Fees and Services.
We incurred the following fees related to professional services provided by Haskell & White LLP in connection with our fiscal year ended December 31, 2012 and our eight month transition period ended December 31, 2011:
Audit Fees
The aggregate fees billed by Haskell & White LLP for professional services rendered for the audit of year-end financial statements for the period ended December 31, 2012 and our eight month transition financial statements for the period ended December 31, 2011, the audit of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2011, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2012 and the eight month period ended December 31, 2011, were $405,920 and $404,815, respectively.
Audit-Related Fees
The aggregate fees billed by Haskell & White LLP for professional services rendered during the year ended December 31, 2012 and the eight month transition period ended December 31, 2011, other than services described above under “Audit Fees,” were $61,485 and $43,889, respectively. These fees related to services provided in connection with Registration Statements.
Tax Fees
We did not pay any fees to Haskell & White LLP for tax compliance, tax advice, and tax planning.
All Other Fees
Haskell & White LLP did not provide any other professional services in the year ended December 31, 2012 or during the eight month transition period ended December 31, 2011.
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
Additionally, the Audit Committee delegated to its Chairman the authority to explicitly pre-approve engagements with our independent auditors, provided that any pre-approval decisions must be reported to the Audit Committee at its next scheduled meeting. If explicit pre-approval is required for any service, our Chief Financial Officer and our independent auditor must submit a joint request to the Audit Committee or its Chairman describing in detail the specific services proposed and the anticipated costs of those services, as well as a statement as to whether and why, in their view, providing those services will be consistent with the SEC's rules regarding auditor independence.
Of the total aggregate fees paid by us to our accountants during the 2012 fiscal year and the transition period ended December 31, 2011, 4% of the aggregate fees were approved by the Audit Committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulation S-X

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
Date: April 30, 2013

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]