Form 10-Q
period 2013-03-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2013-05-15
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2013:
51,628,695 shares of Common Stock, $.02 par value per share, and 49,998 shares of Series B Common Stock, $.02 par value per share.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,435,658	$1,516,799
Accounts receivable, net	3,500,299	3,390,043
Inventories, net	2,386,587	2,456,161
Prepaids and other current assets	1,937,970	2,540,304
Assets of discontinued operations held for sale	1,702,962	1,047,032
Total current assets	10,963,476	10,950,339
Property and equipment, net	3,209,643	3,547,718
Restricted assets held in escrow	1,778,052	1,146,470
Goodwill	12,400,000	12,400,000
Deposits and other assets	386,693	295,853
Assets of discontinued operations held for sale	32,523,496	30,061,026
Total assets	$61,261,360	$58,401,406
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,194,498	$5,834,886
Accrued payroll obligations	738,737	857,962
Deferred revenue	996,530	1,039,566
Accrued warranties	364,749	391,882
Derivative instruments	600,000	1,218,000
Other accrued liabilities	1,174,902	1,106,934
Debt obligations, current portion	9,578,723	10,970,497
Liabilities of discontinued operations held for sale	3,510,749	1,999,001
Total current liabilities	21,158,888	23,418,728
Debt obligations, net of current portion	2,481,827	2,280,022
Liabilities of discontinued operations held for sale	23,397,964	24,079,425
Commitments and contingencies (Notes 8 and 13)
Stockholders’ Equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 100,000 shares authorized; 49,998 issued and outstanding for the periods presented	1,000	1,000
Common stock, $.02 par value; 149,900,000 shares authorized; 47,803,619 shares issued, of which 47,761,119 are outstanding and 42,500 are held in treasury at December 31, 2012; 49,841,698 shares issued, of which 49,799,198 are outstanding and 42,500 are held in treasury at March 31, 2013	956,072	995,984
Additional paid-in-capital	465,645,892	467,066,241
Accumulated deficit	(452,458,137)	(459,362,057)
Accumulated other comprehensive loss in discontinued operations	77,854	(77,937)
Total stockholders’ equity	14,222,681	8,623,231
Total liabilities and stockholders’ equity	$61,261,360	$58,401,406
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2012	2013
Revenue:
Net product sales	$3,545,741	$3,505,095
Contract revenue	2,359,563	902,162
Total revenue	5,905,304	4,407,257
Costs and expenses:
Cost of product sales	2,506,879	2,603,876
Research and development	3,941,269	2,354,500
Selling, general and administrative	3,492,491	3,328,607
Total operating costs and expenses	9,940,639	8,286,983
Operating loss	(4,035,335)	(3,879,726)
Interest expense, net	(3,245,227)	(1,395,433)
Fair value adjustments of derivative instruments, net	106,000	87,000
Loss on settlement of debt and derivative instruments, net	(95,450)	—
Equity in losses of affiliates, net	(121,590)	(5,998)
Loss from continuing operations before income taxes	(7,391,602)	(5,194,157)
Income tax expense	—	(1,600)
Loss from continuing operations	(7,391,602)	(5,195,757)
Loss from discontinued operations, net of taxes	(423,288)	(1,708,163)
Net loss attributable to stockholders	$(7,814,890)	$(6,903,920)
Per share data—basic and diluted:
Loss from continuing operations	$(0.25)	$(0.11)
Loss from discontinued operations	(0.01)	(0.03)
Net loss attributable to stockholders	$(0.26)	$(0.14)
Weighted average shares outstanding:
Basic and diluted	29,503,356	48,356,602
Comprehensive loss:
Net loss attributable to stockholders	$(7,814,890)	$(6,903,920)
Foreign currency translation adjustments, net of tax	51,944	(155,791)
Comprehensive loss attributable to stockholders	$(7,762,946)	$(7,059,711)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(7,814,890)	$(6,903,920)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	282,772	254,602
Amortization of intangible assets	37,046	—
Impairment of goodwill and intangible assets of discontinued operations	—	1,736,208
Share-based compensation charges	219,975	128,010
Fair value adjustments of derivative instruments	(106,000)	(87,000)
Loss on settlement of debt and derivative instruments	95,450	—
Interest on debt obligations	3,000,646	1,116,050
Equity in losses of affiliates	121,590	5,998
Other non-cash items	(53,910)	405,222
Changes in operating assets and liabilities:
Accounts receivable	1,256,769	(357,238)
Inventories	251,244	(200,706)
Other assets	231,196	239,191
Accounts payable	(381,077)	1,516,887
Deterred revenue and other accrued liabilites	357,040	27,182
Net cash used in operating activities	(2,502,149)	(2,119,514)
Cash flows from investing activities:
Purchases and development of property and equipment	(218,473)	(1,245,326)
Net cash used in investing activities	(218,473)	(1,245,326)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	14,638,529	1,220,398
Borrowings on capital leases	—	631,582
Proceeds from issuance of debt and warrants, net of transaction fees	—	1,362,500
Payments on debt obligations	(4,988,429)	(320,027)
Other	(15,000)	—
Net cash provided by financing activties	9,635,100	2,894,453
Net effect of exchange rate changes on cash	(1,689)	5,951
Net increase (decrease) in cash and cash equivalents	6,912,789	(464,436)
Cash and cash equivalents at beginning of period	3,798,181	2,013,738
Cash and cash equivalents at end of period	$10,710,970	$1,549,302
Cash and cash equivalents at end of period:
Continuing operations	$10,587,080	$1,516,799
Discontinued operations	123,890	32,503
Total cash and cash equivalents at the end of period	$10,710,970	$1,549,302
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

Note 1: Background and Basis of Presentation
Background
Quantum Fuel Systems Technologies Worldwide, Inc. and Subsidiaries (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the development and production of compressed natural gas (CNG) fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.
We produce advanced light-weight CNG storage tanks and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive Original Equipment Manufacturers (OEMs) and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). We also provide low emission and fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our customer base includes OEMs, aftermarket and OEM truck integrators, fleets, aerospace firms, military and other governmental agencies, and other strategic alliance partners.
We were incorporated under the laws of the State of Delaware in October 2000 as Quantum Fuel Systems Technologies Worldwide, Inc. and became a publicly traded company on July 23, 2002.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).
Schneider Power is an independent power producer and developer of renewable energy projects. Schneider Power's portfolio includes the 10 megawatt Zephyr operating wind farm located in Ontario, Canada.
On August 9, 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented (See Note 2).

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
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through March 31, 2014, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. During the first quarter of 2013, we used $631,582 under the financing arrangement to acquire equipment. As of March 31, 2013, the remaining unused portion of the financing arrangement of $1,146,470 was being held in an irrevocable escrow account (see Note 8).

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. During the first quarter of 2013, total proceeds from the sale of common stock under the ATM, net of sales agent commissions and other transaction costs, were $1,332,251.

•
On January 24, 2013, we received gross proceeds of $1,500,000 in connection with the issuance of $1,800,000 of unsecured 0% nonconvertible promissory notes (the January 2013 Bridge Notes) and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1,362,500 (see Note 8).

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.
Our principal sources of liquidity as of March 31, 2013 consisted of: (i) cash and cash equivalents of $1,549,302 (ii) up to $3,592,394 of common stock that we can offer and sell under the remaining amount of our ATM arrangement, and (iii) restricted assets held in escrow of $1,146,470 from a sale-leaseback transaction that is specifically designated for future equipment purchases.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through March 31, 2014. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and restructure certain debt obligations of our continuing operations that mature in the second half of 2013. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, arrangements with strategic partners, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through March 31, 2014, which raises substantial doubt about our ability to continue as a going concern.

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

Note 2: Discontinued Operations Held for Sale - Schneider Power
Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and is a licensed electricity generator and wholesaler.
On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business over the next year, the historical activities and balances of Schneider Power, are reported as discontinued operations held for sale in the accompanying condensed consolidated financial statements for all periods presented. Depreciation of property and equipment and amortization of intangible assets ceased effective as of August 9, 2012, the date we committed to the plan to sell Schneider Power.
On May 14, 2013, we announced that Schneider Power had closed on the sale of its 1.6 Megawatt (MW) Providence Bay operational wind farm for a purchase price of CAD 406,000 and the assumption of approximately CAD 1,066,826 of bank debt and certain other project related liabilities (Note 14).

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three months ended March 31,
	2012	2013
Revenue:
Net product sales	$88,552	$857,958
Costs and expenses:
Cost of product sales	28,940	168,967
Research and development	45,268	16,872
Selling, general and administrative	273,490	271,807
Amortization of intangible assets	37,046	—
Impairment of goodwill and intangible assets of discontinued operations (1)	—	1,736,208
Total costs and expenses	384,744	2,193,854
Operating loss	(296,192)	(1,335,896)
Interest expense, net	(127,096)	(372,267)
Loss from discontinued operations	$(423,288)	$(1,708,163)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on an assessment that we updated as of March 31, 2013, we determined that the fair value of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized impairment charges of $1.7 million during the first quarter of 2013, of which $1.0 million is related to goodwill and $0.7 million is related to intangible assets.

The unaudited balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	December 31, 2012	March 31, 2013
Current Assets:
Cash and cash equivalents	$578,080	$32,503
Accounts receivable, net	454,088	613,811
Prepaids and other current assets	670,794	400,718
Total current assets	$1,702,962	$1,047,032
Non-Current Assets:
Property and equipment, net (1)	$25,959,563	$25,378,293
Intangible asset, net (2)	3,924,327	3,128,907
Goodwill (3)	2,308,383	1,228,036
Deposits and other assets	331,223	325,790
Total non-current assets	$32,523,496	$30,061,026
Current Liabilities:
Accounts payable	$933,377	$703,846
Accrued payroll obligations	33,390	14,837
Other accrued liablities	316,314	82,602
Current portion of debt obligations (4)	2,227,668	1,197,716
Total current liabilities	$3,510,749	$1,999,001
Non-Current Liabilities:
Debt obligations, net of current portion (4)	$23,251,117	$23,935,866
Deferred income taxes	146,847	143,559
Total non-current liabilities	$23,397,964	$24,079,425

(1)	Consists mainly of wind turbine assets of the 10 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010.

(2)
Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with Schneider Power's acquisition of the Zephyr Wind Farm in April 2012 and reflects impairments of $0.7 million recognized as of March 31, 2013.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012 and reflects $1.0 million impairment recognized as of March 31, 2013.

(4)	Consists of obligations to secured project lenders as follows:
Zephyr Wind Farm - Samsung Debt

In connection with the Schneider Power's acquisition of the Zephyr Wind Farm on April 20, 2012, Schneider Power assumed a credit facility owed to Samsung Heavy Industries Co. Ltd (Samsung) related to the project (the Samsung Debt). The term loan had a total principal and interest amount of Canadian Dollar (CAD) $23.2 million as of the date of the acquisition. Pursuant to the terms of the original credit facility, Zephyr Farms Limited (Zephyr) was to make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of ten years.

On March 19, 2013, Schneider Power and Zephyr entered into a Master Amending Agreement with Samsung to resolve certain issues with respect to the performance of wind turbines purchased by Zephyr from Samsung pursuant to which the parties agreed to, among other things, (i) extend the grace period to January 31, 2013 and extend the wind turbine delivery date to February 1, 2013 under a turbine supply agreement; thus, allowing additional time for Samsung to optimize the wind turbines before the “Availability Guarantee Period” would begin, (ii) waive all obligations under an operations and maintenance agreement that would have been payable to Samsung through January 31, 2013, and (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013 and restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under the credit facility.

Under the original repayment terms, Zephyr was to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a 10 year period as follows: (1) eighteen semi-annual payments of principal and interest in the approximately amount of CAD $1.05 million commencing nine months following the date that the Zephyr wind farm achieved commercial operations (which event occurred in May 2012) , (ii) a principal balloon payment in year five in the approximate amount of CAD $5.3 million and (iii) a final payment in year ten in the approximate amount of CAD $9.6 million.

Pursuant to the terms of the Master Amending Agreement, Zephyr is now obligated to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a ten year period as follows: (i) an interest payment of CAD $100,000 that was made before March 31, 2013, (ii) an interest only payment in the approximate amount of CAD $1.3 million on July 31, 2013, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.10 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.15 on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $4.9 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023. Based on the present value of the cash flows of the amended Samsung Debt, we determined that the modified terms were not substantially different from the original payment terms.

As of March 31, 2013, the total amount of the Samsung Debt was CAD $24.5 million, which consisted of CAD $22.7 million of principal, CAD $0.9 million of unamortized premium and CAD $0.9 million of accrued interest.

In connection with the execution of the Master Amending Agreement, Zephyr and Samsung also executed an Amended and Restated Credit Agreement. Except for the modifications to the repayment terms of the principal and interest obligations owed under the Credit Agreement, no other material amendments were made to the Credit Agreement. The Samsung Debt is secured by substantially all of Zephyr's assets.

Pursuant to the Master Amending Agreement, the parties also agreed to establish February 1, 2013 as the deemed delivery date for the wind turbines. As a result of establishing a new delivery date for the wind turbines, (i) Zephyr waived any rights it had to claim liquidated damages from Samsung up through January 31, 2013 related to the performance of the wind turbines and (ii) Samsung agreed to waive (a) all obligations owed by Zephyr through January 31, 2013 owing under an operations and maintenance agreement applicable to the wind turbines and (b) its right to receive any interest on the TSA portion of the Samsung Debt up through January 31, 2013.

The conversion rate of one CAD to one US Dollar was 1.005 to 1.0 as of December 31, 2012 and 0.982 to 1.0 as of March 31, 2013.
Bank Term Loan - Providence Bay Wind Farm
In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan (Bank Term Loan) that had an original principal amount of CAD $1.5 million upon its inception on April 3, 2007. The Bank Term Loan was executed by our wholly-owned tier-three subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), and is secured by certain of SPI Providence Bay’s power generation machinery, equipment and other assets.
The significant terms of the Bank Term Loan as last amended in April 10, 2012 are as follows: (i) scheduled maturity date of April 10, 2017, (ii) interest at 6.0% per annum, and (iii) required fixed cash payments of CAD $12,899 per month through April 10, 2017, with the remaining principal amount of CAD $667,422 due on the maturity date.
As of March 31, 2013, the total amount of principal and interest due under the Bank Term Loan was $1.1 million.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	December 31, 2012	March 31, 2013
Customer accounts billed	$3,042,332	$3,400,647
Customer accounts unbilled	887,653	1,016,524
Allowance for doubtful accounts	(429,686)	(1,027,128)
Accounts receivable, net	$3,500,299	$3,390,043

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	December 31, 2012	March 31, 2013
Materials and parts	$4,574,922	$4,760,273
Work-in-process	—	281,424
Finished goods	1,171,429	912,426
	5,746,351	5,954,123
Less: provision for obsolescence	(3,359,764)	(3,497,962)
Inventories, net	$2,386,587	$2,456,161
Note 5: Investments
We hold ownership interests in certain unconsolidated businesses that are accounted for under the equity or cost methods of accounting. These interests include Asola Solar Power GmbH and its affiliate Asola Quantum Solarpower AG (referred to collectively as “Asola”), Shigan Quantum Technologies PVT LTD (Shigan Quantum) and Fisker Automotive, Inc. (Fisker Automotive).
Investment in Affiliates
We account for our affiliates, Asola, PCD, and Shigan Quantum, under the equity method of accounting. Our investment in Asola and PCD was zero as of December 31, 2012 and March 31, 2013. Our investment in Shigan-Quantum was $5,998 and zero as of December 31, 2012 and March 31, 2013, respectively.
Asola
On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We account for our equity interest in Asola under the equity method of accounting. As of December 31, 2012, we had recognized impairment charges to write down the entire carrying balance of our investments in and advances and prepayments to Asola due to declining prospects for Asola's business. On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013. We did not recognize any activity in the first three months of 2013 as we have no obligation to fund deficit balances of the business and as a result, the carrying amount of our investment remained at zero.
Shigan Quantum
On September 3, 2009, we acquired a 25% interest in Shigan Quantum, a start-up company organized under India's Corporate Act, in exchange for giving Shigan Quantum certain rights to our gas injector intellectual property. Shigan Quantum intends to manufacture and sell gaseous fuel injectors using our technologies and variants thereof. We account for our equity interest in Shigan Quantum under the equity method of accounting. Our equity share in losses associated with Shigan Quantum during the first quarter of 2013 exceeded the carrying balance of our investment as of December 31, 2012 of $5,998 and we have no obligation to fund deficit balances of the business. Accordingly, we recognized losses during the three month period ended March 31, 2013 to the extent that the carrying balance was reduced to zero.

Fisker Automotive
On August 7, 2007, we and Fisker Coachbuild, LLC, launched Fisker Automotive, for the purpose of designing and producing premium plug-in hybrid automobiles. We initially owned 62.0% of Fisker Automotive; however, Fisker Automotive raised a level of capital that resulted in the dilution of our direct ownership interest to less than 1%. Fisker Automotive's business prospects have significantly declined in recent months and it has been reported that Fisker Automotive's vehicle production ceased in July 2012 and has not yet resumed. Our investment in Fisker Automotive, which we account for under the cost method, was zero as of December 31, 2012 and March 31, 2013.
Note 6: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the three months ended March 31, 2013 are as follows:

	Balance at December 31, 2012	Additions	Transfers	Depreciation	Balance at March 31, 2013
Property and equipment in service, gross	$31,295,376	$—	$400,729	$—	$31,696,105
Accumulated depreciation	(28,837,522)			(254,602)	(29,092,124)
Construction in progress:
Plant equipment & other	751,789	592,677	(400,729)		943,737
Total property and equipment, net	$3,209,643	$592,677	$—	$(254,602)	$3,547,718
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Vehicle Systems business segment, was $12.4 million at both December 31, 2012 and March 31, 2013.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of March 31, 2013.
Note 7: Warranties
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2013	$364,749
Warranties issued during the period	36,022
Settlements made during the period	(8,889)
Balance at March 31, 2013	$391,882
Note 8:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	December 31, 2012	March 31, 2013
Obligations to Secured Lenders:
Line of Credit: $3,000,000 principal and $9,188 accrued interest in December 2012 and March 2013	$3,009,188	$3,009,188
Capital lease obligation: $3,146,110 principal, $31,344 accrued interest in December 2012; $2,984,095 principal, $29,730 accrued interest in March 2013	3,177,454	3,013,825
Obligations to Other Creditors:
June/ July 2012 Bridge Notes: $7,100,000 principal, $214,751 accrued interest, less $1,504,353 debt discount in December 2012; $7,100,000 principal, $209,938 accrued interest, less $1,079,927 debt discount in March 2013	5,810,398	6,230,011
January 2013 Bridge Notes: $1,650,000 principal, $708,003 debt discount in March 2013	—	941,997
Other obligations	63,510	55,498
Debt obligations of continuing operations, current and non-current	12,060,550	13,250,519
Less: obligations classified as current, net of amortization of debt discounts	(9,578,723)	(10,970,497)
Debt obligations of continuing operations, non-current	$2,481,827	$2,280,022
The following disclosures reflect the status of our debt obligations for our continuing operations on an instrument by instrument basis as they existed as of December 31, 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first three months of 2013.
Line of Credit
On May 7, 2012, we obtained a revolving line of credit from a bank that initially provided us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (the "Line of Credit"). The credit facility requires monthly interest payments on outstanding advances and is scheduled to expire on May 7, 2014. The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories and our compliance with certain financial covenants. Under the original credit facility, there were two significant financial covenants that we were required to meet in order to continue to have the ability to draw down under the Line of Credit. These covenants consisted of a “Performance to Plan” covenant and a minimum asset coverage ratio of 1.25 to 1.00 of unrestricted cash balances maintained at the bank plus eligible accounts receivables above the level of advances outstanding under the line.

During 2012 and through the first quarter of 2013, we have not been in compliance with the quarterly “Performance to Plan” financial covenant under the Line of Credit. As of March 31, 2013, we were not in compliance with the asset coverage ratio covenant. Our senior secured lender has not declared a default in the Line of Credit during these periods that we have been in violation of the covenants and we are currently negotiating a mutually acceptable waiver and amendment with the bank.

The bank has a senior secured position on substantially all of our assets other than our renewable energy segment's wind farm assets, which are held for sale as of March 31, 2013, and certain equipment acquired under a capital lease arrangement.

Capital lease obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of March 31, 2013, we had used a total of $2,103,530 of the amount available to us to acquire equipment and the remaining $1,146,470 was being held in an irrevocable escrow account. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first three months of 2013, we made total payments of $335,537, of which $173,521 represented the implied interest cost.
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
The proceeds held in escrow are classified as restricted assets on the accompanying condensed consolidated balance sheets with the cash balance specifically designated for future equipment purchases and available to us only upon meeting certain contractual requirements. The lease obligation is secured by both the equipment that is acquired under the arrangement and the balance of restricted cash held in escrow.
The following table sets forth the total minimum lease payments under capital leases for equipment along with the present value of the net minimum lease payments as of March 31, 2013:

Nine months ending December 31, 2013	$1,006,610
Twelve months ending December 31, 2014	1,342,146
Twelve months ending December 31, 2015	1,810,301
Total minimum lease payments	4,159,057
Less: Amount representing interest	(1,174,962)
Total present value of net minimum lease payments	2,984,095
Less: Current portion of the present value of minimum lease payments	(736,737)
Capital lease obligation, net of current portion	$2,247,358

June/July 2012 Bridge Notes
During June and July 2012, we received gross proceeds of $7,100,000 from the sale of senior subordinated bridge notes (June/ July 2012 Bridge Notes) and warrants.

The significant terms of the June/ July 2012 Bridge Term Notes are as follows: (i) scheduled maturity dates of eighteen months from the date of issuance, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and can be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) unsecured and subordinate to our secured Line of Credit.
January 2013 Bridge Notes
On January 24, 2013, we entered into agreements with certain accredited investors for the sale and purchase of $1,800,000 of unsecured 0% nonconvertible promissory notes (the “January 2013 Bridge Notes”) and warrants to purchase shares of our common stock. The January 2013 Bridge Notes include a $300,000 original issue discount; provided, however, if the January 2013 Bridge Notes are repaid in full on or before July 1, 2013, then the total principal amount due under the January 2013 Bridge Notes is reduced to $1,625,000, which, as a result, would lower the original issue discount to $125,000. At closing, we received gross proceeds of $1,500,000.
The January 2013 Bridge Notes are unsecured obligations. Except for the original issue discount, the January 2013 Bridge Notes do not carry interest unless and until there is an event of default, in which case the outstanding balance would carry interest at 18% per annum. The January 2013 Bridge Notes call for monthly amortization payments of $150,000 due and payable on the first business day of each month commencing on March 1, 2013. The January 2013 Bridge Notes were originally set to mature on December 31, 2013; however, the maturity date was subject to change in the event we did not (i) raise net proceeds of at least $3.0 million from one or more non-dilutive financings or other capital raising transactions by April 30, 2013 and (ii) obtain at least a six month extension of the maturity date from holders of at least 75% of the principal amount of the June/July 2012 Bridge Notes. We did not fulfill the conditions required by April 30, 2013, and as a result, the maturity dates under the January 2013 Bridge Notes were changed to September 1, 2013.
We can prepay the January 2013 Bridge Notes, in whole or in part, at any time without penalty and, if we repay the January 2013 Bridge Notes in full on or before July 1, 2013, then the amount of the original issue discount is reduced to $125,000. Upon the occurrence of an event of default, the investors have the right to demand repayment of all or part of the January 2013 Bridge Notes and, if we fail to repay the amount so demanded within 30 days, then we must pay a 20% premium.
Each investor received a warrant entitling the investor to purchase shares of our common stock equal in number to 100% of the purchase price for such investor's bridge note divided by $1.00. The aggregate number of shares underlying the warrants is 1,500,000. We paid our placement agent a cash fee of $112,500 and issued the placement agent a warrant to purchase 45,000 shares of our common stock, with terms substantially the same as the investor warrants described above, in consideration for the placement agent's services in connection with the transaction.
We determined that the warrant contracts represent freestanding derivative instruments (see Notes 9 and 10) and allocated $705,000 of the proceeds to the derivative instruments, representing the fair value of the warrants on the transaction date. The remaining proceeds of $795,000 were allocated to the debt instruments on a residual basis. The difference between the face amount of the debt instruments of $1,800,000 and the proceeds allocated to the debt instruments resulted in an implied debt discount of $1,005,000 that is being amortized to interest expense on the effective interest rate method over the expected remaining life (through September 1, 2013) of the debt instruments.
In addition, we allocated total costs of $137,500 incurred in connection with the transaction between the derivative warrants ($64,625) and debt instruments ($72,875) on a relative fair value basis. The portion allocated to the derivative warrants was recognized immediately as interest expense and the portion allocated to the debt instruments was deferred and is being amortized to interest expense on the effective interest rate method over the expected life of the debt instruments.
Collateral and Covenants

Other than the covenant violations related to the Line of Credit that are discussed above, we were in compliance with the existing covenants and other requirements of our other debt instruments as of March 31, 2013.
Debt Maturities
The table below shows scheduled maturities of our long term debt obligations of our continuing operations for each of the following periods until maturity:

Twelve months ending March 31:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$12,758,427	$(1,787,930)	$10,970,497
2015	939,878		939,878
2016	1,340,144		1,340,144
	$15,038,449	$(1,787,930)	$13,250,519
Note 9: Derivative Instruments and Fair Value Measurements
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
The derivatives and their respective fair values measured using Level 3 inputs are as follows:

	December 31, 2012	March 31, 2013
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$597,000	$616,000
Warrant contracts issued January 24, 2013	—	601,000
Warrant Series “B” contracts issued on February 18, 2011	3,000	1,000
Total derivatives	$600,000	$1,218,000
We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions (the warrants issued on October 27, 2006 and January 24, 2013), we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.

The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	October 2006 Warrants	February 2011 "B" Warrants	January 2013 Warrants	Total Derivatives
Balance at December 31, 2012	$597,000	$3,000	$—	$600,000
Origination of derivative instrument	—	—	705,000	705,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	19,000	(2,000)	(104,000)	(87,000)
Balance at March 31, 2013	$616,000	$1,000	$601,000	$1,218,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants	February 2011 “B” Warrants	January 2013 Warrants
December 31, 2012:
Annual volatility (1)	52.9%	53.3%	N/A
Risk-free rate	0.21%	0.36%	N/A
Dividend rate	—%	—%	N/A
Closing price of Quantum stock	$0.68	$0.68	N/A
Conversion / exercise price	$0.83	$6.00	N/A
March 31, 2013:
Annual volatility (1)	44.8%	50.2%	73.7%
Risk-free rate	0.14%	0.36%	.07%-0.77%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$0.62	$0.62	$0.62
Conversion / exercise price	$0.62	$6.00	$1.00

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

Note 10:  Stockholders’ Equity
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
The 2011 Plan provides for an aggregate of 3,100,000 shares that were initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which beginning on January 1, 2013, the number of shares available for grant under the 2011 Plan increase annually by an amount equal to the lesser of (x) 500,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. Effective January 1, 2013, an additional 500,000 shares were added to the Plan pursuant to the evergreen provision.

There were no awards made under the 2011 Plan during the first three months of 2013. As of March 31, 2013, after including the effects of forfeitures and the evergreen provision, we had 3,121,283 remaining shares available for issuance under the 2011 Plan.

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 12 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended March 31, 2012:
Cost of product sales	$8,483	$—	$8,483
Research and development	35,847	—	35,847
Selling, general and administrative	4,537	140,288	144,825
Total share-based compensation	$48,867	$140,288	$189,155
Three Months Ended March 31, 2013:
Cost of product sales	$5,466	$—	$5,466
Research and development	22,484	—	22,484
Selling, general and administrative	3,701	80,518	84,219
Total share-based compensation	$31,651	$80,518	$112,169

Stock Options
Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2013	693,672
Granted	—
Forfeited	(23,100)	$7.93
Expired	(15,183)	$11.86
Options outstanding at March 31, 2013	655,389	$6.05	7.9
Vested and expected to vest at March 31, 2013	615,320	$6.31	7.9
Options exercisable at March 31, 2013	183,987	$16.47	5.2

Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at December 31, 2012	38,332,389
Issued—original number	1,545,000
Issued—additional number (1)	1,154,659
Warrants outstanding at March 31, 2013	41,032,048

(1)	Associated with reset provisions contained within the October 27, 2006 warrant contracts.
Issuance of warrants in connection with January 2013 Bridge Notes
On January 24, 2013, in connection with the issuance of the January 2013 Bridge Notes (see Note 8), each investor received a warrant entitling the investor to purchase shares of our common stock equal in number to 100% of the purchase price for such investor's bridge note divided by $1.00. The aggregate number of shares underlying the warrants is 1,500,000. Each warrant has a term of 5.5 years, cannot be exercised for a period of six months following the date of issuance and entitles the investor to purchase one share of our common stock at an initial exercise price of $1.00 per share (the Initial Exercise Price), subject to customary anti-dilution adjustments. If the January 2013 Bridge Notes have not been repaid in full by July 2, 2013, then a full-ratchet anti-dilution provision (price only) applies for the remaining term of the warrants, subject, however, to a floor price of $0.71 (the Floor Price). If the January 2013 Bridge Notes are repaid in full before July 2, 2013 and on the date of such repayment the closing price for a share of our common stock is less than the Initial Exercise Price, then the exercise price will be adjusted to the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price on the date the January 2013 Bridge Notes are repaid in full. The warrants permit a cashless exercise if at the time of exercise the underlying shares are not covered by an effective registration statement.
In the event that the January 2013 Bridge Notes are not repaid in full prior to July 2, 2013, then each investor shall receive an additional warrant (collectively, the Additional Warrants) entitling such investor to purchase shares of our common stock equal in number to one-third of the number of shares underlying the initial warrant issued to such investor. If the Additional Warrants are issued, the maximum number of shares underlying the Additional Warrants would be 500,000. The Additional Warrants would have terms substantially the same as the initial warrants, except that the initial exercise price would be the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price for a share of our common stock on July 1, 2013, subject to customary anti-dilution adjustments. The Additional Warrants would also have a full-ratchet anti-dilution provision (price only), provided that, the exercise price cannot be reduced below the Floor Price.
We issued the placement agent a warrant to purchase 45,000 shares of our common stock, with terms substantially the same as the investor warrants described above, in partial consideration for the placement agent's services in connection with the transaction.
In certain circumstances, investors and placement agent have piggyback registration rights with respect to the shares of common stock underlying the warrants.
As a result of the contingent price resets, the number of shares underlying the warrant contracts and the contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change, we classify the warrant contracts as derivative instruments (see Note 9).

A summary of our outstanding warrants as of March 31, 2013 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	4,563,640	$0.62	(2)
June 22, 2007	December 22, 2014	257,583	$41.80	(1)
August 25, 2008	August 25, 2015	1,398,964	$38.60	(3)
August 3, 2009	August 3, 2014	32,005	$17.00	(1)
September 4, 2009	September 4, 2014	83,476	$17.00	(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	222,217	$18.20	(1)
July 22, 2010	July 22, 2013	96,859	$18.20	(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	36,197	$13.40	(1)
January 3, 2011	February 18, 2014	277,777	$9.00	(1)
January 12, 2011	January 12, 2014	131,892	$9.20	(1)
February 18, 2011	February 18, 2016	759,370	$6.57	(1)
February 18, 2011; Series “B”	February 18, 2016	393,933	$6.00	(1)
May 9, 2011	May 8, 2014	78,455	$2.92	(1)
May 20, 2011	May 19, 2014	90,313	$2.92	(1)
June 15, 2011	June 15, 2016	1,445,862	$3.85	(1)
June 15, 2011	June 15, 2018	45,000	$3.12	(1)
June 15, 2011	June 15, 2018	120,271	$3.85	(1)
June 20, 2011	June 20, 2016	57,079	$3.90	(1)
June 20, 2011	June 20, 2018	132	$3.90	(1)
July 6, 2011	July 6, 2016	419,729	$3.85	(1)
August 23, 2011	August 23, 2016	115,000	$3.85	(1)
September 29, 2011	September 29, 2016	550,703	$0.83	(3)
October 12, 2011	October 12, 2016	564,348	$0.83	(3)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	76,555	$2.64	(1)
November 2, 2011	November 2, 2014	540,000	$2.12	(1)
December 21, 2011	December 21, 2016	6,315,789	$1.22	(1)
January 19, 2012	January 19, 2017	132,750	$1.22	(1)
March 20, 2012; Series “B”	March 20, 2017	5,244,000	$1.02	(1)
March 21, 2012; Series “B”	March 21, 2017	6,624,000	$1.02	(1)
May 3, 2012; Series “B”	May 3, 2017	110,450	$1.02	(1)
June 4, 2012; Series “B”	June 4, 2017	204,450	$1.02	(1)
May 7, 2012	May 7, 2013	917,839	$2.12	(1)
May 7, 2012	May 7, 2019	555,556	$0.90	(1)
May 8, 2012	May 8, 2019	200,000	$0.90	(1)
June 22, 2012	June 22, 2017	4,029,851	$0.85	(1)
June 28, 2012	June 28, 2017	719,178	$0.85	(1)
July 25, 2012	July 25, 2017	2,075,825	$0.89	(1)
January 24, 2013	July 25, 2018	1,545,000	$1.00	(4)
Total warrants outstanding at March 31, 2013		41,032,048

(1)	No; contract does not provide for an exercise price reset provision.

(2)	Yes; contract provides for reset of exercise price along with increase in number of shares in connection with sales of future equity below current exercise price

(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.

(4)
Yes; contract provides for reset of exercise price under certain conditions, subject to a floor of $0.71; contract also provides for the issuance of additional warrants to purchase up to 500,000 shares of common stock if the remaining principal on the January 2013 Bridge Notes is not paid in full on or before July 1, 2013.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and January 24, 2013. Although we mark to market all the warrants classified as liabilities each period (see Note 9), the fair values of the warrants issued on June 22, 2007, August 25, 2008 August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on their fair values or relative fair values, depending on the circumstances. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity.
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
The warrants issued on October 27, 2006, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period's statement of operations.
The fair values of the derivative liabilities associated with warrant contracts on the dates of the condensed consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the condensed consolidated statements of operations are disclosed in Note 9.
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the warrants to $0.62 through March 31, 2013 and to $0.51 through the date of this report.
The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 4,563,639 as of March 31, 2013 and to 5,602,879 as of the date of this report. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Shares Available

The number of authorized shares available for future issuance as of March 31, 2013 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares Authorized	149,900,000	100,000	20,000,000
Less shares issued and outstanding at March 31, 2013	(49,799,198)	(49,998)
Less shares designated as of March 31, 2013 for issuance under:
Stock options (1)	(3,776,672)
Warrants outstanding	(41,032,047)
Undesignated shares available	55,292,083	50,002	20,000,000

(1) Includes all of the options outstanding plus 3,121,283 shares remaining that are available for issuance under the 2011 Plan.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the three months ended March 31, 2013:

	Common Stock Shares Outstanding	Total Equity
Balance at January 1, 2013	47,761,119	$14,222,681
Share-based compensation	—	128,010
Issuance of common stock to investors	2,038,079	1,332,251
Foreign currency translation	—	(155,791)
Net loss attributable to stockholders	—	(6,903,920)
Balance at March 31, 2013	49,799,198	$8,623,231
During the first quarter of 2013, we raised gross proceeds of $1,407,606 and issued 2,038,079 shares of common stock in connection with transactions made under an At The Market Offering Agreement (ATM) through a sales agent. Sales agent commissions of 3.0% and other transaction costs amounted to $75,355 in connection with the transactions.
Note 11: Earnings (Loss) Per Share
We compute net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We consider common equivalent shares from the exercise of stock options and warrants in the instance where the shares are dilutive to net income (loss). The effects of stock options and, warrants were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2012	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(7,391,602)	$(5,195,757)
Net loss from discontinued operations	(423,288)	(1,708,163)
Net loss	$(7,814,890)	$(6,903,920)
Denominator for basic and diluted loss per share data—weighted-average shares	29,503,356	48,356,602
Basic and diluted per share data:
Net loss from continuing operations	$(0.25)	$(0.11)
Net loss from discontinued operations	(0.01)	(0.03)
Net loss	$(0.26)	$(0.14)
For the three months ended March 31, 2012 and 2013, shares of common stock potentially issuable upon the exercise of options and warrants in addition to shares potentially issuable in satisfaction of term note obligations, were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
Note 12: Business Segments and Geographic Information
Business Segments
We classify our business into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. Due to our plan to dispose of Schneider Power within the next 12 months, the Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is classified as discontinued operations (see Note 2).
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.
Fuel Storage & Vehicle Systems Segment
Our Fuel Storage & Vehicle Systems segment is a leader in the development and production of compressed natural gas (CNG) fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.

This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive OEMs and aftermarket and OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 psi. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources - product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems and (ii) the sale of transportable hydrogen refueling stations.
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
Geographic Information
Our long-lived assets as of March 31, 2013 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on two wind farms located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada that could be developed as a renewable energy project.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three months ended March 31,
	2012	2013
Total Revenue
Fuel Storage & Vehicle Systems	$5,905,304	$4,407,257
Operating Income (Loss)
Fuel Storage & Vehicle Systems	$(1,578,174)	$(1,918,880)
Corporate	(2,457,161)	(1,960,846)
Total	$(4,035,335)	$(3,879,726)
Product Gross Profit
Fuel Storage & Vehicle Systems:
Net product sales	$3,545,741	$3,505,095
Cost of product sales	(2,506,879)	(2,603,876)
Gross profit	$1,038,862	$901,219
Capital Expenditures
Fuel Storage & Vehicle Systems	$82,273	$592,677
Corporate	582	—
Total	$82,855	$592,677
Depreciation
Fuel Storage & Vehicle Systems	$253,827	$244,287
Corporate	5,329	10,315
Total	$259,156	$254,602
Identifiable assets by reporting segment are as follows:

	December 31, 2012	March 31, 2013
Identifiable Assets
Fuel Storage & Vehicle Systems	$22,488,400	$24,244,419
Renewable Energy - Held for Sale	34,226,458	31,108,058
Corporate	4,546,502	3,048,929
	$61,261,360	$58,401,406

Note 13: Commitments and Contingencies
Management and our legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. We accrue for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the opinion of management, any ultimate cost to us in excess of amounts accrued will not materially affect our condensed consolidated financial position, results of operations or cash flows.
Note 14: Subsequent Events

On May 14, 2013, we announced that Schneider Power had closed on the sale of its 1.6 Megawatt (MW) Providence Bay operational wind farm for a purchase price of CAD 406,000 and the assumption of approximately CAD 1,066,826 of bank debt and certain other project related liabilities. In addition, we previously announced that Schneider Power has entered into a separate non-binding letter of intent with an unrelated third party for the sale of Schneider Power's 10.0 MW Trout Creek wind farm development project and certain other Schneider Power development projects and also received formal offers and letters of interest for Schneider Power's 10.0 MW Zephyr operational wind farm.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements, which generally include the plans and objectives of management for future operations, estimates or projections of future economic performance, and our current beliefs regarding revenues, profits and losses, capital resources and liquidity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth under the “Risk Factors” section and elsewhere in this report.
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

•
our expectation that we will realize improvement in our gross margins in 2013 as we anticipate increased shipments of our CNG tanks incorporating lower material costs and improvements in manufacturing efficiencies;

•	our plan to expand our annual tank production manufacturing by the end of 2013;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that both passenger CNG vehicles we are working on with OEMs will be commercially available in 2014;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

•	our expectation that we will get a waiver of the Plan to Performance financial covenant and asset coverage ratio financial covenant violations from our secured lender.
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
Many of the risk factors are beyond our ability to control or predict. You should not unduly rely on any of our forward-looking statements. These statements are made only as of the date of this Quarterly Report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report.

Company Overview
We are a leader in the development and production of compressed natural gas (CNG) fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.
We produce advanced light-weight CNG storage tanks and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive Original Equipment Manufacturers (OEMs) and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks using advanced composite technology are capable of storage at up to 10,000 pounds per square inch (psi). We also provide low emission and fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our customer base includes OEMs, aftermarket and OEM truck integrators, fleets, aerospace firms, military and other governmental agencies, and other strategic alliance partners.
The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).
Financial Operations Overview
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is classified as discontinued operations as discussed further below.
In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, manufacturing and project analyses, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which production and current development programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers' vehicle applications. We also assess the degree to which we secure product orders, additional programs or new programs from our current or new customers and the level of government funding we receive for gaseous storage systems and propulsion systems. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our affiliates.
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
Fuel Storage & Vehicle Systems Segment
Our Fuel Storage & Vehicle Systems segment is a leader in the development and production of CNG fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.
This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive OEMs and aftermarket and OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 psi. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources - product sales and contract revenues. Product sales are derived primarily from (i) the sale and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems and (ii) the sale of transportable hydrogen refueling stations.

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

On January 8, 2013 we announced that we had received a $2.5 million purchase order for supplying fully-integrated fuel storage assemblies incorporating Quantum's ultra-lightweight Q-Lite™ CNG fuel storage systems to a leading manufacturer of Class 3 to Class 6 medium duty trucks. Quantum's fully-integrated rail-mounted fuel storage package will be 100% assembled and pre-tested in the factory.
On January 16, 2013 we announced that we had received purchase orders from new and existing customers for approximately $600,000 for supplying our ultra-lightweight Q-Lite™ compressed natural gas (CNG) fuel storage tanks for light-duty vehicles.
On January 23, 2013 we announced that we had received official notification from the United States Patent and Trademark Office that the company has been issued a key patent covering pressure and flow management for on-board gaseous fuel storage systems. This newly granted patent, U.S. 8,322,357, claims, among other things, a bi-directional fuel system comprising a fuel storage tank, a regulator, a check valve between the storage tank and the fill line and configured to allow flow into the storage tank; and a distal pressure delayer having an inlet connected to the fill line and an outlet connected to the tank valve. The innovative pressure delayer provides important safety features to protect the various components during rapid natural gas refueling and consumption conditions.
On January 30, 2013 we announced that we had received a purchase order from Linde LLC, an affiliate of The Linde Group, a world-leading gases and engineering company, for gaseous hydrogen refueling systems, as the first order under the three-year partnership agreement. The hydrogen systems will be specially designed, built and commissioned in support of Linde's USA-based hydrogen refueling station projects.
On February 14, 2013 we received a $1.8 million purchase order from a new customer that is a leading vehicle integrator of light duty trucks. Under the purchase order, we will supply our ultra-lightweight Q-Lite™ compressed natural gas (CNG) fuel storage tanks for natural gas powered pickup trucks.
In March of 2013 we signed a vehicle development and exclusive production agreement and received a purchase contract from a leading global automaker for engineering design and development of the natural gas storage and engine fuel system for a production-intent compressed natural gas (CNG) passenger vehicle.  The contract involves the design, integration, and supply of a light-weight natural gas on-board fuel storage system, fuel handling and engine systems for an advanced internal combustion engine vehicle, to meet customer-specified quality, durability and performance targets.
On April 23, 2013 we announced that we had been notified by the California Energy Commission's (CEC) Public Interest Energy Research Program that our proposal in response to the Program Opportunity Notice entitled “Advanced Natural Gas Engine Research and Development for Class 3 through Class 7 Applications” had been recommended for a $1 million grant award.  Southern California Gas has also committed additional funding to help the project meet its technical goals. The grant will fund the development and validation of a low-cost, multi-port fuel-injected natural-gas fuel system and engine with advanced controls, designed for Class 3 to Class 7 fleet applications such as buses, medium-duty trucks, and port freight-handling vehicles.
On May 2, 2013 we announced that we had recently entered into a Master Development Agreement  ("Agreement") with ZHRO™ Solutions, LLC ("ZHRO"), based in Chandler, Arizona, to develop fully-integrated compressed natural gas storage and fuel delivery systems (the "Fuel System") for robust and cost-effective aftermarket conversion of medium and heavy duty diesel fleets to run on natural gas. Under this Agreement, which provided for an advanced payment of $1.0 million to us to initiate activities under a compressed timeline, we will engineer and develop fuel delivery modules and integrate our industry-leading high capacity ultra-lightweight Q-Lite™ natural gas vehicle storage systems with ZHRO's revolutionary natural gas injection/engine conversion system.

The intent of this Agreement is to develop the Fuel System in an expedited manner and, subject to certain conditions set forth in the Agreement, for us to become ZHRO's exclusive production supplier of the fuel system components which include our CNG storage tanks along with other fuel delivery components.
On May 7 2013 we announced that we had received $1.4 million in purchase orders from two new customers for our industry-leading Q-Lite CNG tanks, and fully integrated, factory-tested bolt-on natural gas fuel storage systems. One of these new customers is a nationwide network of truck integrators, who is building up one stop shop capability to convert aftermarket diesel truck fleets to run on clean-burning natural gas.
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
Discontinued Operations-Renewable Energy Segment Held For Sale
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

Results of Operations
Three Months Ended March 31, 2012 and 2013
Total revenues and operating losses for our continuing business segments and gross profit on our product sales for the three and nine months were as follows:

	Three Months Ended March 31,
	2012	2013
Total Revenue
Fuel Storage & Vehicle Systems	$5,905,304	$4,407,257
Operating Income (Loss)
Fuel Storage & Vehicle Systems	$(1,578,174)	$(1,918,880)
Corporate	(2,457,161)	(1,960,846)
Total	$(4,035,335)	$(3,879,726)
Product Gross Profit
Fuel Storage & Vehicle Systems
Net product sales	$3,545,741	$3,505,095
Cost of product sales	(2,506,879)	(2,603,876)
Gross profit	$1,038,862	$901,219
Fuel Storage & Vehicle Systems Segment
Revenue from product sales remained at similar levels at $3.5 million in the first quarter of 2012 and 2013. Although product revenues from our CNG fuel storage systems increased by $1.2 million, or 52%, during the first quarter of 2013 as compared to the first quarter of 2012, we experienced an offsetting decline in product shipments to Fisker Automotive in the 2013 period. The Fisker Karma vehicle has not been in production since approximately July 2012 and we do not know when production will recommence, if ever. We expect that the level of overall product revenues for the remainder of 2013 will be higher than product revenues in the corresponding periods for 2012 due to anticipated increased shipments of our CNG fuel storage systems. During 2012 and the first three months of 2013, we received $2.5 million and $10.3 million in new purchase orders, respectively, for our CNG storage tanks and systems. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our carbon-composite high-capacity CNG storage systems.
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
Contract revenue decreased $1.5 million, or 63%, from $2.4 million in the first quarter of 2012 to $0.9 million in the first quarter of 2013. Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher contract revenue in 2012 was mainly due to the level of pre-production engineering services that we provided to Fisker Automotive during the first three months of 2012 just after its launch of the Fisker Karma vehicle late in calendar 2011. We expect contract revenues in the near term to also be negatively impacted as a result of General Motors' suspension of its fuel cell and hydrogen development activities in the later part of 2012. We expect contract revenues associated with CNG storage systems integration and next generation storage technologies to increase in 2013 which will partially offset the declines in revenues resulting from reduced activities on hydrogen development programs and programs associated with Fisker Automotive.
Agility Fuel Systems (a natural gas fuel system integrator) comprised 48% and a global OEM comprised 10% of the total Fuel Storage & Vehicle Systems segment revenue reported for the three months ended March 31, 2013, respectively. We expect our Fuel Storage & Vehicle Systems segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term, although the make-up of those customers are expected to change as programs end and new ones begin.
Cost of product sales increased $0.1 million, or 4%, from $2.5 million in the first quarter of 2012 to $2.6 million in the first quarter of 2013. The increase in the first quarter of 2013 is primarily due to higher shipments of our CNG fuel storage systems and other components mostly offset by lower product shipments to Fisker Automotive compared to the first quarter of 2012.
Gross profit on product sales decreased $0.1 million, from $1.0 million in the first quarter of 2012 to $0.9 million in the first quarter of 2013. Our overall gross profit as a percentage of revenue was 29% in 2012 and 26% in 2013. We expect that the gross profit dollars and gross profit as a percentage of revenues will increase through the remainder of 2013 as a result of anticipated growth of CNG storage shipments over the course of the year and lower cost of carbon fiber and other materials that we plan to utilize in the manufacturing of our storage tank products.
Research and development expense associated with development contracts decreased $1.2 million, or 67%, from $1.8 million in the first quarter of 2012 to $0.6 million in the first quarter of 2013. The decline is primarily attributable to the decrease in engineering activities on the Fisker Karma platform as well as General Motors' cancellation of its fuel cell and hydrogen development activities in late 2012.
Internally funded research and development expense decreased $0.4 million, or 18%, from $2.2 million in the first quarter of 2012 to $1.8 million in the first quarter of 2013. Our internally funded research primarily includes efforts to advance CNG storage technologies by integrating and testing lighter materials, and developing different size storage vessels to add to our existing product families. Included in our internally funded research effort in 2012 were significant engineering activities related to our suspended F-150 PHEV program under which we were integrating our hybrid propulsion system into a Ford F-150 truck platform. The F-150 PHEV program represented $1.1 million of our internally funded engineering expenses in the first quarter of 2012. We expect that our internally funded engineering efforts will remain lower in 2013 as compared to 2012 primarily due to the continued suspension of the F-150 PHEV program however this reduction will be partially offset by an increase in advancing the development of our CNG storage systems.

Selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment increased by $0.4 million, from $1.0 million in the first quarter of 2012 to $1.4 million in the first quarter of 2013. These costs are generally fixed in nature, however, the increase in the first quarter of 2013 was due primarily to increased bad debt reserves related to Fisker Automotive receivables.  We expect selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment to remain at similar levels as prior periods.
Our Fuel Storage & Vehicle Systems segment recognized an overall operating loss of $1.9 million for the first quarter of 2013 and $1.6 million in the first quarter of 2012. We expect our results from operations to improve over the remainder of calendar 2013, primarily in the second half of the year, mainly as a result of increased shipments of CNG storage tanks and systems.
Corporate Segment
Corporate expenses decreased $0.6 million, or 24%, from $2.5 million in the first quarter of 2012 to $2.0 million in the first quarter of 2013.
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our Fuel Storage & Vehicle Systems segment and our Renewable Energy segment. General and administrative expenses of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Corporate expenses were lower in the first quarter of 2013 as compared to 2012 primarily due to lower wages of our executives, as a result of the resignations of our former President/Chief Executive Officer and our former Executive Chairman of the Board in May 2012 and the elimination of certain executive officer positions.
Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
On August 9, 2012, we have committed to a formal plan to sell our renewable energy business segment conducted by our wholly owned subsidiary, Schneider Power Inc. (Schneider Power), and initiated steps to locate buyers for the business operations. Schneider Power, an operator and developer of wind farms, represents the entire operations of our Renewable Energy business segment. As a result of our intent to sell the business, the historical activities and balances of the Renewable Energy business segment are reported as discontinued operations held for sale in the accompanying condensed consolidated financial information presented herein.
The results from the operations of the Renewable Energy segment, classified as discontinued operations held for sale, net of taxes, was a net loss of $1.7 million in the first quarter of 2013 as compared to a net loss of $0.4 million in the first quarter of 2012.
The net earnings or loss reported for discontinued operations held for sale includes the recognition of $0.9 million of revenue from energy sales in the first quarter of 2013 as compared to $0.1 million in the same period for 2012. Energy sales in the first quarter of 2013 include activities of the 10.0 megawatt Zephyr Wind Farm (Zephyr), which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. The net loss reported for discontinued operations held for sale in the first quarter of 2013 includes operating expenses of $0.5 million as compared to operating expenses of $0.3 million in the same period in 2012. Also included in expenses in the 2013 period were total impairment charges of $1.7 million, of which $1.0 million related to goodwill associated with Zephyr and $0.7 million related to intangible assets associated with Schneider Power's development project pipeline. Interest expense on long-term project financing obligations was $0.4 million in the first quarter of 2013 as compared to $0.1 million in the first quarter of 2012.
On May 14, 2013, we announced that Schneider Power had closed on the sale of its 1.6 Megawatt (MW) Providence Bay operational wind farm for a purchase price of CAD 406,000 and the assumption of approximately CAD 1.1 million of bank debt and certain other project related liabilities. In addition, we previously announced that Schneider Power has entered into a separate non-binding letter of intent with an unrelated third party for the sale of Schneider Power's 10.0 MW Trout Creek wind farm development project and certain other Schneider Power development projects and also received formal offers and letters of interest for Schneider Power's 10.0 MW Zephyr operational wind farm.
Non-Reporting Segment Results
Interest Expense. Interest expense of our continuing operations, net of interest income, amounted to $1.4 million in the first quarter of 2013 as compared to $3.2 million in the first quarter of 2012. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of the debt securities. Included in the first quarters of 2013 and 2012 are non-cash interest costs of $0.9 million and $3.0 million, respectively. Interest expense in 2013 now includes the imputed non-cash rate associated with $1.8 million of bridge notes and certain warrants sold to investors on January 24, 2013.

Fair Value Adjustments of Derivative Instruments. Derivative instruments during the first three months in 2013 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments, which represent non-cash unrealized gains or losses, amounted to a net gain of less than $0.1 million in the first quarter of 2013. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments.
Loss on Settlement of Debt and Derivative Instruments. We did not recognize any gain or loss on settlements of our debt derivative instruments during the first quarter of 2013. During the first quarter of 2012, we settled a total of $1.3 million of debt obligations by the issuance of shares of our common stock. As a result of the in-kind debt settlements in 2012, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled.
Equity in Losses of Affiliates. The $0.1 million decrease in losses in the first quarter of 2013 as compared to the first quarter of 2012 is primarily attributed to the complete write-off of the carrying value of Asola in 2012. We did not recognize our share of net losses in Asola during the first quarter of 2013 as our investment carrying balance is zero and we have no obligation to fund deficit balances of the business.
Liquidity and Capital Resources
Our cash flows are reported on a condensed consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities in the first quarter of 2013 was $2.1 million, as compared to net cash used of $2.5 million in the first quarter of 2012. The cumulative impact of net changes in operating assets and liabilities during the first quarter of 2013 was net cash provided of $1.2 million. The decline in cash used in operations in the current period is primarily related to an increase in the level of accounts payable during the first quarter of 2013.
Net cash used in investing activities during the first quarter of 2013 was $1.2 million, as compared to net cash used of $0.2 million during the first quarter of 2012. The increase resulted from higher capital expenditures under a sale and leaseback financing arrangement to acquire equipment for our continuing operations.
Net cash provided by financing activities during the first quarter of 2013 was $2.9 million, as compared to $9.6 million during the first quarter of 2012. Net cash provided by financing activities during the first quarter of 2013 consisted principally of (i) $1.4 million of net proceeds from bridge notes issued in January 2013, (ii) $1.2 million of net proceeds from the sale of common stock under the ATM offering arrangement, and (iii) $0.6 million of borrowings on capital leases. Cash used during the first quarter of 2013 related to $0.3 million repayments of long-term obligations.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. During the first quarter of 2013, we used $631,582 under the financing arrangement to acquire equipment. As of March 31, 2013, the remaining unused portion of the financing arrangement of $1,146,470 was being held in an irrevocable escrow account.

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. During the first quarter of 2013, total proceeds from the sale of common stock under the ATM, net of sales agent commissions and other transaction costs, were $1,332,251.

•
On January 24, 2013, we received gross proceeds of $1,500,000 in connection with the issuance of $1,800,000 of unsecured 0% nonconvertible promissory notes (the January 2013 Bridge Notes) and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1,362,500.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our compressed natural gas (CNG) tank production capacity.
Our principal sources of liquidity as of March 31, 2013 consisted of: (i) cash and cash equivalents of $1,549,302 (ii) up to $3,592,394 of common stock that we can offer and sell under the remaining amount of our ATM arrangement, and (iii) restricted assets held in escrow of $1,146,470 from a sale-leaseback transaction that is specifically designated for future equipment purchases.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through March 31, 2014. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and restructure certain debt obligations of our continuing operations that mature in the second half of 2013. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other assets, arrangements with strategic partners, and the sale of equity and debt securities. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through March 31, 2014, which raises substantial doubt about our ability to continue as a going concern.
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
Off Balance Sheet Disclosures
Warrants with Exercise Price Resets
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the warrants to $0.62 through March 31, 2013 and to $0.51, through the date of this report.
The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 4,563,639 as of March 31, 2013 and to 5,602,879 as of the date of this report. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.
The warrants issued on January 24, 2013, contain a provision that increases the number of shares of common stock subject to such warrants in the event that the January 2013 Bridge Notes are not repaid in full prior to July 2, 2013. Each investor shall receive an additional warrant (collectively, the Additional Warrants) entitling such investor to purchase shares of our common stock equal in number to one-third of the number of shares underlying the initial warrant issued to such investor. If the Additional Warrants are issued, the maximum number of shares underlying the Additional Warrants would be 500,000. The Additional Warrants would have terms substantially the same as the initial warrants, except that the initial exercise price would be the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price for a share of our common stock on July 1, 2013, subject to customary anti-dilution adjustments. The Additional Warrants would also have a full-ratchet anti-dilution provision (price only), provided that, the exercise price cannot be reduced below the Floor Price.

If the January 2013 Bridge Notes have not been repaid in full by July 2, 2013, then a full-ratchet anti-dilution provision (price only) applies for the remaining term of the warrants, subject, however, to a floor price of $0.71 (the Floor Price). If the January 2013 Bridge Notes are repaid in full before July 2, 2013 and on the date of such repayment the closing price for a share of our common stock is less than the Initial Exercise Price, then the exercise price will be adjusted to the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price on the date the January 2013 Bridge Notes are repaid in full. The warrants permit a cashless exercise if at the time of exercise the underlying shares are not covered by an effective registration statement.
Warrant Classifications
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and January 24, 2013. Although we mark to market all the warrants classified as liabilities each period, the fair values of the warrants issued on June 22, 2007, August 25, 2008, August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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
The classification as equity for certain of the warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of certain warrants is required in the future, the warrants would be treated as derivatives, reclassified as liabilities on the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period's statement of operations.
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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors.
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as initially filed with the Securities and Exchange Commission on April 1, 2013 and as amended on April 30, 2013, all of which are incorporated herein by reference. Material changes to such risk factors are:
Risks Related to Liquidity and Capital Resources

Currently we are not in compliance with NASDAQ's minimum bid continued listing requirement and we may be delisted from the NASDAQ stock market.
On April 30, 2012, we received notification from the NASDAQ Stock Market that we were not in compliance with NASDAQ's continued listing rule 5450(a)(1) because the closing bid price for a share of our common stock was below $1.00 for 30 consecutive trading days (Bid Price Requirement). On October 31, 2012, NASDAQ approved our application to transfer our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market, effective with the opening of the market on November 2, 2012. In connection with our transfer to the NASDAQ Capital Market, we were afforded 180 days, or until April 29, 2013, to regain compliance with the NASDAQ's Bid Price Requirement for continued listing. In order to regain compliance with the Bid Price Requirement by April 29, 2013, the closing bid price for a share of our common stock must be at least $1.00 for ten consecutive trading days. If we are unable to regain compliance with the Bid Price Requirement prior to April 29, 2013 and we are not afforded any additional time to regain compliance, our common stock will be delisted from the NASDAQ Capital Market.
On April 30, 2013, we received a Staff Delisting Determination Letter from NASDAQ indicating that we had not timely regained compliance with NASDAQ's $1.00 minimum bid price rule set forth in Listing Rule 5550(a)(2) and that our common stock will be delisted unless we appeal the delisting determination and request a hearing before a NASDAQ Listing Qualifications Panel. On May 7, 2013, we requested a hearing which was granted by NASDAQ. The hearing date is set for June 6, 2013. While the appeal is pending, the delisting action will be stayed and our common stock will continue to trade on the NASDAQ Capital Market.
If we are not afforded any additional time by NASDAQ to regain compliance or if we are afforded additional time but are unable to timely regain compliance, our common stock will be delisted from the NASDAQ Capital Market. The delisting of our common stock from trading on NASDAQ may have a material adverse effect on the market for, and liquidity and price of, our common stock and impair our ability to raise capital. Delisting from NASDAQ could also have other negative results, including, without limitation, the potential loss of confidence by customers and employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted from trading on NASDAQ, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Markets or OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock, and there may also be a reduction in our coverage by security analysts and the news media, which may cause the price of our common stock to decline further.
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

For the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, we were not in compliance with the Performance to Plan Covenant and, for the quarter ended March 31, 2013, we were also not in compliance with the Asset Coverage Ratio Covenant. We have been in discussions with our senior lender regarding a waiver but have not yet received such waiver. In the event we are unable to obtain a waiver of the violations of the Performance to Plan Covenant and Asset Coverage Ratio Covenant for each of the quarters, or if we are unable to comply with the covenants and other obligations under the loan agreement in the future, we would need to seek additional amendments and/or waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any further amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the loan agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the loan agreement to, among other things, foreclose on our assets.
Risks Related to Our Business
Risks Related to our Fuel Storage and Vehicle Systems Segment
Fisker Automotive has represented a substantial portion of our historical revenues and an adverse change in our supplier relationship with Fisker Automotive could materially affect our business and financial results.
A large percentage of our historical revenues were derived from Fisker Automotive. During the eight month transition period December 31, 2011, the year ended December 31, 2012 and the quarter ended March 31, 2013, our revenues from Fisker Automotive comprised 62%, 19% and 1%, respectively, of our total revenues.
On April 10, 2012, Fisker Automotive notified us that they believe our pricing for the components for which we have the exclusive right to supply to them is not competitive by more than 10% and as a result they have asserted the right to resource all or part of the components we are currently supplying beginning August 10, 2012. We notified Fisker Automotive that its assertion that our pricing is not competitive by more than 10% is without merit. The Fisker Karma vehicle has not been in production since approximately July 2012 for reasons unrelated to us or the components we supply, and as of the date of this report, we are not aware if Fisker Automotive has resourced any of the components which we supply.  Further, it has been widely reported that Fisker Automotive is experiencing financial difficulties and is in the process of evaluating its strategic alternatives, which includes raising additional capital, selling its business or filing for bankruptcy protection.  If Fisker Automotive seeks bankruptcy protection or otherwise ceases operations or stays in business but resources the components we have historically supplied and we are unable to replace that revenue, it could have a material adverse affect on our business and financial results.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2013

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended March 31, 2013.

3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
4.1
Form of Investor Warrant, together with Pipefund Standard Warrant Terms (incorporated herein by reference to Exhibits 10.5 and 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on January 25, 2013).

10.1
Form of Securities Purchase Agreement, dated January 24, 2013, between the Registrant and certain accredited investors, together with Pipefund General Terms and Conditions (incorporated herein by reference to Exhibits 10.1 and 10.2 of Registrant's Current Report on Form 8-K filed with the SEC on January 245, 2013).

10.2
Form of Bridge Promissory Note, together with Pipefund Standard Note Terms (incorporated herein by reference to Exhibits 10.3 and 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on January 25, 2013).

10.3
Master Amending Agreement, dated March 19, 2013, between Schneider Power Inc., its wholly-owned subsidiary, Zephyr Farms Limited, and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.4
Amended and Restated Credit Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.5
Debenture Delivery Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to the Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.6
Debenture issued by Zephyr Farms Limited on March 19, 2013 in favor of Samsung Heavy Industries Co. (incorporated herein by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.7
Agreement of Purchase and Sale dated March 20, 2013, between Schneider Power Inc.,1604718 Ontario Ltd. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.8
Asset Purchase Agreement, dated March 20, 2013, between the Registrant, Schneider Power Providence Bay Inc. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith