Form 10-Q
period 2013-06-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2013-08-14
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2013:
14,943,124 shares of Common Stock, $.02 par value per share, and 12,499 shares of Series B Common Stock, $.02 par value per share.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,435,658	$3,092,255
Accounts receivable, net	3,500,299	3,641,240
Inventories, net	2,386,587	3,035,905
Prepaid and other current assets	1,937,970	2,210,907
Assets of discontinued operations held for sale	1,702,962	727,514
Total current assets	10,963,476	12,707,821
Property and equipment, net	3,209,643	3,638,983
Restricted assets held in escrow	1,778,052	805,817
Goodwill	12,400,000	12,400,000
Deposits and other assets	386,693	899,173
Assets of discontinued operations held for sale	32,523,496	26,668,312
Total assets	$61,261,360	$57,120,106
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,194,498	$5,309,279
Accrued payroll obligations	738,737	751,385
Deferred revenue	996,530	2,649,241
Accrued warranties	364,749	423,535
Derivative instruments	600,000	2,625,000
Other accrued liabilities	1,174,902	1,088,534
Debt obligations, current portion	9,578,723	11,586,090
Liabilities of discontinued operations held for sale	3,510,749	2,003,483
Total current liabilities	21,158,888	26,436,547
Debt obligations, net of current portion	2,481,827	2,060,804
Liabilities of discontinued operations held for sale	23,397,964	22,323,694
Commitments and contingencies (Notes 8 and 13)
Stockholders’ Equity (Note 1):
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 25,000 shares authorized; 12,499 issued and outstanding for the periods presented	250	250
Common stock, $.02 par value; 37,475,000 shares authorized; 11,950,808 shares issued, of which 11,940,183 are outstanding and 10,625 are held in treasury at December 31, 2012; 14,201,969 shares issued, of which 14,191,344 are outstanding and 10,625 are held in treasury at June 30, 2013	238,804	283,827
Additional paid-in-capital	466,363,910	470,156,011
Accumulated deficit	(452,458,137)	(463,926,125)
Accumulated other comprehensive income (loss) in discontinued operations	77,854	(214,902)
Total stockholders’ equity	14,222,681	6,299,061
Total liabilities and stockholders’ equity	$61,261,360	$57,120,106
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Revenue:
Net product sales	$4,162,761	$4,729,181	$7,708,502	$8,234,276
Contract revenue	1,253,118	1,349,723	3,612,681	2,251,885
Total revenue	5,415,879	6,078,904	11,321,183	10,486,161
Costs and expenses:
Cost of product sales	3,282,175	3,460,368	5,789,054	6,064,244
Research and development	3,398,806	2,304,016	7,340,075	4,658,516
Selling, general and administrative	4,142,967	2,695,303	7,635,458	6,023,910
Total operating costs and expenses	10,823,948	8,459,687	20,764,587	16,746,670
Operating loss	(5,408,069)	(2,380,783)	(9,443,404)	(6,260,509)
Interest expense, net	(662,910)	(1,681,848)	(3,908,137)	(3,077,281)
Fair value adjustments of derivative instruments, net	20,000	197,000	126,000	284,000
Gain on modification of debt and derivative instruments, net	348,328	—	348,328	—
Loss on settlement of debt and derivative instruments, net	—	—	(95,450)	—
Equity in losses of affiliates, net	(228,296)	—	(349,886)	(5,998)
Other	26,467	—	26,467	—
Loss from continuing operations before income taxes	(5,904,480)	(3,865,631)	(13,296,082)	(9,059,788)
Income tax expense	(3,200)	—	(3,200)	(1,600)
Loss from continuing operations	(5,907,680)	(3,865,631)	(13,299,282)	(9,061,388)
Loss from discontinued operations, net of taxes	(1,158,561)	(698,437)	(1,581,849)	(2,406,600)
Net loss attributable to stockholders	$(7,066,241)	$(4,564,068)	$(14,881,131)	$(11,467,988)
Per share data—basic and diluted:
Loss from continuing operations	$(0.50)	$(0.29)	$(1.39)	$(0.71)
Loss from discontinued operations	(0.10)	(0.05)	(0.16)	(0.19)
Net loss attributable to stockholders	$(0.60)	$(0.34)	$(1.55)	$(0.90)
Weighted average shares outstanding:
Basic and diluted	11,827,848	13,444,293	9,601,844	12,770,465
Comprehensive loss:
Net loss attributable to stockholders	$(7,066,241)	$(4,564,068)	$(14,881,131)	$(11,467,988)
Foreign currency translation adjustments, net of tax	(381,715)	(145,092)	(329,771)	(300,883)
Reclassification of accumulated foreign currency translation in connection with disposal of discontinued operations, net of tax	—	8,127	—	8,127
Comprehensive loss attributable to stockholders	$(7,447,956)	$(4,701,033)	$(15,210,902)	$(11,760,744)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2013
Cash flows from operating activities:
Net loss	$(14,881,131)	$(11,467,988)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	685,758	516,472
Amortization of intangible assets	84,224	—
Impairment of assets of discontinued operations	495,016	2,508,076
Share-based compensation charges	162,036	256,055
Employee separation	1,180,213	—
Fair value adjustments of derivative instruments	(126,000)	(284,000)
Gain on modification of debt instruments	(348,328)	—
Loss on settlement of debt and derivative instruments	95,450	—
Interest on debt obligations	3,772,593	2,717,198
Loss on sale of discontinued operations	—	54,321
Equity in losses of affiliates	349,886	5,998
Provision for bad debt	31,456	436,069
Other non-cash items	(127,482)	235,205
Changes in operating assets and liabilities:
Accounts receivable	1,421,279	(306,181)
Inventories	(223,072)	(822,523)
Other assets	256,882	279,604
Accounts payable	(1,242,208)	755,786
Deferred revenue and other accrued liabilities	567,528	1,499,052
Net cash used in operating activities	(7,845,900)	(3,616,856)
Cash flows from investing activities:
Purchases and development of property and equipment	(587,207)	(1,626,035)
Acquisition of Zephyr Wind Farm, net of cash acquired	(3,511,727)	—
Proceeds from sale of discontinued operations, net of selling costs	—	322,211
Net cash used in investing activities	(4,098,934)	(1,303,824)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of transaction fees	14,638,529	5,107,246
Proceeds from exercise of warrants	569,500	—
Borrowings on capital lease arrangement	—	972,235
Proceeds from issuance of debt and warrants, net of transaction fees	4,620,100	1,292,425
Payments on debt obligations	(6,105,736)	(961,393)
Net cash provided by financing activities	13,722,393	6,410,513
Net effect of exchange rate changes on cash	(9,621)	(63,852)
Net increase in cash and cash equivalents	1,767,938	1,425,981
Cash and cash equivalents at beginning of period	3,798,181	2,013,738
Cash and cash equivalents at end of period	$5,566,119	$3,439,719
Cash and cash equivalents at end of period:
Continuing operations	$5,390,158	$3,092,255
Discontinued operations	175,961	347,464
Total cash and cash equivalents at the end of period	$5,566,119	$3,439,719
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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
Schneider Power is an independent power producer and developer of renewable energy projects. Schneider Power's portfolio includes the 10 megawatt Zephyr operating wind farm located in Ontario, Canada. On August 9, 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. During the first six months of 2013, we completed the sale of certain assets, executed definitive agreements on certain other assets, and we have received interest from potential buyers of other significant assets as further discussed in Note 2. We continue to actively seek one or more buyers for Schneider Power's remaining operations and assets. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

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
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs through June 30, 2014, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of our issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000, of which 25,000 shares are designated as Series B non-voting common stock. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying unaudited consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split (Note 14).
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. During the first half of 2013, we used $2,444,183 under the financing arrangement to acquire equipment. As of June 30, 2013, the remaining unused portion of the financing arrangement of $805,817 was being held in a restricted irrevocable escrow account (Note 8).

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. During the first half of 2013, total proceeds from the sale of common stock under the ATM, net of sales agent commissions and other transaction costs, were $2,383,168. The ATM was terminated by us on May 15, 2013 in connection with the completion of the registered direct offering discussed below.

•
On January 24, 2013, we received gross proceeds of $1,500,000 in connection with the issuance of $1,800,000 of unsecured 0% nonconvertible promissory notes (the January 2013 Bridge Notes) and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1,362,500. Although the contractual arrangement required the bridge notes to be repaid by September 1, 2013, we elected to repay the bridge notes in full on July 1, 2013; thus, triggering early repayment provisions in the contractual arrangement that reduced the principal amount due under the bridge notes by $175,000 and the avoidance of issuing an additional 125,000 of warrants to the investors that would have been required if the bridge notes were not repaid on or before July 1, 2013 (Notes 8 and 14).

•
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that is classified as a derivative instrument as of June 30, 2013. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. On August 2, 2013, the investor exercised its warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor and canceled the warrant (Note 14).

Liquidity

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our CNG tank production capacity.
Our principal sources of liquidity as of June 30, 2013 consisted of (i) cash and cash equivalents of $3,439,719, (ii) up to $2,000,000 of potential availability under the Line of Credit, and (iii) restricted assets held in escrow of $805,817 from a sale-leaseback transaction that is specifically designated for future equipment purchases.

Certain of our debt obligations have significant debt service requirements that are scheduled for payments in the second half of 2013. As of the release of this report, the January 2013 Bridge Notes had been paid in full and Schneider Power had paid its scheduled July 31 semi-annual debt service obligation related to the 10 MW Zephyr wind farm. The June/July 2012 Bridge Notes, which comprise $7,100,000 of outstanding principal, are scheduled to mature during the period from September 22, 2013 through October 25, 2013.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through June 30, 2014. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and potentially restructure the bridge debt obligations that mature in the near term. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other non-core assets, arrangements with strategic partners, and the sale of equity and debt securities.
We recently completed a reverse stock split which we believe will enable us to regain full compliance with all NASDAQ Capital Market listing requirements in the coming days. We expect that our continued NASDAQ listing will provide us with opportunities to raise cost-effective capital from a wide range of potential investors. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through June 30, 2014, which raises substantial doubt about our ability to continue as a going concern.
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
Note 2: Discontinued Operations - Schneider Power
Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and is a licensed electricity generator and wholesaler.

In August 2012, we committed to a plan to sell Schneider Power and engaged Ardour Capital Investments, LLC to assist us with identifying potential buyers for the business operations and/or assets. On May 13, 2013 we completed the sale of Schneider Power's 1.6 MW Providence Bay wind farm (Providence Bay) and we have executed definitive agreements for the sale of a controlling interest in Schneider Power's 10.0 MW Trout Creek wind farm development project and certain other early stage development projects.  We have also signed definitive agreements for the sale of Schneider Power's 50% interest in a wind farm development project located in the Bahamas and potential buyers have expressed interest in the 10.0 MW Zephyr operating wind farm. We continue to actively pursue the sale of all of the remaining Schneider Power assets. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.
Divestiture
On May 13, 2013, we completed the sale of Schneider Power's Providence Bay wind farm in exchange for Canadian Dollar (CAD) $403,373 in cash and the assumption of CAD $1,111,977 of bank debt and certain other project related liabilities. The sale of Providence Bay wind farm resulted in the recognition of a loss of CAD $55,012 related to the disposition.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Revenue:
Net product sales	$192,021	$688,350	$280,573	$1,546,308
Costs and expenses:
Cost of product sales	219,294	179,702	248,234	348,669
Research and development	83,621	—	128,889	16,872
Selling, general and administrative	258,275	256,492	531,765	528,299
Amortization of intangible assets	47,178	—	84,224	—
Impairment of long-lived assets of discontinued operations (1)	—	771,868	—	2,508,076
Loss on sale of discontinued operations held for sale (2)	—	53,757	—	53,757
Total costs and expenses	608,368	1,261,819	993,112	3,455,673
Operating loss	(416,347)	(573,469)	(712,539)	(1,909,365)
Interest expense, net	(208,980)	(352,814)	(336,076)	(725,081)
Other (3)	—	227,846	—	227,846
Loss from discontinued operations held for sale, before income taxes	(625,327)	(698,437)	(1,048,615)	(2,406,600)
Income tax expense	(38,218)	—	(38,218)	—
Net loss from discontinued operations held for sale (4)	$(663,545)	$(698,437)	$(1,086,833)	$(2,406,600)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the six months ended June 30, 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized impairment charges of $2.5 million during the six months ended June 30, 2013, of which $1.6 million is related to goodwill, $0.8 million is related to intangible assets and $0.1 million is related to property and equipment.

(2)	Represents the loss on sale of the Providence Bay wind farm.

(3)	Consists of a return of a development deposit received during the second quarter of 2013 associated with a wind farm development project that was abandoned in 2011.

(4)
Included as part of the loss from discontinued operations, net of taxes, during the three and six months ended June 30, 2012 on the accompanying condensed statements of operations, are discontinued operations of Schneider Power held for sale and losses of $495,016 that we recognized during the three months ended June 30, 2012 associated with the Quantum Solar asset group that we abandoned and fully disposed of in 2012.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	December 31, 2012	June 30, 2013
Current Assets:
Cash and cash equivalents	$578,080	$347,464
Accounts receivable, net	454,088	119,741
Prepaid and other current assets	670,794	260,309
Total current assets	$1,702,962	$727,514
Non-Current Assets:
Property and equipment, net (1)	$25,959,563	$23,111,339
Intangible asset, net (2)	3,924,327	2,926,624
Goodwill (3)	2,308,383	614,532
Deposits and other assets	331,223	15,817
Total non-current assets	$32,523,496	$26,668,312
Current Liabilities:
Accounts payable	$933,377	$468,588
Accrued payroll obligations	33,390	—
Other accrued liabilities	316,314	110,797
Current portion of debt obligations (4)	2,227,668	1,424,098
Total current liabilities	$3,510,749	$2,003,483
Non-Current Liabilities:
Debt obligations, net of current portion (4)	$23,251,117	$22,184,863
Deferred income taxes	146,847	138,831
Total non-current liabilities	$23,397,964	$22,323,694

(1)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010 that was sold in May 2013.

(2)
Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with Schneider Power's acquisition of the Zephyr Wind Farm in April 2012 and reflects impairments of $0.8 million recognized during the six months ended June 30, 2013.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012 and reflects $1.6 million in impairment charges recognized during the six months ended June 30, 2013.

(4)	Consists of obligations to secured project lenders as follows:
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr Farms Limited (Zephyr) and its 10 MW wind farm (Zephyr Wind Farm) on April 20, 2012, Schneider Power assumed a credit facility owed to Samsung Heavy Industries Co. Ltd (Samsung) related to the project (the Samsung Debt). The term loan had a total principal and interest amount of CAD $23.2 million as of the date of the acquisition. Pursuant to the original terms of the Samsung Debt, Zephyr was required to make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of ten years, as follows: (1) eighteen semi-annual payments of principal and interest in the approximately amount of CAD $1.05 million commencing nine months following the date that the Zephyr wind farm achieved commercial operations (which event occurred in May 2012) , (ii) a principal balloon payment in year five in the approximate amount of CAD $5.3 million and (iii) a final payment in year ten in the approximate amount of CAD $9.6 million.

On March 19, 2013, Schneider Power and Zephyr entered into a Master Amending Agreement with Samsung to resolve certain issues with respect to the performance of the wind turbines purchased by Zephyr from Samsung for use by the Zephyr Wind Farm pursuant to which the parties agreed to, among other things, (i) revise the turbine delivery date to February 1, 2013, thus, extending the grace period (and Zephyr's right to claim performance related liquidated damages) to January 31, 2013, (ii) waive all of Zephyr's fee obligations under an operations and maintenance agreement between Zephyr and Samsung applicable to the turbines owned and operated by the Zephyr that would have been payable to Samsung through January 31, 2013, (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013, and (iv) restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under the Samsung Debt.

Upon execution of the Master Amending Agreement, Zephyr is now obligated to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a ten year period, as follows: (i) an interest payment of CAD $100,000 that was made before March 31, 2013, (ii) an interest only payment in the approximate amount of CAD $1.3 million that was made on August 12, 2013 (the scheduled payment date was on July 31, 2013 but was subsequently extended to August 15, 2013), (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

Based on the present value of the cash flows of the amended Samsung Debt, we determined that the modified terms were not substantially different from the original payment terms.

As of June 30, 2013, the total amount of the Samsung Debt was CAD $24.9 million, which consisted of CAD $22.7 million of principal, CAD $0.9 million of unamortized premium and CAD $1.3 million of accrued interest.

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

The conversion rate of one CAD to one US Dollar was 1.005 to 1.0 as of December 31, 2012 and 0.950 to 1.0 as of June 30, 2013.
Bank Term Loan - Providence Bay Wind Farm

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan (Bank Term Loan) that had an original principal amount of CAD $1.5 million upon its inception on April 3, 2007. The Bank Term Loan was executed by our wholly-owned tier-three subsidiary, Schneider Power Providence Bay Inc. (SPI Providence Bay), and was secured by certain of SPI Providence Bay’s power generation machinery, equipment and other assets.

The significant terms of the Bank Term Loan as last amended in April 10, 2012 are as follows: (i) scheduled maturity date of April 10, 2017, (ii) interest at 6.0% per annum, and (iii) required fixed cash payments of CAD $12,899 per month through April 10, 2017, with the remaining principal amount of CAD $667,422 due on the maturity date.

Upon our sale of substantially all of the SPI Providence Bay wind farm assets on May 14, 2013, the purchaser also assumed substantially all of the SPI Providence Bay wind farm liabilities including the remaining CAD $1.1 million balance of the Bank Term Loan.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	December 31, 2012	June 30, 2013
Customer accounts billed	$3,042,332	$4,352,864
Customer accounts unbilled	887,653	596,479
Allowance for doubtful accounts	(429,686)	(1,308,103)
Accounts receivable, net	$3,500,299	$3,641,240

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	December 31, 2012	June 30, 2013
Materials and parts	$4,574,922	$5,450,888
Work-in-process	—	166,032
Finished goods	1,171,429	959,020
	5,746,351	6,575,940
Less: provision for obsolescence	(3,359,764)	(3,540,035)
Inventories, net	$2,386,587	$3,035,905
Note 5: Investments
Equity Method Investments
We hold ownership interests in certain unconsolidated businesses that are accounted for under the equity method of accounting. These interests include a 24.9% ownership interest in Asola Solar Power GmbH and its affiliate Asola Quantum Solarpower AG (referred to collectively as “Asola”) and a 25% ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum)
Asola
On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We previously accounted for our equity interest in Asola under the equity method of accounting. As of December 31, 2012, we had recognized impairment charges to write down the entire carrying balance of our investments in and advances and prepayments to Asola due to declining prospects for Asola's business. On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013. We have not recognized any activity in the first six months of 2013 as we have no obligation to fund deficit balances of the business and as a result, the carrying amount of our investment remains at zero.
Shigan Quantum
Our investment in Shigan Quantum was $5,998 and zero as of December 31, 2012 and June 30, 2013, respectively. Our equity in losses associated with Shigan Quantum for the the six months ended June 30, 2013 exceeded the carrying balance of our investment as of December 31, 2012 of $5,998 and we have no obligation to fund deficit balances of the business. Accordingly, we recognized losses for the six months ended June 30, 2013 to the extent that the carrying balance was reduced to zero.

Cost Method Investment
We hold a less than 1% ownership interest in Fisker Automotive. Fisker Automotive's business prospects have significantly declined and it has been reported that Fisker Automotive's vehicle production ceased in July 2012 and has not yet resumed. Our investment in Fisker Automotive, which we account for under the cost method, was zero as of December 31, 2012 and June 30, 2013.
Note 6: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the six months ended June 30, 2013 are as follows:

	Balance at December 31, 2012	Additions	Transfers	Depreciation	Balance at June 30, 2013
Property and equipment in service, gross	$31,295,376	$—	$796,907	$—	$32,092,283
Accumulated depreciation	(28,837,522)	—	—	(516,472)	(29,353,994)
Construction in progress:
Plant equipment & other	751,789	945,812	(796,907)	—	900,694
Total property and equipment, net	$3,209,643	$945,812	$—	$(516,472)	$3,638,983
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Vehicle Systems business segment, was $12.4 million at both December 31, 2012 and June 30, 2013.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of June 30, 2013.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2013	$364,749
Warranties issued during the period	84,973
Settlements made during the period	(26,187)
Balance at June 30, 2013	$423,535

Note 8:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	December 31, 2012	June 30, 2013
Obligations to Secured Lenders:
Line of Credit: $3,000,000 principal and $9,188 accrued interest in December 2012; $3,000,000 principal and $8,750 accrued interest in June 2013	$3,009,188	$3,008,750
Capital lease obligation: $3,146,110 principal, $31,344 accrued interest in December 2012; $2,816,340 principal, $27,153 accrued interest in June 2013	3,177,454	2,843,493
Obligations to Other Creditors:
June/ July 2012 Bridge Notes: $7,100,000 principal, $214,751 accrued interest, less $1,504,353 debt discount in December 2012; $7,100,000 principal, $212,416 accrued interest, less $590,712 debt discount in June 2013	5,810,398	6,721,704
January 2013 Bridge Notes: $1,025,000 principal in June 2013	—	1,025,000
Other obligations	63,510	47,947
Debt obligations of continuing operations, current and non-current	12,060,550	13,646,894
Less: obligations classified as current, net of amortization of debt discounts	(9,578,723)	(11,586,090)
Debt obligations of continuing operations, non-current	$2,481,827	$2,060,804
The following disclosures reflect the status of our debt obligations for our continuing operations on an instrument by instrument basis as they existed as of December 31, 2012 and provide a summary of significant payment and other activities related to the outstanding debt instruments during the first six months of 2013.
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

During 2012 and through the first quarter of 2013, we were not in compliance with the quarterly Performance to Plan covenant and as of March 31, 2013, we were also not in compliance with the asset coverage ratio covenant. On May 20, 2013, we and our senior secured lender entered into a Loan and Security Modification Agreement pursuant to which (i) our senior secured lender agreed to waive all covenant defaults through that date, (ii) the Performance to Plan financial covenant was deleted in its entirety, (iii) the definition of Borrowing Base was revised to allow for up to 50% of eligible inventory (subject to a cap of 40% of all outstanding advances) regardless of the asset coverage ratio, (iv) the facility fee due on the first anniversary date was reduced from $100,000 to $50,000, (v) the interest rate was subject to adjustment to the bank's prime rate, plus 2.5%, in the event our asset coverage ratio falls below 1.35 to 1.00 at the end of each month until the asset coverage ratio again achieves a ratio of at least 1.35 to 1.00, and (vi) the amount available to us under the revolving line of credit was reduced from $10.0 million to $5.0 million. In connection with the Loan and Security Modification Agreement, we paid the lender cash fees totaling $70,075 and issued warrants to purchase shares of our common stock to the lender with a fair value of $39,000 (see Note 10). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the remaining life of the credit facility. We determined that the modified terms were not substantially different from the original terms.

Based on our eligible levels of accounts receivable and inventories as of June 30, 2013, the maximum borrowing level under the facility was $3,587,771.

The bank has a senior secured position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under a capital lease arrangement.

Capital lease obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of June 30, 2013, we had used a total of $2,444,183 of the amount available to us to acquire equipment and the remaining $805,817 available to us was being held in a restricted irrevocable escrow account. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first six months of 2013, we made total payments of $671,073, of which $341,303 represented the implied interest cost.
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
The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of June 30, 2013:

Six months ending December 31, 2013	$671,073
Twelve months ending December 31, 2014	1,342,146
Twelve months ending December 31, 2015	1,810,301
Total minimum lease payments	3,823,520
Less: Amount representing interest	(1,007,180)
Total present value of net minimum lease payments	2,816,340
Less: Current portion of the present value of minimum lease payments	(779,752)
Capital lease obligation, net of current portion	$2,036,588

June/July 2012 Bridge Notes
During June and July 2012, we received gross proceeds of $7,100,000 from the sale of senior subordinated bridge notes (June/July 2012 Bridge Notes) and warrants to purchase shares of our common stock.
The significant terms of the June/ July 2012 Bridge Notes are as follows: (i) scheduled maturity dates of eighteen months from the date of issuance, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and can be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) unsecured and subordinate to our secured Line of Credit.
January 2013 Bridge Notes
On January 24, 2013, we entered into agreements with certain accredited investors for the sale and purchase of $1,800,000 of unsecured 0% nonconvertible promissory notes (the “January 2013 Bridge Notes”) and warrants to purchase shares of our common stock. The January 2013 Bridge Notes included a $300,000 original issue discount; provided, however, if the January 2013 Bridge Notes were repaid in full on or before July 1, 2013, then the total principal amount due under the January 2013 Bridge Notes would be reduced to $1,625,000, which, as a result, would lower the original issue discount to $125,000. At closing, we received gross proceeds of $1,500,000. Because of certain provisions contained in the warrants, we determined that the warrant contracts represent freestanding derivative instruments (see Notes 9 and 10) and allocated $705,000 of the proceeds to the derivative instruments, representing the fair value of the warrants on the transaction date. The remaining proceeds of $795,000 were allocated to the debt instruments on a residual basis. The difference between the face amount of the debt instruments of $1,800,000 and the proceeds allocated to the debt instruments resulted in an implied debt discount of $1,005,000 that was being amortized to interest expense on the effective interest rate method over the expected remaining life of the debt instruments until the notes were repaid in full on July 1, 2013.

In addition, we allocated total costs of $137,500 incurred in connection with the transaction between the derivative warrants ($64,625) and debt instruments ($72,875) on a relative fair value basis. The portion allocated to the derivative warrants was recognized immediately as interest expense and the portion allocated to the debt instruments was deferred and were being amortized to interest expense on the effective interest rate method over the expected life of the debt instruments.
The January 2013 Bridge Notes represented unsecured obligations. Except for the original issue discount, the January 2013 Bridge Notes did not carry interest unless and until there was an event of default, in which case the outstanding balance would have carried interest at 18% per annum. The January 2013 Bridge Notes called for monthly amortization payments of $150,000 due and payable on the first business day of each month commencing on March 1, 2013. The January 2013 Bridge Notes were originally set to mature on December 31, 2013; however, the maturity date was subject to change in the event we did not (i) raise net proceeds of at least $3.0 million from one or more non-dilutive financings or other capital raising transactions by April 30, 2013 and (ii) obtain at least a six month extension of the maturity date from holders of at least 75% of the principal amount of the June/July 2012 Bridge Notes. We did not fulfill the conditions required by April 30, 2013, and as a result, the maturity dates under the January 2013 Bridge Notes were changed to September 1, 2013.
We had the right to prepay the January 2013 Bridge Notes, in whole or in part, at any time without penalty and, if we repaid the January 2013 Bridge Notes in full on or before July 1, 2013, then the amount of the original issue discount was to be reduced to $125,000. Upon the occurrence of an event of default, the investors had the right to demand repayment of all or part of the January 2013 Bridge Notes and, if we had failed to repay the amount so demanded within 30 days, then we would have had to pay a 20% premium.
On July 1, 2013, we repaid in full the remaining outstanding balance under the January 2013 Bridge Notes (see Note 14). The early repayment of the outstanding balance under the January 2013 Bridge Notes resulted in a savings of $175,000 with the provision that decreased the original debt discount to $125,000 if an early repayment was received on or before July 1, 2013.
Collateral and Covenants

We were in compliance with the existing covenants and other requirements of our debt instruments as of June 30, 2013.
Debt Maturities
The table below shows scheduled maturities of our long term debt obligations of our continuing operations for each of the following periods until maturity:

Twelve months ending June 30:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$12,176,802	$(590,712)	$11,586,090
2015	994,194	—	994,194
2016	1,066,610	—	1,066,610
	$14,237,606	$(590,712)	$13,646,894
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
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	October 2006 Warrants	February 2011 "B" Warrants	January 2013 Warrants	May 2013 Warrant	Total Derivatives
Balance at December 31, 2012	$597,000	$3,000	$—	$—	$600,000
Origination of derivative instrument	—	—	705,000	—	705,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	19,000	(2,000)	(104,000)	—	(87,000)
Balance at March 31, 2013	$616,000	$1,000	$601,000	$—	$1,218,000
Origination of derivative instrument	—	—	—	1,604,000	1,604,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(61,000)	(1,000)	(131,000)	(4,000)	(197,000)
Balance at June 30, 2013	$555,000	$—	$470,000	$1,600,000	$2,625,000
We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions for the warrant contracts issued on October 27, 2006 and a cashless exchange right for the warrant contract issued on May 16, 2013, we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.
The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants	February 2011 “B” Warrants	January 2013 Warrants	May 2013 Warrants
June 30, 2013:
Annual volatility (1)	33.8%	48.7%	73.4%	73.5%
Risk-free rate	0.13%	0.51%	1.41%	1.40%
Dividend rate	—%	—%	—%	—%
Closing price of Quantum stock	$2.20	$2.20	$2.20	$2.20
Conversion / exercise price	$2.02	$24.00	$2.84	$2.68
December 31, 2012:
Annual volatility (1)	52.9%	53.3%	N/A	N/A
Risk-free rate	0.21%	0.36%	N/A	N/A
Dividend rate	—%	—%	N/A	N/A
Closing price of Quantum stock	$2.72	$2.72	N/A	N/A
Conversion / exercise price	$3.32	$24.00	N/A	N/A

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

Note 10:  Stockholders’ Equity
Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of our issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying unaudited consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split (Note 14).
Stock Incentive Plans
On October 27, 2011, our stockholders approved our 2011 Stock Incentive Plan (2011 Plan). The 2011 Plan replaced our 2002 Stock Incentive Plan (2002 Plan) and awards can no longer be issued under the 2002 Plan; however, awards issued under the 2002 Plan prior to its termination remain outstanding in accordance with their terms.
Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the awards are established by the administrator of the plans, our Compensation Committee. The stock options generally expire ten years after the date of grant or 30 days after termination of employment, vest ratably at a rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock at the date of grant. Restricted stock awards generally cliff vest on the third anniversary of the grant date.
The 2011 Plan provides for an aggregate of 775,000 shares that were initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which beginning on January 1, 2013, the number of shares available for grant under the 2011 Plan increase annually by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. Effective January 1, 2013, an additional 125,000 shares were added to the Plan pursuant to the evergreen provision.

There were no awards made under the 2011 Plan during the first six months of 2013. As of June 30, 2013, after including the effects of forfeitures and the evergreen provision, we had 781,579 remaining shares available for issuance under the 2011 Plan.

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 12 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended June 30, 2012:
Cost of product sales	$7,024	$—	$7,024
Research and development	30,408	—	30,408
Selling, general and administrative	4,040	101,506	105,546
Total share-based compensation	$41,472	$101,506	$142,978
Three Months Ended June 30, 2013:
Cost of product sales	$5,337	$—	$5,337
Research and development	22,386	—	22,386
Selling, general and administrative	3,701	80,832	84,533
Total share-based compensation	$31,424	$80,832	$112,256
Six Months Ended June 30, 2012:
Cost of product sales	$15,507	$—	$15,507
Research and development	66,255	—	66,255
Selling, general and administrative	8,577	241,794	250,371
Total share-based compensation	$90,339	$241,794	$332,133
Six Months Ended June 30, 2013:
Cost of product sales	$10,803	$—	$10,803
Research and development	44,870	—	44,870
Selling, general and administrative	7,402	161,350	168,752
Total share-based compensation	$63,075	$161,350	$224,425

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2013	173,418
Granted	—
Forfeited	(6,675)	$49.08
Expired	(4,154)	$51.28
Options outstanding at June 30, 2013	162,589	$24.32	7.7
Vested and expected to vest at June 30, 2013	154,890	$25.04	7.6
Options exercisable at June 30, 2013	72,013	$59.84	6.4

Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2013	9,583,097
Issued—original number (1)	1,148,955
Issued—additional number (2)	548,475
Expired (3)	(229,457)
Warrants outstanding at June 30, 2013	11,051,070

(1)
Associated with warrants issued in connection with the issuance of the January 2013 Bridge Notes, the registered direct offering completed on May 16, 2013 and the Line of Credit Loan and Security Modification agreement.

(2)	Associated with reset provisions contained within the October 27, 2006 warrant contracts.

(3)	Represents warrants that expired on May 7, 2013 that were issued in connection with the origination of the Line Of Credit.
January 2013 Warrants
On January 24, 2013, in connection with the issuance of the January 2013 Bridge Notes (see Note 8), each investor received a warrant entitling the investor to purchase shares of our common stock equal in number to 100% of the purchase price for such investor's bridge note divided by $4.00. The aggregate number of shares underlying the warrants is 375,000. Each warrant has a term of 5.5 years, cannot be exercised for a period of six months following the date of issuance and entitled the investor to purchase one share of our common stock at an exercise price of $4.00 per share (the Initial Exercise Price), subject to customary anti-dilution adjustments.
If the January 2013 Bridge Notes had not been repaid in full by July 2, 2013, then a full-ratchet anti-dilution provision (price only) applied for the remaining term of the warrants, subject, however, to a floor price of $2.84 (the Floor Price). If the January 2013 Bridge Notes were repaid in full before July 2, 2013 and on the date of such repayment the closing price for a share of our common stock was less than the Initial Exercise Price, then the exercise price was to be adjusted to the greater of (i) the Floor Price and (ii) $0.01 above the consolidated closing bid price on the date the January 2013 Bridge Notes were repaid in full. The warrants permit a cashless exercise if at the time of exercise the underlying shares are not covered by an effective registration statement.
On July 1, 2013, we repaid in full the remaining outstanding balance under the January 2013 Bridge Notes. The early repayment allowed us to avoid issuing an additional 125,000 warrants that would have been contractually required if the notes were not repaid in full on or before July 1, 2013. As a result of the repayment, the exercise price of such Warrants was adjusted from $4.00 per share to $2.84 per share. No further adjustments to the exercise price of the Warrants are required to be made in the future other than adjustments pursuant to customary anti-dilution provisions.
We issued our placement agent a warrant to purchase 11,250 shares of our common stock, with terms substantially the same as the investor warrants described above, in partial consideration for the placement agent's services in connection with the transaction.
In certain circumstances, the investors and the placement agent have piggyback registration rights with respect to the shares of common stock underlying the warrants, which the investors and placement agent exercised when we filed a resale registration statement on June 6, 2013 that was declared effective on July 5, 2013.
As a result of the contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change, we classify the January 2013 warrant contracts as derivative instruments (see Note 9).
May 2013 Registered Direct Offering Warrants
In connection with the registered direct offering we completed on May 16, 2013, the investor received a five-year warrant entitling the investor to initially purchase up to 737,705 shares of our common stock at an exercise price of $2.684 per share, subject to customary anti-dilution adjustments.
As an alternative to exercising the warrant in whole or in part, the investor had the right, subject to certain conditions being satisfied, to exchange all or part of the warrant for an amount equal to a prescribed Black-Scholes value of the warrant at any time after 30 days following the date of issuance if our share price was trading below the current exercise price of the warrant, which was determined at closing to be approximately $1.56 million.
We, at our option, had the right to settle an exchange in cash, shares of our common stock (provided certain conditions were satisfied), or any combination thereof. If the investor exercised its exchange right and we elected to settle the exchange using shares of our common stock, the number of shares we would be obligated to issue was to be determined by dividing the prescribed Black-Scholes value of the warrant (or portion thereof so exchanged) by the closing bid price for a share of our common stock as of two business days prior to the date of the exchange. In the event that the aggregate number of shares originally issued to the investor plus the number of shares of common stock required to settle the exchange would have exceeded 19.99% of the issued and outstanding shares immediately preceding the closing of the offering, then, with respect to the portion of the prescribed Black-Scholes value that we could not have settled using shares of common stock we could have, at our option, settled in cash or by delivery of a one-year 10% unsecured promissory note.

The warrant also provided that, under certain circumstances, we would have had the ability to cause the holder to exercise the warrant for cash. The warrant also provided that if our common stock was delisted from the NASDAQ Capital Market, then the number of shares underlying the warrant at the time of such delisting would have automatically been adjusted upward by multiplying the number of warrant shares at the time of the delisting by 116.667%.
On August 2, 2013, the investor exercised its exchange right under the warrant provisions. We settled the cashless exchange by issuing to the investor 751,780 registered shares of common stock. As a result of the investor's warrant exchange, we have no further obligation to issue additional shares to the investor under any circumstances, including (i) any shares associated with contingent additional warrants that would have been applicable if we were unable to remain listed on the Nasdaq Capital Market and (ii) any additional shares that could have been required to satisfy the Exchange Right if our share price declined in the future (Note 14).
Based on the aforementioned contractual provisions, we consider the May 2013 Warrants to be a derivative instrument that was classified as current liabilities, recorded at fair value and marked to market, with the changes in fair values being recognized in the respective period's statement of operations (Note 9).
May 2013 Line of Credit Warrants
In connection with the Loan and Security Modification Agreement on the Line of Credit executed on May 20, 2013, we issued warrants to our lender to purchase up to 25,000 shares of our common stock at a fixed exercise price of $2.48 per share, which are exercisable after six months and expire seven years from the date of issuance.

A summary of our outstanding warrants as of June 30, 2013 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	1,400,720	$2.02	(2)
June 22, 2007	December 22, 2014	64,396	$167.20	(1)
August 25, 2008	August 25, 2015	349,741	$154.40	(3)
August 3, 2009	August 3, 2014	8,001	$68.00	(1)
September 4, 2009	September 4, 2014	20,869	$68.00	(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,554	$72.80	(1)
July 22, 2010	July 22, 2013	24,215	$72.80	(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,049	$53.60	(1)
January 3, 2011	February 18, 2014	69,444	$36.00	(1)
January 12, 2011	January 12, 2014	32,973	$36.80	(1)
February 18, 2011	February 18, 2016	189,843	$26.28	(1)
February 18, 2011; Series “B”	February 18, 2016	98,483	$24.00	(1)
May 9, 2011	May 8, 2014	19,614	$11.68	(1)
May 20, 2011	May 19, 2014	22,578	$11.68	(1)
June 15, 2011	June 15, 2016	361,466	$15.40	(1)
June 15, 2011	June 15, 2018	11,250	$12.48	(1)
June 15, 2011	June 15, 2018	30,068	$15.40	(1)
June 20, 2011	June 20, 2016	14,270	$15.60	(1)
June 20, 2011	June 20, 2018	33	$15.60	(1)
July 6, 2011	July 6, 2016	104,932	$15.40	(1)
August 23, 2011	August 23, 2016	28,750	$15.40	(1)
September 29, 2011	September 29, 2016	137,676	$3.32	(3)
October 12, 2011	October 12, 2016	141,087	$3.32	(3)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,139	$10.56	(1)
November 2, 2011	November 2, 2014	135,000	$8.48	(1)
December 21, 2011	December 21, 2016	1,578,947	$4.88	(1)
January 19, 2012	January 19, 2017	33,188	$4.88	(1)
March 20, 2012; Series “B”	March 20, 2017	1,311,000	$4.08	(1)
March 21, 2012; Series “B”	March 21, 2017	1,656,000	$4.08	(1)
May 3, 2012; Series “B”	May 3, 2017	27,613	$4.08	(1)
June 4, 2012; Series “B”	June 4, 2017	51,113	$4.08	(1)
May 7, 2012	May 7, 2019	138,889	$3.60	(1)
May 8, 2012	May 8, 2019	50,000	$3.60	(1)
June 22, 2012	June 22, 2017	1,007,463	$3.40	(1)
June 28, 2012	June 28, 2017	179,795	$3.40	(1)
July 25, 2012	July 25, 2017	518,956	$3.56	(1)
January 24, 2013	July 25, 2018	386,250	$4.00	(4)
May 16, 2013	May 16, 2018	737,705	$2.68	(5)
May 20, 2013	May 20, 2020	25,000	$2.48	(1)
Total warrants outstanding at June 30, 2013		11,051,070

(1)	No; contract does not provide for an exercise price reset provision.

(2)	Yes; contract provides for reset of exercise price along with increase in number of shares in connection with sales of future equity below current exercise price

(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.

(4)
Yes; contract provides for reset of exercise price under certain conditions, subject to a floor of $2.84; contract also provided for the issuance of additional warrants to purchase up to 125,000 shares of common stock if the remaining principal on the January 2013 Bridge Notes is not paid in full on or before July 1, 2013.

(5)
Although contract did not provide for a reset of the exercise price, the contract included a provision in which the holder could have exchanged the warrant via a cashless exercise if our share price was trading below the current exercise price of the warrant.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), January 24, 2013 and May 16, 2013. Although we mark to market all the warrants classified as liabilities each period (see Note 9), the fair values of the warrants issued on June 22, 2007, August 25, 2008 August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the warrants to $2.02 through June 30, 2013 and to $1.5142 through the date of this report.
The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 1,400,720 as of June 30, 2013 and to 1,868,613 through the date of this report. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.

Shares Available

The number of authorized shares available for future issuance as of June 30, 2013 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares Authorized	37,475,000	25,000	20,000,000
Less shares issued and outstanding at June 30, 2013	(14,191,344)	(12,499)	—
Less shares designated as of June 30, 2013 for issuance under:
Stock options (1)	(944,168)	—	—
Warrants outstanding	(11,051,070)	—	—
Undesignated shares available	11,288,418	12,501	20,000,000

(1) Includes all of the options outstanding plus 781,579 shares remaining that are available for issuance under the 2011 Plan.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the six months ended June 30, 2013:

	Common Stock Shares Outstanding	Total Equity
Balance at January 1, 2013	11,940,183	$14,222,681
Share-based compensation	—	256,055
Issuance of common stock to investors	2,251,161	3,542,069
Issuance of warrants in connection with debt modification	—	39,000
Foreign currency translation	—	(292,756)
Net loss attributable to stockholders	—	(11,467,988)
Balance at June 30, 2013	14,191,344	$6,299,061
During the six months ended June 30, 2013, we raised gross proceeds of $2,611,334 and issued 1,021,653 shares of common stock in connection with transactions made under an At The Market Offering Agreement (ATM) through a sales agent. Sales agent commissions of 3.0% and other transaction costs during the six months ended June 30, 2013 amounted to $111,916 in connection with the transactions. On May 15, 2013, we terminated the ATM agreement.
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that is classified as a derivative instrument at June 30, 2013 (Note 9).
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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(5,907,680)	$(3,865,631)	$(13,299,282)	$(9,061,388)
Net loss from discontinued operations	(1,158,561)	(698,437)	(1,581,849)	(2,406,600)
Net loss	$(7,066,241)	$(4,564,068)	$(14,881,131)	$(11,467,988)
Denominator for basic and diluted loss per share data—weighted-average shares	11,827,848	13,444,293	9,601,844	12,770,465
Basic and diluted per share data:
Net loss from continuing operations	$(0.50)	$(0.29)	$(1.39)	$(0.71)
Net loss from discontinued operations	(0.10)	(0.05)	(0.16)	(0.19)
Net loss	$(0.60)	$(0.34)	$(1.55)	$(0.90)
For the three and six months ended June 30, 2012 and 2013, shares of common stock potentially issuable upon the exercise of options and warrants were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive OEMs and aftermarket OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 psi. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.
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

Research and development is expensed as incurred and is primarily related to the operations of the Fuel Storage & Vehicle Systems segment for each of the periods presented. Research and development expense includes both customer-funded research and development and internally-funded research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include applications development costs in our Fuel Storage & Vehicle Systems segment that are funded under customer contracts.
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
Geographic Information
Our long-lived assets as of June 30, 2013 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on the Zephyr wind farm located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Total Revenue
Fuel Storage & Vehicle Systems	$5,415,879	$6,078,904	$11,321,183	$10,486,161
Operating Loss
Fuel Storage & Vehicle Systems	$(2,226,033)	$(710,352)	$(3,804,208)	$(2,629,232)
Corporate	(3,182,036)	(1,670,431)	(5,639,196)	(3,631,277)
Total	$(5,408,069)	$(2,380,783)	$(9,443,404)	$(6,260,509)
Product Gross Profit
Fuel Storage & Vehicle Systems:
Net product sales	$4,162,761	$4,729,181	$7,708,502	$8,234,276
Cost of product sales	(3,282,175)	(3,460,368)	(5,789,054)	(6,064,244)
Gross profit	$880,586	$1,268,813	$1,919,448	$2,170,032
Capital Expenditures
Fuel Storage & Vehicle Systems	$298,651	$348,581	$380,924	$941,258
Corporate	70,083	—	582	4,554
Total	$368,734	$348,581	$381,506	$945,812
Depreciation
Fuel Storage & Vehicle Systems	$221,087	$251,554	$474,914	$495,841
Corporate	10,926	10,316	16,255	20,631
Total	$232,013	$261,870	$491,169	$516,472
Identifiable assets by reporting segment are as follows:

	December 31, 2012	June 30, 2013
Identifiable Assets
Fuel Storage & Vehicle Systems	$22,488,400	$24,592,207
Renewable Energy - Held for Sale	34,226,458	27,395,826
Corporate	4,546,502	5,132,073
	$61,261,360	$57,120,106

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

Litigation

On June 6, 2013, Iroquois Master Fund Ltd (Iroquois) filed suit against the Company in the United States District Court for the Southern District of New York. In its suit, Iroquois asserts that the registered direct offering we completed on May 16, 2013 triggered the full-ratchet anti dilution reset provision contained in its October 2006 Warrant contract and, as a result, the exercise price of its October 2006 Warrant should have been adjusted to $0.948 and the number of shares underlying its October 2006 Warrant proportionately increased. Iroquois is claiming that we are in breach of the warrant contract due to our refusal to honor a partial cashless exercise Iroquois attempted to make on May 23, 2013 at the $0.948 price. Iroquois is seeking money damages that it estimates to be in excess of $2.0 million as well as certain equitable remedies.

Contemporaneously with the filing of the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on June 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of their motion on August 7, 2013, and the motion has been fully submitted to the Court.
We believe that Iroquois' assertion that the May 16, 2013 registered direct offering triggered the reset provision contained in the October 2006 Warrant is incorrect and, even if it were correct, Iroquois' calculation of the reset price was incorrect. Accordingly, we believe that all of the claims asserted by Iroquois in its Complaint are without merit and the Company intends to vigorously defend this suit. While the Company believes that it will prevail on the merits, if an adverse ruling is made, such ruling could result in a loss that would be material to our consolidated results of operations. We are unable at this time to estimate the potential loss should there be an adverse ruling. There are numerous factors that make it difficult to meaningfully estimate a possible loss or range of loss at this stage of the lawsuit, including that the proceedings are in relatively early stages and there are significant factual and legal issues to be resolved, some of which will affect the calculation of money damages.
Note 14: Subsequent Events
Repayment of January 2013 Bridge Notes
On July 1, 2013, we repaid in full the remaining outstanding balance under the January 2013 Bridge Notes. The early repayment of the outstanding balance under the January 2013 Bridge Notes, which were contractually scheduled to mature on September 1, 2013, resulted in a savings to us of $175,000 as the January 2013 Bridge Notes contained a provision that increased the original debt discount if an early repayment was received on or before July 1, 2013. Additionally, the early repayment allowed us to avoid issuing an additional 125,000 warrants that would have been contractually required if the notes were not repaid in full on or before July 1, 2013.
Pursuant to the terms of the common stock purchase warrants issued to the purchasers of the January 2013 Bridge Notes, the exercise price of the warrants were adjusted from $4.00 per share to $2.84 per share upon repayment of the January 2013 Bridge Notes. No further adjustments to the exercise price of the Warrants are required to be made in the future other than adjustments pursuant to customary anti-dilution provisions.
Reverse Stock Split
On July 26, 2013, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-4 reverse stock split of our issued and outstanding common stock, $0.02 par value per share. The Certificate of Amendment was effective at 11:59 p.m. Eastern on July 30, 2013. The Certificate of Amendment was approved by our stockholders on July 25, 2013.
As a result of the reverse stock split, immediately upon the effective time, each four shares of our issued and outstanding common stock was automatically combined and converted into one issued and outstanding share of common stock, par value $0.02 per share. The reverse stock split affected all issued and outstanding shares of common stock, as well as common stock underlying stock options, warrants and convertible notes outstanding immediately prior to the effectiveness of the reverse stock split. The number of authorized shares of the common stock was also reduced proportionately.
No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise would have held a fractional share of common stock received a cash payments in lieu of such fractional share based on the closing price for a share of our common stock on the NASDAQ Capital Market on the day immediately preceding the effective date of the Reverse Stock Split.
At the market opening on July 31, 2013, our common stock, $0.02 par value per share, began trading on the NASDAQ Capital Market on a split-adjusted basis. The Company's common stock will continue to trade under the symbol “QTWW.”
Exchange of May 2013 Warrant
On August 2, 2013, the holder of the warrant we issued on May 16, 2013 exercised its exchange right in full and we elected to settle the exchange by issuing 751,780 registered shares of our common stock. As a result of the holders exchange of the entire warrant, we have no further obligation to issue additional shares to the holder under any circumstances, including (i) any shares associated with contingent additional warrants that would have been applicable if we were unable to remain listed on the Nasdaq Capital Market and (ii) any additional shares that could have been required to satisfy a right to exchange if our share price declined in the future.
As a result of the holder's exercise of its exchange right, an anti-dilution price reset provision contained in the October 2006 Warrants was triggered. Accordingly, the exercise price for the October 2006 Warrants was reset from $2.02 to $1.5142 and the number of shares underlying the October 2006 Warrants increased from 1,400,720 to 1,868,613.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that we will need and be able to raise additional capital to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our expectation of additional product revenue from the sale of our recently introduced compressed natural gas (CNG) tank technology;

•	our belief that our current operating plan will allow us to achieve profitability by the end of calendar 2013;

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

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that both passenger CNG vehicles we are working on with Original Equipment Manufacturers (OEMs) will be commercially available in 2014;

•	our belief that we will be able to sell all of Schneider Power's assets within our expected timeframe;

•	our belief that we will receive meaningful proceeds from the sale of Schneider Power's assets;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material;

•	our expectation that the market price of our common stock will continue to fluctuate significantly; and

•	our expectation that we will prevail in the litigation currently pending with Iroquois Master Fund Ltd.

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
Company Overview
We are a leader in the development and production of compressed natural gas CNG fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.
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
We expense all research and development when incurred. Research and development expense includes both customer-funded research and development and company-funded research and development. Customer-funded research and development consists primarily of expenses associated with contract revenue. These expenses include application development costs we funded under customer contracts. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products for natural gas, hybrid, hydrogen fuel cell and other alternative fuel applications.
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

Significant Developments in the Fuel Storage & Vehicle Systems Segment During the First Half of 2013
Our Fuel Storage & Vehicle Segment made significant strides in growing and expanding our CNG fuel storage and complete fuel systems products and services. In the first half of 2013, we received a number of new orders from new and existing customers for our Q-Lite CNG tank storage systems and complete fully-integrated fuel storage assemblies that incorporate our Q-Lite tank storage system. As a result of the growth in the demand for our CNG tanks and integrated fuel systems, we announced that we have undertaken an aggressive expansion of our tank manufacturing capacity, with the goal of achieving annual capacity of 12,000 units by the end of 2013.

We also received two significant CNG storage and CNG fuel system development contracts from new customers - one of which is a production-intent CNG passenger vehicle program from a major global OEM and the other relates to the development of a fully-integrated CNG storage and fuel delivery system for a cost-effective aftermarket conversion kit for medium and heavy-duty diesel fleets to run on natural gas.

We also made significant strides in our tank and fuel systems technology during the first half of 2013. During this period, we were granted two key patents related to key aspects of CNG fuel storage and fuel systems pressure and flow management for on-board gaseous fuel storage and dematerialization of fuel storage cylinders. During this period, we, in a collaborative effort with the Boeing Company and the Pacific National Labs, under sponsorship by the Office of Energy Efficiency and Renewable Energy of the U.S. Department of Energy, demonstrated an alternative new technology leap for lightweight carbon composite CNG and hydrogen fuel tanks that resulted in a 20% reduction in material utilization. Although we ultimately were not awarded the $1.0 million grant award from the California Energy Commission's (CEC) Public Interest Energy Research Program that we announced on April 23, 2013, which would have been used to partially funded the development and validation of a low-cost, multi-port fuel injected natural-gas fuel system and engine with advanced controls, designed for Class 3 to Class 7 fleet applications such as buses, medium-duty trucks, and port freight-handling vehicles, we expect to continue developing fuel systems and engines with advanced controls with our customer base.

With respect to development programs during the first half of 2013, we completed our development of a turbocharged, inter-cooled and electronically fuel injected gaseous fuel engine for Mahindra and Mahindra, the leading Indian vehicle manufacturer and industrial conglomerate.
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
On June 5, 2013 we announced we had signed an amendment to an existing long-term lease agreement with regard to our former corporate headquarters located in Irvine, California, that pulls forward the lease expiration date by 21 months to January 31, 2014 and reduces the base rent obligations due for the remainder of the amended lease term. We expect to realize future cost savings of approximately $2.3 million in scheduled rent and other obligations as a result of the lease amendment.

Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power owns and operates wind electricity generation facilities and has a significant portfolio of wind and solar energy projects in various stages of development throughout North America and the Caribbean.
On August 9, 2012, we committed to a formal plan to sell the Schneider Power business and initiated steps to locate a buyer. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.
On May 14, 2013, Schneider Power sold its 1.6 Megawatt (MW) Providence Bay operational wind farm for a purchase price of CAD 406,000 and the assumption of approximately CAD 1.1 million of bank debt and certain other project related liabilities.
On May 24, 2013, we signed a formal asset purchase agreement with an unrelated third party for the sale of the 10.0 MW Trout Creek wind farm development project and certain other Schneider Power development projects. The sale of the Trout Creek Project will occur in two phases.  The first phase will result in the purchaser acquiring a controlling ownership interest in the project for an aggregate purchase price of CAD 1.2 million of which CAD 1.0 million will be paid in cash on the closing of Phase 1 and CAD 0.2 million will be paid by the purchaser's assumption of certain Trout Creek Project liabilities.  The second phase will result in the purchaser acquiring the remaining ownership interest in the project for a purchase price of CAD 1.1 million if and when the development of the Trout Creek Project is completed and the wind farm begins commercial operation.  The first phase is expected to close in the coming weeks and is subject to the parties' receipt of certain acknowledgments or consents from the Ontario Power Authority and other regulatory bodies. The purchaser has agreed to be solely responsible for all development costs and expenses related to the Trout Creek Project. The second phase is expected to close within approximately 18 to 24 months, subject to the Trout Creek Project achieving commercial operation.
In addition, we are actively pursuing the sale of Schneider Power's operational 10.0 MW Zephyr wind farm and the remaining development projects.

Results of Operations
Three and Six Months Ended June 30, 2012 and 2013
The following table provides operating results for our continuing operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2013	$	%	2012	2013	$	%
Total Revenue
Fuel Storage & Vehicle Systems
Net product sales	$4,162,761	$4,729,181	$566,420	14%	$7,708,502	$8,234,276	$525,774	7%
Contract revenue	1,253,118	1,349,723	96,605	8%	3,612,681	2,251,885	(1,360,796)	(38)%
Total	$5,415,879	$6,078,904	$663,025	12%	$11,321,183	$10,486,161	$(835,022)	(7)%

Costs and Expenses
Fuel Storage & Vehicle Systems
Cost of product sales	$3,282,175	$3,460,368	$178,193	5%	$5,789,054	$6,064,244	$275,190	5%
R&D- internal	2,318,784	1,530,135	178,193	8%	4,496,240	3,305,537	(1,190,703)	(26)%
R&D- funded	1,080,021	773,881	(306,140)	(28)%	2,843,835	1,352,979	(1,490,856)	(52)%
Selling, general and administrative	960,932	1,024,872	63,940	7%	1,996,262	2,392,633	396,371	20%
Total Fuel Storage & Vehicle Systems	7,641,912	6,789,256	$(242,200)	(3)%	15,125,391	13,115,393	$(2,009,998)	(13)%
Corporate selling, general and administrative	3,182,036	1,670,431	$(1,511,605)	(48)%	5,639,196	3,631,277	(2,007,919)	(36)%
Total	$10,823,948	$8,459,687	$(2,364,261)	(22)%	$20,764,587	$16,746,670	$(4,017,917)	(19)%

Operating Loss
Fuel Storage & Vehicle Systems	$(2,226,033)	$(710,352)	$1,515,681	(68)%	$(3,804,208)	$(2,629,232)	$1,174,976	(31)%
Corporate	(3,182,036)	(1,670,431)	$1,511,605	(48)%	$(5,639,196)	$(3,631,277)	$2,007,919	(36)%
Total	$(5,408,069)	$(2,380,783)	$3,027,286	(56)%	$(9,443,404)	$(6,260,509)	$3,182,895	(34)%

Product Gross Profit
Fuel Storage & Vehicle Systems
Net product sales	$4,162,761	$4,729,181	$566,420	14%	$7,708,502	$8,234,276	$525,774	7%
Cost of product sales	(3,282,175)	(3,460,368)	(178,193)	5%	(5,789,054)	(6,064,244)	(275,190)	5%
Gross profit	$880,586	$1,268,813	$388,227	44%	$1,919,448	$2,170,032	$250,584	13%
Gross profit margin	21%	27%			25%	26%
Fuel Storage & Vehicle Systems Segment
Product revenues during the 2013 periods is substantially all related to shipments of CNG fuel storage systems in which volumes have grown significantly over the levels realized in 2012, whereas product revenues in the 2012 periods consisted of a mix of revenues from shipments of CNG fuel storage systems and shipments of components to Fisker Automotive. Although product revenues from our CNG fuel storage systems increased by $3.2 million, or 65%, during the first half of 2013 as compared to the first half of 2012, we experienced a $2.6 million decline in shipments of components to Fisker Automotive in the 2013 period. The Fisker Karma vehicle has not been in production since approximately July 2012 and we do not expect production to recommence in the foreseeable future, if ever. We expect that the level of overall product revenues for the remainder of 2013 will be higher than product revenues in the corresponding periods for 2012 due to anticipated increased shipments of our CNG fuel storage systems. We believe the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand and growth for our carbon-composite high-capacity CNG storage systems.
As a result of our expectations for continued growth for our CNG storage systems, we have implemented a plan to expand tank manufacturing capacity. The planned capacity expansion is designed to increase our annualized capacity levels from approximately 4,000 units at the beginning of 2013 to approximately 12,000 units in the fourth quarter of 2013 by setting up state-of-the art manufacturing lines at a 60,000 sq. ft. building adjacent to our existing 30,000 sq. ft. factory in Lake Forest, California. We are now utilizing additional equipment installed in the initial phases of the expansion in our current manufacturing operations and we expect to continue adding additional capacity throughout the remainder of 2013.
Contract revenue is derived primarily from system development, application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher contract revenue in the first six months of 2012 was mainly due to the level of engineering services that we provided to Fisker Automotive during the first six months of 2012 just after its launch of the Fisker Karma vehicle late in calendar 2011. We expect contract revenues in the near term to also be negatively impacted as a result of General Motors' suspension of its fuel cell and hydrogen development activities in the later part of 2012. We expect contract revenues associated with CNG storage systems integration and next generation storage technologies to continue to increase in 2013 which will partially offset the declines in revenues resulting from reduced activities on hydrogen development programs and programs associated with Fisker Automotive.
Agility Fuel Systems and Westport Fuels (both natural gas fuel system integrators) comprised 37% and 16%, respectively, of the total Fuel Storage & Vehicle Systems segment revenue reported for the six months ended June 30, 2013. We expect our Fuel Storage & Vehicle Systems segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term.
The increase in cost of product sales for the second quarter and first half of 2013 is primarily due to higher shipments of our CNG fuel storage systems and other components partially offset by lower product shipments to Fisker Automotive compared to the second quarter and first half of 2012.
Our overall product gross profit as a percentage of product revenue was 27% and 26% in the second quarter and first half of 2013 as compared to 21% and 25% in the second quarter and first half of 2012, respectively. We expect that the gross profit dollars and gross profit as a percentage of revenues will increase through the remainder of 2013 as a result of anticipated growth of CNG storage shipments over the course of the year and lower cost of carbon fiber and other materials that we plan to utilize in the manufacturing of our storage tank products.
The decline in research and development expense associated with development contracts in 2013 is primarily attributable to the decrease in engineering activities on the Fisker Karma platform as well as General Motors' cancellation of its fuel cell and hydrogen development activities in late 2012. We expect research and development expenses associated with CNG storage systems integration and next generation storage technologies to increase in the second half of 2013 which will partially offset the declines in expenses resulting from reduced activities on hydrogen development programs and programs associated with Fisker Automotive.
Our internally funded research primarily includes efforts to advance CNG storage technologies by integrating and testing lighter materials, and developing different size storage vessels to add to our existing product families. Included in our internally funded research effort in the prior year periods of 2012 were significant engineering activities related to our suspended F-150 PHEV program under which we were integrating our hybrid propulsion system into a Ford F-150 truck platform. The F-150 PHEV program represented $1.9 million and $3.4 million of our internally funded engineering expenses in the first half and full calendar year of 2012, respectively. We expect that our internally funded engineering efforts will remain lower in the second half of 2013 as compared to 2012 primarily due to the continued suspension of the F-150 PHEV program; however, this reduction will be partially offset by an increase in advancing the development of our CNG storage systems.

Selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment remained at similar levels in the second quarter of 2012 and 2013, but are higher over the first half of 2013 compared to the prior year period. These costs are generally fixed in nature; however, the increase in the first six months of 2013 was due primarily to increased bad debt reserves related to Fisker Automotive receivables in the first quarter of 2013.  We expect selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment during the second half of 2013 to remain at similar levels as recognized in the prior periods.
We expect results from operations of our Fuel Storage & Vehicles Systems segment to continue to improve over the remainder of calendar 2013, mainly as a result of anticipated increased shipments of CNG storage tanks and systems.
Corporate Segment
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our Fuel Storage & Vehicle Systems segment and our Renewable Energy segment. General and administrative expenses of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Corporate expenses were lower in the first half of 2013 as compared to 2012 primarily due to the elimination of certain executive officer positions, lower wages and other cost reductions implemented over the past twelve months. The prior year results also included a charge of $1.0 million primarily associated with separation agreements executed in connection with the resignations of our former President/Chief Executive Officer and our former Executive Chairman of the Board in May 2012.
Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
We have committed to a formal plan to sell the business operations and/or assets of the renewable energy segment and initiated steps to locate buyers. Schneider Power, an operator and developer of wind farms, represents the entire operations of our Renewable Energy business segment. To date, certain of the operations and assets have either been sold or are under definitive contractual arrangements for sale. We are also actively looking for buyers of the remaining operations and assets. As a result of our intent to sell the remaining assets of the business, the historical activities and balances of the Renewable Energy business segment are reported as discontinued operations held for sale in the accompanying condensed consolidated financial information presented herein.
The results from the operations of the Renewable Energy segment, classified as discontinued operations held for sale, net of taxes, was a net loss of $0.7 million and $2.4 million in the second quarter and first half of 2013 as compared to a net loss of $0.7 million and $1.1 million in the second quarter and first half of 2012, respectively.
The net loss reported for discontinued operations held for sale includes the recognition of $0.7 million and $1.5 million of revenue from energy sales in the second quarter and first half of 2013 as compared to $0.2 million and $0.3 million in the same periods in 2012, respectively. Energy sales include activities of the 10.0 megawatt Zephyr Wind Farm (Zephyr), which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. The net loss reported for discontinued operations held for sale in the second quarter and first half of 2013 includes operating expenses of $0.4 million and $0.9 million, as compared to operating expenses of $0.6 million and $1.0 million in the same periods in 2012, respectively. Also included in expenses in the second quarter and first half of 2013 were total impairment charges of $0.8 million and $2.5 million, respectively, of which the first half of 2013 included $1.6 million related to goodwill associated with Zephyr, $0.8 million related to intangible assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm.
Interest expense on long-term project financing obligations was $0.4 million and $0.7 million in the second quarter and first half of of 2013 as compared to $0.2 million and $0.3 million in the second quarter and first half of 2012, respectively.
Non-Reporting Segment Results
Interest Expense. Interest expense of our continuing operations, net of interest income, amounted to $1.7 million in the second quarter of 2013 as compared to $0.7 million in the second quarter of 2012, and amounted to $3.1 million in the first six months of 2013 as compared to $3.9 million in the first six months of 2012. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of the debt securities. Included in the first six months of 2013 and 2012 are non-cash interest costs of $2.1 million and $3.6 million, respectively. Interest expense in the six months ended June 30, 2013 included $0.9 million in non-cash interest costs associated with bridge notes and certain warrants sold to investors on January 24, 2013 and $1.1 million in non-cash interest costs associated with bridge notes and certain warrants sold to investors during June and July of 2012. The January 2013 bridge notes were paid in full on July 1, 2013.
Fair Value Adjustments of Derivative Instruments. Derivative instruments during the six months ended June 30, 2013 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The net gains recognized during the first six months of 2013 was primarily due to the decrease in our closing share price that lowered the fair value of the derivative instrument liabilities ($2.72 at December 31, 2012 decreasing to $2.20 at June 30, 2013).
Gain on Modification of Debt and Derivative Instruments. We recognized a gain of $0.3 million during the second quarter of 2012 in connection with with the exchange of certain existing convertible notes with new nonconvertible bridge notes in June 2012. We did not recognize any gain or loss on settlements of our debt derivative instruments during the six months ended June 30, 2013.
Loss on Settlement of Debt and Derivative Instruments. We did not recognize any gain or loss on settlements of our debt derivative instruments during the six months ended June 30, 2013. During the six months ended June 30, 2012, we settled a total of $1.3 million of debt obligations by the issuance of shares of our common stock. As a result of the in-kind debt settlements in 2012, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled.
Equity in Losses of Affiliates. The $0.2 million and $0.3 million decrease in losses during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is primarily attributed to the complete write-off of the carrying value of our investments in Asola in 2012. We no longer recognize our share of net losses of affiliates as our investment carrying balances have been reduced to zero and we have no obligation to fund deficit balances of the business.
Liquidity and Capital Resources
Our cash flows are reported on a condensed consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities decreased to $3.6 million for the six months ended June 30, 2013 as compared to a net use of $7.8 million for the six months ended June 30, 2012. The decrease in net cash used in the current year is primarily a result of improved results of operations and partially a result of an increase in cash generated from working capital associated with deposits received on new customer programs and higher levels of accounts payable.
Net cash used in investing activities decreased to $1.3 million for the six months ended June 30, 2013 as compared to a net use of $4.1 million for the six months ended June 30, 2012. The decrease is primarily due to Schneider Power's acquisition of the Zephyr Wind Farm during the second quarter of 2012 for $3.5 million partially offset by higher capital expenditures in the current year under a sale and leaseback financing arrangement to acquire equipment for our continuing operations and cash proceeds of $0.3 million received in connection with Schneider Power's sale of the Providence Bay Wind Farm during the second quarter of 2013.
Net cash provided by financing activities decreased to $6.4 million for the six months ended June 30, 2013 as compared to net cash provided of $13.7 million for the six months ended June 30, 2012. Net cash provided by financing activities for the six months ended June 30, 2013 consisted principally of (i) $1.4 million of net proceeds from bridge notes issued in January 2013, (ii) $2.4 million of net proceeds from the sale of common stock under the ATM offering arrangement, (iii) $2.7 million of net proceeds from the sale of common stock in connection with a registered direct offering in May 2013, and (iv) $1.0 million of borrowings under the capital lease arrangement. Cash used for the six months ended June 30, 2013 primarily related to repayments of long-term obligations associated with the January 2013 Bridge Notes of $0.6 million and the capital equipment lease arrangement of $0.3 million.
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. During the first half of 2013, we used $2,444,183 under the financing arrangement to acquire equipment. As of June 30, 2013, the remaining unused portion of the financing arrangement of $805,817 was being held in a restricted irrevocable escrow account.

•
On December 28, 2012, we entered into an At The Market Offering Agreement (ATM) with a sales agent. Under the ATM, we had the right to offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $5,000,000 through the sales agent. During the first half of 2013, total proceeds from the sale of common stock under the ATM, net of sales agent commissions and other transaction costs, were $2,383,168. The ATM was terminated by us on May 15, 2013 in connection with the completion of the registered direct offering discussed below.

•
On January 24, 2013, we received gross proceeds of $1,500,000 in connection with the issuance of $1,800,000 of unsecured 0% nonconvertible promissory notes (the January 2013 Bridge Notes) and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1,362,500. Although the contractual arrangement required the bridge notes to be repaid by September 1, 2013, we elected to repay the bridge notes in full on July 1, 2013; thus, triggering early repayment provisions in the contractual arrangement that reduced the principal amount due under the bridge notes by $175,000 and the avoidance of issuing an additional 125,000 of warrants to the investors that would have been required if the bridge notes were not repaid on or before July 1, 2013.

•
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that is classified as a derivative instrument as of June 30, 2013. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. On August 2, 2013, the investor exercised its warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor and cancelled the warrant.

Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period. We have historically incurred operating losses and negative cash flows from operating activities and we expect to use a significant amount of cash over the next year. Specifically, our business plan anticipates that over the next twelve months we will increase investments in equipment and facility infrastructure to expand our CNG tank production capacity.
Our principal sources of liquidity as of June 30, 2013 consisted of: (i) cash and cash equivalents of $3,092,255, (ii) up to $2,000,000 of potential availability under the Line of Credit, and (iii) restricted assets held in escrow of $805,817 from a sale-leaseback transaction that is specifically designated for future equipment purchases.
Certain of our debt obligations have significant debt service requirements that are scheduled for payments in the second half of 2013. As of the release of this report, the January 2013 Bridge Notes had been paid in full and Schneider Power had paid its scheduled July 31 semi-annual debt service obligation related to the 10 MW Zephyr wind farm. The June/July 2012 Bridge Notes, which comprise $7,100,000 of outstanding principal, are scheduled to mature during the period from September 22, 2013 through October 25, 2013.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through June 30, 2014. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and potentially restructure the bridge debt obligations that mature in the near term. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other non-core assets, arrangements with strategic partners, and the sale of equity and debt securities.
We recently completed a reverse stock split which we believe will enable us to regain full compliance with all NASDAQ Capital Market listing requirements in the coming days. We expect that our continued NASDAQ listing will provide us with opportunities to raise cost-effective capital from a wide range of potential investors. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through June 30, 2014, which raises substantial doubt about our ability to continue as a going concern.
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
Off Balance Sheet Disclosures
Warrants with Exercise Price Resets
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of these warrants, we have completed capital raising transactions that resulted in the reset of the exercise price of the warrants to $2.02 through June 30, 2013 and to $1.51, through the date of this report.

The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the remaining number of shares subject to the warrants issued on October 27, 2006 increased to 1,400,720 as of June 30, 2013 and to 1,868,613 through the date of this report. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholders.
Warrant Classifications
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), January 24, 2013 and May 16, 2013. Although we mark to market all the warrants classified as liabilities each period, the fair values of the warrants issued on June 22, 2007, August 25, 2008 August 3, 2009 and September 4, 2009, were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on fair values or relative fair values. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity.
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

(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

On October 27, 2006, we entered into a Securities Purchase Agreement with a group of hedge funds for the purchase and sale of shares of our common stock and warrants (the October 2006 Warrants). The October 2006 Warrants expire on April 27, 2014. The October 2006 Warrants contain a full-ratchet anti-dilution provision for the term of the warrant which, in sum, requires us to adjust the exercise price of the October 2006 Warrants if at any time during the term of the October 2006 Warrants we issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock or otherwise entitling any person to acquire shares of our common stock at an effective net price per share less than the exercise price then in effect for the October 2006 Warrants. With respect to rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of common stock or otherwise entitling any person to acquire shares of our common stock, with a number of underlying shares that floats or resets or otherwise varies based on market prices of the common stock, for purposes of the above adjustment the effective net price is determined separately on the date of each exercise of the October 2006 Warrants. The October 2006 Warrants also contain a provision that requires us to proportionately increase the number of shares underlying the October 2006 Warrants each time that the exercise price is reset. As of May 16, 2013, the exercise price for the October 2006 Warrants was $2.02 per share and the number of shares underlying the October 2006 Warrants was 1,400,720.
On May 16, 2013, we entered into a Securities Purchase Agreement in connection with a registered direct offering pursuant to which we sold 1,229,508 shares of common stock at a price of $2.44 per share and issued to the investor a warrant to purchase up to an additional 737,705 shares of our common stock at a price per share of $2.684 (the May 2013 Warrant). We received gross proceeds of $3.0 million from the registered direct offering completed on May 16, 2013. We incurred approximately $0.3 million in placement agent fees and other transaction related expenses. The May 2013 Warrant contained a provision that gave the holder of the May 2013 Warrant the right at any time after June 15, 2013 to exchange the May 2013 Warrant for cash or, at our option, shares of our common stock equal in value to a prescribed Black-Scholes value of the warrant, which on the date of closing was determined to be approximately $1.56 million (the Exchange Right); provided, however, the Exchange Right could only be exercised after June 15, 2013 if at the time of the exchange our common stock was trading at a price lower than $2.684 per share.

    On May 23, 2013, Iroquois Master Fund Ltd (Iroquois), one of the holders of the October 2006 Warrants, executed and delivered to us a notice of partial cashless exercise of its October 2006 Warrant (the “Iroquois Exercise Notice”). In the Iroqouis Exercise Notice, Iroquois computed the number of shares it was to receive as a result of the partial exercise based on an exercise price of $0.948 per share, not the $2.02 per share in effect on May 16, 2013. Iroquois alleged that the registered direct offering completed on May 16, 2013 triggered the reset provision contained in the October 2006 Warrant because, under Iroquois' theory, the value of the Exchange Right and the transaction related expenses must be deducted from the $3.0 million of gross proceeds in order to determine the effective net price received by us.

On May 24, 2013, we notified Iroquois that we disagreed with Iroquois' assertion that the May 16, 2013 registered direct offering triggered the reset provision in the October 2006 Warrants since a number of conditions needed to be met before the value of the Exchange Right could be realized by the holder of the May 2013 Warrant, namely (i) the Exchange Right did not vest until June 16, 2013, (ii) the Exchange Right could only be exercised if our stock was trading at a price below the $2.684 exercise price at the time the Exchange Right was exercised and (iii) the number of shares potentially issuable in settlement of the Exchange Right, if exercise, could not be determined unless and until the Exchange Right was exercised.

On June 6, 2013, Iroquois filed suit against the Company in the United States District Court for the Southern District of New York. In its Complaint, Iroquois alleged that (1) it is entitled to a declaratory judgment that (a) the May 16, 2013 transaction resulted in a reset of the October 2006 Warrant exercise price to $0.948 and a proportionate increase in the number of shares underlying its October 2006 Warrants, (b) the Iroquois Exercise Notice was valid, and (c) we are obligated to honor the Iroquois Exercise Notice; (2) our failure to honor the Iroquois Exercise Notice was a breach of contract; and (3) Iroquois is entitled to specific performance. Iroquois alleges estimated damages from the breach of contract claim in excess of $2.0 million. Contemporaneously with the filing of the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on June 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of their motion on August 7, 2013, and the motion has been fully submitted to the Court.

    We believe that Iroquois' assertion that the May 16, 2013 registered direct offering triggered the reset provision contained in the October 2006 Warrant is incorrect and, even if it were correct, Iroquois' calculation of the reset price was incorrect. Accordingly, we believe that all of the claims asserted by Iroquois in its Complaint are without merit and the Company intends to vigorously defend this suit. On August 2, 2013, the holder of the May 2013 Warrant exercised the Exchange Right in full and we issued 751,780 shares of common stock in settlement of the exchange. On August 6, 2013, we notified Iroquois and the other October 2006 Warrant holders that exercise of the Exchange Right resulted in a reset of the exercise price for the October 2006 Warrants from $2.02 to $1.5142 per share.

    If Iroquois prevails in its suit, we would be required to reset the exercise price of Iroquois' October 2006 Warrants to $0.948 per share or another price below $1.5142 and proportionately increase the number of shares potentially issuable upon exercise of the October 2006 Warrants. In addition, we may be liable to Iroquois for monetary damages if and to the extent that Iroquois can prove it suffered monetary damages as a result of us refusing to honor the Iroquois Exercise Notice, and attorney fees.
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
As of August 12, 2013, we had approximately $14.0 million of principal and interest outstanding under our debt obligations in continuing operations, of which $7.6 million matures in the next three months, and $31.5 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt in continuing operations includes $3.0 million owed to our senior secured lender, which is secured by substantially all of our assets. The project debt financing associated with the Zephyr wind farm is classified as held for sale and is secured debt owed to Samsung Heavy Industries Co. Ltd.
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
We have a history of operating losses and negative cash flow. We incurred net losses from continuing operations before income taxes of $25,180,878 and $27,857,741 for the fiscal year ended December 31, 2012 and the eight month transition period ended December 31, 2011, respectively, and $5,194,157 and $9,059,788 for the quarter ended March 31, 2013 and the six months ended June 30, 2013, respectively.
We expect that our existing sources of liquidity will not be sufficient to fund all of our activities and debt service obligations through June 30, 2014. In order for us to have sufficient capital to execute our business plan, fund our operations and meet our debt obligations over this twelve month period, we will need to raise additional capital, monetize certain assets, and potentially restructure the bridge debt obligations that mature in the near term. We are considering various cost-effective capital raising options and alternatives including the sale of Schneider Power and/or other non-core assets, arrangements with strategic partners, and the sale of equity and debt securities.
We recently completed a reverse stock split which we believe will enable us to regain full compliance with all NASDAQ Capital Market listing requirements and which we expect will provide us with continued opportunities to raise capital to a wide range of potential investors. Although we have been successful in the past in raising capital, we cannot provide any assurance that we will be successful in doing so in the future to the extent necessary to be able to fund all of our growth initiatives, operating activities and obligations through June 30, 2014, which raises substantial doubt about our ability to continue as a going concern.

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
Pursuant to the terms of a certain sale-leaseback transaction we entered into on November 7, 2012 with Amur Finance I, LLC (Amur), (i) we sold to and agreed to immediately lease back from Amur certain equipment, tooling and other assets, (ii) agreed to sell to and immediately lease back from Amur certain yet to be identified assets that we intend to purchase from time to time during the term of the Lease Agreement, and (iii) agreed to lease from Amur certain other yet to be identified assets acquired by Amur from time to time at our direction during the term of the Lease. At closing, Amur deposited approximately $2.5 million in an irrevocable escrow account, which is to be used to fund the purchase of the assets described in (ii) and (iii) above. As of June 30, 2013, $805,817 remained in the escrow account. If we were to default on the Lease Agreement, then Amur could terminate our rights under the Lease Agreement, including our right to use the leased equipment and our right to use the remaining funds in the escrow account to purchase additional equipment, which would have a material adverse affect on our business operations and our plans to expand tank production capacity.

Our loan agreement with our senior secured lender contains a number of affirmative and negative covenants which could restrict the manner in which we conduct business and, if we fail to comply with such covenants, it could restrict our ability to access the full amount available under the loan agreement and result in the acceleration of the debt extended pursuant to such loan agreement.
Our loan agreement with our senior secured lender, as amended on May 20, 2013, is secured by substantially all of the assets used in our continuing operations and contains various financial covenants and other restrictions applicable to us which could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants, including provisions that:

•	require us to satisfy financial statement delivery requirements;
•
require us to meet certain financial tests. For example, our loan agreement requires us to maintain an asset coverage ratio of at least 1.25 to 1, measured on a monthly basis and to maintain an aggregate balance of eligible accounts receivable and inventory equal to or greater than the outstanding advances due under the loan agreement;

•
restrict our ability and our subsidiaries' ability to borrow additional funds, dispose of all or substantially all assets, or engage in mergers or other business combinations in which we are not the surviving entity without lender consent;

•	require consent for a change in control; and
•	restrict our ability to pay dividends or repurchase our common stock.
As of the quarter ended March 31, 2013, our asset coverage ratio was 1.2 to 1. In connection with the loan amendment we and our senior secured lender executed on May 20, 2013, we received a waiver from our senior secured lender of the default in the asset coverage ratio. As of June 30, 2013, our asset coverage ratio was 2.11 to 1. If we are unable to comply with the covenants and other obligations under the loan agreement in the future, we would need to seek amendments and/or waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any such amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the loan agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the loan agreement to, among other things, foreclose on our assets. In addition, in the event our asset coverage ratio is below 1.35 at the end of any given month, then pursuant to the terms of our loan agreement, as amended, the interest rate on the outstanding indebtedness owed to our senior secured lender will automatically increase by 0.5% until such time that our asset coverage ratio is above 1.35.

Risks Relating to Our Stock
Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
As of August 12, 2013, we had approximately 942,115 and 10,781,258 shares of our common stock designated for future issuance upon the exercise of outstanding options with exercise prices ranging from $2.46 to $178.40 per share and warrants with exercise prices ranging from $1.5142 to $167.20 per share, respectively.
Included in the shares of common stock designated for future issuance discussed above are the October 2006 Warrants. These warrants contain a provision that, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants. The October 2006 Warrants also contain a provision that upon the occurrence of a price reset, the number of shares that are subject to such warrants are increased so that the aggregate purchase price payable upon exercise of the October 2006 Warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset.
The terms of future transactions that we may negotiate may lower the exercise price of, and proportionately increase the number of shares of common stock issuable upon exercise of, the October 2006 Warrants. On June 6, 2013, Iroquois Master Fund, Ltd, a holder of one of the October 2006 Warrants initiated a lawsuit against us claiming that the registered direct offering we completed on May 16, 2013 reset the exercise price of their October 2006 Warrants to $0.948 per share and that the number of shares underlying its October 2006 Warrants increased proportionately as a result of such reset. We intend to vigorously defend this lawsuit but can provide no assurance that the defense will be successful. Any future resets to the price of the October 2006 Warrants and the number of shares underlying the October 2006 Warrants, whether as a result of the pending litigation or transactions negotiated by us in the future, would be dilutive to our stockholders and the amount of dilution could be substantial.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2013

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended June 30, 2013.

3.1
Amended and Restated Certificate of Incorporation of the Registrant, dated March 3, 2005, together with all amendments thereto (incorporated herein by reference to Exhibit 3.1 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).

3.1.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated July 26, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 31, 2013).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
4.1	Form of Investor Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2013).
4.2	Form of Lender Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2013)
10.1
Form of Securities Purchase Agreement, dated May 16, 2013, between the Registrant and an accredited investor (incorporated herein by reference to Exhibits 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 16, 2013).

10.2
Loan and Security Modification Agreement between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 24, 2013).

10.3
Purchase Agreement, dated May 24, 2013, by and among the Registrant, Trout Creek Wind Power Inc., Schneider Power Inc., Schneider Power Generation Inc. and Sierra Nevada Power (Ontario) Ltd. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 31, 2013).

10.4
Agreement and First Amendment to Lease, dated May 30, 2013, between the Registrant and Metropolis Gardens, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2013).

10.5
Employment Agreement, dated June 24, 2013, between the Registrant and W. Brian Olson (incorporated herein by reference to the Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.6
Employment Agreement, dated June 24, 2013, between the Registrant and Bradley J. Timon (incorporated herein by reference to the Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.7
Employment Agreement, dated June 24, 2013, between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to the Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on June 28, 2013).

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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith