Form 10-Q
period 2013-09-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2013-11-14
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2013:
18,405,532 shares of Common Stock, $.02 par value per share, and 12,499 shares of Series B Common Stock, $.02 par value per share.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,556,284	$1,435,658
Accounts receivable, net	4,640,958	3,500,299
Inventories, net	3,301,749	2,386,587
Prepaid and other current assets	2,353,770	1,937,970
Assets of discontinued operations held for sale	736,149	1,702,962
Total current assets	16,588,910	10,963,476
Property and equipment, net	3,946,284	3,209,643
Restricted assets held in escrow	409,756	1,778,052
Goodwill	12,400,000	12,400,000
Deposits and other assets	1,113,082	386,693
Assets of discontinued operations held for sale	26,183,898	32,523,496
Total assets	$60,641,930	$61,261,360
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,331,336	$4,194,498
Accrued payroll obligations	989,962	738,737
Deferred revenue	2,868,022	996,530
Accrued warranties	427,545	364,749
Derivative instruments	3,589,000	600,000
Other accrued liabilities	683,433	1,174,902
Debt obligations, current portion	3,941,181	9,578,723
Liabilities of discontinued operations held for sale	1,198,458	3,510,749
Total current liabilities	20,028,937	21,158,888
Debt obligations, net of current portion	7,761,229	2,481,827
Liabilities of discontinued operations held for sale	22,482,853	23,397,964
Commitments and contingencies (Note 13)
Stockholders’ Equity (Note 10):
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued and outstanding for the periods presented	—	—
Series B common stock, $.02 par value; 25,000 shares authorized; 12,499 issued and outstanding for the periods presented	250	250
Common stock, $.02 par value; 37,475,000 shares authorized; 16,142,424 shares issued, of which 16,131,799 are outstanding and 10,625 are held in treasury at September 30, 2013; 11,950,808 shares issued, of which 11,940,183 are outstanding and 10,625 are held in treasury at December 31, 2012	322,636	238,804
Additional paid-in-capital	479,658,626	466,363,910
Accumulated deficit	(469,458,757)	(452,458,137)
Accumulated other comprehensive income (loss) in discontinued operations	(153,844)	77,854
Total stockholders’ equity	10,368,911	14,222,681
Total liabilities and stockholders’ equity	$60,641,930	$61,261,360
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$8,697,297	$5,771,755	$19,183,458	$17,092,938
Cost of sales	5,969,004	3,908,658	13,386,227	12,541,547
Gross margin	2,728,293	1,863,097	5,797,231	4,551,391
Operating expenses:
Research and development	1,203,444	2,318,861	4,508,981	6,815,101
Selling, general and administrative	2,472,515	2,733,940	8,496,425	10,369,398
Total operating expenses	3,675,959	5,052,801	13,005,406	17,184,499
Operating loss	(947,666)	(3,189,704)	(7,208,175)	(12,633,108)
Interest expense, net	(1,238,331)	(765,151)	(4,315,612)	(4,673,288)
Fair value adjustments of derivative instruments, net	(2,935,629)	8,000	(2,651,629)	134,000
Gain on modification of debt and derivative instruments, net	—	301,458	—	649,786
Loss on settlement of debt and derivative instruments, net	—	—	—	(95,450)
Impairment of investment in and advances to affiliates	—	(4,963,035)	—	(4,963,035)
Equity in losses of affiliates, net	—	(422,567)	(5,998)	(772,453)
Other	—	—	—	26,467
Loss from continuing operations before income taxes	(5,121,626)	(9,030,999)	(14,181,414)	(22,327,081)
Income tax expense	—	—	(1,600)	(3,200)
Loss from continuing operations	(5,121,626)	(9,030,999)	(14,183,014)	(22,330,281)
Loss from discontinued operations, net of taxes	(411,006)	(375,960)	(2,817,606)	(1,957,809)
Net loss attributable to stockholders	$(5,532,632)	$(9,406,959)	$(17,000,620)	$(24,288,090)
Per share data—basic and diluted:
Loss from continuing operations	$(0.34)	$(0.76)	$(1.05)	$(2.15)
Loss from discontinued operations	(0.02)	(0.03)	(0.21)	(0.19)
Net loss attributable to stockholders	$(0.36)	$(0.79)	$(1.26)	$(2.34)
Weighted average number of common shares outstanding:
Basic and diluted	15,181,666	11,953,214	13,527,420	10,391,354
Comprehensive loss:
Net loss attributable to stockholders	$(5,532,632)	$(9,406,959)	$(17,000,620)	$(24,288,090)
Foreign currency translation adjustments, net of tax	61,058	628,764	(239,825)	298,993
Reclassification of accumulated foreign currency translation in connection with disposal of discontinued operations, net of tax	—	—	8,127	—
Comprehensive loss attributable to stockholders	$(5,471,574)	$(8,778,195)	$(17,232,318)	$(23,989,097)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,000,620)	$(24,288,090)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	787,937	931,687
Amortization of intangible assets	—	135,131
Impairment of assets of discontinued operations held for sale	2,508,076	—
Impairment of assets of discontinued operations abandoned	—	495,016
Impairment of investment in and advances to affiliates	—	4,963,035
Share-based compensation charges	355,461	300,458
Employee separation agreements	—	1,180,213
Fair value adjustments of derivative instruments	2,651,629	(134,000)
Gain on modification of debt instruments	—	(649,786)
Loss on settlement of debt and derivative instruments	—	95,450
Interest on debt obligations	2,418,799	4,798,241
Loss on sale of assets of discontinued operations	212,791	—
Equity in losses of affiliates	5,998	772,453
Provision for bad debt	461,271	109,546
Other non-cash items	267,044	(75,451)
Changes in operating assets and liabilities:
Accounts receivable	(1,323,602)	1,801,570
Inventories	(1,084,889)	(95,199)
Other assets	171,953	746,918
Accounts payable	1,771,959	(2,278,761)
Deferred revenue and other accrued liabilities	1,513,819	29,915
Net cash used in operating activities	(6,282,374)	(11,161,654)
Cash flows from investing activities:
Purchases and development of property and equipment	(2,378,891)	(1,053,021)
Proceeds from asset sales of discontinued operations, net of selling costs	1,037,982	—
Acquisition of Zephyr Wind Farm, net of cash acquired	—	(3,511,727)
Other	1,300	—
Net cash used in investing activities	(1,339,609)	(4,564,748)
Cash flows from financing activities:
Proceeds from issuance of debt and warrants, net of transaction fees	12,548,582	5,403,350
Proceeds from issuance of common stock and warrants, net of transaction fees	6,788,113	14,638,529
Proceeds from exercise of warrants	189,275	569,500
Borrowings on capital lease arrangement	1,368,296	—
Payments on debt obligations	(9,271,710)	(6,133,412)
Net cash provided by financing activities	11,622,556	14,477,967
Net effect of exchange rate changes on cash	(70,338)	(983)
Net increase (decrease) in cash and cash equivalents	3,930,235	(1,249,418)
Cash and cash equivalents at beginning of period	2,013,738	3,798,181
Cash and cash equivalents at end of period	$5,943,973	$2,548,763
Cash and cash equivalents at end of period:
Continuing operations	$5,556,284	$2,298,708
Discontinued operations	387,689	250,055
Total cash and cash equivalents at the end of period	$5,943,973	$2,548,763
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

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
Schneider Power is an independent power producer and developer of renewable energy projects. Schneider Power's portfolio includes the 10 megawatt Zephyr operating wind farm located in Ontario, Canada. On August 9, 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. During the first nine months of 2013, we completed the sale of certain assets, executed definitive agreements on certain other assets, and we have received interest from potential buyers of other significant assets as further discussed in Note 2. We continue to actively seek one or more buyers for Schneider Power's remaining operations and assets. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

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
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs through September 30, 2014, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.

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
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of September 30, 2013, we had used $2,840,244 under the financing arrangement to acquire equipment and the remaining unused portion was being held in a restricted irrevocable escrow account.

•
On December 28, 2012 and August 19, 2013, we entered into two separate At The Market Offering Agreements (ATM) with a sales agent. Under the ATMs, we had the right to offer and sell, from time to time, shares of our common stock through the sales agent. During the period from the inception of the ATMs to the termination of the arrangements on May 15, 2013 and September 17, 2013, respectively, total proceeds from the sale of common stock under the ATMs, net of sales agent commissions and other transaction costs, were $4,228,981.

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

•
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that we classified as a derivative instrument as of the transaction date. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. On August 2, 2013, the investor exercised its warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor and cancelled the warrant.

•
On September 18, 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. The net amount received by us, after deducting placement agent fees and transaction expenses, was $10,420,898. We used $7,286,740 of the proceeds to repay in full the outstanding principal and accrued interest due under the bridge notes issued in June and July 2012.

•
During the quarter ended September 30, 2013 and during the period from October 1, 2013 through November 8, 2013, we received cash proceeds of $189,275 and $4,343,718 respectively, from the exercise of outstanding warrants.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity as of September 30, 2013 consisted of (i) cash and cash equivalents of $5,556,284, (ii) up to $988,083 of potential availability under our line of credit, and (iii) restricted cash of $409,756 available for capital expenditures. We also consider the proceeds received from the exercise of outstanding warrants subsequent to the balance sheet date as a principal source of liquidity for purposes of our assessment.
We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2014; however, we may need to raise additional capital to further expand our tank manufacturing infrastructure. Our current plan to increase our annualized capacity up to 12,000 units by the end of 2013 is fully funded but we anticipate that we will require approximately $6 million in additional equipment and infrastructure costs to increase the annualized capacity from 12,000 units up to approximately 25,000 units. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. We believe we can raise the necessary level of additional capital that may be required through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all.
If we are unable to achieve our current business plan or secure the additional funding that could be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.
Note 2: Discontinued Operations - Schneider Power
Our Renewable Energy segment consists solely of the business operations of Schneider Power. Schneider Power, headquartered in Toronto, Ontario, Canada, is an independent power producer, developer of renewable energy projects and is a licensed electricity generator and wholesaler.

In August 2012, we committed to a plan to sell Schneider Power. In May 2013, we completed the sale of Schneider Power's 1.6 MW Providence Bay wind farm (Providence Bay). In May 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project (Trout Creek), which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek, was completed in September 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed within the next 18 to 24 months, subject to the project achieving commercial operation. We are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

Divestitures
In May 2013, we completed the sale of Providence Bay in exchange for Canadian Dollar (CAD) $403,373 in cash and the assumption of CAD $1,111,977 of bank debt and certain other project related liabilities. The sale of Providence Bay resulted in the recognition of a loss of CAD $55,012 related to the disposal.
In September 2013, we completed the first phase of the sale of Trout Creek for CAD $971,250 in cash and the assumption of CAD $236,709 of project related liabilities. The closing of the first phase of the sale of Trout Creek resulted in the recognition of a loss of CAD $165,297 related to the disposal. In connection with the closing of the first phase, we recorded an asset of CAD $907,558, representing the fair value of contingent consideration of CAD $1,143,750 that will be payable to Schneider Power if the Trout Creek project achieves commercial operation.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$397,307	$473,879	$1,943,615	$754,452
Costs and expenses:
Cost of sales (1)	148,977	197,532	497,646	445,766
Research and development	—	7,441	16,872	136,330
Selling, general and administrative	153,630	184,306	681,929	716,071
Amortization of intangible assets (1)	—	50,907	—	135,131
Impairment of long-lived assets (2)	—	—	2,508,076	—
Loss on sale of assets (3)	159,034	—	212,791	—
Total costs and expenses	461,641	440,186	3,917,314	1,433,298
Operating income (loss)	(64,334)	33,693	(1,973,699)	(678,846)
Interest expense, net	(346,672)	(405,636)	(1,071,753)	(741,712)
Other (4)	—	—	227,846	—
Loss from discontinued operations held for sale, before income taxes	(411,006)	(371,943)	(2,817,606)	(1,420,558)
Income tax expense	—	(4,017)	—	(42,235)
Net loss from discontinued operations held for sale (5)	$(411,006)	$(375,960)	$(2,817,606)	$(1,462,793)

(1)
Depreciation and amortization was ceased in August 2012 on the date we committed to the plan to sell Schneider Power. Prior to the commitment date, $594 and $196,353 of depreciation expense was recognized in the statements of operations for the three and nine months ended September 30, 2012, respectively.

(2)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the nine months ended September 30, 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized impairment charges of $2.5 million during the first half of 2013, of which $1.6 million is related to goodwill, $0.8 million is related to intangible assets and $0.1 million is related to property and equipment.

(3)	Represents the loss recognized upon the sale of the Providence Bay wind farm and Trout Creek wind farm development project.

(4)	Consists of a return of a development deposit received during the second quarter of 2013 associated with a wind farm development project that was abandoned in 2011.

(5)
Included as part of the loss from discontinued operations, net of taxes, during the nine months ended September 30, 2012 on the accompanying condensed statements of operations are: (a) losses of discontinued operations of Schneider Power held for sale of $1,462,793 reflected in this table and (b) losses of discontinued operations of Quantum Solar Energy, Inc. (a majority-owned subsidiary that was disposed of in 2012) associated with abandoned assets in the amount of $495,016.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	September 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$387,689	$578,080
Accounts receivable, net	177,437	454,088
Prepaid and other current assets	171,023	670,794
Total current assets	$736,149	$1,702,962
Non-Current Assets:
Property and equipment, net (1)	$22,736,065	$25,959,563
Intangible asset, net (2)	1,922,720	3,924,327
Goodwill (3)	627,761	2,308,383
Deposits and other assets (4)	897,352	331,223
Total non-current assets	$26,183,898	$32,523,496
Current Liabilities:
Accounts payable	$226,322	$933,377
Accrued payroll obligations	—	33,390
Other accrued liabilities	132,868	316,314
Current portion of debt obligations (5)	839,268	2,227,668
Total current liabilities	$1,198,458	$3,510,749
Non-Current Liabilities:
Debt obligations, net of current portion (5)	$22,341,033	$23,251,117
Deferred income taxes	141,820	146,847
Total non-current liabilities	$22,482,853	$23,397,964

(1)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010 that was sold in May 2013.

(2)
Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with Schneider Power's acquisition of the Zephyr Wind Farm in April 2012 and reflects impairments of $0.8 million recognized during the first half of 2013.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012 and reflects $1.6 million in impairment charges recognized during the first half of 2013.

(4)
Included in other non-current assets at September 30, 2013 is the $0.9 million fair value of contingent consideration and our remaining interest in the Trout Creek wind farm project that is subject to the buyer closing the final phase of the sale upon the project achieving commercial operation in the future.

(5)	Consists of obligations to secured project lenders as follows:
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr Farms Limited (Zephyr) and its 10 MW wind farm (Zephyr Wind Farm) on April 20, 2012, Schneider Power assumed a credit facility owed to Samsung Heavy Industries Co. Ltd (Samsung) related to the project (the Samsung Debt). The term loan had a total principal and interest amount of CAD $23.2 million as of the date of the acquisition. Pursuant to the original terms of the Samsung Debt, Zephyr was required to make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of ten years, as follows: (1) eighteen semi-annual payments of principal and interest in the approximately amount of CAD $1.05 million commencing six months following the date that the Zephyr wind farm achieved commercial operations (which event occurred in May 2012) , (ii) a principal balloon payment in year five in the approximate amount of CAD $5.3 million and (iii) a final payment in year ten in the approximate amount of CAD $9.6 million.

On March 19, 2013, Schneider Power and Zephyr entered into a Master Amending Agreement with Samsung to resolve certain issues with respect to the performance of the wind turbines purchased by Zephyr from Samsung for use by the Zephyr Wind Farm pursuant to which the parties agreed to, among other things, (i) revise the turbine delivery date to February 1, 2013, thus, extending the grace period (and Zephyr's right to claim performance related liquidated damages) to January 31, 2013, (ii) waive all of Zephyr's fee obligations under an operations and maintenance agreement between Zephyr and Samsung applicable to the turbines owned and operated by Zephyr that would have been payable to Samsung through January 31, 2013, (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013, and (iv) restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under the Samsung Debt.

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

As of September 30, 2013, the total amount of the Samsung Debt was CAD $23.9 million, which consisted of CAD $22.7 million of principal, CAD $0.9 million of unamortized premium and CAD $0.3 million of accrued interest.

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

The conversion rate of one CAD to one US Dollar was 1.005 to 1.0 as of December 31, 2012 and 0.970 to 1.0 as of September 30, 2013.
Bank Term Loan - Providence Bay Wind Farm

In connection with our acquisition of Schneider Power on April 16, 2010, we assumed a bank term loan (Bank Term Loan) that had an original principal amount of CAD $1.5 million upon its inception on April 3, 2007.

The significant terms of the Bank Term Loan as last amended in April 2012 were as follows: (i) scheduled maturity date of April 10, 2017, (ii) interest at 6.0% per annum, and (iii) required fixed cash payments of CAD $12,899 per month through April 10, 2017, with the remaining principal amount of CAD $667,422 due on the maturity date.

Upon our sale of substantially all of the SPI Providence Bay wind farm assets in May 2013, the purchaser also assumed substantially all of the SPI Providence Bay wind farm liabilities including the remaining CAD $1.1 million balance of the Bank Term Loan.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	September 30, 2013	December 31, 2012
Customer accounts billed	$4,364,659	$3,042,332
Customer accounts unbilled	600,297	887,653
Allowance for doubtful accounts	(323,998)	(429,686)
Accounts receivable, net	$4,640,958	$3,500,299

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	September 30, 2013	December 31, 2012
Materials and parts	$5,793,395	$4,574,922
Work-in-process	91,980	—
Finished goods	952,931	1,171,429
	6,838,306	5,746,351
Less: Provision for obsolescence	(3,536,557)	(3,359,764)
Inventories, net	$3,301,749	$2,386,587
Note 5: Investments
Equity Method Investments
We hold ownership interests in certain unconsolidated businesses that are accounted for under the equity method of accounting. These interests include a 24.9% ownership interest in Asola Solar Power GmbH and its affiliate Asola Quantum Solarpower AG (referred to collectively as “Asola”) and a 25% ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum).
Asola
On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We previously accounted for our equity interest in Asola under the equity method of accounting. As of December 31, 2012, we had recognized impairment charges to write down the entire carrying balance of our investments in and advances and prepayments to Asola due to declining prospects for Asola's business. On January 23, 2013, Asola filed an application for self-administered insolvency under German law, which the local court granted on January 29, 2013. We have not recognized any activity in 2013 as we have no obligation to fund deficit balances of the business and as a result, the carrying amount of our investment remains at zero.
Shigan Quantum
Our investment in Shigan Quantum was $5,998 and zero as of December 31, 2012 and September 30, 2013, respectively. Our equity in losses associated with Shigan Quantum for the nine months ended September 30, 2013 exceed the carrying balance of our investment as of December 31, 2012 and we have no obligation to fund deficit balances of the business. Accordingly, we recognized losses for the nine months ended September 30, 2013 to the extent that the carrying balance was reduced to zero.

Cost Method Investment
We hold a less than 1% ownership interest in Fisker Automotive. Fisker Automotive's business prospects have significantly declined and it has been reported that Fisker Automotive's vehicle production ceased in July 2012 and has not yet resumed. Our investment in Fisker Automotive, which we account for under the cost method, was zero as of December 31, 2012 and September 30, 2013.
Note 6: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the nine months ended September 30, 2013 are as follows:

	Balance at December 31, 2012	Additions	Disposals	Transfers	Depreciation	Balance at September 30, 2013
Property and equipment in service, gross	$31,295,376	$—	$(127,505)	$1,329,181	$—	$32,497,052
Accumulated depreciation	(28,837,522)	—	124,313	—	(787,937)	(29,501,146)
Construction in progress:
Plant equipment & other	751,789	1,527,770	—	(1,329,181)	—	950,378
Total property and equipment, net	$3,209,643	$1,527,770	$(3,192)	$—	$(787,937)	$3,946,284
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Vehicle Systems business segment, was $12.4 million at both December 31, 2012 and September 30, 2013.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of September 30, 2013.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2013	$364,749
Warranties issued during the period	101,399
Settlements made during the period	(38,603)
Balance at September 30, 2013	$427,545

Note 8:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	September 30, 2013	December 31, 2012
Obligations to Secured Lenders:
Line of Credit: $3,831,917 principal and $11,176 accrued interest in September 2013; $3,000,000 principal and $9,188 accrued interest in December 2012	$3,843,093	$3,009,188
Capital lease obligation: $2,638,720 principal, $24,699 accrued interest in September 2013; $3,146,110 principal, $31,344 accrued interest in December 2012	2,663,419	3,177,454
Convertible Notes: $11,000,000 principal, $7,228 accrued interest, less $5,851,580 debt discount in September 2013	5,155,648	—
Obligations to Other Creditors:
June/ July 2012 Bridge Notes: $7,100,000 principal, $214,751 accrued interest, less $1,504,353 debt discount in December 2012	—	5,810,398
Other obligations	40,250	63,510
Debt obligations of continuing operations, current and non-current	11,702,410	12,060,550
Less: obligations classified as current, net of amortization of debt discounts	(3,941,181)	(9,578,723)
Debt obligations of continuing operations, non-current	$7,761,229	$2,481,827
The following disclosures reflect the status of our debt obligations for our continuing operations on an instrument by instrument basis as they existed as of December 31, 2012 and provide a summary of significant origination payment and other activities related to the outstanding debt instruments during the first nine months of 2013.
Line of Credit
On May 7, 2012, we obtained a revolving line of credit from a commercial bank that initially provided us with the ability to draw up to $10.0 million in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (the "Line of Credit"). The credit facility requires monthly interest payments on outstanding advances and is scheduled to expire on May 7, 2014. The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories and our compliance with certain financial covenants. Under the original credit facility, there were two significant financial covenants that we were required to meet in order to continue to have the ability to draw down under the Line of Credit. These covenants consisted of a “Performance to Plan” covenant and a minimum asset coverage ratio of 1.25 to 1.00 of unrestricted cash balances maintained at the bank plus eligible accounts receivables above the level of advances outstanding under the line. The bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under a capital lease arrangement.

During 2012 and through the first quarter of 2013, we were not in compliance with the quarterly Performance to Plan covenant and as of March 31, 2013, we were also not in compliance with the asset coverage ratio covenant. On May 20, 2013, we and our senior secured lender entered into a Loan and Security Modification Agreement with the bank pursuant to which (i) the bank agreed to waive all covenant defaults through that date, (ii) the Performance to Plan financial covenant was deleted in its entirety, (iii) the definition of Borrowing Base was revised to allow for up to 50% of eligible inventory (subject to a cap of 40% of all outstanding advances) regardless of the asset coverage ratio, (iv) the facility fee due on the first anniversary date was reduced from $100,000 to $50,000, (v) the interest rate was subject to adjustment to the bank's prime rate, plus 2.5%, in the event our asset coverage ratio falls below 1.35 to 1.00 at the end of each month until the asset coverage ratio again achieves a ratio of at least 1.35 to 1.00, and (vi) the amount available to us under the revolving line of credit was reduced from $10.0 million to $5.0 million. In connection with the Loan and Security Modification Agreement, we paid the bank cash fees totaling $70,075 and issued warrants to purchase shares of our common stock to the bank with a fair value of $39,000 (see Note 10). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the remaining life of the credit facility. We determined that the modified terms were not substantially different from the original terms.

Based on our eligible levels of accounts receivable and inventories as of September 30, 2013, the maximum borrowing level under the facility was $4,283,599, of which we had advances outstanding of $3,831,917 and $180,000 was reserved for letters of credit and credit card services.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of September 30, 2013, we had used a total of $2,840,244 of the amount available to us to acquire equipment and the remaining $409,756 available to us was being held in a restricted irrevocable escrow account. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first nine months of 2013, we made total payments of $1,006,610, of which $499,219 represented the implied interest cost.
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
The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of September 30, 2013:

Three months ending December 31, 2013	$335,537
2014	1,342,146
2015	1,810,301
Total minimum lease payments	3,487,984
Less: Amount representing interest	(849,264)
Total present value of net minimum lease payments	2,638,720
Less: Current portion of the present value of minimum lease payments	(825,278)
Capital lease obligation, net of current portion	$1,813,442

Convertible Notes
On September 18, 2013, we received gross proceeds of $11,000,000 in connection with the closing of a private placement of 2.0% secured convertible promissory notes (the Convertible Notes) and warrants (the September 2013 Warrants) to purchase up to 3,411,235 shares of our common stock (see Note 10). Net proceeds from the transaction, after placement agent fees and other transaction costs, were $10,420,898.
The lead investor, who indirectly purchased $10,000,000 of the Convertible Notes, has the right to appoint one member to our board of directors for as long as the lead investor beneficially owns at least 5.0% of our common stock. Certain of our executives and board of directors (Related Parties) also participated in the offering in the combined amount of $425,000, including W. Brian Olson, our Chief Executive Officer and Bradley Timon, our Chief Financial Officer.
The significant terms of the Convertible Notes are as follows: (i) scheduled maturity date of September 17, 2018, provided, however, during the 30-day period beginning on September 18, 2016, and upon notice provided by the holders of a majority of the outstanding principal amount of the Notes, the holders have the option to require us to redeem the principal and interest then outstanding under the Convertible Notes within 90 days thereafter, (ii) accrues interest at 2.0% per annum, payable upon the earlier of conversion or maturity, (iii) outstanding principal under the Convertible Notes convertible into shares of our common stock at a fixed conversion price of $2.3824 per share at any time until maturity at the option of the Convertible Note holders, subject to customary anti-dilution provisions, (iv) we have the right to pay the accrued interest in cash or stock. If we elect to pay in stock, then the number of shares to be issued in payment of the interest will be based on the conversion price, and (v) the Convertible Notes are subject to redemption in connection with a change in control transaction.
Our obligations under the Convertible Notes are secured by a second lien on substantially all of the operating assets used in our continuing operations and provide for an event of default if our common stock is not listed on NASDAQ or another national securities exchange as well as other customary events of default.
We also agreed to file a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the September 2013 Warrants within 90 days following the closing and to use our best efforts to have such registration statement declared effective within 150 days following the closing. We agreed to pay the holders of the Convertible Notes liquidated damages not to exceed 12% of the gross proceeds received by us in the event the registration statement is not timely filed or declared effective or if, under certain circumstances, the registration statement is suspended.
The transaction documents contain a provision that prohibits any investor from converting or exercising any portion of the Convertible Notes or September 2013 Warrants, as applicable, if after giving effect to such conversion or exercise, the investor would beneficially own more than 19.99% of our issued and outstanding shares on a post-conversion/exercise basis unless and until such time that our stockholders approve the transaction. We agreed to seek stockholder approval of the transaction at our 2014 annual meeting of stockholders.
We incurred transaction costs of $579,103 in connection with the private placement transaction of which we allocated $268,252 to the Convertible Notes which is amortized to interest expense over the scheduled life of the notes and $310,851 is allocated to the September 2013 Warrants issued to the investors of the Convertible Notes (see Note 10). In addition, we recorded a debt discount on the origination date of the Convertible Notes equal to the relative fair value of the warrants and beneficial conversion feature issued with the Convertible Notes of $5,875,000 that is being amortized through the scheduled maturity date.
We used $7,286,740 of the net proceeds to retire the June/July 2012 Bridge Notes.
Effective October 24, 2013, the lead investor appointed Mr. Timothy McGaw to serve on our board of directors.

June/July 2012 Bridge Notes
During June and July 2012, we received gross proceeds of $7,100,000 from the sale of senior subordinated bridge notes (June/July 2012 Bridge Notes) and warrants to purchase shares of our common stock.
The significant terms of the June/ July 2012 Bridge Notes were as follows: (i) scheduled maturity dates of fifteen months from the date of issuance, (ii) interest at 12.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) principal payable in cash and could be prepaid, in whole or in part, at any time without penalty, (v) no conversion rights, and (vi) unsecured and subordinate to our secured credit facilities.
On September 19, 2013, we repaid in full the outstanding balance of principal and accrued interest due under the June/July 2012 Bridge Notes.
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
Collateral and Covenants

We were in compliance with all existing covenants and other requirements of our debt instruments as of September 30, 2013.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations of our continuing operations for each of the following years until maturity:

Twelve months ending September 30:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$4,713,389	$(772,208)	$3,941,181
2015	1,051,443	(937,411)	114,032
2016	781,930	(1,141,313)	(359,383)
2017	—	(1,382,145)	(1,382,145)
2018	11,007,228	(1,618,503)	9,388,725
	$17,553,990	$(5,851,580)	$11,702,410
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
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 1 and Level 3 inputs:

	October 2006 Warrants	February 2011 "B" Warrants	January 2013 Warrants	May 2013 Warrant	Total Derivatives
Balance at January 1, 2013	$597,000	$3,000	$—	$—	$600,000
Origination of derivative instrument	—	—	705,000	—	705,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	19,000	(2,000)	(104,000)	—	(87,000)
Balance at March 31, 2013	616,000	1,000	601,000	—	1,218,000
Origination of derivative instrument	—	—	—	1,604,000	1,604,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(61,000)	(1,000)	(131,000)	(4,000)	(197,000)
Balance at June 30, 2013	555,000	—	470,000	1,600,000	2,625,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	2,524,875	—	214,000	196,754	2,935,629
Reclassification from debt to equity upon exercise and settlement of warrant exchange	(174,875)	—	—	(1,796,754)	(1,971,629)
Balance at September 30, 2013	$2,905,000	$—	$684,000	$—	$3,589,000
We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions for the warrant contracts issued on October 27, 2006, we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.
On August 2, 2013, the holder of the May 2013 Warrant exercised its cashless exchange right (see Note 10) and we settled the cashless exchange by issuing to the investor 751,780 registered shares of common stock. We determined the fair value of the cashless exchange based on the shares of common stock issued and the market price of our stock on the exercise date of the cashless exercise.

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants	February 2011 “B” Warrants	January 2013 Warrants
September 30, 2013:
Annual volatility (1)	30.8%	46.7%	63.5%
Risk-free rate	0.04%	0.48%	1.39%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$3.18	$3.18	$3.18
Conversion / exercise price	$1.5142	$24.00	$2.84
December 31, 2012:
Annual volatility (1)	52.9%	53.3%	N/A
Risk-free rate	0.21%	0.36%	N/A
Dividend rate	—%	—%	N/A
Closing price of Quantum stock	$2.72	$2.72	N/A
Conversion / exercise price	$3.32	$24.00	N/A

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

Note 10:  Stockholders’ Equity
Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of our issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Fractional shares were paid in cash. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying unaudited consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split.
Stock Incentive Plans
On October 27, 2011, our stockholders approved our 2011 Stock Incentive Plan (2011 Plan). The 2011 Plan replaced our 2002 Stock Incentive Plan (2002 Plan) and awards can no longer be issued under the 2002 Plan; however, awards issued under the 2002 Plan prior to its termination remain outstanding in accordance with their terms.
Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the awards are established by the administrator of the plans, our Compensation Committee. The stock options generally expire ten years after the date of grant or 30 days after termination of employment, vest ratably at a rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock at the date of grant. Outstanding restricted stock awards either vest at a rate of 33.33% on each of the first three anniversaries of the grant date or cliff vest on the third anniversary of the grant date.
The 2011 Plan provides for an aggregate of 775,000 shares that were initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which beginning on January 1, 2013, the number of shares available for grant under the 2011 Plan increase annually by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. On January 1, 2013, an additional 125,000 shares were added to the Plan pursuant to the evergreen provision.

On August 19, 2013, the compensation committee of our board of directors granted 126,250 shares of restricted stock and stock options to purchase an aggregate of 139,875 shares to certain of our employees and executives. As of September 30, 2013, after including the effects of forfeitures and the evergreen provision, we had 520,923  shares available for issuance under the 2011 Plan.

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 12 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended September 30, 2013:
Cost of product sales	$6,161	$—	$6,161
Research and development	16,888	—	16,888
Selling, general and administrative	3,975	57,347	61,322
Total share-based compensation	$27,024	$57,347	$84,371
Three Months Ended September 30, 2012:
Cost of product sales	$7,509	$—	$7,509
Research and development	29,516	—	29,516
Selling, general and administrative	4,193	67,049	71,242
Total share-based compensation	$41,218	$67,049	$108,267
Nine Months Ended September 30, 2013:
Cost of product sales	$16,964	$—	$16,964
Research and development	61,758	—	61,758
Selling, general and administrative	11,377	218,697	230,074
Total share-based compensation	$90,099	$218,697	$308,796
Nine Months Ended September 30, 2012:
Cost of product sales	$23,016	$—	$23,016
Research and development	95,771	—	95,771
Selling, general and administrative	12,770	277,019	289,789
Total share-based compensation	$131,557	$277,019	$408,576

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2013	173,418
Granted	139,875	$2.23
Forfeited	(12,144)	$17.07
Expired	(4,154)	$44.60
Options outstanding at September 30, 2013	296,995	$14.30	8.7
Vested and expected to vest at September 30, 2013	278,478	$15.00	8.6
Options exercisable at September 30, 2013	79,145	$43.30	6.7

Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2013	9,583,097
Issued—original number (1)	4,560,189
Issued—additional number (2)	1,016,366
Exercised (3)	(862,704)
Expired	(253,900)
Warrants outstanding at September 30, 2013	14,043,048

(1)
Represents the aggregate amount of warrants issued during the period in connection with (i) the January 2013 Bridge Notes transaction, (ii) the registered direct offering completed on May 16, 2013, (iii) the Line of Credit Loan and Security Modification agreement, and (iv) the Convertible Notes transaction on September 18, 2013.

(2)	Associated with reset provisions contained within the October 27, 2006 warrant contracts.

(3)	Includes the cashless exchange of the May 2013 Warrant on August 2, 2013.
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
The investors and the placement agent had piggyback registration rights and accordingly, a resale registration statement was filed in June 2013 that was declared effective on July 5, 2013.
As a result of the contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change, we account for the January 2013 warrant contracts as derivative instruments (see Note 9).
May 2013 Registered Direct Offering Warrants
In connection with the registered direct offering we completed on May 16, 2013, the investor received a five-year warrant entitling the investor to initially purchase up to 737,704 shares of our common stock at an exercise price of $2.684 per share, subject to customary anti-dilution adjustments.
As an alternative to exercising the warrant in whole or in part, the investor had the right, subject to certain conditions being satisfied, to exchange all or part of the warrant for an amount equal to a prescribed Black-Scholes value of the warrant at any time after 30 days following the date of issuance if our share price was trading below the current exercise price of the warrant. The prescribed Black-Scholes value was determined at closing to be approximately $1.56 million.

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
On August 2, 2013, the investor exercised its exchange right under the warrant provisions. We settled the cashless exchange by issuing to the investor 751,780 registered shares of common stock. As a result of the investor's warrant exchange, we have no further obligation to issue additional shares to the investor under any circumstances, including (i) any shares associated with contingent additional warrants that would have been applicable if we were unable to remain listed on the NASDAQ Capital Market and (ii) any additional shares that could have been required to satisfy the Exchange Right if our share price declined in the future.
Based on the aforementioned contractual provisions, we considered the May 2013 Warrants to be a derivative instrument classified as a current liability, recorded at fair value and marked to market, with the changes in fair values being recognized in the respective period's statement of operations. On August 2, 2013, the fair value of the May 2013 Warrants was reclassified to additional paid-in-capital upon the exercise and settlement of the cashless exchange (Note 9).
May 2013 Line of Credit Warrants
In connection with the Loan and Security Modification Agreement on the Line of Credit executed on May 20, 2013, we issued warrants to our lender to purchase up to 25,000 shares of our common stock at a fixed exercise price of $2.48 per share, which are exercisable after six months and expire seven years from the date of issuance.
September 2013 Warrants
On September 18, 2013, in connection with the private placement of the Convertible Notes (see Note 8), the independent investors and Related Parties received warrants to purchase 3,279,440 and 131,795 shares, respectively. The warrants are not exercisable for six months following the date of issuance, have a term of 5.5 years and a fixed exercise price of $2.30 per share, subject to customary anti-dilution provisions.

A summary of our outstanding warrants as of September 30, 2013 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Exercise Price Reset Provision
October 27, 2006	April 27, 2014	1,743,608	$1.51	(2)
June 22, 2007	December 22, 2014	64,392	$167.20	(1)
August 25, 2008	August 25, 2015	349,741	$154.40	(3)
August 3, 2009	August 3, 2014	7,985	$68.00	(1)
September 4, 2009	September 4, 2014	20,834	$68.00	(1)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80	(1)
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60	(1)
January 3, 2011	February 18, 2014	69,441	$36.00	(1)
January 12, 2011	January 12, 2014	32,969	$36.80	(1)
February 18, 2011	February 18, 2016	189,836	$26.28	(1)
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(1)
May 9, 2011	May 8, 2014	19,611	$11.68	(1)
May 20, 2011	May 19, 2014	22,576	$11.68	(1)
June 15, 2011	June 15, 2016	361,458	$15.40	(1)
June 15, 2011	June 15, 2018	11,250	$12.48	(1)
June 15, 2011	June 15, 2018	30,064	$15.40	(1)
June 20, 2011	June 20, 2016	14,269	$15.60	(1)
June 20, 2011	June 20, 2018	31	$15.60	(1)
July 6, 2011	July 6, 2016	104,929	$15.40	(1)
August 23, 2011	August 23, 2016	28,750	$15.40	(1)
September 29, 2011	September 29, 2016	137,674	$3.32	(3)
October 12, 2011	October 12, 2016	141,068	$3.32	(3)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56	(1)
November 2, 2011	November 2, 2014	135,000	$8.48	(1)
December 21, 2011	December 21, 2016	1,578,947	$4.88	(1)
January 19, 2012	January 19, 2017	33,187	$4.88	(1)
March 20, 2012; Series “B”	March 20, 2017	1,311,000	$4.08	(1)
March 21, 2012; Series “B”	March 21, 2017	1,656,000	$4.08	(1)
May 3, 2012; Series “B”	May 3, 2017	27,612	$4.08	(1)
June 4, 2012; Series “B”	June 4, 2017	51,112	$4.08	(1)
May 7, 2012	May 7, 2019	50,000	$3.60	(1)
May 8, 2012	May 8, 2019	138,889	$3.60	(1)
June 22, 2012	June 22, 2017	1,007,457	$3.40	(1)
June 28, 2012	June 28, 2017	179,790	$3.40	(1)
July 25, 2012	July 25, 2017	518,954	$3.56	(1)
January 24, 2013	July 25, 2018	386,250	$2.84	(3)
May 20, 2013	May 20, 2020	25,000	$2.48	(1)
September 18, 2013	March 18, 2019	3,411,235	$2.30	(1)
Total warrants outstanding at September 30, 2013		14,043,048

(1)	No; contract does not provide for any exercise price resets other than standard anti-dilution provisions.

(2)	Yes; contract provides for reset of exercise price along with increase in number of shares in connection with sales of future equity below current exercise price.

(3)	Yes; contract provides for a price reset provision; however, provision is no longer applicable.

We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and January 24, 2013. Although we mark to market all the warrants classified as liabilities each period (see Note 9), the fair values of the warrants issued on June 22, 2007, August 25, 2008 August 3, 2009 and September 4, 2009 were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.

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
As a result of the May 2013 warrant holder's exercise of its exchange right, the anti-dilution price reset provision contained in the October 2006 Warrants was triggered. Accordingly, the exercise price for the October 2006 Warrants was reset from $2.02 to $1.5142 and the number of shares underlying the October 2006 Warrants increased from 1,400,720 to 1,868,613. During the nine months ended September 30, 2013, we received $189,275 in proceeds for the issuance of 125,000 shares of common stock in connection with October 27, 2006 warrant exercises. Any resets to the exercise price of the warrants issued on October 27, 2006 in the future will have an additional dilutive effect on our existing shareholder (see Note 13).

Shares Available

The number of authorized shares available for future issuance as of September 30, 2013 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares Authorized	37,475,000	25,000	20,000,000
Less shares issued and outstanding at September 30, 2013	(16,131,799)	(12,499)	—
Less shares designated as of September 30, 2013 for issuance under:
Stock options (1)	(817,918)	—	—
Warrants outstanding	(14,043,048)	—	—
Conversion of principal under convertible notes (2)	(4,617,187)	—	—
Undesignated shares available	1,865,048	12,501	20,000,000

(1)	Includes all of the options outstanding plus 520,923 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents number of shares upon conversion of $11.0 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended September 30, 2013:

	Common Stock Shares Outstanding	Total Equity
Balance at January 1, 2013	11,940,183	$14,222,681
Share-based compensation and restricted stock award	126,250	355,461
Issuance of common stock to investors	3,188,586	5,262,311
Issuance of common stock in connection with warrant exercises	125,000	364,150
Reclassification from debt to equity upon exercise and settlement of warrant exchange	751,780	1,796,077
Recognition of beneficial conversion feature in connection with debt issuance	—	2,601,654
Issuance of warrants in connection with debt issuance	—	2,998,895
Foreign currency translation	—	(231,698)
Net loss attributable to stockholders	—	(17,000,620)
Balance at September 30, 2013	16,131,799	$10,368,911
During the nine months ended September 30, 2013, we raised gross proceeds of $4,506,907 and issued 1,959,078 shares of common stock in connection with transactions made under ATM agreements through a sales agent. Sales agent commissions of 3.0% and other transaction costs during the nine months ended September 30, 2013 amounted to $277,926 in connection with the transactions. During the second and third quarters of 2013, we terminated the ATM agreements.
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant in connection with the transaction. On August 2, 2013, the investor exercised its exchange right under the warrant provisions. We settled the cashless exchange by issuing to the investor 751,780 registered shares of common stock with a fair value of $1,796,754, which was reclassified from a derivative liability to equity on the exercise date (Note 9).
In connection with the closing of the Convertible Notes on September 18, 2013 (Note 8), we recorded the fair value of the warrants and beneficial conversion feature, net of transaction costs, as equity in the amount of $2,998,895 and $2,601,654, respectively, with an equal combined amount recognized as a debt discount on the Convertible Notes.

Note 11: Earnings (Loss) Per Share
We compute net income (loss) per share by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. We consider common equivalent shares from the exercise of stock options, warrants and conversion of debt in the instance where the shares are dilutive to net income (loss). The effects of stock options, warrants and convertible debt were anti-dilutive for all periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(5,121,626)	$(9,030,999)	$(14,183,014)	$(22,330,281)
Net loss from discontinued operations	(411,006)	(375,960)	(2,817,606)	(1,957,809)
Net loss	$(5,532,632)	$(9,406,959)	$(17,000,620)	$(24,288,090)
Denominator for basic and diluted loss per share data—weighted-average shares	15,181,666	11,953,214	13,527,420	10,391,354
Basic and diluted per share data:
Net loss from continuing operations	$(0.34)	$(0.76)	$(1.05)	$(2.15)
Net loss from discontinued operations	(0.02)	(0.03)	(0.21)	(0.19)
Net loss	$(0.36)	$(0.79)	$(1.26)	$(2.34)
For the three and nine months ended September 30, 2013 and 2012, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from (i) the sale of storage tanks and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems and (ii) the sale of transportable hydrogen refueling stations. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.

We expense all research and development when incurred. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products for natural gas, hybrid, hydrogen fuel cell and other alternative fuel applications.
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
Geographic Information
Our long-lived assets as of September 30, 2013 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on the Zephyr wind farm located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Fuel Storage & Vehicle Systems:
Net product sales	$6,730,267	$4,215,006	$14,964,543	$11,923,508
Contract services	1,967,030	1,556,749	4,218,915	5,169,430
Total revenue	$8,697,297	$5,771,755	$19,183,458	$17,092,938

Cost of Sales
Fuel Storage & Vehicle Systems:
Cost of product sales	$4,695,734	$2,957,154	$10,759,978	$8,746,208
Cost of contract services	1,273,270	951,504	2,626,249	3,795,339
Total cost of sales	$5,969,004	$3,908,658	$13,386,227	$12,541,547

Gross Profit
Fuel Storage & Vehicle Systems:
Net product sales	$2,034,533	$1,257,852	$4,204,565	$3,177,300
Contract services	693,760	605,245	1,592,666	1,374,091
Total gross profit	$2,728,293	$1,863,097	$5,797,231	$4,551,391

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,203,444	$2,318,861	$4,508,981	$6,815,101
Selling, general and administrative	912,731	1,037,502	3,305,364	3,033,764
Total	$2,116,175	$3,356,363	$7,814,345	$9,848,865
Corporate:
Selling, general and administrative	1,559,784	1,696,438	5,191,061	7,335,634
Total operating expenses	$3,675,959	$5,052,801	$13,005,406	$17,184,499

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$612,118	$(1,493,266)	$(2,017,114)	$(5,297,474)
Corporate	(1,559,784)	(1,696,438)	(5,191,061)	(7,335,634)
Total operating loss	$(947,666)	$(3,189,704)	$(7,208,175)	$(12,633,108)

Capital Expenditures
Fuel Storage & Vehicle Systems	$581,958	$364,612	$1,523,216	$745,536
Corporate	—	2,397	4,554	2,979
Total capital expenditures	$581,958	$367,009	$1,527,770	$748,515

Depreciation
Fuel Storage & Vehicle Systems	$261,144	$233,678	$756,985	$706,951
Corporate	10,321	10,487	30,952	28,383
Total depreciation	$271,465	$244,165	$787,937	$735,334

Identifiable assets by reporting segment are as follows:

	September 30, 2013	December 31, 2012
Identifiable Assets
Fuel Storage & Vehicle Systems	$26,288,105	$22,488,400
Renewable Energy - Held for Sale	26,920,047	34,226,458
Corporate	7,433,778	4,546,502
	$60,641,930	$61,261,360

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

Contemporaneously with the filing of the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on June 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of their motion on August 7, 2013, and the motion has been fully submitted to the Court. On September 12, 2013, the Court denied Iroquois’ motion for partial summary judgment. No trial date has been set, and the case is now proceeding through discovery.
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

Note 14: Subsequent Events

During the period subsequent to the latest balance sheet date reported through November 8, 2013, the following warrants were exercised by the respective holders:

Original Warrant Issuance Date	Exercise Price	Warrants Exercised	Shares Issued (1)	Cash Proceeds
October 27, 2006	$1.51	1,370,838	1,288,330	$1,563,374
September 29, 2011	$3.32	28,212	28,212	93,664
October 12, 2011	$3.32	62,261	62,261	206,706
December 21, 2011	$4.88	30,000	30,000	146,400
March 21, 2012; Series "B"	$4.08	310,925	310,925	1,268,574
June 28, 2012	$3.40	27,397	12,126	—
July 25, 2012	$3.56	366,321	165,442	—
January 24, 2013	$2.84	375,000	375,000	1,065,000
Totals for period subsequent to balance sheet date		2,570,954	2,272,296	$4,343,718

(1)     A portion of these warrant exercises were done on a cashless basis.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that total revenues in 2014 will exceed total revenues in 2013 by 100%;

•	our belief that our liquidity is sufficient to cover our existing operations and obligations through at least September 30, 2014;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our expectation of additional product revenue from the sale of our recently introduced compressed natural gas (CNG) tank technology;

•	our belief that our current operating plan and business strategy will allow us to achieve profitability;

•
our expectation that we will realize improvement in our gross margins for the remainder of calendar 2013 as we anticipate increased shipments of our CNG tanks incorporating lower material costs and improvements in manufacturing efficiencies;

•	our plan to expand our annual tank production manufacturing to 12,000 units by the end of calendar 2013;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that natural gas is the most cost-effective fuel available on the market today;

•	our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that two passenger CNG vehicle platforms we are working on with OEMs will be commercially available beginning in 2014 for one program and 2015 for the other program;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected timeframe, if at all;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

•	our belief that energy sales in the Zephyr Wind Farm will be higher in the fourth quarter of 2013.

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
Company Overview
We are a leader in the development and production of compressed natural gas storage tanks and packaged fuel systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.
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

Fuel Storage & Vehicle Systems Segment
This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from (i) the sale of storage tanks and installation of our alternative fuel (e.g. CNG and hydrogen) storage, delivery, and electronic control systems and (ii) the sale of transportable hydrogen refueling stations. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, military and other governmental entities and agencies.
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
We manufacture one of the industry’s lightest Type IV polymer-lined composite storage tanks for use in CNG applications. Because of the lightweight nature of our storage tanks, less structure for mounting support is required, thereby reducing the overall fuel system weight and increasing available payload. In addition, our large volume tanks maximize onboard storage capacity resulting in greater driving range.  Our Q-Lite® line of natural gas storage tanks, which were introduced in late 2012, are designed to further maximize vehicle range by means of dematerialization and application of next generation materials.
Our CNG storage tanks have been tested for compliance with the U.S. industry standard CSA NGV2 and in some cases to the Canadian CSA B51 Part II standard. Our tanks meet the U.S. Federal Motor Vehicles Safety Standard FMVSS 304. Our tanks are available for sale in the U.S. and Europe, and some tank models are available for sale in Canada.
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
The primary market for CNG systems is currently light, medium and heavy-duty trucks. The cost savings offered to fleets by using natural gas as a fuel compared to gasoline or diesel is significant and compelling. We believe that natural gas is the most cost effective fuel available on the market today and we expect the trucking industry to continue to transition a greater percentage of their fleet vehicles to run on natural gas systems due to the current favorable economics of natural gas. We are under contract to provide CNG fuel storage systems to an OEM level system integrator for medium-duty trucks and started delivering those systems in 2012. We currently supply our CNG storage tanks to approximately 20 integrators for use in light to medium duty truck applications.
As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will be substantial opportunities in the passenger vehicle market.
We also design, develop and manufacture advanced lightweight composite tanks and complete fuel systems for use in hydrogen fuel cell electric vehicle (FCEV) applications. In addition to our hydrogen storage systems, we also manufacture and supply compressed hydrogen refueling systems. While we continue to perform development services for OEMs with respect to hydrogen storage systems, there remains uncertainty as to when FCEVs will be commercialized.
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

Significant Developments in the Fuel Storage & Vehicle Systems Segment During 2013
Our Fuel Storage & Vehicle Segment made significant strides in growing and expanding our CNG fuel storage and complete fuel systems products and services. We have received a number of new orders from new and existing customers during 2013 for our Q-Lite CNG tank storage systems and complete fully-integrated fuel storage assemblies that incorporate our Q-Lite tank storage system. As a result of the growth in the demand for our CNG tanks and integrated fuel systems, we have undertaken an aggressive expansion of our tank manufacturing capacity, with the goal of achieving an annualized capacity level of 12,000 units by the end of 2013.
We continue to work on the development and integration of a bi-fuel CNG fuel system for the 2015 model year Chevrolet Impala vehicle under a planned production program with General Motors that was initiated in 2012. In February 2013, we entered into an agreement with another automotive OEM for the development of a CNG fuel system for a popular full size passenger vehicle platform. The contractual arrangements provide for us to be the “Manufacturer of Record” under both of these programs for the CNG system related vehicle modifications. Development activities under these programs is expected to continue into 2014 with vehicles expected to be commercially available beginning in the second half of 2014 for the General Motors program and in 2015 for the other OEM program.
In April 2013, we received a significant contract for a CNG fuel system from a new customer for the development of a fully-integrated CNG storage and fuel delivery system for a cost-effective aftermarket conversion kit for medium and heavy-duty diesel fleets to run on natural gas. In November 2013, we announced significant follow-on awards associated with the continued development and validation of the system, including engineering and integration of the software controls around the fuel delivery system.
Further, we received an initial order for hydrogen refueling dispensers in January 2013 as part of a three-year partnership agreement with Linde LLC and in June 2013 we completed our development of a turbocharged, inter-cooled and electronically fuel injected gaseous fuel engine for Mahindra and Mahindra, the leading Indian vehicle manufacturer and industrial conglomerate.
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
On June 5, 2013, we announced we had signed an amendment to an existing long-term lease agreement with regard to the facility that served as our former corporate headquarters located in Irvine, California, that pulls forward the lease expiration date by 21 months to January 31, 2014, and reduces the base rent obligations due for the remainder of the amended lease term. We expect to realize future cost savings of approximately $2.3 million in scheduled rent and other obligations as a result of the lease amendment.
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
In August 2012, we committed to a plan to sell the assets of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed within the next 18 to 24 months, subject to the project achieving commercial operation. We are actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

Results of Operations
Three and Nine Months Ended September 30, 2013 and 2012
The following table provides operating results for our continuing operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue
Fuel Storage & Vehicle Systems:
Net product sales	$6,730,267	$4,215,006	$2,515,261	60%	$14,964,543	$11,923,508	$3,041,035	26%
Contract services	1,967,030	1,556,749	410,281	26%	4,218,915	5,169,430	(950,515)	(18)%
Total revenue	$8,697,297	$5,771,755	$2,925,542	51%	$19,183,458	$17,092,938	$2,090,520	12%

Cost of Sales
Fuel Storage & Vehicle Systems:
Cost of product sales	$4,695,734	$2,957,154	$1,738,580	59%	$10,759,978	$8,746,208	$2,013,770	23%
Cost of contract services	1,273,270	951,504	321,766	34%	2,626,249	3,795,339	(1,169,090)	(31)%
Total cost of sales	$5,969,004	$3,908,658	$2,060,346	53%	$13,386,227	$12,541,547	$844,680	7%

Gross Profit
Fuel Storage & Vehicle Systems:
Net product sales	$2,034,533	$1,257,852	$776,681	62%	$4,204,565	$3,177,300	$1,027,265	32%
Contract services	693,760	605,245	88,515	15%	1,592,666	1,374,091	218,575	16%
Total gross profit	$2,728,293	$1,863,097	$865,196	46%	$5,797,231	$4,551,391	$1,245,840	27%

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,203,444	$2,318,861	$(1,115,417)	(48)%	$4,508,981	$6,815,101	$(2,306,120)	(34)%
Selling, general and administrative	912,731	1,037,502	(124,771)	(12)%	3,305,364	3,033,764	271,600	9%
Total	2,116,175	3,356,363	(1,240,188)	(37)%	7,814,345	9,848,865	(2,034,520)	(21)%
Corporate:
Selling, general and administrative	1,559,784	1,696,438	(136,654)	(8)%	5,191,061	7,335,634	(2,144,573)	(29)%
Total operating expenses	$3,675,959	$5,052,801	$(1,376,842)	(27)%	$13,005,406	$17,184,499	$(4,179,093)	(24)%

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$612,118	$(1,493,266)	$2,105,384	(141)%	$(2,017,114)	$(5,297,474)	$3,280,360	(62)%
Corporate	(1,559,784)	(1,696,438)	136,654	(8)%	(5,191,061)	(7,335,634)	2,144,573	(29)%
Total operating loss	$(947,666)	$(3,189,704)	$2,242,038	(70)%	$(7,208,175)	$(12,633,108)	$5,424,933	(43)%

Fuel Storage & Vehicle Systems Segment
Product revenue during the 2013 periods is substantially all related to shipments of CNG fuel storage systems in which volumes have grown significantly over the levels realized in 2012, whereas product revenue in the 2012 periods consisted of a mix of shipments of CNG fuel storage systems and shipments of PHEV components to Fisker Automotive for use in its Fisker Karma vehicle. Product revenue from our CNG fuel storage systems increased by $6.1 million, or 70%, during the first nine months of 2013 as compared to the first nine months of 2012. This increase was partially offset by a $3.0 million decline in shipments of PHEV vehicle components to Fisker Automotive during those periods. The Fisker Karma vehicle has not been in production since approximately July 2012 and we do not expect production to recommence in the foreseeable future, if ever. We expect sequential product revenue growth in the fourth quarter of 2013 as we anticipate increased shipments of our CNG fuel storage systems.
As a result of our expectations for continued growth, we have implemented a plan to expand our annual tank manufacturing capacity from approximately 4,000 units at the beginning of 2013 to approximately 12,000 units by the end of 2013. The expansion plan includes setting up state-of-the art manufacturing lines at a 60,000 sq. ft. building adjacent to our existing 30,000 sq. ft. factory in Lake Forest, California, adding equipment and streamlining our manufacturing process.
Contract services revenue is derived primarily from services related to system development and application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher contract services revenue in the first nine months of 2012 was mainly due to engineering services that we provided to Fisker Automotive during 2012 after its launch of the Fisker Karma vehicle. Engineering services provided to Fisker Automotive began to decrease significantly in the third quarter of 2012 and have been nominal over the first nine months of 2013. In contrast, engineering contract services associated with CNG storage systems integration and next generation storage technologies increased during 2013 and now represent a substantial portion of the contract services revenue recognized in the third quarter of 2013. We anticipate that contract services revenue in the fourth quarter of 2013 will continue to be comprised mostly of CNG related services and be similar to the amount recognized in the third quarter of 2013.
Agility Fuel Systems and Westport Fuels (both natural gas fuel system integrators) comprised 43% and 13%, respectively, of the total Fuel Storage & Vehicle Systems segment revenue reported for the nine months ended September 30, 2013. We expect our Fuel Storage & Vehicle Systems segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term.
The increase in cost of product sales for the third quarter and first nine months of 2013 compared to those same periods for 2012 is the result of and consistent with the higher product revenue recognized during those periods.
Our customer funded development activities are reported as costs of contract services. We anticipate that gross profit on contract services revenue in the fourth quarter of 2013 will be comparable to the levels recognized in the third quarter of 2013.
We expect that the overall gross profit on product revenue will increase in the fourth quarter of 2013 as we anticipate increased CNG storage shipments and lower cost of carbon fiber and other materials used in the manufacturing of our storage tank products.
Our internally funded research and development efforts during 2013 related primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, and developing different size storage vessels to add to our existing product families. Included in our research and development efforts during 2012 were significant engineering activities related to our suspended F-150 PHEV development program under which we were integrating our hybrid propulsion system into a Ford F-150 truck platform. The F-150 PHEV program represented $2.6 million and $3.4 million of our internally funded development expenses in the first nine months and full calendar year of 2012, respectively. We expect that our research and development expenses in the fourth quarter of 2013 will remain at a similar level to those recognized during the third quarter of 2013.

Selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment remained at similar levels in the third quarter of 2012 and 2013, but are higher over the first nine months of 2013 compared to the prior year period. These costs are generally fixed in nature; however, the increase in the first nine months of 2013 was due primarily to increased bad debt reserves related to Fisker Automotive receivables in the first quarter of 2013.  We expect selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment during the fourth quarter of 2013 to increase slightly over the levels recognized in the third quarter of 2013.
We expect results from operations of our Fuel Storage & Vehicles Systems segment to continue to improve in the fourth quarter of 2013 compared to the third quarter of 2013, mainly as a result of anticipated increased shipments of CNG storage tanks and systems.

Corporate Segment
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support our Fuel Storage & Vehicle Systems segment and our Renewable Energy segment. General and administrative expenses of the Corporate segment consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors. Corporate expenses were lower in the first nine months of 2013 as compared to 2012 primarily due to the elimination of certain executive officer positions, lower wages and other cost reductions implemented over the respective periods. The prior year nine month results also included a charge of approximately $1.0 million associated with separation agreements executed in connection with the resignations of our former President/Chief Executive Officer and our former Executive Chairman of the Board in May 2012.
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
The results from the operations of the Renewable Energy segment, classified as discontinued operations held for sale, net of taxes, was a net loss of $0.4 million and $2.8 million in the third quarter and first nine months of 2013 as compared to a net loss of $0.4 million and $1.5 million in the third quarter and first nine months of 2012, respectively.
The net loss reported for discontinued operations held for sale includes the recognition of $0.4 million and $1.9 million of revenue from energy sales in the third quarter and first nine months of 2013 as compared to $0.5 million and $0.8 million in the same periods in 2012, respectively. Energy sales include activities of the 10.0 megawatt Zephyr Wind Farm (Zephyr), which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. The net loss reported for discontinued operations held for sale in the third quarter and first nine months of 2013 includes operating expenses of $0.5 million and $3.9 million, as compared to operating expenses of $0.4 million and $1.4 million in the same periods in 2012, respectively. Included in operating expenses were total impairment charges of $2.5 million recognized in the first and second quarters of 2013, of which $1.6 million related to goodwill associated with Zephyr, $0.8 million related to intangible assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm. Also included in operating expenses for the third quarter of 2013 was a loss of $0.2 million associated with the initial closing of the sale of the Trout Creek development project.
Interest expense on long-term project financing obligations was $0.3 million and $1.1 million in the third quarter and first nine months of 2013 as compared to $0.4 million and $0.7 million in the third quarter and first nine months of 2012, respectively.
Non-Reporting Segment Results
Interest Expense. Interest expense of our continuing operations, net of interest income, amounted to $1.2 million in the third quarter of 2013 as compared to $0.8 million in the third quarter of 2012, and amounted to $4.3 million in the first nine months of 2013 as compared to $4.7 million in the first nine months of 2012. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of the debt securities. Included in the first nine months of 2013 and 2012 are non-cash interest costs of $3.0 million and $4.1 million, respectively. Non-cash interest costs for the nine months ended September 30, 2013 included $0.9 million associated with bridge notes and warrants sold to investors on January 24, 2013 and $1.8 million associated with bridge notes and warrants sold to investors during June and July of 2012. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013. We expect interest expense to decline in the fourth quarter of 2013 compared to the quarterly amount recognized in each of the first three quarters.
Fair Value Adjustments of Derivative Instruments. Derivative instruments during the three and nine months ended September 30, 2013 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The net charges recognized during the three and nine months ended September 30, 2013 was primarily due to the increase in our closing share price that increased the fair value of the derivative instrument liabilities during the third quarter and first nine months of 2013 ($2.72 at December 31, 2012, decreasing to $2.20 at June 30, 2013 and increasing to $3.18 at September 30, 2013). Another underlying variable that impacted the value of the derivative instruments during the third quarter of 2013 was the August 2, 2013 triggering of the anti-dilution price reset provision contained in the October 2006 Warrants. In connection with the reset, the exercise price for the October 2006 Warrants was reduced from $2.02 to $1.5142 and the number of shares underlying the October 2006 Warrants increased from 1,400,720 shares to 1,868,613 shares.
Gain on Modification of Debt and Derivative Instruments. We recognized gains of $0.3 million and $0.6 million for the three and nine month periods ended September 30, 2012, respectively, in connection with the exchange of a portion of unsecured convertible notes for unsecured nonconvertible notes (referred to in the Notes to our Condensed Consolidated Financial Statements as the “June/ July 2012 Bridge Notes”). There have been no substantial debt modifications executed in the current year 2013 periods.
Loss on Settlement of Debt and Derivative Instruments. We did not recognize any gain or loss on settlements of our debt derivative instruments during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we settled a total of $1.3 million of debt obligations by the issuance of shares of our common stock. As a result of the in-kind debt settlements in 2012, we recognized a net charge of $0.1 million, which represented the difference between the fair values of the shares issued and the debt settled.
Impairment of Investment in and Advances to Affiliates. Our former affiliate, Asola, accounted for under the equity method, experienced recurring losses in the first nine months of 2012 and declining year-over-year revenues. These continuing trends along with other indicators that emerged during the third quarter of 2012 indicated that a potential “other-than-temporary” decline in value may have occurred and as a result, we recognized an impairment charge of $5.0 million as of September 30, 2012, which represented the entire remaining carrying balance of our investment in and advances to Asola.
Equity in Losses of Affiliates. We have not recognized any significant equity in losses of affiliates in 2013 which is primarily attributed to the complete write-off of the carrying value of our investments in Asola in 2012. Further, we no longer recognize our share of net losses of affiliates as our investment carrying balances have been reduced to zero and we have no obligation to fund deficit balances of these businesses.
Liquidity and Capital Resources
Cash Flow Activities
Our cash flows are reported on a condensed consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities decreased to $6.3 million for the nine months ended September 30, 2013 as compared to a net use of $11.2 million for the nine months ended September 30, 2012. The decrease in net cash used in the current year is primarily a result of improved results of operations and partially a result of an increase in cash generated from working capital associated with deposits received on new customer programs and higher levels of accounts payable.
Net cash used in investing activities decreased to $1.3 million for the nine months ended September 30, 2013 as compared to a net use of $4.6 million for the nine months ended September 30, 2012. Net cash used during the 2012 period included the use of $3.5 million in connection with Schneider Power's acquisition of the Zephyr Wind Farm during the second quarter of 2012 and capital expenditures of $1.1 million.   Net cash used during the 2013 period includes capital expenditures of $2.4 million for equipment purchases to expand our tank manufacturing capacity, as partially offset by combined net cash proceeds of $1.0 million received in connection with Schneider Power's sale of its Providence Bay Wind Farm during the second quarter of 2013 and Trout Creek development project during the third quarter of 2013.
Net cash provided by financing activities decreased to $11.6 million for the nine months ended September 30, 2013 as compared to net cash provided of $14.5 million for the nine months ended September 30, 2012. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted principally of (i) $10.4 million of net proceeds from convertible notes issued in September 2013, (ii) $1.4 million of net proceeds from bridge notes issued in January 2013, (iii) $4.2 million of net proceeds from the sale of common stock under the ATM offering arrangements, (iv) $2.7 million of net proceeds from the sale of common stock in connection with a registered direct offering in May 2013, (v) $1.4 million of borrowings under the capital lease arrangement, and (vi) $0.8 million in advances under a line of credit. Cash used in financing activities for the nine months ended September 30, 2013 primarily related to repayments of long-term obligations associated with the June/July 2012 Bridge Notes of $7.1 million, the January 2013 Bridge Notes of $1.6 million, and the capital equipment lease arrangement of $0.5 million.
Capital Resources

From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. We recently completed the following capital transactions:

•
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of September 30, 2013, we had used $2,840,244 under the financing arrangement to acquire equipment and the remaining unused portion was being held in a restricted irrevocable escrow account.

•
On December 28, 2012 and August 19, 2013, we entered into two separate At The Market Offering Agreements (ATM) with a sales agent. Under the ATMs, we had the right to offer and sell, from time to time, shares of our common stock through the sales agent. During the period from the inception of the ATMs to the termination of the arrangements on May 15, 2013 and September 17, 2013, respectively, total proceeds from the sale of common stock under the ATMs, net of sales agent commissions and other transaction costs, were $4,228,981.

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

•
On May 16, 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that we classified as a derivative instrument. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. On August 2, 2013, the investor exercised its warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor and cancelled the warrant.

•
On September 18, 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. The net amount received by us, after deducting placement agent fees and transaction expenses, was $10,420,898. We used $7,286,740 of the proceeds to repay in full the outstanding principal and accrued interest due under the June/July 2012 Bridge Notes.

•
During the quarter ended September 30, 2013 and during the period from October 1, 2013 through November 8, 2013, we received cash proceeds of $189,275 and $4,343,718, respectively, from the exercise of outstanding warrants.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity as of September 30, 2013 consisted of: (i) cash and cash equivalents of $5,556,284, (ii) up to $988,083 of potential availability under our line of credit, and (iii) restricted cash of $409,756 available for capital expenditures. We also consider the proceeds received from the exercise of outstanding warrants subsequent to the balance sheet date as a principal source of liquidity for purposes of our assessment.

We believe we have sufficient available capital to cover our existing operations and obligations through at least September 30, 2014; however, we may need to raise additional capital to further expand our tank manufacturing infrastructure. Our current plan to increase our annualized capacity up to 12,000 units by the end of calendar 2013 is fully funded but we anticipate that we will require approximately $6 million in additional equipment and infrastructure costs to increase the annualized capacity from 12,000 units up to approximately 25,000 units. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. We believe we can raise the necessary level of additional capital that may be required through public or private offerings of equity or debt securities; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all.

If we are unable to achieve our current business plan or secure the additional funding that could be required, we would need to curtail our operations or take other similar actions outside the ordinary course of business in order to continue to operate as a going concern.

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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

See Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013. On September 12, 2013, the Court denied Iroquois’ motion for partial summary judgment.

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
As of September 30, 2013, we had approximately $17.6 million of principal and interest owing under our debt obligations related to our continuing operations and $23.2 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt related to our continuing operations includes $2.7 million owed to a finance company that is secured by specific equipment assets, $3.8 million owed to our senior secured lender, which is secured by substantially all of our assets used in continuing operations, and $11.0 million owed to convertible note holders that have a second lien position on substantially all of our assets used in continuing operations.
If we are unable to generate sufficient cash flow to service these debt obligations or are unable to raise sufficient capital to repay these obligations or otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. Further, if we were to default on the secured debt, the lenders would have the right as secured creditors to foreclose on the assets securing the debt.
We have a history of operating losses and negative cash flows and we may need to raise additional funds to finance our operations.
We have a history of operating losses and negative cash flow. We incurred net losses from continuing operations before income taxes of $25,180,878 and $27,857,741 for the fiscal year ended December 31, 2012 and the eight month transition period ended December 31, 2011, respectively, and $14,181,414 for the nine months ended September 30, 2013.
Haskell & White LLP, our independent registered public accounting firm for the year ended December 31, 2012, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2012, indicating that our liquidity position at the time of their report raised substantial doubt about our ability to continue as a going concern.
We have improved our liquidity position over the first nine months of 2013 and we believe that we have a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the market conditions or any other assumptions we used in formulating our business strategy, our long-term strategy may not be successful and we may not be able to achieve and maintain profitability. As a result, investors could lose confidence in our company and the value of our Common Stock, which could cause our stock price to decline and adversely affect our ability to raise additional capital.
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
Pursuant to the terms of a certain sale-leaseback transaction we entered into on November 6, 2012 with Amur Finance I, LLC (Amur), we (i) sold to and agreed to immediately lease back from Amur certain equipment, tooling and other assets, (ii) agreed to sell to and immediately lease back from Amur certain yet to be identified assets that we intend to purchase from time to time during the term of the Lease Agreement, and (iii) agreed to lease from Amur certain other yet to be identified assets acquired by Amur from time to time at our direction during the term of the Lease. At closing, Amur deposited approximately $2.5 million in an irrevocable escrow account, which is to be used to fund the purchase of the assets described in (ii) and (iii) above. As of September 30, 2013, $409,756 remained in the escrow account. If we were to default on the Lease Agreement, then Amur could terminate our rights under the Lease Agreement, including our right to use the leased equipment and our right to use the remaining funds in the escrow account to purchase additional equipment, which would have a material adverse affect on our business operations and our plans to expand tank production capacity.

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
As of the quarter ended March 31, 2013, our asset coverage ratio was 1.2 to 1. In connection with the loan amendment we and our senior secured lender executed on May 20, 2013, we received a waiver from our senior secured lender of the default in the asset coverage ratio. As of September 30, 2013, our asset coverage ratio was 2.38 to 1. If we are unable to comply with the covenants and other obligations under the loan agreement in the future, we would need to seek amendments and/or waivers from our senior secured lender. However, no assurance can be given that the lender would agree to any such amendments or waivers. If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the loan agreement, the lender could, among other things, declare a default, accelerate the maturity date of indebtedness and, if we are unable to repay, exercise its rights under the loan agreement to, among other things, foreclose on our assets. In addition, in the event our asset coverage ratio is below 1.35 to 1 at the end of any given month, then pursuant to the terms of our loan agreement, as amended, the interest rate on the outstanding indebtedness owed to our senior secured lender will automatically increase by 0.5% until such time that our asset coverage ratio is above 1.35 to 1.
Risks Related to our Fuel Storage and Vehicle Systems Segment
Our business plan is focused on CNG and our expectations regarding revenue growth for the remainder of 2013 and all of calendar 2014 are based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan for the remainder of 2013 and all of calendar 2014 is highly focused on CNG and contemplates that our revenues from CNG tank sales will increase significantly from historical levels and our business strategy contemplates continued growth in the CNG vehicle segment. We are currently estimating that our total revenue for 2014 will exceed our expected total revenue for 2013 by as much as 100%. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG tanks will continue to increase, that our relationships with our customers will continue for the foreseeable future, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for the remainder of 2013 and all of calendar 2014.
Risks Relating to Our Stock
Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
As of November 8, 2013, we had approximately 5,078,898, 294,974 and 11,472,094 shares of our common stock reserved or designated for future issuance upon the conversion of convertible notes (or in payment of interest due under such convertible notes) with a conversion price (or deemed interest payment price) of $2.3824 per share, exercise of outstanding options with exercise prices ranging from $2.23 to $178.40 per share and warrants with exercise prices ranging from $1.5142 to $167.20 per share, respectively. The issuance of shares upon conversion of the convertible notes, exercise of the warrants and/or options, will be dilutive to our stockholders, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.
Included in the shares of common stock designated for future issuance discussed above are warrants we issued in a private placement transaction we completed on October 27, 2006 (the October 2006 Warrants). These warrants contain a provision that, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants. The October 2006 Warrants also contain a provision that upon the occurrence of a price reset, the number of shares that are subject to such warrants are increased so that the aggregate purchase price payable upon exercise of the October 2006 Warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. The terms of future transactions that we may negotiate may lower the exercise price of, and proportionately increase the number of shares of common stock issuable upon exercise of, the October 2006 Warrants. On June 6, 2013, Iroquois Master Fund, Ltd, a holder of one of the October 2006 Warrants initiated a lawsuit against us claiming that the registered direct offering we completed on May 16, 2013 reset the exercise price of their October 2006 Warrants to $0.948 per share and that the number of shares underlying its October 2006 Warrants increased proportionately as a result of such reset. We intend to vigorously defend this lawsuit but can provide no assurance that the defense will be successful. Any future resets to the price of the October 2006 Warrants and the number of shares underlying the October 2006 Warrants, whether as a result of the pending litigation or transactions negotiated by us in the future, would be dilutive to our stockholders and the amount of dilution could be substantial.

Item 5. Departure of Director or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 13, 2013, Thorin Southworth, the Company’s Corporate Controller, notified the Company of his resignation in order to accept a senior financial position at another company. Mr. Southworth’s resignation will be effective November 14, 2013.
Item 6. Exhibits.
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2013

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer
Authorized Signatory and Principal Financial Officer

EXHIBIT INDEX

Form 10-Q For Period Ended September 30, 2013.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
4.1	Form of Convertible Note (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013).
4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013)
10.1
Quantum Fuel Systems Technologies Worldwide, Inc. Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2013).

10.2	At-The-Market Offering Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013).
10.3	Form of Convertible Note and Warrant Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013).
10.4	Form of Subordinated Security Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013).
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith