Form 10-K
period 2013-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2014-03-14
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $30,980,545.

As of March 7, 2014, the registrant had outstanding 22,664,981 shares of common stock.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that total revenues in 2014 could be as much as double our total revenues for 2013;

•	our belief that our liquidity is sufficient to cover our existing operations and obligations through at least December 31, 2014;

•	our expectations regarding 2014 financial performance and results including results from operations for our Fuel Storage & Vehicle Systems segment;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our belief that our current operating plan and business strategy will allow us to achieve profitability;

•	our anticipation that our Fuel Storage & Vehicle Systems segment will have positive overall operating income in 2014;

•
our expectation that we will complete the expansion of our annual tank manufacturing capacity to 12,000 units during the first quarter of 2014 and our plan to further expand to 20,000 units by September 30, 2014;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure in order to reach an annualized production capacity of 20,000 units;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our expectations regarding our customer mix for the near term;

•	our expectation that our overall gross profit and margins on net product sales will increase in 2014;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses in 2014;

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

•
our belief that two passenger CNG vehicle platforms we are working on with original equipment manufacturers (“OEMs”) will be commercially available beginning in 2014 for one program and 2015 for the other program;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected timeframe, if at all;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	our belief that if and when certain products currently under development go into production that we will be a production supplier;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will recognize non-cash gains or losses on our derivative instruments each reporting period and that the amount of such gains or losses could be material; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this report under the “Risk Factors” section and those included in our other

ii

public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.
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

iii

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

Company Overview
We are a leader in the innovation, development and production of natural gas fuel storage systems and the integration of vehicle system technologies, including engine and vehicle control systems and drivetrains. We produce one of the most innovative, advanced and light-weight compressed natural gas (CNG) storage tanks in the world, and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive original equipment manufacturers (OEM) and aftermarket and OEM truck integrators. We also provide low emission and fast-to-market solutions to support the integration and production of natural gas and hydrogen fuel storage systems, hybrid technologies and refueling systems and dispensers.
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is now classified as discontinued operations as discussed further below.
Fuel Storage & Vehicle Systems Segment
This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies.
We offer a variety of packaged fuel systems, including pre-assembled, quality tested and fully-validated CNG storage modules for quick integration onto a variety of vehicle platforms. Our CNG packaged fuel systems are comprised of high pressure tanks and fuel delivery regulation and control systems designed to improve efficiency, enhance power output, and reduce harmful emissions. Our integrated and packaged systems typically incorporate our Q-Lite® line of composite tanks and leverage our expertise in safety-critical structural design, high strength materials and topology optimization to provide intelligent lightweight systems that maximize on-board fuel storage and contribute to superior fuel economy, handling and low emission performance. Our CNG packaged fuel systems for heavy duty truck applications are also designed to maximize range, including one that provides on-board CNG fuel storage for Class 8 trucks of up to 216 diesel gallon equivalents.
The primary market for our CNG tanks and systems is currently heavy, medium and light-duty trucks. The cost savings offered to fleets by using natural gas as a fuel compared to gasoline or diesel is significant and compelling. We believe that natural gas is the most cost effective fuel available on the market today and we expect the trucking industry to continue to transition a greater percentage of their fleet vehicles to run on natural gas systems due to the current favorable economics of natural gas. We currently supply our CNG storage tanks to integrators for use in heavy, medium and light-duty truck applications. As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will be substantial opportunities in the passenger vehicle market.
Our products and services are designed to offer our customers a clean and cost-effective alternative to gasoline and diesel powered vehicles, which, in turn, enables our customers to benefit from significantly lower fuel prices, contribute to a cleaner environment, meet average fuel economy mandates, and help our country reduce its dependence on foreign oil.
The current market for CNG and other alternative fuel systems is the emerging world market for alternative fuel passenger, commercial, fleet and industrial vehicles. We sell our products and services direct to vehicle level OEMs, system integrators for OEM level applications, and through aftermarket integrators.
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

Our CNG storage tanks have been tested for compliance with the U.S. industry standard CSA NGV2 and in some cases to the Canadian CSA B51 Part II standard and to the United Nations ECE Regulation No. 110. Our tanks meet the U.S. Federal Motor Vehicles Safety Standard FMVSS 304. Our tanks are available for sale in the United States and certain tank models are available for sale in Europe, Canada and Asia.
We also design, develop and manufacture advanced lightweight composite tanks and complete fuel systems for use in hydrogen fuel cell electric vehicle (FCEV) applications. In addition to our hydrogen storage systems, we also manufacture and supply compressed hydrogen refueling systems. While we continue to perform development services for OEMs with respect to hydrogen storage systems, there remains uncertainty as to when FCEVs will be commercialized, in spite of the State of California’s efforts to roll out new hydrogen refueling stations in anticipation of FCEV zero emission vehicles playing a significant role in reducing California’s greenhouse gas and smog emissions.
In addition to our CNG and hydrogen systems, we design, develop and supply hybrid and plug-in electric vehicle (PHEV) systems, which include complete powertrain systems or sub-systems and components and are designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging. Our proprietary control systems and software is integrated into base vehicle components such as the engine, generator, motor, inverters, battery system, power converters, and charger to provide customized hybrid drive-train technologies and systems and can be packaged utilizing different designs, technologies and subsystems. We developed our Q-Drive™ PHEV system for Fisker Automotive’s Karma vehicle platform and provided Fisker Automotive with certain components and rights to use our hybrid control software under a formal supply agreement during the period in which the Karma was under production in 2011 and 2012.

Renewable Energy Segment
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning as of January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects.
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 megawatt (MW) Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation.  We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power on April 20, 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of December 31, 2013.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
Products and Services
All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested for compliance to national and international industry standards under third-party approval by TÜV and verified for conformance to regulatory codes, including the U.S. Federal Motor Vehicles Safety Standard FMVSS 304.

Our products and services include:
Products:
High pressure gaseous fuel tanks-advanced composite, ultra-lightweight tanks that provide efficient storage of compressed natural gas or hydrogen at pressures to 10,000 psi (1000 bar). We carry in stock several different tank sizes ranging in capacity from 234 liters to 603 liters and have the expertise and capability to design specific tank sizes to accommodate our customer’s needs. Our product line includes tanks that can be strap-mounted or neck-mounted depending upon our customer’s required application.
Packaged fuel system modules-pre-assembled, quality tested and fully validated packaged fuel storage modules, which incorporate high pressure gaseous tanks with fuel delivery regulation and control systems. These modules are designed for efficient integration onto a customer’s vehicle platform.
Gaseous fuel electronic vehicle control systems and software-our proprietary software is incorporated into certain of our alternative fuel systems. Our software is OEM level and incorporates torque security features per ISO 26262 in a Spice Level 3 compliant package. These control systems monitor and optimize electrical control strategies and/or gaseous fuel flow to drive systems to meet our customer’s and regulatory requirements.
Hybrid control & motor control software systems -our hybrid control software systems optimize the operation of all hybrid and PHEV subsystems including the engine, generator, motor, inverters, battery system, power converters, and charger to maximize fuel economy while minimizing emissions.
Inverters and Motors-we provide customization of inverters and a variety of motors as an integral subsystem to our drive systems. The inverters are very efficient and compact devices which have been specified and/or designed by us. Our drive systems use primarily Interior Permanent Magnet motors due to their substantially higher efficiency, especially at low speeds. For products not available off-the-shelf, we will have them contract manufactured to meet product or customer specifications.
Engine/Generator and Fuel Cell Power-we provide power generating systems for use as a prime-mover or range extender. We optimize engines to operate at high efficiency and with low emissions on conventional or alternative fuels. We develop specifications and contract production of customized generators to maximize vehicle efficiency. We also have experience integrating fuel cells and hydrogen storage and fuel delivery systems into vehicle applications.
Accessories-we also provide accessories such as DC-DC converters, DC-AC inverters, electric air conditioning systems, power steering pumps, etc to complement our complete hybrid drive systems. We specify and have the components contract manufactured to meet our high quality, high efficiency requirements.
Services:
Fuel Storage and System Design and Validation. We design, develop, engineer and validate complete fuel storage systems for natural gas vehicle applications ranging from passenger vehicles to heavy duty trucks. We also integrate electric motors, inverters, generators, and electronic vehicle control components into hybrid and PHEVs. Further, we employ rapid prototyping techniques, which accelerate the iterative design process and result in a more accurate and high performance design.
Testing and Validation. To increase the likelihood of high success rates at the system level, we perform component, subsystem and system testing and validation. We have test equipment including engine and chassis dynamometers to test and validate most automotive devices. These procedures must satisfy our own internal requirements, customer-specific requirements and industry standards. If no suitable procedures exist, we generate requirements for the customer.
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
Business Strategy
Our strategy is to leverage our natural gas and tier I automotive OEM supplier experience, our proprietary technologies and products and our capabilities in gaseous fuel storage and fuel system integration and vehicle level assembly in order to be an industry leader in the innovation, development, production and integration of lightweight CNG storage and fuel systems solutions. Our business strategy includes:

•	Focusing our efforts on natural gas vehicle programs with short-term, high-volume commercialization opportunities.
•	Advancing our market position as a leader in lightweight tank technology through improved product branding and enhanced market profile as a “one-stop-shop” for complete CNG fuel system solutions.
•	Increasing our annual CNG storage tank production capacity through capital investment and improved manufacturing processes.
•	Pursuing existing and new opportunities for our CNG storage and fuel systems solutions in the passenger vehicle and light, medium and heavy duty truck markets.
•	Further developing our existing relationships and creating new relationships with OEMs, fleets and aftermarket providers and other CNG market participants.
•	Developing strategic relationships with natural gas market participants to support the delivery of integrated solutions.

Competition
Our key competitors in gaseous fuel storage include Hexagon Lincoln, 3M, Structural Composites, Inc., Luxfer Group, and Experion. In the CNG and hydrogen packaged fuel systems space, our key competitors include Agility Fuel Systems, Mainstay Alternatives, FYDA Energy Solutions, Trilogy Engineered Solutions, Fuel Systems Solutions, Inc., and Magna Steyr. In light of the worldwide growth in demand for CNG fuel systems, we may face additional competition in the future. We believe that our depth of experience in gaseous fuel storage and as an automotive Tier 1 system integrator, the industry-leading lightweight design, optimized structural mounting and increased driving range provided from our tanks together with our systematic approach to vehicle integration, testing and validation capabilities and established engineering processes provide us with a competitive advantage.
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
Customers
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue for the foreseeable future. Agility Fuel Systems comprised 45% and 26%, Advanced Green Innovations, LLC and its affiliates comprised 12% and 0%, Westport Fuel Systems comprised 9% and 9%, General Motors comprised 8% and 20%, and

Fisker Automotive comprised 0% and 19%, of the total consolidated revenue for continuing operations reported for the years ended December 31, 2013 and 2012, respectively.

Backlog

At December 31, 2013, our total backlog associated with CNG fuel storage tanks and systems was $13.0 million.
Intellectual Property
We rely primarily on patent and trade secret laws to protect our intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on innovation, research and development and creation of “know-how.” We currently have 41 patents that have been issued or are pending in the United States, Canada, Europe and/or Asia. Although the continued development and protection of our intellectual property is important to our future success, the loss of any one particular patent would not have a material adverse affect on our business.
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

Research and Product Development
Our targeted research and development activities in the near term are as follows:
CNG Tank Advancements-designing and engineering derivative composite pressure vessels utilizing new and lower cost materials, processes and other advancements and economies of scope to drive costs out of the storage system, provide alternative light-weight solutions and address extended range.
Next Generation Fuel Storage-researching and developing next generation storage products utilizing material science, alternative material application, and evaluation and analysis of storage concepts and manufacturing processes, including fiber placement and other advanced production techniques.
Packaged Fuel System Module Advancements-designing and engineering next generation fuel system modules that reduce weight, enhance fuel storage packaging efficiencies, and reduce costs of the overall system.
Vehicle Control Systems, Electronic Controls and Software Systems-designing and optimizing control systems and strategies to maximize vehicle performance and range, including engine control design and selection, engine modeling, calibration and software design for engine and emission controls.
Advanced Emissions testing-performing emissions testing on vehicles that utilize California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) approved advanced technology to test Super Ultra Low Emission Vehicles. EPA/CARB certification testing, vehicle development testing including catalyst efficiency, diagnostics, calibration, engine durability testing, and engine mapping.
Component and Subsystem Test Facilities-extended vibration, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F, thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations, and pneumatic leak checks.
Concept Vehicle Development-concept vehicle design and development using powertrain engineering, computer aided design and finite element analysis, and other vehicle development and tooling processes.
Employees
As of March 7, 2014, we had 142 full-time employees and 5 part-time employees. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement.
Financial Information about Segments, Customer Concentrations and Geographic Areas
Additional information regarding our business segments, certain customer concentrations and geographic areas where we have revenues is contained in Notes 16 and 17 to our Consolidated Financial Statements in Part IV, Item 15(a)(1) of this Annual Report.

Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of our issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000, of which 25,000 shares were designated as Series B non-voting common stock. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.
On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock. As a result of this amendment, our certificate of incorporation provides for 37,475,000 authorized shares of common stock, $0.02 par value per share. The amendment did not affect our 20,000,000 shares of authorized preferred stock.

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
This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We face a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events. We discuss all known material risks to our business below. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the following risks actually occur, our business, our financial condition or our results of operations could suffer significantly.

Risks Related to Liquidity and Capital Resources

We have a history of operating losses and negative cash flows and we may need to raise additional funds to finance our operations.
We have a history of operating losses and negative operating cash flows. We incurred net losses from continuing operations before income taxes of $20.0 million and $25.2 million for the fiscal years ended December 31, 2013 and 2012, respectively.
We have significantly improved our liquidity position over the past several months and believe that we have sufficient liquidity to cover existing operations and obligations through at least December 31, 2014, and a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the market conditions or any other assumptions we used in formulating our liquidity analysis and business strategy, our liquidity analysis may not be accurate and our long-term strategy may not be successful in achieving profitability. As a result, investors could lose confidence in our company and the value of our common stock could decline.

We have a substantial amount of indebtedness. If we are unable to repay our indebtedness or refinance or extend such indebtedness, it would have a material adverse effect on our financial condition and ability to continue as a going concern.
As of December 31, 2013, we had approximately $17.4 million of principal and interest owing under our debt obligations related to our continuing operations and $22.0 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt related to our continuing operations includes $2.5 million owed to a finance company that is secured by specific equipment assets, $3.8 million owed to our senior secured lender, which is secured by substantially all of our assets used in continuing operations, and $11.1 million owed to convertible note holders that have a second lien position on substantially all of our assets used in continuing operations.
If we do not have sufficient capital to repay these obligations or if we cannot otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. Further, if we were to default on the secured debt, the lenders would have the right as secured creditors to foreclose on the assets securing the debt.

Our revolving line of credit facility with our senior secured lender contains a certain number of affirmative and negative covenants which could restrict the manner in which we conduct business and, if we fail to comply with such covenants, it could restrict our ability to access the full amount available under the credit facility and result in the acceleration of the debt extended, if any, pursuant to such credit facility.
Our credit facility with our senior secured lender, as last amended on March 14, 2014, provides us with a $5.0 million line of credit and is secured by substantially all of the assets used in our continuing operations, contains certain financial covenants and other restrictions applicable to us which could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants.
If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the credit facility, the lender could, among other things, declare a default, accelerate the maturity date of any outstanding indebtedness (which amount is zero as of the date of this report) and, if we are unable to repay, exercise its rights under the credit facility to, among other things, foreclose on our assets.

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

Risks Related to Our Business
Risks Related to our Fuel Storage and Vehicle Systems Segment

Our business plan is focused on CNG and our expectations regarding revenue growth for calendar 2014 is based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan for calendar 2014 is highly focused and dependent on CNG and contemplates that our revenues from CNG tank sales will increase significantly from historical levels, and our business strategy contemplates continued growth in the CNG vehicle segment. We are currently estimating that our total revenue for 2014 will exceed our expected total revenue for 2013 by as much as 100%. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG tanks will continue to increase, that our relationships with our customers will continue for the foreseeable future, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for calendar 2014.

We are dependent on a limited number of customers.
A large percentage of our revenue is typically derived from a small number of customers. Revenues from our largest customer comprised 45% and 26%, and revenues from our top four customers comprised 73% and 74%, of our total revenues for the years ended December 31, 2013 and 2012, respectively. We expect this trend to continue for the foreseeable future. In the event there is an unfavorable change in our business relationship with our significant customers, it could have a material adverse effect on our business and financial results.
Potential effects of litigation between us and Iroquois Master Fund Ltd. could have a material adverse effect on our business.
 As previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2013 and September 30, 2013, on June 6, 2013, Iroquois Master Fund Ltd. (Iroquois) filed a breach of contract suit against us in the United States District Court for the Southern District of New York alleging that we breached the terms of the October 2006 Warrants held by Iroquois by failing to properly adjust the exercise price and number of shares underlying Iroquois’ October 2006 Warrants. Iroquois is claiming that it is entitled to either (i) monetary damages (which Iroquois’ estimated to be approximately $4.1 million as of November 4, 2013) or (ii) in the alternative, either (a) specific performance in the form of delivery by us of 810,805 October 2006 Warrants exercisable at $0.932 per share with equitable modifications to the terms of the October 2006 Warrants to compensate Iroquois for the alleged delay in issuance plus the return of approximately $0.5 million Iroquois claims it overpaid when it exercised its October 2006 Warrants, or (b) 852,220 shares of our common stock. Iroquois is also seeking post-judgment interest at 9% per annum on any monetary award and recovery of its attorney’s fees if successful. Trial is currently scheduled for May 19, 2014.
While we intend to vigorously defend this lawsuit, we cannot predict the outcome, nor can we provide any assurance that we will not decide to settle this lawsuit if we felt such settlement was in the best interests of Quantum and its stockholders. If Iroquois were to prevail on its claims or we decide to settle, we could be required to pay damages in the form of cash, securities or a combination thereof, and the amount of damages could be substantial. An adverse decision or unfavorable settlement could have a material adverse effect on our business and liquidity. In addition, if we were to issue shares of our common stock or warrants with an exercise price below our market price, it will be dilutive to our stockholders and could cause downward pressure on our stock price.
A delay in expanding our production capacity could adversely affect our business plan and financial results
Our current business plan anticipates that we will be able to expand our annualized tank manufacturing capacity to approximately 20,000 units by September 30, 2014.  In order to achieve our anticipated expansion, we will need to make significant capital expenditures for equipment and infrastructure, including the build out of a new tank testing and validation facility.  In the event we incur any significant delays in the receipt of equipment or the build-out of the required infrastructure for the expansion, it could negatively affect our ability to complete customer orders on a timely basis and result in loss of new orders, either of which could have a material adverse effect on our business and financial results.
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
Our ability to design and manufacture fuel systems that can be integrated into vehicle platforms will be critical to our business and our ability to successfully complete existing development programs.
We are currently developing and integrating CNG fuel systems for production-intent vehicles and aftermarket programs. These CNG fuel systems are being designed to meet strict design, performance and packaging requirements of our customers. Customers for these systems require that these products meet either their strict design standards or original equipment manufacturer level standards that can vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet original equipment manufacturer or customer specifications on a timely basis, our existing or future relationships with our original equipment manufacturers and other customers may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

To be commercially viable, our products and systems generally must be integrated into products manufactured by original equipment manufacturers or converted by third-party system integrators. We can offer no assurance that original equipment manufacturers will manufacture appropriate products or, if they do manufacture such products, that they will choose to use our products and systems. Any integration, design, manufacturing or marketing problems encountered by original equipment manufacturers could adversely affect the market for our products and systems, and our business results of operations and financial condition.
A mass market for our CNG systems may never develop or may take longer to develop than anticipated.
CNG systems represent emerging technologies, and we do not know whether users will adopt these technologies on a large scale or whether original equipment manufacturers will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for CNG and other alternative fuel propulsion systems in vehicle applications, we may be unable to recover our expenditures to develop our fuel systems and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Many factors that are beyond our control may have a negative effect on the development of a mass market for CNG and our fuel systems for CNG applications.
These factors include the following:

•	cost competitiveness, especially with fluctuating oil and natural gas prices;
•	consumer acceptance of CNG and/or hydrogen or other alternative fuel products;
•	government funding and support for the development of CNG and related fueling infrastructure;
•	the willingness of original equipment manufacturers and after-market integrators and customers to replace current technology;
•	consumer perceptions of CNG, hydrogen, hybrid electric and other alternative fuel propulsion systems;
•	regulatory requirements; and
•	emergence of newer, breakthrough technologies and products including liquid natural gas (LNG) within the automotive industry.

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
We have limited experience manufacturing CNG and other alternative fuel systems on a commercial basis. In order to produce our CNG and other alternative fuel propulsion systems at affordable prices on a large scale basis, we will have to continue to enhance and automate our manufacturing processes. We do not know whether we, or our suppliers, will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our products. Even if we, or our suppliers, are successful in developing our high volume manufacturing capability and processes, we do not know whether we will be able to do so in time to meet our product commercialization schedules or to satisfy the requirements of our customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.
We may not meet our product development and commercialization milestones.
We have certain product development programs that are in the pre-commercial stage. The success of each product development program is highly dependent on our correct interpretation of commercial market requirements, and our translation of those requirements into applicable product specifications and appropriate development milestones. If we have misinterpreted market requirements, or if the requirements of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in potential purchasers of these products declining to purchase additional systems or choosing to purchase alternative technologies. Delayed commercialization schedules may also impact our cash flow, which could require increased funding.
We may be subject to warranty claims, and our provision for warranty costs may not be sufficient.

We may be subject to increased warranty claims for our products due to increased levels of our products that are in use and subject to existing warranty provisions and due to longer warranty periods. In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.
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
The market for natural gas, plug-in electric hybrid, fuel cell, hybrid and other forms of alternative fuel vehicles and equipment and the demand for our products are driven, to a significant degree, by local, state and federal regulations that relate to air quality, greenhouse gases and pollutants, and that require the purchase of motor vehicles and equipment operating on alternative fuels or fuel cells. Similarly, foreign governmental regulations also affect our international business. These laws and regulations may change, which could result in transportation or equipment manufacturers abandoning or delaying their interest in alternative fuel and fuel cell powered vehicles or equipment. In addition, a failure by authorities to enforce current domestic and foreign laws or to adopt additional environmental laws could limit the demand for our products.
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
We currently compete with companies that have or may have greater economic resources, name recognition, larger customer bases, broader global reach and a wider array of product lines. We are also subject to competition from other alternative fuels and alternative fuel technologies, including liquefied natural gas (LNG), synthetic fuel, methanol, ethanol, hydraulic hybrid, hybrid, hybrid electric and fuel cells, and we cannot assure you that such technologies will not be favored over gaseous fuel technologies in the future. We also cannot assure you that our competitors will not create new and improved innovative gaseous fuel technologies. Increases in the market for alternative fuel vehicles may cause automobile or engine manufacturers to develop and produce their own fuel conversion or fuel management equipment rather than purchasing the equipment from suppliers such as us or to employ competing technologies. Further, greater acceptance of alternative fuel engines may result in new competitors. Should any of these events occur, either alone or in combination, the total potential demand for, and pricing of, our products could be negatively affected and cause us to lose business, which could materially and adversely affect us.

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
Risks Related to Investments and our Renewable Energy Segment
We may be unable to effectuate a sale of Schneider Power assets in a timely manner or receive consideration that exceeds the carrying value of the assets that are currently held for sale.
On August 9, 2012, we committed to a formal plan to sell the assets and operations of our Schneider Power business and initiated steps to locate a buyer. We cannot provide any assurance that we will be successful in selling the assets or operations for a price in excess of the carrying value of the assets that are currently classified as “held for sale,” if at all. For the year ended December 31, 2013, we recognized $2.7 million of impairment charges related to Schneider Power’s assets that are held for sale. In the event we are unable to sell Schneider Power for a price at least equal to the remaining carrying value of the assets, then we will have to record additional charges and the amount of the charges could be material.
Our Renewable Energy business segment has a substantial amount of debt and Schneider Power has pledged all of its ownership interests in Zephyr Farms Limited to secure project related debt.
The $22.0 million in project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale represents term debt principal and accrued interest owed by Zephyr Farms Limited, our indirect wholly-owned tier II subsidiary, to Samsung Heavy Industries Ltd (The Samsung Debt). The Samsung Debt is secured by substantially all of Zephyr Farm Limited’s assets and guaranteed by Schneider Power, the parent company of Zephyr Farms Limited, pursuant to the terms of a limited nonrecourse guarantee. Schneider Power’s guarantee of the Samsung Debt is secured by a pledge of all of the shares of Zephyr Farms Limited pursuant to the terms of a Pledge Agreement. If the Zephyr Wind Farm does not generate sufficient revenue and cash flow to service the Samsung Debt, Samsung would have the rights of a secured creditor to foreclose on the project assets and/or take ownership of the project. If Zephyr Farms Limited were to default in the Samsung Debt and Samsung were to exercise its rights as a secured creditor, it would have a material adverse effect on Schneider Power and our Renewable Energy business segment.
Schneider Power's 10.0 MW Zephyr Wind Farm could generate less return than anticipated
We have experienced delays and difficulties in bringing the Zephyr Wind Farm project’s energy generation capabilities up to full utilization. If difficulties are encountered in the future, the levels of energy generated over the expected life of the project’s assets could be significantly less than expected, the operating results of the renewable energy segment could be negatively impacted, our ability to meet or restructure the Samsung Debt could be impaired, and we may not be able to realize the level of proceeds that we anticipate from a sale of the Zephyr Wind Farm.

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
Any failure to maintain adequate internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the NASDAQ Capital Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Risks Related to our Common Stock
Kevin Douglas and his affiliates could have significant voting power and may take actions that may not be in the best interest of our other stockholders.
As of March 7, 2014, Kevin Douglas and his affiliates (the “Douglas Family”) held convertible notes and warrants entitling them to purchase up to 7,298,575 shares of our common stock (without taking into account any beneficial ownership limitations provisions contained in the convertible notes and warrants held by the Douglas Family), which represents approximately 24.36% on an "as-if converted" basis and 19.91% of our common stock on a fully diluted basis. The conversion price for the convertible notes is $2.3824 per share and the exercise price for the warrants is $2.30 per share. The purchase agreement pursuant to which the Douglas Family acquired the convertible notes and warrants contains a provision that prohibits investors in that offering, including the Douglas Family, from converting or exercising any portion of the convertible note or warrant, as applicable, if after giving effect to the conversion or exercise, the investor would own more than 19.99% of our issued and outstanding shares on a post-conversion/exercise basis until such time that our stockholders approve the transaction. We agreed to seek stockholder approval of the transaction at our 2014 annual meeting. If the Douglas Family were to convert its convertible notes and/or exercise its warrants, it would have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of the Douglas Family. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
     As of March 7, 2014, we had 4,421,823 for issuance upon the conversion of convertible notes with a conversion price of $2.3824 per share, 278,428 shares reserved for issuance upon the exercise of outstanding options with exercise prices ranging from $2.23 to $178.40 per share and 9,288,385 shares reserved for issuance upon the exercise of warrants with exercise prices ranging from $1.5142 to $167.20 per share, respectively. The issuance of shares upon conversion of the convertible notes exercise of the warrants and/or options will be dilutive to our stockholders, and any sales of such shares could have a material adverse effect on the market for our common stock and the market price of our common stock.
     Included in the shares of common stock designated for future issuance discussed above are warrants to purchase up to 372,770 shares that we issued in a private placement transaction we completed on October 27, 2006 (the “October 2006 Warrants”) with a current exercise price of $1.5142 per share. These warrants contain a provision that, subject to certain exceptions, resets the exercise price of such warrants if at any time while such warrants are outstanding we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock at a price below the then current exercise price per share for such warrants. The October 2006 Warrants also contain a provision that upon the occurrence of a price reset, the number of shares that are subject to such warrants are increased so that the aggregate purchase price payable upon exercise of the October 2006 Warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. The terms of future transactions that we may negotiate may lower the exercise price of, and proportionately increase the number of shares of common stock issuable upon exercise of, the October 2006 Warrants.
As disclosed elsewhere in this report, Iroquois Master Fund, Ltd., a holder of one of the October 2006 Warrants initiated a lawsuit against us claiming that the registered direct offering we completed on May 16, 2013 reset the exercise price of their October 2006 Warrants to $0.932 per share and that the number of shares underlying its October 2006 Warrants should have been proportionately increased.
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
We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends on our common stock in the foreseeable future, and payment of cash dividends on our common stock, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, pursuant to the terms of our credit facility, as amended, with our senior secured lender we are prohibited from declaring or making any dividends as long as the credit facility remains in effect. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your units, and you may not realize a return on your investment in our securities.

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
As of March 7, 2014, our corporate operations, manufacturing, assembly, design, testing, and research and development is conducted in leased facilities with a combined square footage of approximately 156,000, which is located at our campus in Lake Forest, California. The facility leases are scheduled to expire on May 31, 2015.
We design and produce our lightweight high pressure gaseous storage tanks for CNG and hydrogen applications in our Lake Forest advanced technology center. We also design and integrate alternative fuel storage and systems into heavy- and medium-duty truck applications and passenger vehicles and conduct research and development in the center for hybrid technologies, production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells, including CNG and hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation.
We believe our facilities in Lake Forest, California, are presently adequate for our current and expected product manufacturing operations and OEM development programs at least through 2014; however, we may need to expand our operations beyond our current facilities in the future. If we require additional facilities, we believe we will be able to obtain suitable space on commercially reasonable terms.

Item 3.	Legal Proceedings.
On June 6, 2013, Iroquois Master Fund Ltd (Iroquois) filed suit against us in the United States District Court for the Southern District of New York (the Complaint).  In the Complaint, Iroquois asserts that the registered direct offering we completed on May 16, 2013 triggered the full-ratchet anti dilution reset provision contained in its October 2006 Warrant contract and, as a result, the exercise price of its October 2006 Warrant should have been adjusted downward and the number of shares underlying its October 2006 Warrant proportionately increased. Although we did adjust the exercise price and number of shares pursuant to the applicable provisions of the October 2006 Warrant, Iroquois is claiming that we are in breach of the warrant contract due to our refusal to honor the lower exercise price and higher number of shares claimed by Iroquois.
Two weeks after filing the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on July 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of its motion on August 7, 2013. On September 12, 2013, the Court denied Iroquois’ motion for partial summary judgment.  Trial is currently scheduled for May 19, 2014.
Iroquois is claiming that it is entitled to either (i) monetary damages (which Iroquois estimated to be approximately $4.1 million as of November 4, 2013) or (ii) in the alternative, either (a) specific performance in the form of delivery by us of 810,805 October 2006 Warrants exercisable at $0.932 per share with equitable modifications to the terms of the October 2006 Warrants to compensate Iroquois for the alleged delay in issuance, plus the return of approximately $0.5 million Iroquois claims it overpaid when it exercised its October 2006 Warrants, or (b) 852,220 shares of our common stock.  Iroquois is also seeking post-judgment interest at 9% per annum on any monetary award and recovery of its attorney’s fees if successful.
We believe that Iroquois' assertion that the May 16, 2013 registered direct offering triggered the reset provision contained in the October 2006 Warrant in the manner alleged by Iroquois is incorrect and, even if it were correct, Iroquois' calculation of the reset price was incorrect. Accordingly, we believe that all of the claims asserted by Iroquois in its Complaint are without merit.
While we intend to vigorously defend this lawsuit, we cannot predict the outcome. If Iroquois were to prevail on its claims, we could be required to pay damages in the form of cash, securities or a combination thereof. The amount of damages could be substantial, could result in a loss that would be material to our consolidated results of operations, and could have a material adverse effect on our business and liquidity. In addition, if we were to issue shares of our common stock or warrants with an exercise price below our market price, it will be dilutive to our stockholders and could cause downward pressure on our stock price.

Item 4.	Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock was traded on the NASDAQ Global Market under the symbol “QTWW” from July 23, 2002 through November 1, 2012. Effective with the opening of the market on November 2, 2012, we transferred our stock listing from the NASDAQ Global Market to the NASDAQ Capital Market under the symbol “QTWW”. Our Series B common stock, which was retired on December 31, 2013, was not publicly traded. The table below sets forth, for the periods indicated, the high and low daily sales prices for our common stock as reported on the NASDAQ Global Market from January 1, 2012 through November 1, 2012 and on the NASDAQ Capital Market thereafter.

	High	Low
2013
Fourth Quarter	$8.36	$3.20
Third Quarter	3.39	1.85
Second Quarter	2.92	2.00
First Quarter	3.20	2.40
2012
Fourth Quarter	$3.40	$2.00
Third Quarter	3.96	2.92
Second Quarter	3.12	1.64
First Quarter	5.32	2.60
On March 7, 2014, the last reported sale price for our common stock as reported by the Nasdaq Capital Market was $10.25 per share and there were approximately 179 holders of record of our common stock.
Recent Sales of Unregistered Securities
During the fourth quarter of 2013, we issued a total of 577,187 unregistered shares of common stock upon the cashless exercise of warrants. The shares of common stock were issued to accredited investors pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Warrant Issuance Date	Exercise Price Per Share	Warrants Exercised	Shares Issued
June 22, 2012	$3.40	166,717	77,360
July 25, 2012	$3.56	366,321	165,442
October 27, 2006	$1.5142	338,363	255,855
May 7, 2012	$3.60	138,889	62,947
May 20, 2013	$2.48	25,000	15,583
Total		1,035,290	577,187
Dividend Rights and Other Stockholder Matters
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
We did not repurchase any securities during the year ended December 31, 2013.
Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2014.

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
BUSINESS OVERVIEW
We are a global leader in natural gas storage systems, integration and vehicle system technologies. We produce advanced light-weight CNG storage tanks and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive OEMs and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks using advanced composite technology are capable of storage at up to 10,000 pounds per square inch (psi). We also provide low emission and fast-to-market solutions to support the integration and production of natural gas and hydrogen fuel storage systems, hybrid technologies and refueling systems and dispensers.
Our customer base includes OEMs, aftermarket and OEM truck integrators, fleets, a material science company, and other governmental entities and agencies.
The consolidated financial statements for the calendar 2013 and 2012 periods presented include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power). The consolidated results for calendar 2012 also include the discontinued operations of Quantum Solar Energy (Quantum Solar), a now defunct majority owned subsidiary.
FINANCIAL OPERATIONS OVERVIEW
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is being held for sale and as such, is classified as discontinued operations as discussed further below.
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
We expense all internal research and development when incurred. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products for natural gas, hybrid, hydrogen fuel cell and other alternative fuel applications.
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

EXECUTIVE OVERVIEW AND OUTLOOK
Fuel Storage & Vehicle Systems
Our Fuel Storage & Vehicle Segment made significant strides in growing and expanding our CNG fuel storage and complete fuel systems products and services. We received a number of new orders from new and existing customers during 2013 for our Q-Lite CNG tank storage systems and complete fully-integrated fuel storage assemblies that incorporate our Q-Lite tank storage system. As a result of the growth in the demand for our CNG tanks and integrated fuel systems, we initiated an aggressive expansion of our tank manufacturing capacity in 2013 which we approximately tripled over the last 12 months.
In April 2013, we received a significant contract for a CNG fuel system from a new customer, ZHRO Solutions, an affiliate of Advanced Green Innovations, Inc., for the development of a fully-integrated CNG storage and fuel delivery system for a cost-effective aftermarket conversion kit for medium and heavy-duty diesel fleets to run on natural gas. Later in 2013, we received significant follow on contracts to design and develop software controls for the packaged fuel system and for production intent system testing and validation activities. The intent of the parties under the existing contractual arrangements is for us to be the supplier of the packaged fuel system modules once production begins, which is anticipated to be in the second half of 2014.
As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will also be substantial opportunities in the passenger vehicle market. We continue to work on the development and integration of a bi-fuel CNG fuel system for the 2015 model year Chevrolet Impala vehicle under a planned production program with General Motors that was initiated in 2012. In February 2013, we entered into an agreement with another automotive OEM for the development of a CNG fuel system for a popular full size passenger vehicle platform. The contractual arrangements provide for us to be the “Manufacturer of Record” under both of these programs for the CNG system related vehicle modifications. Development activities under these programs are expected to continue in 2014, with vehicles expected to be commercially available beginning in the second half of 2014 for the General Motors program and in 2015 for the other OEM program.
Further, we received an initial order for hydrogen refueling dispensers in January 2013 as part of a three-year partnership agreement with Linde LLC, and in June 2013 we completed our development of a turbocharged, inter-cooled and electronically fuel injected gaseous fuel engine for Mahindra and Mahindra, the leading Indian vehicle manufacturer and industrial conglomerate.
We also made significant strides in our tank and fuel systems technology during 2013. During this period, we were granted two patents related to key aspects of CNG fuel storage and fuel systems pressure and flow management for on-board gaseous fuel storage and dematerialization of fuel storage cylinders. Also during this period, we, in a collaborative effort with the Boeing Company and the Pacific National Labs, under sponsorship by the Office of Energy Efficiency and Renewable Energy of the U.S. Department of Energy, demonstrated an alternative new technology leap for lightweight carbon composite CNG and hydrogen fuel tanks that resulted in a 20% reduction in material utilization.
Fisker Automotive’s Karma vehicle, which incorporates our Q-Drive PHEV system, has not been in production since approximately July 2012 for reasons unrelated to us or the components we supply, and revenues from Fisker Automotive have not been significant since production was halted. Fisker Automotive filed for protection under U.S. bankruptcy laws in November 2013. Recently, it was reported that in February 2014 the Fisker Automotive's assets were sold pursuant to an auction process to Wanxiang Group. It was further reported in the press that Wanxiang Group intends to restart production of the Karma in the coming months. We cannot estimate the extent that we will be involved or the impact on us, if any, related to a potential restart of production of the Karma.
Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning as of January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects.
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 megawatt (MW) Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation.  We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power on April 20, 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of December 31, 2013.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.
Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
On June 5, 2013, we announced that we had signed an amendment to an existing long-term lease agreement with regard to the facility that served as our former corporate headquarters located in Irvine, California. The amendment pulled forward the lease expiration date by 21 months to January 31, 2014 and reduced the scheduled base rent obligations for the remainder of the amended lease term.
Activities of Quantum Solar were included as part of our Corporate segment until the assets were fully abandoned as of December 31, 2012, and as a result, the historical activities and balances are now classified as part of discontinued operations on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS
Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

The following table provides operating results of continuing operations:

			Change
	2013	2012	$	%
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$22,943,639	$14,526,031	$8,417,608	58%
Contract services	8,960,051	8,186,040	774,011	9%
Total revenues	$31,903,690	$22,712,071	$9,191,619	40%

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$16,261,662	$10,757,138	$5,504,524	51%
Cost of contract services	5,296,499	5,117,187	179,312	4%
Total cost of revenues	$21,558,161	$15,874,325	$5,683,836	36%

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$6,681,977	$3,768,893	$2,913,084	77%
Contract services	3,663,552	3,068,853	594,699	19%
Total gross margin	$10,345,529	$6,837,746	$3,507,783	51%

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$5,996,414	$9,441,447	$(3,445,033)	(36)%
Selling, general and administrative	4,244,781	4,020,310	224,471	6%
Total	10,241,195	13,461,757	(3,220,562)	(24)%
Corporate:
Selling, general and administrative	6,841,239	7,794,502	(953,263)	(12)%
Total operating expenses	$17,082,434	$21,256,259	$(4,173,825)	(20)%

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$104,334	$(6,624,011)	$6,728,345	(102)%
Corporate	(6,841,239)	(7,794,502)	953,263	(12)%
Total operating loss	$(6,736,905)	$(14,418,513)	$7,681,608	(53)%

Fuel Storage & Vehicle Systems Segment
Product revenue during 2013 is substantially all related to shipments of CNG fuel storage systems, in which volumes have grown significantly over the levels realized in 2012, whereas product revenue in 2012 consisted of a mix of shipments of CNG fuel storage systems and shipments of PHEV components to Fisker Automotive for use in its Fisker Karma vehicle. Product revenue from our CNG fuel storage systems increased by $11.5 million, or 102%, during 2013, as compared to 2012. This increase was partially offset by a $3.0 million decline in shipments of PHEV vehicle components to Fisker Automotive during those periods. The Fisker Karma vehicle has not been in production since approximately July 2012 and, despite the recent sale of Fisker Automotive's assets to Wanxiang Group and Wanxiang's Group announcement of its plan to produce the

Karma vehicle, we do not anticipate any revenues from the sale of Karma related PHEV components in 2014. We expect overall product revenue in 2014 to approximately double the amount of product revenue recognized in 2013 as we anticipate growth in shipments of our CNG fuel storage systems.
During the first quarter of 2013, we began implementing a plan to expand our annual tank manufacturing capacity from approximately 4,000 units at the beginning of 2013 to approximately 12,000 units, which we anticipate achieving during the first quarter of 2014. The expansion plan includes setting up state-of-the art manufacturing lines at a 60,000 sq. ft. building adjacent to our existing 30,000 sq. ft. factory in Lake Forest, California, adding equipment and streamlining our manufacturing process. As a result of our expectations for continued growth, we plan to continue to add manufacturing capacity over the course of 2014 to increase the annualized capacity to approximately 20,000 units by September 30, 2014.
Contract services revenue is derived primarily from services related to system development and application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. The higher overall contract services revenue in 2013 was mainly due to increased engineering services related to CNG fuel storage system integration and next generation storage technologies programs that more than offset the declining engineering activities associated with PHEV and hydrogen programs that were a primary focus in 2012. The increased CNG development activities in 2013 included $4.0 million of engineering services provided to ZHRO Solutions (ZHRO), an affiliate of Advanced Green Innovations, LLC, under arrangements beginning in 2013 to design, develop and validate a complete packaged CNG fuel storage and delivery system for use in the aftermarket for heavy and medium-duty diesel trucks that will be converted to run on a dedicated CNG injection/engine conversion system developed by ZHRO. In addition, we also recognized $1.8 million of contract services in 2013 associated with the development of the General Motors Impala CNG bi-fuel system. $4.9 million of the overall contract services revenue in 2013 was recognized in the fourth quarter, partially as a result of increased activities under the ZHRO program and partially as a result of an amendment to the contractual arrangements under the General Motors Impala program which removed certain contingencies and consequently accelerated revenue recognition of services provided to date under the passenger vehicle development program. We expect the overall level of contract services revenues to decline in 2014 compared to 2013 levels, primarily in the second half of the year, as we anticipate that certain programs that are currently under development will transition into production rollout phases.
Agility Fuel Systems, Advanced Green Innovations, LLC and its affiliates, Westport Fuel Systems and General Motors comprised 45%, 12%, 9%, 8%, respectively, of the total Fuel Storage & Vehicle Systems segment revenue in 2013. We expect our Fuel Storage & Vehicle Systems segment to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term.
The increase in cost of product sales in 2013 compared to 2012 is the result of and consistent with the higher product revenue recognized during those periods. We expect that the overall gross profit margin as a percentage of net product sales to increase in 2014 as a result of the anticipated increased throughput to absorb fixed manufacturing overheads, thus, reducing the costs per unit.
Our customer funded development activities are reported as costs of contract services. We generated overall higher margins on contract services revenues in 2013 compared to historical levels, in part as a result of contractual amendments with General Motors discussed above. We anticipate that overall contract services margins as a percentage of revenue will decline in 2014 over 2013 levels and be more in line with historical levels.
Our internally funded research and development efforts during 2013 related primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels to add to our existing product families. Included in our research and development efforts during 2012 were significant engineering activities related to our F-150 PHEV development program under which we were integrating our hybrid propulsion system into a Ford F-150 truck platform. The F-150 PHEV program represented $3.4 million of our internally funded development expenses in 2012 and only $0.1 million in 2013. We expect that our research and development expenses will increase slightly in 2014 compared to 2013 levels as a result of expanded activities to develop next generation storage vessels and advanced manufacturing processes applicable to high pressure natural gas storage technologies.

Selling, general and administrative expenses for the Fuel Storage & Vehicle Systems increased in 2013 as compared to 2012. These costs are generally fixed in nature; however, the increase in 2013 was due primarily to increased bad debt reserves related to Fisker Automotive receivables in the first quarter of 2013 and sales and marketing infrastructure that was enhanced over the course of the year.  We expect selling, general and administrative expenses for the Fuel Storage & Vehicle Systems segment during 2014 as a whole to be consistent with the levels recognized in 2013.
We expect results from operations of our Fuel Storage & Vehicles Systems segment to improve in 2014 as compared to 2013, primarily as a result of anticipated increased shipments of CNG storage tanks and systems. Further, we anticipate that this improvement will result in positive overall operating income for our combined continuing business segments in 2014.

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
Corporate expenses were lower in 2013 as compared to 2012 primarily due to the elimination of certain executive officer positions, lower wages and other cost reductions implemented over the respective periods. 2012 included a charge of approximately $1.0 million associated with separation agreements executed in connection with the resignations of our former President/Chief Executive Officer and our former Executive Chairman of the Board in May 2012 and a gain of $1.1 million associated with a partial reversal of a $1.7 million facility exit charge initially recognized in June 2011 upon commencement of a sublease arrangement on a facility in Lake Forest, California. The sublease was amended in October 2012 which allowed us to reoccupy the facility for the remaining term of the lease and necessitated a reversal of substantially all of the remaining balance of the facility exit obligation.
We anticipate that the level of Corporate expenses that we will recognize in 2014 will be at similar levels recognized in 2013.
Non-Reporting Segment Results
The following table provides non-reporting segment results:

	2013	2012	Change
Interest expense	$(4,877,122)	$(5,496,149)	$619,027
Fair value adjustments of derivative instruments, net	(8,421,268)	372,000	(8,793,268)
Impairment of investment in and advances to affiliates	—	(5,447,592)	5,447,592
Gain on modification of debt and derivative instruments	—	649,786	(649,786)
Equity in losses of affiliates, net	(5,998)	(771,427)	765,429
Other, net	23,355	(68,983)	92,338
Total	$(13,281,033)	$(10,762,365)	$(2,518,668)

Interest Expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of the debt securities. Included in 2013 and 2012 are non-cash interest costs of $3.3 million and $4.5 million, respectively. Non-cash interest costs in 2013 included $0.9 million associated with bridge notes and warrants sold to investors on January 24, 2013, $1.8 million associated with bridge notes and warrants sold to investors during June and July of 2012, and $0.2 million associated with convertible notes and warrants sold to investors on September 18, 2013. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013. We expect interest expense to decline in 2014 compared to the overall amount recognized in 2013 as a result of lower effective interest rates and anticipated lower balances on our outstanding debt obligations.
Fair Value Adjustments of Derivative Instruments. Derivative instruments during 2013 consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The net charges recognized during 2013 were primarily due to the increase in our closing share price that increased the fair value of the derivative instrument liabilities during 2013 ($2.72 at December 31, 2012, as compared to $7.80 at December 31, 2013). Another underlying variable that impacted the value of the derivative instruments during 2013 was the August 2, 2013 triggering of the anti-dilution price reset provision contained in the October 2006 Warrants. In connection with the reset, the exercise price for the October 2006 Warrants was reduced from $2.02 to $1.5142 and the number of shares underlying the October 2006 Warrants increased from 1,400,720 shares to 1,868,613 shares.
Impairment of Investment in and Advances to Affiliates. Our former affiliate, Asola, accounted for under the equity method, experienced recurring losses during 2012 and declining year-over-year revenues. These continuing trends along with insolvency proceedings of Asola and other indicators that emerged during 2012 indicated that a potential “other-than-

temporary” decline in value may have occurred and as a result, we recognized an impairment charge of $5.4 million in 2012, which represented the entire remaining carrying balance of our investment in and advances to Asola.
Gain on Modification of Debt and Derivative Instruments. We recognized gains of $0.6 million during 2012 in connection with the exchange of a portion of unsecured convertible notes for unsecured nonconvertible notes (referred to in the Notes to our Consolidated Financial Statements as the “June/ July 2012 Bridge Notes”). There were no substantial debt modifications executed in 2013.
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

Discontinued Operations
The following table provides the results of discontinued operations for Schneider Power and Quantum Solar:

			Change
	2013	2012	$	%
Schneider Power
Revenue:
Net product sales	$2,736,146	$1,604,296	$1,131,850	71%
Costs and expenses:
Cost of product sales	674,536	643,378	31,158	5%
Research and development	16,872	121,813	(104,941)	(86)%
Selling, general and administrative	998,959	949,044	49,915	5%
Impairment of long-lived operating assets	2,665,503	—	2,665,503	*
Loss on sale of assets	308,482	—	308,482	*
Amortization of intangible assets	—	105,874	(105,874)	(100)%
Total costs and expenses	4,664,352	1,820,109	2,844,243	156%
Operating loss	(1,928,206)	(215,813)	(1,712,393)	793%
Interest expense, net	(1,410,560)	(1,149,747)	(260,813)	23%
Other, net	227,846	(18,553)	246,399	*
Loss before income taxes	(3,110,920)	(1,384,113)	(1,726,807)	125%
Income tax benefit	85,892	415,411	(329,519)	(79)%
Net loss from discontinued operations held for sale	(3,025,028)	(968,702)	(2,056,326)	212%
Quantum Solar
Impairment of long-lived assets	—	(4,760,306)	4,760,306	*

Total loss from discontinued operations, net of taxes	$(3,025,028)	$(5,729,008)	$2,703,980	(47)%

* Percentage not meaningful.

Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
We have committed to a formal plan to sell the business operations and/or assets of the renewable energy segment and initiated steps to locate buyers. Schneider Power, an operator and developer of wind farms, represents the entire operations of our Renewable Energy business segment. To date, certain of the operations and assets have either been sold or are under definitive contractual arrangements for sale. We are also actively looking for buyers of the remaining operations and assets. As a result of our intent to sell the remaining assets of the business, the historical activities and balances of the Renewable Energy business segment are reported as discontinued operations held for sale in the accompanying consolidated financial information presented herein.
The results from the operations of the Renewable Energy segment, classified as discontinued operations held for sale, net of taxes, was a net loss of $3.0 million in 2013 as compared to a net loss of $1.0 million in 2012.
The net loss reported for discontinued operations held for sale includes the recognition of $2.7 million of revenue from energy sales in 2013 as compared to $1.6 million in 2012. Energy sales include activities of the 10.0 megawatt Zephyr Wind Farm (Zephyr), which Schneider Power acquired on April 20, 2012. Zephyr began generating revenues under its power purchase agreement beginning on its official commercial operation date of May 15, 2012. Included in operating expenses were total impairment charges of $2.7 million recognized in 2013, of which $1.8 million related to goodwill associated with Zephyr, $0.8 million related to intangible assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm. Also included in operating expenses in 2013 was a loss of $0.3 million associated with the closing of the sale of four development projects.
Interest expense on long-term project financing obligations was $1.4 million in 2013 as compared to $1.1 million in 2012, respectively.

Discontinued Operations-Disposal of Quantum Solar in 2012
Quantum Solar was established in 2008 with the intent to develop a solar panel distribution and manufacturing operation in Irvine, California. We own 85.0% of Quantum Solar and the remaining 15.0% was formerly owned by the majority shareholder of our former affiliate, Asola Solarpower GmbH (Asola). Due to changes in market conditions within the global solar industry that have occurred since the establishment of Quantum Solar, manufacturing operations never commenced for Quantum Solar. Due to these market conditions and other considerations, the asset groups associated with the planned manufacturing operations of Quantum Solar have been disposed of by abandonment and, as a result, the historical activities and asset balances are reported as discontinued operations.
In January 2013, Asola filed for insolvency under German law. As a result of the insolvency, we recorded an impairment charge of $9.7 million in the second half of 2012, of which $4.3 million related to the complete write-off of the carrying balance of our prepayments associated with a solar cell supply agreement between Quantum Solar and Asola as further discussed below.
Asola is a party to a long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement). Our majority-owned subsidiary, Quantum Solar Inc., which has a related arrangement under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide its share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a long standing dispute between Asola and the supplier under the Supply Agreement that was being litigated in Germany at the time Asola filed for insolvency. In light of the dispute and Asola's insolvency petition, Quantum Solar has not purchased, nor does it intend to purchase, any solar cells under its agreement with Asola and has not fully provided its share of the scheduled prepayments that were outlined under the Supply Agreement. In addition, Asola’s January 2013 insolvency filing along with the March 2013 announcement by the German counter party to the Supply Agreement that due to heavy losses it planned to sell or shut down all its solar cell related operations significantly decreases the likelihood that the prepayments made to date are recoverable. As a result of these considerations, we abandoned the prepayment assets and fully impaired the carrying value as noted above.

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
In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC’s Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. However, on September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical. In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC’s Clean Energy Business Financing Program, we recognized total impairment charges of $0.5 million in 2012 related to the abandonment of assets associated with the solar module manufacturing line.
Effective as of December 31, 2012, we (i) have abandoned and fully impaired all asset groups associated with Quantum Solar, (ii) do not believe that there will be any significant future cash flows associated with Quantum Solar and (iii) no longer have any significant continuing involvement in the operations of Quantum Solar or contracts associated with Quantum Solar. Accordingly, these asset groups are considered to be disposed of and as such, we have classified all historical activity and balances of these asset groups as discontinued operations on the accompanying consolidated financial statements. The total amount of losses associated with Quantum Solar and included as part of the loss from discontinued operations, net of taxes, on the accompanying statement of operations for the twelve months ended December 31, 2012 is $4.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending December 31, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
As a measure of liquidity, the current ratio of our continuing operations (ratio of current assets to current liabilities, excluding current derivative liabilities) was 1.38 at December 31, 2013 as compared to 0.54 at December 31, 2012. Working capital improved by $13.7 million during 2013, from a deficit of $7.8 million at December 31, 2012 to a positive $5.9 million at December 31, 2013. The increase during 2013 was primarily due to the significant amount of cash raised during the year and a reduction in the amount of our current debt obligations (those that are scheduled to mature within the next twelve months).
Our principal sources of liquidity as of December 31, 2013 consisted of: (i) cash and cash equivalents of $6.3 million, (ii) up to $1.0 million of potential availability under our line of credit, and (iii) restricted assets held in escrow of $0.3 million available for capital expenditures.
On February 20, 2014, we completed an underwritten public offering and received net proceeds of $15.3 million. In addition, from January 1, 2014 through March 7, 2014, we received approximately $3.9 million in proceeds from warrant exercises. Subsequent to December 31, 2013, we paid down the outstanding balance under a revolving line of credit that it has with a financial institution, which amounted to $3.8 million as of December 31, 2013, to zero. As of March 7, 2014, we had total cash and cash equivalents for our continuing operations of approximately $18 million.
We believe we have sufficient available capital through at least December 31, 2014 to cover our existing operations and obligations, and sufficient capital to fund the anticipated expansion of our tank manufacturing infrastructure over the course of 2014. We anticipate that we will require approximately $7 million in additional equipment and infrastructure costs to increase the annualized tank manufacturing capacity to approximately 20,000 units by September 30, 2014 and to relocate certain tank testing operations from a facility that we vacated on January 31, 2014 located in Irvine, California over to our Lake Forest, California campus. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.

Cash Flow Activities
Our cash flows are reported on a consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities decreased to $10.0 million in 2013 as compared to a net use of $12.5 million in 2012. The overall decrease in net cash used in the current year is primarily a result of improved results of operations before the effects of changes in working capital accounts. Specifically, cash used for operations before the effects of working capital declined to $5.9 million in 2013 as compared to cash used of $14.1 million in 2012. The cumulative impact of net changes in operating assets and liabilities, referred to in this report as a change in working capital, was an overall cash use of $4.1 million in 2013 as compared to an overall cash source of $1.7 million in 2012. The use of cash in 2013 for working capital purposes was primarily related to a higher level of accounts receivable in 2013.
Net cash used in investing activities decreased to $2.1 million in 2013 as compared to a net use of $4.9 million in 2012.  Net cash used during 2013 includes capital expenditures of $3.2 million for equipment purchases to expand our tank manufacturing capacity, partially offset by combined net cash proceeds of $1.1 million received in connection with Schneider Power's divestitures of the Providence Bay Wind Farm, the Trout Creek development project and three other development projects during 2013. Net cash used during 2012 included the use of $3.5 million in connection with Schneider Power's acquisition of the Zephyr Wind Farm and $1.4 million for capital expenditures.
Net cash provided by financing activities increased to $17.2 million in 2013 as compared to net cash provided of $15.6 million in 2012. Cash provided by financing activities in 2013 consisted principally of net proceeds of: (i) $10.4 million from the sale of convertible notes in September 2013, (ii) $6.0 million from warrant exercises, (iii) $4.1 million from the sale of common stock under at-the-market offerings we conducted, (iv) $2.7 million from the sale of common stock in connection with a registered direct offering in May 2013, (v) $1.5 million from borrowings under a capital equipment financing arrangement, (vi) $1.4 million from bridge notes issued in January 2013, and (vii) $0.8 million from advances under a line of credit with a financial institution. Cash used in financing activities in 2013 primarily related to repayments of $7.1 million of bridge notes issued in June/July 2012, $1.6 million of bridge notes issued in January 2013 and $0.8 million related to our equipment financing arrangement.
Cash provided during 2012 consisted principally of net proceeds of: (i) $14.5 million from an underwritten public offering transaction that closed in March 2012, (ii) $2.6 million from borrowings under a new secured line of credit with a financial institution, (iii) $2.8 million from bridge notes issued in June and July 2012, and (iv) $1.4 million from borrowings under capital equipment financing arrangement. Cash used during 2012 mainly related to repayments of long-term obligations and capital leases of $6.5 million, of which $3.8 million related to obligations referred to as the Unsecured “A” Convertible Notes paid in March 2012, $1.2 million related to obligations referred to as the August 2011 Bridge Term Notes paid in January 2012, $1.1 million related to a term note with our former senior lender that we refer to as the “Consent Fee Note” paid in April 2012.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since January 1, 2012, we have completed the following capital transactions:

•
In January 2012, we received net proceeds of $0.2 million and issued 55,312 shares of common stock and warrants in connection with the exercise of an over-allotment option held by our underwriter arising from an underwritten public offering transaction completed in December 2011.

•
In February and March of 2012, we issued 183,750 and 157,500 shares of our common stock, respectively, to our former senior lender in satisfaction of $1.3 million of principal demands made by our former senior lender under a debt obligation.

•
In March 2012, we completed an underwritten public offering and received net proceeds of $14.5 million from the sale and issuance of 4,706,250 shares of common stock. The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. In May and June 2012, investors exercised 58,750 and 108,750 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

•
In May 2012, we executed a two-year revolving asset based line of credit with a senior lender that provides us with the ability to draw up to $10,000,000 in working capital advances (subsequently amended to a maximum of

$5,000,000). The amount of advances that we can draw under the Line of Credit is dependent upon our levels of eligible accounts receivables and inventories.

•
In June and July of 2012, we sold a combined total of $7,100,000 of 12.0% unsecured subordinated nonconvertible promissory notes and warrants to accredited investors in a private placement transaction in exchange for combined gross cash proceeds of $3,350,000 and cancellation of a total of $3,750,000 of convertible notes that we refer to as the “Unsecured “B” Convertible Notes” that were scheduled to mature on various dates in October 2012 and November 2012. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2.78 million.

•
In November 2012, we entered into an equipment sale and leaseback financing arrangement that provides for a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of December 31, 2013, we had used $2,933,963 under the financing arrangement to acquire equipment and the remaining unused portion was being held in a restricted irrevocable escrow account.

•
In December 2012 and August 2013, we entered into two separate At The Market Offering Agreements (ATM) with a sales agent. Under the ATMs, we had the right to offer and sell, from time to time, shares of our common stock through the sales agent. During the period from the inception of the ATMs to the termination of the arrangements in May and September 2013, respectively, total proceeds from the sale of common stock under the ATMs, net of sales agent commissions and other transaction costs, were $4,228,981.

•
In January 2013, we received gross proceeds of $1,500,000 in connection with the issuance of $1,800,000 of unsecured 0% nonconvertible promissory notes and warrants to accredited investors in a private placement transaction. The net amount received by us, after deducting placement agent fees and transaction expenses, was $1,362,500. Although the contractual arrangement required the bridge notes to be repaid by September 1, 2013, we elected to repay the bridge notes in full on July 1, 2013; thus, triggering early repayment provisions in the contractual arrangement that reduced the principal amount due under the bridge notes by $175,000 and the avoidance of issuing an additional 125,000 of warrants to the investors that would have been required if the bridge notes were not repaid on or before July 1, 2013.

•
In May 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the warrant that we classified as a derivative instrument as of the transaction date. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. In August 2013, the investor exercised its warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor in cancellation of the warrant.

•
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. The net amount received by us, after deducting placement agent fees and transaction expenses, was $10,420,898. We used $7,286,740 of the proceeds to repay in full the outstanding principal and accrued interest due under the bridge notes issued in June and July 2012.

•	During 2013 and for the period from January 1, 2014 through March 7, 2014, we received cash proceeds of $5,965,763 and $3,864,478, respectively, from the exercise of outstanding warrants.

•
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15,300,000 from the sale and issuance of 2,357,500 shares of our common stock.

Debt
At December 31, 2013, we had approximately $17.4 million of principal and interest owing under our debt obligations related to our continuing operations and $22.0 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt related to our continuing operations includes $2.5 million owed to a finance company that is secured by specific equipment assets as more fully described below, $3.8 million owed to our senior secured lender, which is secured by substantially all of our assets used in continuing operations, and $11.0 million owed to convertible note holders that have a second lien position on substantially all of our assets used in continuing operations.
On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3.2 million to finance the acquisition of certain equipment to be employed in our continuing operations. At December 31, 2013, we had used a total of $2.9 million of the amount available to us to acquire equipment and the remaining $0.3 million available to us was being held in a restricted irrevocable escrow account.
The proceeds held in escrow are classified as restricted assets on the accompanying consolidated balance sheets with the cash balance specifically designated for future equipment purchases and available to us only upon meeting certain contractual requirements.
Our outstanding debt obligations are more fully described in Note 10 of the Notes to the Consolidated Financial Statements of this Annual Report.
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
Revenue recognition for product sales. We generally manufacture products based on specific orders from customers. Revenue is recognized on product sales upon shipment or when the earnings process is complete and collectability is reasonably assured, which for product sales is generally upon shipment from our warehouse or shipment from warehouses of certain component suppliers that we have contractual relationships with. We include the costs of shipping and handling, when incurred, in cost of goods sold. In certain circumstances, customers pay one price for multiple products and services. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units based on their relative selling prices. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values in accordance with Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605)-Multiple-Deliverable Revenue Arrangements.”
Revenue recognition for contract services. We generally recognize revenue and profit as work progresses on long-term, fixed price contracts for product application development using the percentage-of-completion method. Generally, we estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Our historical final contract costs have usually approximated the initial estimates and any unforeseen changes in the estimates have not normally resulted in a material impact to financial results. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. For energy sales, we recognize revenues based on the terms of a power purchase agreement which outlines long-term pricing and escalation for the power produced by the renewable energy farm.
Allowance for doubtful accounts. We conduct a major portion of our business with a limited number of customers. Credit is extended based upon an evaluation of each customer’s financial condition, with terms consistent with those present throughout the industry. Typically, we do not require collateral from customers. We have recorded an allowance for uncollectible accounts receivable based on past experience and certain circumstances surrounding the composition of total accounts receivable. To the extent we increase this allowance, we must include an expense in the statement of operations. If commercial conditions differ from management’s estimates, an additional write-off may be required.
Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Fuel Storage & Vehicle Systems segment provides product warranty on storage and fuel systems that are standard for the industry. For prototype components and systems that are not production intent, warranties are generally not provided. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As part of our estimate, we rely upon future planned design configurations and projected alternative usage of certain components estimated by our engineering teams. We also consider estimated demand for service and warranty parts based on historical information. If actual usage rates or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Equity method investments. We account for our ownership interests in our applicable affiliates under the equity method of accounting in accordance with Accounting Standards Codification (ASC) Topic No. 323 “Investments-Equity Method and Joint Ventures” (ASC 323) as a result of our ability to exercise significant influence over the operating and financial policies of these affiliates. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize our proportionate share of the entity’s net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded. We resume accounting for the investment under the equity method when the entity subsequently reports net income and our share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. Our foreign based affiliates have functional currencies other than the US Dollar. As such, translation adjustments may result from the process of translating our affiliates’ financial statements from their functional currency to US Dollars, which we account for in accordance with ASC Topic No. 830 “Foreign Currency Matters.”
Long-lived asset impairment. We periodically evaluate our long-lived assets for impairment, including intangible assets and goodwill relating to acquisitions. Goodwill is not amortized, but is evaluated periodically for any impairment in the carrying value. We review our long-lived assets, which include property and equipment, construction in process, intangible assets and goodwill, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; and a significant decline in our stock price for a sustained period. Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each reporting unit. We estimate these amounts by evaluating historical trends, the current state of the automotive and renewable energy industries and the economy, current budgets, and operating plans. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
Derivatives. We account for provisions contained within certain debt obligations and warrant contracts as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments on our consolidated statements of operations as other income or expense. The fair value adjustments can have a material impact on our financial condition and results of operations.
Debt modifications. We evaluate whether modifications to and restructuring of existing debt instruments result in substantial changes as defined by ASC Topic No. 470, “Debt” (ASC 470). Significant management judgment is required and we use the assistance of independent valuation consultants to estimate the fair value of the original and amended debt instruments as part of our evaluation. Different judgments could yield different results. If we determine that a substantial change has occurred with respect to the modifications, we treat the transaction as an extinguishment of the original debt and recognize a gain or loss on the debt retirement. If we determine that our lender has for economic or legal reasons related to our financial condition, granted us a concession that our lender would not otherwise consider, we treat the modifications as a troubled debt restructuring and analyze whether a gain should be recorded in connection with the concession.
Stock compensation. We account for stock compensation expense under ASC Topic No. 718 “Compensation-Stock Compensation” (ASC 718). ASC 718 requires all share-based payments, including grants of stock options and restricted stock, to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of ASC 718 but the fair values generated by the model may not be indicative of the actual fair values of our stock options as it does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical data trended into the future. The risk-free interest rate assumption is the Constant Maturity Treasury rate on government securities with a remaining term equal to the expected term of the option. The dividend yield assumption is based on our history and expectation of dividend payouts. The grant date fair value of our restricted stock is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of share-based compensation expense is reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.
Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of the net operating loss carry-forward that has resulted from our cumulative net operating loss. These temporary differences result in an overall net deferred tax asset or liability position. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we generally include an expense or benefit within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax liabilities and our deferred tax assets, including any valuation allowance recorded against our deferred tax assets. We have recorded a partial valuation allowance on our deferred tax assets due to uncertainties related to our ability to fully utilize these assets, primarily consisting of net operating losses and credits that may be carried forward before they expire, and that are subject to certain limitations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations.
Warrant classification. We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), January 24, 2013 and May 16, 2013. Although we mark to market all the warrants classified as liabilities each period, the fair values of the warrants issued on June 22, 2007, August 5, 2008, August 3, 2009 and September 4, 2009 were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on their relative fair values. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity. The classification as equity for certain of the warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of certain warrants is required in the future, the warrants would be treated as derivatives, reclassified as liabilities on the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.
OFF BALANCE SHEET ARRANGEMENTS
Warrants with Exercise Price Resets
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. Since the initial issuance of the warrants issued, we have completed capital raising transactions to date that have resulted in the reset of the exercise price to $1.5142.
The warrants issued on October 27, 2006 also contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. As a result of the exercise price resets, the number of shares underlying the October 2006 Warrants have been increased to date to 1,868,608. The remaining number of shares subject to the warrants issued on October 27, 2006, net of warrant exercises, is 372,770 as of December 31, 2013. Any resets to the exercise price of the warrants issued on October 27, 2006 prior to their expiration on April 27, 2014 will have an additional dilutive effect on our existing shareholders.

NEW ACCOUNTING STANDARD
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
Based on their evaluation as of December 31, 2013, the Chief Executive Officer and Chief Financial Officer of our company have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
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
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The scope of our assessment of and conclusion on the effectiveness of our internal controls over financial reporting included the internal controls of Schneider Power.
Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 14, 2014, we and Bridge Bank, National Association, entered into a Second Loan and Security Modification Agreement pursuant to which, among other things, (i) the maturity date for our revolving line of credit was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced from the bank's prime rate, plus 2.0% to the bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at Bridge Bank at least $1.5 million of cash and cash equivalents at all times through maturity was added.  A copy of the Second Loan and Security Modification Agreement is filed as Exhibit 10.63 to this Annual Report and is incorporated herein by reference, and the description of the terms thereof is qualified in its entirety by reference to such exhibit.

On March 13, 2014, Chandru Sharoff, age 54, was appointed to serve as our Corporate Controller.  From May 2012 through March 13, 2014, Mr. Sharoff served as our Director of International Accounting and as Director of Finance for our wholly-owned subsidiary, Schneider Power, Inc.  Prior to commencing employment with us in May 2012, Mr. Sharoff served as an outside consultant to our accounting and compliance groups for approximately six years. Prior to that, Mr. Sharoff worked at Jefferson Wells International for over seven years as a financial operations consultant.  Mr. Sharoff received a Bachelors of Commerce degree with an emphasis in accounting, audit and finance, from St. Xavier’s college in Calcutta,  India, and a Masters of Business Administration degree from Aspen University.  Mr. Sharoff is a certified public accountant in California (inactive status).

PART III

Items 10, 11, 12, 13 and 14
We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than April 30, 2014.

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

4.3	Warrant issued by the Registrant on May 16, 2013 (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 16, 2013).
4.4
Warrant issued by the Registrant on May 20, 2013 to Bridge Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2013).

4.5	Form of Convertible Note (incorporated herein by reference to Exhibit 4.1of the Registrant’s Current Report on Form 8-K filed on September 18, 2013).
4.6	Form of Warrant (incorporated herein by the reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on September 18, 2013)
4.7
Form of Warrant issued by the Registrant to certain accredited investors on July 25, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.8
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

4.10
One-year Warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.11
Seven-year Warrant, dated May 7, 2012, issued by the Registrant to Bridge Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.12
Warrant, dated May 7, 2012, issued by the Registration to Advanced Equities, Inc. (incorporated herein by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

4.13
Form of Warrant Agreement between the Registrant and Broadridge Corporate Issuer Solutions, Inc., and accompanying form of Series B Warrant and form of Series C Warrant (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012).

4.14
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

4.16	Form of Warrant issued to WB QT, LLC on November 2, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011).
4.17
Form of Warrant issued by the Registrant to certain accredited investors during the period October 17, 2011 through October 21, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2011).

4.18
Form of Warrant issued by the Registrant to certain accredited investors on September 29, 2011 and October 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2011).

4.19
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

4.21
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

4.23
Form of Retainer Warrant issued by the Registrant to its placement agent on June 15, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.24
Form of Concession Warrant issued by the Registrant to its placement agent on June 15, 2011 and June 21, 2011 (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011).

4.25
Form of Warrant issued by the Registrant to certain accredited investors on May 20, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2011).

4.26
Form of Form of Warrant issued by the Registrant to certain accredited investors on May 9, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2011).

4.27
Form of “A” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.28
Form of “B” Warrant issued by the Registrant to certain accredited investors on February 18, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2011).

4.29
Form of Warrant issued by the Registrant to certain accredited investors on January 18, 2011 (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2011).

4.30
Form of Warrant issued by the Registrant to WB QT, LLC on January 3, 2011 (incorporated herein by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2011).

4.31
Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

4.32
Form of Concession Warrant, dated July 22, 2010, issued by the Registrant to its placement agent in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2010).

4.33
Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010).

4.34
Form of Retainer Warrant issued by the Registrant to its placement agent in connection with a private placement transaction that was completed in July 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010).

4.35	Form of Warrant issued to certain accredited investors on September 4, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).
4.36
Form of Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.37	Form of Warrant issued to certain accredited investors on August 3, 2009 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 7, 2009).
4.38
Form of Retainer Warrant issued by the Registrant to its placement agent for services performed in connection with a private placement (incorporated herein by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 11, 2009).

4.39
Warrant, dated August 19, 2008, issued by Registrant to Capital Ventures International in a registered offering (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on August 21, 2008).

4.40
Form of “A” Warrant A issued to certain accredited investors in a private placement transaction that as completed in June 2007 (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.41
Form of “B” Warrant issued to certain accredited investors in a private placement transaction completed in June 2007 (incorporated herein by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2007).

4.42
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

10.6
Purchase of Contracts Rights Agreement, dated November 7, 2007, between the Registrant and asola Advanced and Automotive Solar Systems GmbH (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2007).

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

10.17
Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

10.18
Agreement and Amendment, dated February 10, 2012, between the Registrant and WB QT, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2012).

10.19
Letter Agreement between Schneider Power Providence Bay Inc. and Central 1 Credit Union dated March 29, 2012 (incorporated herein by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.20
Loan and Security Agreement, dated May 7, 2012, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.21
Letter Agreement, dated May 8, 2012, between the Registrant and Advanced Equities Securities, LLC (incorporated herein by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.22
Second Amending Agreement, dated April 19, 2012, between Schneider Power Inc. and Green Breeze Energy Inc. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.23
Limited Recourse Guaranty and Pledge Agreement, dated April 19, 2012, by and among Schneider Power Inc., Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.24
Guaranty, dated April 19, 2012, given by Registrant in favor of Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.25
Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.26
Letter Agreement, effective April 20, 2012, between the Registrant, Schneider Power Inc. and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.27
Separation Agreement, dated May 10, 2012, between the Registrant and Alan P. Niedzwiecki (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012).

10.28
Separation Agreement, dated May 10, 2012, between the Registrant and Dale L. Rasmussen (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2012).

10.29
Form of Subscription Agreement, dated June 22, 2012 and June 28, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.30
Form of bridge promissory note issued by the Registrant to certain accredited investors on June 22, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2012).

10.31
Form of Stock Option Award Agreement for stock options issued under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.32
Form of Restricted Stock Award Agreement for restricted stock awards granted under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.33
Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.34
Form of Promissory Note issued by the Registrant to certain accredited investors on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.35
Form of Subscription Agreement, dated July 25, 2012, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.36
Form of Promissory Note issued by the Registrant to certain accredited investors on July 25, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

10.37
Form of Mutual General Release and Waiver, dated October 8, 2012, by and among the Registrant, On-The-Edge Marketing, Brian Horowitz, Bam Enterprises, LLC and Bam Brokerage, Inc. (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.38
First Amendment to Sublease, dated October 8, 2012, by and among the Registrant, On-The-Edge Marketing, Brian Horowicz, Bam Enterprises, LLC and Bam Brokerage, Inc. (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.39
Sale and Purchase Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.40
Lease Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.41
At The Market Offering Agreement, dated December 28, 2012, between the Registrant and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2012).

10.42
Form Securities Purchase Agreement, dated January 24, 2013, between the Registrant and certain accredited investors, together with Pipefund General Terms and Conditions (incorporated herein by reference to Exhibits 10.1 and 10.2 of Registrant's Current Report on Form 8-K filed with the SEC on January 25, 2013).

10.43
Form of Bridge Promissory Note, together with Pipefund Standard Note Terms (incorporated herein by reference to Exhibits 10.3 and 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on January 25, 2013).

10.44
Master Amending Agreement, dated March 19, 2013, between Schneider Power Inc., its wholly-owned subsidiary, Zephyr Farms Limited, and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.45
Amended and Restated Credit Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.46
Debenture Delivery Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to the Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.47
Agreement of Purchase and Sale dated March 20, 2013, between Schneider Power Inc.,1604718 Ontario Ltd. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.48
Asset Purchase Agreement, dated March 20, 2013, between the Registrant, Schneider Power Providence Bay Inc. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.49
Form of Securities Purchase Agreement, dated May 16, 2013, between the Registrant and an accredited investor (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 16, 2013).

10.50
Loan and Security Modification Agreement, dated May 20, 2013, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2013).

10.51
Purchase Agreement, dated May 24, 2013, between Trout Creek Wind Power Inc., Quantum Fuel Systems Technologies Worldwide, Inc., Schneider Power Inc., Schneider Power Generation Inc., and Sierra Nevada Power (Ontario) LTD. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2013).

10.52
Agreement and First Amendment to Standard Industrial/Commercial Single - Tenant Lease Agreement, dated May 30, 2013 (incorporated herein by reference to Exhibit 10. 1 of Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2013).

10.53
Employment Agreement, dated June 24, 2013, between the Registrant and Brian Olson (incorporated herein by reference to Exhibit 10.1of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.54
Employment Agreement, dated June 24, 2013, between the Registrant and Bradley J. Timon (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.55
Employment Agreement, dated June 24, 2013, between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.56
Quantum Fuel Systems Technologies Worldwide, Inc. Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K Filed with the SEC on July 19, 2013).

10.57
At The Market Offering Agreement, dated August 19, 2013, between Registrant and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013).

10.58
Form of Convertible Note and Warrant Purchase Agreement dated September 15, 2013 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2013).

10.59
Form of Subordinated Security Agreement, dated September of 2013, between the Registrant and Kevin Douglas, as collateral agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form File 8-K filed with the SEC on September 18, 2013).

10.60*	Employment Agreement, dated September 2, 2013, between the Registration and Mark Arold.
10.61*	Third Amendment to Agreement in Support of Development Program and Access and Security Agreement, dated December 20, 2013, between the Registrant and General Motors Holdings, LLC.
10.62*	Schedule of Non-Employee Director Compensation
10.63*	Second Amendment to Loan and Security Agreement
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Haskell & White LLP
24.1	Power of Attorney (included in signature page of this registration statement)
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.

101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith
†	- Certain portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quantum Fuel Systems Technologies Worldwide, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2013 and December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years ended December 31, 2013 and December 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quantum Fuel Systems Technologies Worldwide, Inc. as of December 31, 2013 and December 31, 2012, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and December 31, 2012, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the years ended December 31, 2013 and December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HASKELL & WHITE LLP

Irvine, California
March 14, 2014

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$6,254,359	$1,435,658
Accounts receivable, net	8,418,559	3,500,299
Inventories, net	5,011,780	2,386,587
Prepaid and other current assets	1,629,668	1,937,970
Assets of discontinued operations held for sale	1,324,945	1,702,962
Total current assets	22,639,311	10,963,476
Property and equipment, net	5,091,959	3,209,643
Restricted assets held in escrow	316,038	1,778,052
Goodwill	12,400,000	12,400,000
Deposits and other assets	523,437	386,693
Assets of discontinued operations held for sale	25,033,797	32,523,496
Total assets	$66,004,542	$61,261,360
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,179,463	$4,194,498
Accrued payroll obligations	1,154,346	738,737
Deferred revenue	2,223,903	996,530
Accrued warranties	399,171	364,749
Derivative instruments	2,415,000	600,000
Other accrued liabilities	496,726	1,174,902
Debt obligations, current portion	3,946,582	9,578,723
Liabilities of discontinued operations held for sale	1,894,476	3,510,749
Total current liabilities	19,709,667	21,158,888
Debt obligations, net of current portion	7,794,289	2,481,827
Liabilities of discontinued operations held for sale	21,520,634	23,397,964
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued	—	—
Series B common stock, $.02 par value; 25,000 shares authorized; none and 12,499 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	250
Common stock, $.02 par value; 37,475,000 shares authorized; 18,885,878 shares issued, of which 18,875,253 are outstanding and 10,625 are held in treasury at December 31, 2013; 11,950,808 shares issued, of which 11,940,183 are outstanding and 10,625 are held in treasury at December 31, 2012	377,505	238,804
Additional paid-in-capital	492,360,165	466,363,910
Accumulated deficit	(475,502,703)	(452,458,137)
Accumulated other comprehensive income (loss) in discontinued operations	(255,015)	77,854
Total stockholders’ equity	16,979,952	14,222,681
Total liabilities and stockholders' equity	$66,004,542	$61,261,360

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012
Revenues	$31,903,690	$22,712,071
Cost of revenues	21,558,161	15,874,325
Gross margin	10,345,529	6,837,746
Operating expenses:
Research and development	5,996,414	9,441,447
Selling, general and administrative	11,086,020	11,814,812
Total operating expenses	17,082,434	21,256,259
Operating loss	(6,736,905)	(14,418,513)
Interest expense, net	(4,877,122)	(5,496,149)
Fair value adjustments of derivative instruments, net	(8,421,268)	372,000
Gain on modification of debt and derivative instruments	—	649,786
Impairment of investment in and advances to affiliates	—	(5,447,592)
Equity in losses of affiliates	(5,998)	(771,427)
Other, net	23,355	(68,983)
Loss from continuing operations before income taxes	(20,017,938)	(25,180,878)
Income tax expense	(1,600)	(4,000)
Loss from continuing operations	(20,019,538)	(25,184,878)
Loss from discontinued operations, net of taxes	(3,025,028)	(5,729,008)
Net loss attributable to stockholders	$(23,044,566)	$(30,913,886)

Per share data - Basic and diluted:
Loss from continuing operations	$(1.37)	$(2.34)
Loss from discontinued operations	(0.20)	(0.53)
Net loss attributable to stockholders	$(1.57)	$(2.87)

Weighted average shares outstanding:
Basic and diluted	14,642,320	10,783,844

Comprehensive loss:
Net loss attributable to stockholders	$(23,044,566)	$(30,913,886)
Foreign currency translation adjustments, net of tax	(340,996)	218,791
Reclassification of accumulated foreign currency translation in connection with asset impairments, net of tax	8,127	893,527
Other comprehensive income (loss)	(332,869)	1,112,318
Comprehensive loss attributable to stockholders	$(23,377,435)	$(29,801,568)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2012	12,499	$250	6,654,246	$133,085	$448,018,792	$(421,544,251)	$(1,034,464)	$25,573,412
Share-based compensation on stock option and restricted stock awards	—	—	15,625	313	398,731	—	—	399,044
Issuance of common stock and warrants to investors	—	—	4,761,562	95,231	14,427,047	—	—	14,522,278
Issuance of common stock in satisfaction of debt principal and interest	—	—	341,250	6,825	1,388,625	—	—	1,395,450
Issuance of common stock in connection with warrant exercises	—	—	167,500	3,350	566,150	—	—	569,500
Issuance of warrants in connection with debt issuances	—	—	—	—	1,040,565	—	—	1,040,565
Reclassification of financial instruments from liability to equity					524,000			524,000
Foreign currency translation	—	—	—	—	—	—	218,791	218,791
Reclassification of accumulated foreign currency translation in connection with asset impairments	—	—	—	—	—	—	893,527	893,527
Net loss	—	—	—	—	—	(30,913,886)	—	(30,913,886)
Balance at December 31, 2012	12,499	250	11,940,183	238,804	466,363,910	(452,458,137)	$77,854	14,222,681
Share-based compensation on stock option and restricted stock awards	—	—	126,250	2,525	437,368	—	—	439,893
Issuance of common stock and warrants to investors	—	—	3,185,846	63,717	5,198,594	—	—	5,262,311
Exchange of shares in connection with conversion provision	(12,499)	(250)	12,499	250	—	—	—	—
Issuance of common stock in connection with option and warrant exercises	—	—	2,858,695	57,174	13,030,721	—	—	13,087,895
Issuance of warrants in connection with debt issuances	—	—	—	—	2,946,876	—	—	2,946,876
Reclassification from debt to equity upon exercise and settlement of warrant exchange	—	—	751,780	15,035	1,781,042	—	—	1,796,077
Recognition of beneficial conversion feature in connection with debt issuances	—	—	—	—	2,601,654	—	—	2,601,654
Foreign currency translation adjustments	—	—	—	—	—	—	(340,996)	(340,996)
Reclassification of accumulated foreign currency translation in connection with asset impairments	—	—	—	—	—	—	8,127	8,127
Net loss	—	—	—	—	—	(23,044,566)	—	(23,044,566)
Balance at December 31, 2013	—	$—	18,875,253	$377,505	$492,360,165	$(475,502,703)	$(255,015)	$16,979,952

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,044,566)	$(30,913,886)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment	1,082,347	1,176,938
Amortization of intangible assets	—	105,874
Impairment of assets of discontinued operations held for sale	2,665,503	—
Impairment of assets of discontinued operations abandoned	—	4,760,306
Impairment of investment in and advances to affiliates	—	5,447,592
Share-based compensation charges	439,893	399,044
Fair value adjustments of derivative instruments	8,421,268	(372,000)
Gain on modification of debt and derivative instruments	—	(649,786)
Interest on debt obligations	3,115,202	5,752,561
Loss on sale of assets of discontinued operations	308,482	—
Equity in losses of affiliates	5,998	771,427
Provisions for bad debt	535,957	244,249
Facility exit obligation	—	(1,011,100)
Inventory obsolescence	517,397	349,649
Other non-cash items	3,730	(192,602)
Changes in operating assets and liabilities:
Accounts receivable	(5,335,060)	3,496,618
Inventories	(3,142,590)	(407,766)
Other assets	683,735	641,618
Accounts payable	2,700,877	(1,368,720)
Deferred revenue and other accrued liabilities	992,371	(700,145)
Net cash used in operating activities	(10,049,456)	(12,470,129)
Cash flows from investing activities:
Purchases and development of property and equipment	(3,194,554)	(1,405,211)
Proceeds from sale of discontinued operations, net of selling costs	1,108,499	—
Acquisiton of Zephyr Wind Farm, net of cash acquired	—	(3,511,727)
Other	1,300	—
Net cash used in investing activities	(2,084,755)	(4,916,938)
Cash flows from financing activities:
Proceeds from issuance of long-term debt and warrants	12,500,000	3,350,000
Proceeds from borrowings under line of credit	831,917	3,000,000
Debt and warrant issuance costs	(867,165)	(979,150)
Repayments of long-term debt	(8,741,060)	(6,335,634)
Borrowings on capital leases	1,462,014	1,471,948
Repayments on capital leases	(696,947)	(123,734)
Proceeds from issuance of common stock and warrants	7,506,907	16,151,417
Common stock and warrant issuance costs	(694,170)	(1,527,888)
Proceeds from exercise of warrants	5,965,692	569,500
Other	(27,289)	20,198
Net cash provided by financing activities	17,239,899	15,596,657
Net effect of exchange rate changes on cash	(87,445)	5,967
Net increase (decrease) in cash and cash equivalents	5,018,243	(1,784,443)
Cash and cash equivalents at beginning of period	2,013,738	3,798,181
Cash and cash equivalents at end of period	$7,031,981	$2,013,738
Cash and cash equivalents at end of period:
Continuing operations	$6,254,359	$1,435,658
Discontinued operations	777,622	578,080
Total	$7,031,981	$2,013,738

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2013	2012
Supplemental Cash Flow Information:
Cash paid for interest	$3,072,930	$1,062,109
Cash paid for income taxes	1,600	4,398

Supplemental Schedule of Non-cash Investing and Financing activities:
Exercise of warrants classified as derivative instruments:
Decrease in derivative instruments associated with warrants	$8,915,268	$—
Increase in common stock and additional paid-in-capital	(8,915,268)	—
Conversion of debt to equity:
Decrease in debt principal and interest	—	1,300,000
Increase in accumulated deficit	—	95,450
Increase in common stock and additional paid-in-capital	—	(1,395,450)
Recognition of debt discount in connection with long-term debt and warrants:
Decrease in debt obligations	5,875,000	—
Increase in additional paid-in-capital	(5,875,000)	—
Recognition of derivative liability in connection with issuance of common stock and warrants:
Decrease in additional paid-in-capital	1,604,000	—
Increase in derivative liabilities	(1,604,000)	—
Issuance of common shares and warrants in connection with debt modifications:
Decrease in prepaids and other current assets	—	(87,113)
Decrease in debt obligations	—	736,899
Decrease in accumulated deficit	—	(649,786)
Recognition of derivative liabilities in connection with debt issuance:
Decrease in debt obligations	705,000	—
Increase in derivative liabilities	(705,000)	—
Reclass of derivative instruments between liability and equity presentation:
Decrease in derivative instrument liability	—	524,000
Increase in additional paid-in-capital	—	(524,000)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1: Background and Basis of Presentation
We are a leader in the innovation, development and production of natural gas fuel storage systems and the integration of vehicle system technologies, including engine and vehicle control systems and drivetrains. We produce one of the most innovative, advanced and light-weight compressed natural gas (CNG) storage tanks in the world, and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive original equipment manufacturers (OEM) and aftermarket and OEM truck integrators. We also provide low emission and fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hydrogen fuel and storage systems, hybrid technologies and specialty vehicles, as well as hydrogen refueling systems and dispensers.
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
Fuel Storage & Vehicle Systems Segment
This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies.
We primarily manufacture and supply CNG storage and fuel systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. We also provide design, engineering development and packaging, production validation and system integration for transportation applications, including hydrogen fuel storage and hybrid technologies. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers.
Renewable Energy Segment
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning in January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects.
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 megawatt (MW) Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation.  We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power on April 20, 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of December 31, 2013.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The consolidated financial statements for the periods presented include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power). The consolidated results for 2012 also include the discontinued operations of Quantum Solar Energy, Inc. (Quantum Solar), a now defunct majority owned subsidiary.

Schneider Power is an independent power producer and holder of interests in certain renewable energy projects. Schneider Power's portfolio includes the 10.0 megawatt Zephyr operating wind farm located in Ontario, Canada. In August 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate a buyer. During 2013, we completed the sale of certain assets as further discussed in Note 3. We continue to actively seek one or more buyers for Schneider Power's remaining operations and assets. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Quantum Solar was established in 2008 with the intent to develop a solar panel distribution and manufacturing operation in Irvine, California. We currently own 85.0% of Quantum Solar and the remaining 15.0% was formerly owned by the majority shareholder of our former affiliate, Asola Solarpower GmbH (Asola). Due to changes in market conditions within the global solar industry that have occurred since the establishment of Quantum Solar, manufacturing operations never commenced for Quantum Solar. Due to these market conditions and other considerations, the asset groups associated with the planned manufacturing operations of Quantum Solar have been disposed of by abandonment and, as a result, the historical activities and asset balances are reported as discontinued operations (see Notes 7 and 8).
We also hold ownership interests in certain unconsolidated businesses that are accounted for either under the equity or cost methods of accounting which are discussed further in Note 7.

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
Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of our issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000, of which 25,000 shares were designated as Series B non-voting common stock. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The accompanying consolidated financial statements and footnotes have been retroactively adjusted to reflect the effects of the reverse stock split.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authorized Shares
At Special Meetings of Stockholders held on February 14, 2012, our stockholders authorized increases in the number of authorized shares of common stock from 12,500,000 to 37,500,000, respectively, of which 25,000 shares were designated as Series B common stock.
On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock. Pursuant to this amendment, our certificate of incorporation provides for 37,475,000 authorized shares of common stock, $0.02 par value per share.
Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending December 31, 2014. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of December 31, 2013 consisted of: (i) cash and cash equivalents of $6.3 million, (ii) up to $1.0 million of potential availability under our line of credit, and (iii) restricted assets held in escrow of $0.3 million available for capital expenditures. We also considered the $15.3 million in estimated net proceeds received from our February 2014 underwritten public offering and $3.9 million from the exercise of outstanding warrants in 2014 subsequent to the balance sheet date as principal sources of liquidity for purposes of our assessment.
We believe we have sufficient available capital through at least December 31, 2014 to cover our existing operations and obligations, and sufficient capital to fund the anticipated expansion of our tank manufacturing infrastructure over the course of 2014. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
Note 2: Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through December 31, 2014, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of assets held for sale, long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warehouse or shipment from warehouses of certain component suppliers that we have contractual relationships with. We include the costs of shipping and handling, when incurred, in cost of goods sold.
Contract services revenue is derived primarily from services related to system development and application engineering and qualification testing of our products and systems under funded contracts with OEMs and other customers. Contract services revenue is recognized principally by the percentage of completion method. For applicable contracts, we generally estimate percentage complete by determining cost incurred to date as a percentage of total estimated cost at completion. For certain other contracts, percentage complete is determined by measuring progress towards contract deliverables if it is determined that this methodology more closely tracks the realization of the earnings process. For contracts measured under the estimated cost approach, we believe we can generally make dependable estimates of the revenue and costs applicable to various stages of a contract. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Our estimates of contract costs are based on expectations of engineering development time and materials and other support costs. These estimates can change based on unforeseen technology and integration issues, but known risk factors and contract challenges are generally allowed for in the initial scope and cost estimate of the program. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We also recognize contract services revenue under certain other arrangements on a time and material basis.
In certain circumstances, customers pay one price for multiple products and services. Consideration from multiple element arrangements is allocated among the separate units of accounting based on the relative selling price method.
Revenues of our discontinued operations held for sale principally include energy generation sales associated with wind farm operations which are recognized at the time of generation and delivery to the purchasing utility providers as metered at the point of interconnection with the transmission systems. The rates paid by the respective purchasing utility providers are established in Power Purchase Agreements (PPA) executed between us and the utility providers.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Restricted Assets Held in Escrow
Restricted assets held in escrow represent cash deposits that are contractually restricted and held in escrow under a sale and leaseback arrangement. The cash deposits will only be released in connection with acquisition of capital equipment for our continuing business. We expect the remaining balance of the restricted assets to be released for equipment purchases during 2014.
Warranty Costs
We follow the policy of accruing an estimated liability for warranties at the time the warranted products are sold. Warranties are provided with terms similar to those offered by the OEM to its customers, which generally ranges from one to five years. Estimates are based primarily on future expectations.
Derivative Financial Instruments
We account for conversion features contained within certain of our debt instruments and exercise features of certain of our warrant contracts as derivative financial instruments as further discussed in Notes 11 and 12.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We account for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We recognize the tax effects of a position if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized.
Share-Based Compensation
We account for share-based compensation expense by recognizing the estimated fair value of stock options and restricted stock issued to our employees on a straight-line basis over the requisite vesting period as an expense, reduced for estimated forfeitures.
Segment Information
We classify our continuing business operations into two segments: Fuel Storage & Vehicles Systems and Corporate which are discussed further in Note 16. Our Renewable Energy business segment is classified as discontinued operations held for sale which is discussed further in Note 3.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income or loss attributable to stockholders, as these amounts are recorded directly as an adjustment to stockholders' equity. The change in our accumulated other comprehensive income (loss) for the periods presented is associated with activity resulting from the effects of currency translation.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2013 and 2012. See further discussion of fair value measurements in Note 11.

New Accounting Standard

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our financial statements.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Discontinued Operations Held for Sale —Schneider Power
Our Renewable Energy segment consists solely of the business operations of Schneider Power.

We have committed to a plan to sell the assets and operations of Schneider Power. During 2013, we completed the sale of certain assets as discussed below. We are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

Divestitures
In May 2013, we completed the sale of Schneider Power's 1.6 MW Providence Bay wind farm (Providence Bay) in exchange for Canadian Dollar (CAD) $403,373 in cash and the assumption of CAD $1,111,977 of bank debt and certain other project related liabilities. The sale of Providence Bay resulted in the recognition of a loss of CAD $55,012 related to the disposal.
In May 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project (Trout Creek), which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek, was completed in September 2013 for CAD $971,250 in cash and the assumption of CAD $236,709 of project related liabilities. The closing of the first phase of the sale of Trout Creek resulted in the recognition of a loss of CAD $165,297 related to the disposal. In connection with the closing of the first phase, we recorded an asset of CAD $907,558, representing the fair value of contingent consideration of CAD $1,143,750 that will be payable to Schneider Power if the Trout Creek project achieves commercial operation. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation.
In December 2013, we completed the sale of three development projects for CAD $75,000 in cash and an asset of CAD $125,904, representing the fair value of the contingent consideration that will be payable if any one or more of the three development projects reach commercial operation. The sale of the three development projects resulted in the recognition of a loss of CAD $105,220.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the results of Schneider Power, classified as discontinued operations, for the years ended December 31:

	2013	2012
Revenue:
Net product sales	$2,736,146	$1,604,296
Costs and expenses:
Cost of product sales (1)	674,536	643,378
Research and development	16,872	121,813
Selling, general and administrative	998,959	949,044
Impairment of long-lived operating assets (2)	2,665,503	—
Loss on sale of assets (3)	308,482	—
Amortization of intangible assets (1)	—	105,874
Total costs and expenses	4,664,352	1,820,109
Operating loss	(1,928,206)	(215,813)
Interest expense, net	(1,410,560)	(1,149,747)
Other, net (4)	227,846	(18,553)
Loss from discontinued operations before income taxes	(3,110,920)	(1,384,113)
Income tax benefit	85,892	415,411
Net loss from discontinued operations held for sale (5)	$(3,025,028)	$(968,702)

(1)
Depreciation and amortization was ceased in August 2012 on the date we committed to the plan to sell Schneider Power. Prior to the commitment date, $193,284 of depreciation expense was recognized in the statements of operations during 2012.

(2)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized impairment charges of $2.7 million during 2013, of which $1.8 million is related to goodwill, $0.8 million is related to intangible assets and $0.1 million is related to property and equipment.

(3)	Represents the loss recognized upon the sale of the Providence Bay wind farm and certain wind farm development projects.

(4)	Consists of a return of a development deposit received during 2013 associated with a wind farm development project that was abandoned in 2011.

(5)
Included as part of the loss from discontinued operations, net of taxes, for the year ended December 31, 2012 on the accompanying consolidated statement of operations are: (a) losses of discontinued operations of Schneider Power held for sale of $968,702 reflected in this table and (b) losses of discontinued operations of Quantum Solar associated with abandoned assets in the amount of $4,760,306 (Note 8).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows as follows for the year ended December 31:

	2013	2012
Current Assets:
Cash and cash equivalents	$777,622	$578,080
Accounts receivable, net	328,730	454,088
Prepaids and other current assets	218,593	670,794
Total current assets	$1,324,945	$1,702,962

Non-Current Assets:
Property and equipment, net (1)	$22,016,644	$25,959,563
Intangible asset, net (2)	1,577,672	3,924,327
Goodwill (3)	452,682	2,308,383
Deposits and other assets (4)	986,799	331,223
Total non-current assets	$25,033,797	$32,523,496

Current Liabilities:
Accounts payable	$291,730	$933,377
Accrued payroll obligations	—	33,390
Other accrued liabilities	344,919	316,314
Current portion of debt obligations (5)	1,257,827	2,227,668
Total current liabilities	$1,894,476	$3,510,749

Non-Current Liabilities:
Debt obligations, net of current portion (5)	$21,520,634	$23,251,117
Deferred income taxes	—	146,847
Total non-current liabilities	$21,520,634	$23,397,964

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Consists mainly of wind turbine assets of the 10 megawatt Zephyr Wind Farm acquired in April 2012 and the 1.6 megawatt Providence Bay Wind Farm acquired in April 2010 that was sold in May 2013. Accumulated depreciation of property and equipment at December 31, 2013 and December 31, 2012 was $156,186 and $332,336, respectively. Depreciation expense during the years ended December 31, 2013 and 2012 was zero and $193,284 respectively.

(2)
Consists of project assets acquired with our acquisition of Schneider Power in April 2010 associated with Schneider Power’s renewable energy portfolio and power purchase agreements associated with Schneider Power’s acquisition of the Zephyr Wind Farm in April 2012 and reflects impairments of $0.8 million recognized during 2013. The estimated useful lives for the intangible assets are 20 years; however, amortization was ceased in 2012 upon the classification of the operations as held for sale. Accumulated amortization of intangible assets at December 31, 2013 and 2012 was $791,101 and $797,890, respectively.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012 and reflects $1.8 million in impairment charges recognized during 2013.

(4)
Included in other non-current assets at December 31, 2013 is $1.0 million fair value of contingent consideration associated with the sale of the Trout Creek wind farm project and three development projects as further discussed above.

(5)	Consists of obligations to secured project lenders as follows:
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr Farms Limited (Zephyr) and its 10 MW wind farm (Zephyr Wind Farm) on April 20, 2012, Schneider Power assumed a credit facility owed to Samsung Heavy Industries Co. Ltd (Samsung) related to the project (the Samsung Debt). The Samsung Debt had a total principal and interest amount of CAD $23.2 million as of the date of the acquisition. Pursuant to the original terms of the Samsung Debt, Zephyr was required to make regularly scheduled semi-annual principal and interest payments, accruing at a rate of 6.5% per annum, for a period of ten years, as follows: (1) eighteen semi-annual payments of principal and interest in the approximate amount of CAD $1.05 million commencing six months following the date that the Zephyr wind farm achieved commercial operations (which event occurred in May 2012), (ii) a principal balloon payment in year five in the approximate amount of CAD $5.3 million and (iii) a final payment in year ten in the approximate amount of CAD $9.6 million.

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

As of December 31, 2013, the total amount of the Samsung Debt was CAD $24.2 million, which consisted of CAD $22.7 million of principal, CAD $0.9 million of unamortized premium and CAD $0.6 million of accrued interest. As of

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, the total amount of the Samsung Debt was CAD $24.2 million, which consisted of CAD $22.7 million of principal and CAD $1.5 million of accrued interest.

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

The conversion rate of one CAD to one US Dollar was 1.005 to 1.0 as of December 31, 2012 and 0.940 to 1.0 as of December 31, 2013.
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

Commitments of Discontinued Operations

At December 31, 2013, minimum future commitments under a noncancelable operating land lease for Zephyr aggregated $1,877,361, payable as follows: $93,971 in 2014, $94,600 in 2015, $94,914 in 2016, $94,914 in 2017, $95,553 in 2018 and $1,403,408 thereafter. Certain of these leases contain renewal options, which we have not considered in the amounts disclosed. Rental expense under the operating lease was $99,906 in 2013 and $71,787 in 2012.
At December 31, 2013, minimum payments under an operational and maintenance agreement for Zephyr Wind Farm aggregated $1,285,875, payable as follows: $311,984 in 2014, $318,223 in 2015, $324,588 in 2016 and $331,080 in 2017.

Note 4: Acquisition of Zephyr Wind Farm

On April 20, 2012, Schneider Power completed the acquisition of Zephyr Farms Limited, the owner of a 10 megawatt wind farm project located in Ontario, Canada (Zephyr Wind Farm). In connection with the acquisition, Schneider Power acquired 100% of Zephyr's outstanding shares in exchange for $1,981,741 in cash, assumed the Samsung Debt and assumed $2,652,531 of unpaid construction costs and other current liabilities.
Schneider Power used a total of $3,511,727 in net cash during 2012 to complete the purchase of Zephyr and satisfy capitalized construction obligations assumed in connection with the transaction. A summary of the cash used in investing activities related to the transaction is as follows:

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the results of Zephyr effective as of the acquisition date, which are included in discontinued operations on the consolidated financial statements (see Note 3).
During the fourth quarter of 2012, we finalized the allocation of the purchase price. The December 31, 2012 consolidated financial statements reflect the allocation of the $2.0 million purchase consideration to assets acquired and liabilities assumed based on final determinations of fair values as of the date of acquisition. The excess of the purchase price over the fair values of the net tangible and intangible assets and liabilities was recorded as goodwill and represented the anticipated synergies and other intangible value that the Zephyr Wind Farm would bring to the Renewable Energy segment.
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
Note 5: Accounts Receivable
Net accounts receivable of continuing operations consist of the following as of December 31:

	2013	2012
Customer accounts billed	$8,268,171	$3,042,332
Customer accounts unbilled	549,072	887,653
Allowance for doubtful accounts	(398,684)	(429,686)
Accounts receivable, net	$8,418,559	$3,500,299
We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

Note 6: Inventories
Inventories of continuing operations consist of the following as of December 31:

	2013	2012
Materials and parts	$6,495,599	$4,574,922
Work-in-process	1,146,589	—
Finished goods	1,246,753	1,171,429
	8,888,941	5,746,351
Less: Provision for obsolescence	(3,877,161)	(3,359,764)
Inventories, net	$5,011,780	$2,386,587

Note 7: Investments
Equity Method Investments

During the periods presented, we held ownership interests in certain unconsolidated businesses that we accounted for under the equity method of accounting. These interests included a 24.9% ownership interest in Asola Solar Power GmbH and its affiliate Asola Quantum Solarpower AG (referred to collectively as “Asola”) and a 25% ownership interest in Shigan Quantum Technologies PVT LTD (Shigan Quantum).
Asola
On January 4, 2008, we acquired a 24.9% ownership interest in Asola, a solar module manufacturer located in Erfurt, Germany. We accounted for our equity interest in Asola under the equity method of accounting.
Due to changing market conditions, Asola’s business prospects significantly declined in 2012. These continuing trends along with other indicators that emerged in 2012 indicated that a potential “other-than-temporary” decline in value may have occurred and, as a result, we performed an assessment of the recoverability of our prepayments to, our investments in and our advances to Asola. Our assessment as of December 31, 2012 also included analyses of events that occurred subsequent to the balance sheet date. In January 2013, Asola filed for insolvency under German law. As a result of the insolvency filing and our belief of a continuing decline in the prospects for Asola's business, we recorded impairment charges in 2012 that completely wrote-off the carrying balances of our investments in, advances and prepayments to Asola. The 2012 impairments also included the recognition of accumulated other comprehensive losses associated with foreign currency translation related to the Asola activities. Of the total $9.7 million of impairment charges reported in our consolidated statement of operations in connection with Asola in 2012, $5.4 million is due to impairment of investments in and advances to affiliates and $4.3 million is classified as a loss from discontinued operations of Quantum Solar as discussed further below and in Note 8.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded our initial investment in Asola at cost and adjusted the carrying amount of the investment to recognize advances we provided to Asola, the impacts of foreign currency translation, our share of the earnings or losses of Asola after the date of acquiring the ownership interest, and impairments. The activity and carrying balance of our investment in, advances and prepayments to Asola for the year ended December 31, 2012 was as follows:

	Investment In and Advances to Asola	Prepayments to Asola	Totals
Balance at January 1, 2012	$5,491,918	$3,887,040	$9,378,958
Equity in losses	(774,000)	—	(774,000)
Accrued interest on advances	93,712	—	93,712
Accumulated foreign currency translation	635,962	378,250	1,014,212
Impairment	(5,447,592)	(4,265,290)	(9,712,882)
Balance at December 31, 2012	$—	$—	$—
We have not recognized any activity in 2013 as we have no obligation to fund deficit balances of the business and as a result, the carrying amount of our investment remains at zero.

Asola Solar Cell Supply Agreement

Asola is a party to a long-term solar cell supply agreement dated November 1, 2007 (Supply Agreement). Our majority-owned subsidiary, Quantum Solar Energy Inc. (Quantum Solar), which has a related arrangement under a November 2007 agreement with Asola to purchase one-half of the solar cells and to provide its share of prepayments totaling 4.5 million euro to Asola in connection with the Supply Agreement. There is a long standing dispute between Asola and the supplier under the Supply Agreement that continues to be litigated in Germany. In light of the dispute, Quantum Solar has not purchased, nor does it intend to purchase, any solar cells under its agreement with Asola and has not fully provided its share of the scheduled prepayments that were outlined under the Supply Agreement. In addition, Asola’s January 2013 insolvency filing along with the March 2013 announcement by the German counter party to the Supply Agreement that due to heavy losses it planned to sell or shut down all its solar cell related operations significantly decreases the likelihood that the prepayments made to date are recoverable. As a result of these considerations, we abandoned the operating activities of Quantum Solar and fully disposed of the prepayment assets in 2012 as noted above.

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
Shigan Quantum
Our investment in Shigan Quantum was zero and $5,998 as of December 31, 2013 and 2012, respectively. Our equity in losses associated with Shigan Quantum during 2013 exceeded the carrying balance of our investment as of December 31, 2013 and we have no obligation to fund deficit balances of the business. Accordingly, we recognized losses during 2013 to the extent that the carrying balance was reduced to zero.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Fisker Automotive
We held a less than 1% ownership interest in Fisker Automotive, an original equipment manufacturer (OEM) of plug-in hybrid vehicles (PHEV), during the periods presented. We developed the Q-Drive™, PHEV system for Fisker Automotive’s Karma vehicle platform and provided Fisker Automotive with certain production level components parts and rights to our hybrid control software under a formal supply agreement during the period in which the Karma was under production in 2011 and 2012. Fisker Automotive's business prospects significantly declined in 2012 and it has been reported in the press that Fisker Automotive has not been in production since July 2012 and that it filed for protection under U.S. bankruptcy laws in November 2013. Our investment in Fisker Automotive, which we accounted for under the cost method, was zero as of December 31, 2013 and 2012.

Note 8: Long-lived Assets
Property and equipment
Property and equipment of continuing operations consists of the following as of December 31:

	2013	2012
Plant machinery and equipment	$13,232,440	$12,096,887
Information systems and office equipment	10,236,625	10,057,526
Leasehold improvements	5,396,408	5,396,409
Tooling, dies and molds	3,531,460	3,351,876
Automobiles and trucks	392,679	392,678
Property and equipment in service, gross	32,789,612	31,295,376
Less: Accumulated depreciation	(29,795,556)	(28,837,522)
Property and equipment in service, net	2,994,056	2,457,854
Construction in progress:
Plant equipment and other	2,097,903	751,789
Property and equipment, net	$5,091,959	$3,209,643

Total depreciation expense on property and equipment, including amortization of equipment held under capital leases, was $1,082,347 and $983,654 for the years ended December 31, 2013 and 2012, respectively.
Property and equipment at December 31, 2013 and December 31, 2012 includes $2,933,963 and $1,371,947 acquired under capital leases, respectively, of which the majority is included in plant machinery and equipment, information systems and construction in progress. Accumulated depreciation of property and equipment acquired under these capital leases was $399,709 at December 31, 2013 and $131,239 at December 31, 2012.
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Vehicle Systems business segment, was $12.4 million at both December 31, 2013 and 2012 and there was no goodwill activity associated with continuing operations during the years ended December 31, 2013 and 2012.
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of December 31, 2013.
Asset groups associated with Quantum Solar
In March 2011, we finalized a loan commitment of up to $4.4 million with the California Energy Commission (CEC) under the CEC's Clean Energy Business Financing Program. The potential loan proceeds were intended to be used by Quantum Solar to equip a full, vertically-integrated solar panel assembly facility in Irvine, California. However, on September 2, 2011, we submitted a withdrawal notice to the CEC pertaining to the loan commitment in connection with our determination that due to market conditions, the development of such a full scale solar panel assembly facility was no longer economical. In connection with our determination to suspend the proposed full-scale solar panel assembly facility in California and withdrawal from CEC's Clean Energy Business Financing Program, we recognized total impairment charges of $495,016 during 2012 related to the abandonment of assets associated with the solar module manufacturing line.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, due to these market conditions and other considerations during the fourth quarter of 2012, we abandoned and wrote off $4,265,290 in prepayments of assets (see Note 7) related to a cell supply agreement associated with Quantum Solar's anticipated manufacturing operation.
Effective as of December 31, 2012, we (i) have abandoned and fully impaired all asset groups associated with Quantum Solar, (ii) do not believe that there will be any significant future cash flows associated with Quantum Solar and (iii) no longer have any significant continuing involvement in the operations of Quantum Solar or contracts associated with Quantum Solar. Accordingly, these asset groups are considered to be disposed of and as such, we have classified all historical activity and balances of these asset groups as discontinued operations on the accompanying consolidated financial statements. The total amount of losses associated with Quantum Solar included as part of the loss from discontinued operations, net of taxes, on the accompanying statement of operations for the the year ended December 31, 2012 were $4,760,306.
Note 9: Warranties

Changes in our product warranty liability for continuing operations are as follows:

	Balance at Beginning of Year	Warranties Issued	Settlements Made (1)	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
Twelve months ended December 31, 2013	364,749	101,399	(66,977)	$—	$399,171
Twelve months ended December 31, 2012	317,954	200,156	(14,360)	(139,001)	364,749

(1)	Consists of material and labor costs incurred to repair or replace products under warranty contracts.
Note 10: Debt Obligations
Our debt obligations for continuing operations consist of the following as of December 31:

	2013	2012
Obligations to Secured Lenders
Line of Credit: $3,831,917 principal and $11,735 accrued interest at December 31, 2013; $3,000,000 principal and $9,188 accrued interest at December 31, 2012	$3,843,652	$3,009,188
Capital lease obligation: $2,449,163 principal and $23,724 accrued interest at December 31, 2013; $3,146,110 principal and $31,344 accrued interest at December 31, 2012	2,472,887	3,177,454
Convertible Notes: $11,000,000 principal, $62,944 accrued interest, net of unamortized discount of $5,671,145 at December 31, 2013	5,391,799	—
Obligations to Other Creditors:
June/ July 2012 Bridge Notes: $7,100,000 principal, $214,751 accrued interest less $1,504,353 debt discount at December 31, 2012	—	5,810,398
Other obligations	32,533	63,510
Debt obligations of continuing operations, current and non-current	11,740,871	12,060,550
Less: Current portion of long-term debt, net of unamortized discount	(3,946,582)	(9,578,723)
Debt obligations of continuing operations, non-current	$7,794,289	$2,481,827

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2012 and through the first quarter of 2013, we were not in compliance with the quarterly Performance to Plan covenant and as of March 31, 2013, we were also not in compliance with the asset coverage ratio covenant. On May 20, 2013, we and our senior secured lender entered into a Loan and Security Modification Agreement with the bank pursuant to which (i) the bank agreed to waive all covenant defaults through that date, (ii) the Performance to Plan financial covenant was deleted in its entirety, (iii) the definition of Borrowing Base was revised to allow for up to 50% of eligible inventory (subject to a cap of 40% of all outstanding advances) regardless of the asset coverage ratio, (iv) the facility fee due on the first anniversary date was reduced from $100,000 to $50,000, (v) the interest rate was subject to adjustment to the bank's prime rate, plus 2.5%, in the event our asset coverage ratio fell below 1.35 to 1.00 at the end of a month until the asset coverage ratio again achieved a ratio of at least 1.35 to 1.00, and (vi) the amount available to us under the revolving line of credit was reduced from $10.0 million to $5.0 million. In connection with the Loan and Security Modification Agreement, we paid the bank cash fees totaling $70,075 and issued warrants to purchase shares of our common stock to the bank with a fair value of $39,000 (see Note 13). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the remaining life of the credit facility. We determined that the modified terms were not substantially different from the original terms.

Based on our eligible levels of accounts receivable and inventories as of December 31, 2013, the maximum borrowing level under the facility was $5,000,000, of which we had advances outstanding of $3,831,917 and $180,000 was reserved for letters of credit and credit card services.

The bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under a capital lease arrangement.

The credit facility requires monthly interest payments on outstanding advances and was scheduled to expire on May 7, 2014 prior to a two-year extension that was executed on March 14, 2014 (see Note 19).
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of December 31, 2013, we had used a total of $2,933,963 of the amount available to us to acquire equipment and the remaining $316,038 available to us was being held in a restricted irrevocable escrow account. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During 2013, we made total payments of $1,342,146, of which $645,199 represented the implied interest cost. During 2012, we made total payments of $181,846, of which $77,955 represented the implied interest cost.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of December 31, 2013:

Twelve months ending December 31, 2014	$1,342,146
Twelve months ending December 31, 2015	1,810,301
Total minimum lease payments	3,152,447
Less: Amount representing interest	(703,284)
Present value of net minimum lease payments	2,449,163
Less: Current portion of the present value of minimum lease payments	(872,929)
Capital lease obligation, net of current portion	$1,576,234
Restricted assets held in escrow
In connection with the capital lease obligation, restricted assets of $316,038 and $1,778,052 as of December 31, 2013 and 2012, respectively, were included as part of our consolidated balance sheets which is designated for future property and equipment purchases. Restrictions on the cash will be removed as equipment is purchased.

Convertible Notes
On September 18, 2013, we received gross proceeds of $11,000,000 in connection with the closing of a private placement of 2.0% secured convertible promissory notes (the Convertible Notes) and warrants (the September 2013 Warrants) to purchase up to 3,411,235 shares of our common stock (see Note 12). Net proceeds from the transaction, after placement agent fees and other transaction costs, were $10,420,898.
The lead investor, who indirectly purchased $10,000,000 of the Convertible Notes, has the right to appoint one member to our board of directors for as long as the lead investor beneficially owns at least 5.0% of our common stock. Effective October 24, 2013, Mr. Timothy McGaw was appointed by the lead investor and currently serves on our board of directors. Certain of our executives and board of directors (Related Parties) also participated in the offering including W. Brian Olson, our Chief Executive Officer and Bradley Timon, our Chief Financial Officer.
At December 31, 2013, the total amount of principal and interest due to Related Parties under the Convertible Notes was $427,432, which consisted of $425,000 of principal and $2,432 of accrued interest.
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
In connection with the private placement, we filed a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the September 2013 Warrants which became effective on December 23, 2013. We agreed to pay the holders of the Convertible Notes liquidated damages not to exceed 12% of the gross proceeds received by us if, under certain circumstances, the registration statement is suspended in the future.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We incurred transaction costs of $579,103 in connection with the private placement transaction of which we allocated $268,252 to the Convertible Notes which is being amortized to interest expense over the scheduled life of the notes and $310,851 is allocated to the September 2013 Warrants issued to the investors of the Convertible Notes (see Note 12). In addition, we recorded a debt discount on the origination date of the Convertible Notes equal to the relative fair value of the warrants and beneficial conversion feature issued with the Convertible Notes of $5,875,000 that is being amortized to interest expense through the scheduled maturity date on September 17, 2018.
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
We incurred debt issuance costs of $0.6 million, of which a portion was deferred and was being amortized to interest expense over the term of the notes with the remaining amount attributed to the warrants and recognized as a reduction to additional paid-in-capital. In addition, we recorded a combined debt discount of $2.2 million on the origination dates of the June/ July 2012 Bridge Notes that was being amortized to interest expense over the term of the notes on the effective interest rate method.
On September 19, 2013, we repaid in full the $7,100,000 outstanding principal balance and $186,740 of accrued interest due under the June/July 2012 Bridge Notes. In connection with the repayment, the remaining unamortized balances of the deferred debt issuance costs of $34,686 and debt discount of $199,476 were immediately recognized as non-cash interest expense.
January 2013 Bridge Notes
On January 24, 2013, we entered into agreements with certain accredited investors for the sale and purchase of $1,800,000 of unsecured 0% nonconvertible promissory notes (the “January 2013 Bridge Notes”) and warrants to purchase shares of our common stock. The January 2013 Bridge Notes included a $300,000 original issue discount; provided, however, if the January 2013 Bridge Notes were repaid in full on or before July 1, 2013, then the total principal amount due under the January 2013 Bridge Notes would be reduced to $1,625,000, which, as a result, would lower the original issue discount to $125,000. At closing, we received gross proceeds of $1,500,000. Because of certain provisions contained in the warrants, we determined that the warrant contracts represent freestanding derivative instruments (see Notes 10 and 11) and allocated $705,000 of the proceeds to the derivative instruments, representing the fair value of the warrants on the transaction date. The remaining proceeds of $795,000 were allocated to the debt instruments on a residual basis. The difference between the face amount of the debt instruments of $1,800,000 and the proceeds allocated to the debt instruments resulted in an implied debt discount of $1,005,000 that was being amortized to interest expense on the effective interest rate method over the expected remaining life of the debt instruments until the notes were repaid in full on July 1, 2013.
In addition, we allocated total costs of $137,500 incurred in connection with the transaction between the derivative warrants for $64,625 and debt instruments for $72,875 on a relative fair value basis. The portion allocated to the derivative warrants was recognized immediately as interest expense and the portion allocated to the debt instruments was deferred and was being amortized to interest expense on the effective interest rate method over the expected life of the debt instruments.
The January 2013 Bridge Notes were originally set to mature on December 31, 2013; however, we had the right to prepay the notes, in whole or in part, at any time without penalty. On July 1, 2013, we repaid in full the remaining outstanding balance under the January 2013 Bridge Notes. The early repayment of the outstanding balance under the January 2013 Bridge Notes resulted in a savings of $175,000 as a result of the provision that decreased the original debt discount if an early repayment was received on or before July 1, 2013.
Consent Fee Term Note
Pursuant to the terms of our credit agreement with our former senior lender, we were required to obtain the former senior lender’s consent to our acquisition of Schneider Power. On November 24, 2009, our former senior lender agreed to give its

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consent to the acquisition in exchange for a fee of $3,000,000, which we paid by our delivery of a note that we referred to as the Consent Fee Term Note.
     As of January 1, 2012, the significant contractual terms of the Consent Fee Term Note were as follows: (i) interest at 6.0% per annum, (ii) scheduled maturity date of January 16, 2015, (iii) principal and interest payable on demand, (iv) we had the option to settle payment demands in cash or stock, subject to certain conditions, including that we could only exercise our right to use shares if (a) the volume weighted average price (VWAP) of our common stock for the three consecutive trading days prior to the date a payment demand was made was at least $8.00 per share and (b) that any shares issued to satisfy principal repayments must be listed on the NASDAQ Global Market, (v) we had the right to make prepayments under the note at any time, and (vi) when a demand for payment or a prepayment is made, the actual amount due with respect to such demand or prepayment would be subject to upward adjustment based on an agreed upon formula, which would have only increased the amount payable above the face value of the note (i.e. had “intrinsic value”) if our VWAP price was above $100.00 per share.
On February 10, 2012, we entered into an agreement with our former senior lender to amend the terms of the Consent Fee Term Note. The material amendments to the Consent Fee Term Note were as follows: (i) we could settle payment demands using shares of our common stock as long as the VWAP for the three trading days preceding a payment demand was at least $3.80 per share, (ii) after taking into account the $700,000 payment demand made by our former senior lender concurrently with the execution of the amendment (see February 10, 2012 payment demand described below), the aggregate amount of future payment demands that our former senior lender could have made prior to April 10, 2012 was limited to $600,000 (see March 7, 2012 payment demand described below), and (iii) with respect to the $700,000 and $600,000 payment demands described below, a deemed VWAP price of $3.8096 per share was used to determine the number of shares delivered in settlement of those payment demands.
We concluded that the modifications to the Consent Fee Term Note on February 10, 2012 were not substantial and did not represent an implied exchange of the existing note instrument with a new debt instrument.
Concurrent with the amendment to the Consent Fee Term Note on February 10, 2012, our former senior lender made a payment demand of $700,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 183,750 shares to the former senior lender on February 13, 2012 in settlement of the payment demand.
On March 7, 2012, our former senior lender made a payment demand of $600,000 on the Consent Fee Note. Pursuant to the terms of the amended note, we elected to settle the payment demand in shares and delivered 157,500 shares to the former senior lender on March 9, 2012.
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
August 2011 Bridge Term Notes
On August 23, 2011, we received gross proceeds of $1,150,000 for the sale of 15% senior secured subordinated promissory notes and warrants in a private placement transaction. On January 31, 2012, we repaid the $1,150,000 of principal outstanding and $75,708 of accrued interest outstanding under the notes. The repayment of the August 2011 Bridge Term Notes resulted in a non-cash interest charge of $52,631 recognized in 2012, of which $33,631 resulted from the amortization of the remaining unamortized discount and $19,000 from the amortization of the remaining debt issuance costs.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the holders exercised their conversion rights prior to the contractual maturity date. On March 20, 2012, we repaid the Unsecured “A” Convertible Notes in full and recognized $2,676,249 of non-cash interest expense during 2012 associated with amortization of the remaining debt discount that was allocated to the debt instruments at the time the notes were issued.
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
The significant terms of the Unsecured “B” Convertible Notes as of January 1, 2012 were as follows: (i) the notes were to mature one year from the respective dates of issuance, (ii) interest at 10.0% per annum, (iii) quarterly interest obligations payable in cash, (iv) holders had the right at any time prior to the maturity date to convert all or part of the outstanding principal amount due under the notes into shares of our common stock at fixed conversion prices ranging from $11.09 to $11.13 per share, (v) we had the right to prepay all or part of the notes at any time upon 30 days prior written notice, and (vi) the notes were subordinate to outstanding obligations under debt instruments held by our former senior lender.
During June and July 2012, certain holders of the Unsecured “B” Convertible Notes having an aggregate principal balance of $3,750,000 agreed to exchange their Unsecured “B” Convertible Notes and the warrants they received in connection with their purchase of the Unsecured “B” Convertible Notes for new unsecured and nonconvertible bridge notes having an aggregate principal balance of $3,750,000 that we refer to as the June/ July 2012 Bridge Notes. These holders also received exchange warrants with a combined fair value of $1,275,255.
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
Debt Covenants

We were in compliance with all existing covenants and other requirements of our debt instruments as of December 31, 2013.
Debt Maturities
The table below shows scheduled maturities of our long-term debt of our continuing operations for each of the following years until maturity:

	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$4,757,264	$(810,682)	$3,946,582
2015	1,591,808	(984,141)	607,667
2016	—	(1,198,904)	(1,198,904)
2017	—	(1,451,258)	(1,451,258)
2018	11,062,944	(1,226,160)	9,836,784
	$17,412,016	$(5,671,145)	$11,740,871

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Derivative Instruments and Fair Value Measurements
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
The derivatives and their respective fair values measured using Level 3 inputs are as follows as of December 31:

	2013	2012
Derivative instruments classified as current liabilities:
Warrant contracts issued on October 27, 2006	$2,344,000	$597,000
Warrant contracts issued on February 18, 2011	9,000	3,000
Warrant contracts issued on January 24, 2013	62,000	—
Total balance of derivative instruments	$2,415,000	$600,000

We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions for the warrants issued on October 27, 2006, we utilize the Monte Carlo model which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date

The exercise price reset provisions associated with the warrant contracts issued on September 29, 2011 and October 12, 2011 expired on September 29, 2012 and October 12, 2012, respectively. These warrants do not meet the criteria of derivative liabilities subsequent to the expiration of the applicable reset provisions and, as a result, the fair values of these warrant contracts on the dates the reset provisions expired, amounting to $263,000 and $261,000, respectively, were reclassified from derivative liabilities to additional paid-in-capital.

On August 2, 2013, the holder of the May 2013 Warrant exercised its cashless exchange right (see Note 12) and we settled the cashless exchange by issuing to the investor 751,780 registered shares of common stock. We determined the fair value of the cashless exchange based on the underlying shares issued in connection with the exchange and the closing price of our stock on the exercise date of the cashless exercise.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the fair value for the derivative instrument liabilities using
Level 3 inputs:

	October 2006 Warrants	September 2011 Warrants	October 2011 Warrants	February 2011 Warrants	January 2013 Warrants	May 2013 Warrants	Total
Balance at January 1, 2012	$882,000	269,000	274,000	$71,000	$—	$—	$1,496,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(285,000)	(6,000)	(13,000)	(68,000)	—	—	(372,000)
Reclassification of instruments to equity upon expiration of exercise reset provision	—	(263,000)	(261,000)	—	—	—	(524,000)
Balance at December 31, 2012	597,000	—	—	3,000	—	—	600,000
Origination of derivative instrument	—	—	—	—	705,000	1,604,000	2,309,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	7,144,514	—	—	6,000	1,078,000	192,754	8,421,268
Settlement associated with warrant exercises	(5,397,514)	—	—	—	(1,721,000)	(1,796,754)	(8,915,268)
Balance at December 31, 2013	$2,344,000	$—	$—	$9,000	$62,000	$—	$2,415,000

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	October 2006 Warrants	September 2011 Warrants	October 2011 Warrants	February 2011 Warrants	January 2013 Warrants
December 31, 2013
Annual volatility (1)	33.6%	*	*	40.6%	51.2%
Risk-free rate	0.09%	*	*	0.38%	1.75%
Dividend rate	—%	*	*	—%	—%
Closing price of Quantum stock	$7.80	*	*	$7.80	$7.80
Exercise price	$1.5142	*	*	$24.00	$2.84
December 31, 2012
Annual volatility (1)	52.9%	78.6%	78.9%	53.3%	*
Risk-free rate	0.21%	0.50%	0.51%	0.36%	*
Dividend rate	—%	—%	—%	—%	*
Closing price of Quantum stock	$2.72	$2.72	$2.72	$2.72	*
Exercise price	$3.32	$3.32	$3.32	$24.00	*

(1)	Annual volatility is based on the historical average of our identified per group for a period consistent with the remaining term of the contract.
* Not applicable

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12: Stockholders’ Equity
Authorized Shares
At December 31, 2013, our authorized shares of capital stock consisted of the following: (i) 37,500,000 shares of common stock, $0.02 par value, of which 25,000 were designated as Series B, and (ii) 20,000,000 shares of preferred stock, $0.001 par value.
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
Series B Common Stock
Shares of our Series B common stock were not entitled to vote on any matters voted on by stockholders except as otherwise specifically required by law. Holders of our Series B common stock were entitled to share ratably in all assets available for distribution to stockholders in the event of our liquidation or dissolution, subject to distribution of the preferential amount, if any, to be distributed to holders of our preferred stock.
Effective on December 31, 2013, General Motors Holdings, LLC, the only holder of our issued and outstanding Series B common stock, exchanged all of its 12,499 shares of Series B common stock for 12,499 shares of common stock, $0.02 par value per share pursuant to an automatic conversion provision contained in our certificate of incorporation. On February 26, 2014, we filed a Certificate of Retirement of Stock with the State of Delaware, which resulted in the retirement of our Series B common stock.
Preferred Stock
Our charter authorizes the board of directors, without any vote or action by the holders of our common stock, to issue up to 20,000,000 shares of preferred stock from time to time in one or more series. Our board of directors are authorized to determine the number of shares and designation of any series of preferred stock and the dividend rights, dividend rate, conversion rights and terms, voting rights (full or limited, if any), redemption rights and terms, liquidation preferences and sinking fund terms of any series of preferred stock. Issuances of preferred stock would be subject to the applicable rules of the NASDAQ Capital Market or other organizations on whose systems our stock may then be quoted or listed. Depending upon the terms of preferred stock established by our board of directors, any or all series of preferred stock could have preference over our common stock with respect to dividends and other distribution upon our potential liquidation. Issuance of any such shares with voting powers, or issuance of additional shares of our common stock, would dilute the voting power of our outstanding common stock. We have no present plans to issue any preferred stock.
Common Stock Issuances and Additional Paid-in Capital
In January 2012, we received net proceeds of $0.2 million and issued 55,312 shares of common stock and warrants in connection with the exercise of an over-allotment option held by our underwriter arising from an underwritten public offering transaction completed in December 2011.
In February and March of 2012, we issued 183,750 and 157,500 shares of our common stock, respectively, to our former senior lender in satisfaction of $1.3 million of principal demands made by our former senior lender under a debt obligation we refer to herein as the Consent Fee Term Note.
In March 2012, we completed an underwritten public offering and received net proceeds of $14.5 million from the sale and issuance of 4,706,250 shares of common stock. The investors also received Series “B” Warrants and Series “C” Warrants in connection with the transaction. In May and June 2012, investors exercised 58,750 and 108,750 of the Series “C” Warrants, respectively, which provided us with a combined total of $0.6 million in proceeds.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2012 and August 2013, we entered into two separate At The Market Offering Agreements (ATM) with a sales agent. Under the ATMs, we had the right to offer and sell, from time to time, shares of our common stock through the sales agent. During the period from the inception of the ATMs to the termination of the arrangements in May and September 2013, respectively, total proceeds from the sale of common stock under the ATMs, net of sales agent commissions and other transaction costs, were $4,228,981 and issued 1,959,078 shares of common stock. Sales agent commissions of 3.0% and other transaction costs during 2013 amounted to $277,926 in connection with the transactions. During the second and third quarters of 2013, we terminated the ATM agreements.
In May 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. We allocated $1,604,000 of the proceeds from the transaction to the May 2013 Warrant that we classified as a derivative instrument as of the transaction date. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. In August 2013, the investor exercised the May 2013 Warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor with a fair value of $1,796,754, which was reclassified from a derivative liability to equity on the exercise date (Note 11).
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. We recorded the fair value of the warrants and beneficial conversion feature, net of transaction costs, as equity in the amount of $2,946,876 and $2,601,654, respectively, with an equal combined amount recognized as a debt discount on the Convertible Notes.
During 2013 and for the period from January 1, 2014 through March 7, 2014, we received cash proceeds of $5,965,763 and $3,864,478, respectively, from the exercise of outstanding warrants.
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15,300,000 from the sale and issuance of 2,357,500 shares of common stock (Note 19).

Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2012	4,644,679
Issued - original number	10,148,474
Issued - additional number (1)	107,652
Exercised	(167,500)
Terminated	(363,660)
Expired (2)	(4,786,548)
Warrants outstanding at December 31, 2012	9,583,097
Issued - original number	4,560,189
Issued - additional number (1)	1,016,366
Exercised (3)	(4,053,005)
Expired	(253,900)
Warrants outstanding at December 31, 2013	10,852,747

(1)	Associated with reset provisions contained within the October 27, 2006 warrant contracts.

(2)
Represents the Series “C” Warrants issued in connection with the March 2012 Offering that expired in June 2012 and warrants issued in connection with the Unsecured “A” Convertible Notes that expired in September 2012.

(3)	Includes cash and cashless warrant exercises.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant Issuances in 2012
In connection with the exercise of an over-allotment option granted in connection with the December 2011 Offering, investors received warrants on January 19, 2012 to purchase up to 33,187 shares of our common stock at a fixed exercise price of $4.88 per share, which are currently exercisable and expire five years from the date of issuance.
In connection with the closing of the March 2012 Offering, investors received: (i) Series “B” Warrants to purchase up to 2,967,000 shares of our common stock at a fixed exercise price of $4.08 per share, which are currently exercisable and expire five years from the date of issuance and (ii) Series “C” Warrants to purchase up to 4,945,000 shares of our common stock at a fixed exercise price of $3.40 per share. For each Series “C” Warrant exercised, investors were to receive an additional 0.47 of a Series “B” Warrant. On May 3, 2012 and June 14, 2012, 58,750 and 108,750 Series “C” Warrants were exercised at $3.40 per share, respectively. In connection with the exercise, 27,612 and 51,112 Series “B” Warrants were issued, respectively. The remaining Series “C” Warrants expired in June 2012.
In connection with the Line of Credit executed on May 7, 2012, warrants to purchase shares of our common stock were issued as follows: (i) lender warrants to purchase up to 229,459 shares of our common stock at a fixed exercise price of $8.48 per share, which expired one year from the date of issuance without being exercised (ii) lender warrants to purchase up to 138,889 shares of our common stock at a fixed exercise price of $3.60 per share, which were scheduled to expire seven years from the date of issuance but were fully exercised in the fourth quarter of 2013 and (iii) placement agent warrants to purchase up to 50,000 shares of our common stock at a fixed exercise price of $3.60 per share, which expire seven years from the date of issuance.
In connection with the issuance of the June/ July 2012 Bridge Notes, the investors received warrants to purchase up to 1,187,257 and 518,956 shares of our common stock at a fixed exercise price of $3.40 and $3.56 per share, respectively, which are exercisable after six months from the date of issuance and expire five years from the date of issuance. In connection with this transaction, an aggregate of 363,660 warrants originally issued in October and November 2011 that had an exercise price of $10.56 per share and were set to expire five years from the date of issuance were cancelled.
January 2013 Warrants
On January 24, 2013, in connection with the issuance of the January 2013 Bridge Notes (see Note 10), each investor received a warrant entitling the investor to purchase shares of our common stock equal in number to 100% of the purchase price for such investor's bridge note divided by $4.00. The aggregate number of shares underlying the warrants is 375,000. Each warrant has a term of 5.5 years, cannot be exercised for a period of six months following the date of issuance and entitled the investor to purchase one share of our common stock at an exercise price of $4.00 per share (the Initial Exercise Price), subject to customary anti-dilution adjustments.
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
On July 1, 2013, we repaid in full the remaining outstanding balance under the January 2013 Bridge Notes. The early repayment allowed us to avoid issuing an additional 125,000 warrants that would have been contractually required if the notes were not repaid in full on or before July 1, 2013. As a result of the repayment, the exercise price of such Warrants was adjusted from $4.00 per share to $2.84 per share. No further adjustments to the exercise price of the Warrants are required to be made in the future other than adjustments pursuant to customary anti-dilution provisions. The 375,000 warrants held by the investors were exercised in full during the second half of 2013.
We also issued our placement agent a warrant to purchase 11,250 shares of our common stock, with terms substantially the same as the investor warrants described above, in partial consideration for the placement agent's services in connection with the transaction.
The investors and the placement agent had piggyback registration rights and accordingly, a resale registration statement was filed in June 2013 that was declared effective on July 5, 2013.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change, we account for the January 2013 warrant contracts as derivative instruments (see Note 11).
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
Based on the aforementioned contractual provisions, we considered the May 2013 Warrants to be a derivative instrument classified as a current liability, recorded at fair value and marked to market, with the changes in fair values being recognized in the respective period's statement of operations. On August 2, 2013, the fair value of the May 2013 Warrants was reclassified to additional paid-in-capital upon the exercise and settlement of the cashless exchange (Note 11).
May 2013 Line of Credit Warrants
In connection with the Loan and Security Modification Agreement on the Line of Credit executed on May 20, 2013, we issued warrants to our lender to purchase up to 25,000 shares of our common stock at a fixed exercise price of $2.48 per share, which are exercisable after six months and expire seven years from the date of issuance.
September 2013 Warrants
On September 18, 2013, in connection with the private placement of the Convertible Notes (see Note 10), the independent investors and Related Parties received warrants to purchase 3,279,440 and 131,795 shares, respectively. The warrants are not exercisable for six months following the date of issuance, have a term of 5.5 years and a fixed exercise price of $2.30 per share, subject to customary anti-dilution provisions.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant Classification
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and January 24, 2013 as further discussed below. Although we mark to market all the warrants classified as liabilities each period (see Note 11), the fair values of the warrants issued on June 22, 2007, August 25, 2008 August 3, 2009 and September 4, 2009 were zero for the periods reported. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our outstanding warrants as of December 31, 2013 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Reference
October 27, 2006	April 27, 2014	372,770	$1.51	(1) (2) (3)
June 22, 2007	December 22, 2014	64,392	$167.20	(3)
August 25, 2008	August 25, 2015	349,741	$154.40	(1) (2) (3)
August 3, 2009	August 3, 2014	7,985	$68.00	(4)
September 4, 2009	September 4, 2014	20,834	$68.00	(4)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80	*
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60	*
January 3, 2011	February 18, 2014	69,441	$36.00	*
January 12, 2011	January 12, 2014	32,969	$36.80	*
February 18, 2011	February 18, 2016	189,836	$26.28	*
February 18, 2011; Series "B"	February 18, 2016	98,481	$24.00	(3)
May 9, 2011	May 8, 2014	19,611	$11.68	*
May 20, 2011	May 19, 2014	22,576	$11.68	*
June 15, 2011	June 15, 2016	361,458	$15.40	*
June 15, 2011	June 15, 2018	11,250	$12.48	*
June 15, 2011	June 15, 2018	30,064	$15.40	*
June 20, 2011	June 20, 2016	14,269	$15.60	*
June 20, 2011	June 20, 2018	31	$15.60	*
July 6, 2011	July 6, 2016	104,929	$15.40	*
August 23, 2011	August 23, 2016	28,750	$15.40	*
September 29, 2011	September 29, 2016	4,782	$3.32	(4)
October 12, 2011	October 12, 2016	141,068	$3.32	(4)
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56	*
November 2, 2011	November 2, 2014	134,998	$8.48	*
December 21, 2011	December 21, 2016	1,329,980	$4.88	*
January 19, 2012	January 19, 2017	33,187	$4.88	*
March 20, 2012; Series "B"	March 20, 2017	1,311,000	$4.08	*
March 21, 2012; Series "B"	March 21, 2017	1,290,325	$4.08	*
May 3, 2012; Series "B"	May 3, 2017	27,612	$4.08	*
May 7, 2012	May 7, 2019	50,000	$3.60	*
June 14, 2012; Series "B"	June 14, 2017	51,112	$4.08	*
June 22, 2012	June 22, 2017	1,007,457	$3.40	*
June 28, 2012	June 28, 2017	56,682	$3.40	*
July 25, 2012	July 25, 2017	109,024	$3.56	*
January 24, 2013	July 25, 2018	11,250	$2.84	(3)
September 18, 2013	March 18, 2019	3,411,235	$2.30	*
December 31, 2013		10,852,747
* Warrant contract does not provide for an exercise price reset provision.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
The warrants issued on October 27, 2006 and August 25, 2008 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock. During 2013, we completed capital raising transactions that resulted in the reset of the exercise price to $1.5142 for the warrants issued on October 27, 2006. The warrants issued on August 25, 2008 were reset to the lowest price allowable under their contractual terms in calendar 2011 and as such, the reset provision is no longer applicable.

(2)
The warrants issued on October 27, 2006 and August 25, 2008 contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. The warrants issued on August 25, 2008 increased to the maximum allowed under the contract of 1,398,964 during the year ended April 30, 2011.

As a result of the exercise price resets during the year ended December 31, 2013, the number of shares subject to the warrants issued on October 27, 2006 increased to 1,868,608, of which 1,495,838 were exercised. Any resets to the exercise price of the warrants issued on October 27, 2006 prior to their expiration in April 2014 will have an additional dilutive effect on our existing shareholders.

(3)
The warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current liabilities, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period's statement of operations.

(4)
The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock, and the warrants issued on September 29, 2011 and October 12, 2011 contained contingent exercise price reset provisions related to subsequent equity sales. If an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives, recorded at fair value and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations. On September 29, 2012 and October 12, 2012, the exercise price reset provisions expired for the applicable warrants issued in 2011 and as a result, the warrants were no longer treated as derivative liabilities and the fair values of $263,000 and $261,000, respectively, were reclassified to additional paid-in-capital.

The fair values of the aforementioned derivative liabilities associated with warrant contracts on the dates of the consolidated balance sheets presented and a summary of the changes in the fair values of those derivative instruments during the periods presented on the consolidated statements of operations are disclosed in Note 11.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available
The number of undesignated shares available as of December 31, 2013 is as follows:

	Common Stock	Series B Common Stock	Preferred Stock
Shares Authorized	37,475,000	25,000	20,000,000
Less shares issued and outstanding at December 31, 2013	(18,875,253)	—
Less shares designated as of December 31, 2013 for issuance under:
Stock options (1)	(800,239)	—	—
Warrants outstanding	(10,852,747)	—	—
Conversion of principal under convertible notes	(4,617,187)	—	—
Undesignated shares available	2,329,574	25,000	20,000,000

(1) Includes all of the options outstanding plus 521,594 shares remaining that are available for issuance under the 2011 Plan.

Note 13: Share-Based Compensation
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
The 2011 Plan provides for an aggregate of 775,000 shares to be initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Plan increase annually beginning on January 1, 2013 by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors.
During 2013, the compensation committee of our board of directors granted 126,250 shares of restricted stock and stock options to purchase an aggregate of 142,375 shares to certain of our employees and executives. As of January 1, 2014, after including the effects of forfeitures and the evergreen provision, we had 646,594  shares available for issuance under the 2011 Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 16 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Year Ended December 31, 2013:
Cost of product sales	$24,603	$—	$24,603
Research and development	80,139	—	80,139
Selling, general and administrative	15,999	269,049	285,048
Total share-based compensation	$120,741	$269,049	$389,790
Year Ended December 31, 2012:
Cost of product sales	$28,482	$—	$28,482
Research and development	117,992	—	117,992
Selling, general and administrative	16,472	161,820	178,292
Total share-based compensation	$162,946	$161,820	$324,766

Shared-based compensation during the year ended December 31, 2012 includes a reduction of compensation reported in selling, general and administrative of $232,268 related to certain unvested restricted stock and outstanding stock option awards that were forfeited as a result of the discontinuance of employment of certain former employees in the second quarter of 2012.
As of December 31, 2013, there was $555,991 of unrecognized share-based compensation expense for stock options and restricted stock of which we expect to recognize $254,366 in 2014, $170,709 in 2015, $108,789 in 2016 and $22,127 in 2017.

Stock Options
Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	173,418	$24.96
Granted	142,375	$2.30
Forfeited	(22,910)	$11.47
Expired	(12,739)	$57.61
Exercised	(1,499)	$2.46
Options outstanding at December 31, 2013	278,645	$13.37	8.4	$1,195,735
Vested and expected to vest at December 31, 2013	278,478	$14.16	8.3	$1,195,018
Options exercisable at December 31, 2013	79,145	$42.50	6.2	$120,694
The aggregate intrinsic value in the table above is based on our closing stock price of $7.80 per share as of the last business day of the year ended December 31, 2013, and represents the amount that would have been received by the options had all options been exercised on that date.
Below is a summary of the estimated weighted average grant-date fair value along with a summary of the assumptions used in the fair value calculations for the 142,375 and 119,375 stock options granted under the 2011 Plan during the years ended December 31, 2013 and 2012, respectively. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected life of options granted is derived based on the historical life of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	October 24, 2013	August 19, 2013	June 11, 2012
Estimated grant-date fair value per option granted	$3.89	$1.45	$1.80
Number of options	2,500	139,875	119,375
Exercise price per option granted	$6.10	$2.23	$2.46
Dividend yield	—%	—%	—%
Expected life - years	5.8	5.8	5.8
Risk-free interest rate	2.63%	2.79%	1.60%
Expected volatility of common stock	71.1%	73.1%	89.7%
A summary of the options activity of our non-vested options and changes during the year ended December 31, 2013 are as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested outstanding at January 1, 2013	123,688	$6.76
Granted	142,375	$2.30
Vested	(36,650)	$42.50
Forfeited	(24,472)	$11.47
Nonvested outstanding at December 31, 2013	204,941	$2.89
We received cash for exercises of stock options during the year ended December 31, 2013 of $3,688. There were no stock option exercises during the year ended December 31, 2012.
The total fair value of options vested was $44,156 and $50,566 for the years ended December 31, 2013 and 2012, respectively.

Restricted Stock
We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as stock compensation expense ratably over the vesting period, typically three years.
Changes in outstanding restricted stock were as follows:

	Restricted Stock	Weighted Average Grade Date Fair Value
Nonvested at January 1, 2013	38,747	$47.24
Granted	126,250	$2.23
Vested	(14,997)	$47.20
Nonvested at December 31, 2013	150,000	$2.27
Vested and expected to vest at December 31, 2013	150,000	$2.27
The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2012 was $2.48.
            The total fair value of restricted stock vested during the years ended December 31, 2013 and 2012 was $35,843 and $913, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Income Taxes
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations for the year ended December 31:

	2013	2012
Income tax benefit at U.S. statutory rates	34.0%	34.0%
Impairment of investment in and advances to affiliates	—%	(12.0)%
Derivative instruments and fair value measurements	(14.3)%	1.3%
Share-based compensation	(0.4)%	(0.4)%
Other	—%	(1.0)%
Valuation allowance	(19.6)%	(21.8)%
Original issue discount	0.3%	—%
Effective tax rate	—%	0.1%

The following table presents the provision for income taxes for continuing operations on a separate tax return basis as of the year ended December 31:

	2013	2012
Current:
Federal	$—	$4,000
State and local	1,600	—
	1,600	4,000
Deferred:
Federal	68,981,592	(5,429,173)
State and local	5,758,375	119,791
	74,739,967	(5,309,382)
Less: Change in valuation allowance	(74,739,967)	5,309,382
Subtotal	—	—
Income tax expense	$1,600	$4,000

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities at December 31 were as follows:

	2013	2012
Deferred income tax assets:
Accrued compensation	$358,742	$236,329
Accrued warranty	103,816	76,782
Inventory	1,524,902	1,159,753
Share-based compensation	2,622,451	2,520,703
Other comprehensive income	295,793	400,746
Tax credits	764,575	764,575
Other	335,286	320,475
Net operating loss carry-forwards	11,753,569	90,111,897
	17,759,134	95,591,258
Less: Valuation allowance	(17,554,948)	(94,573,057)
Total deferred income tax assets	204,186	1,018,201
Deferred income tax liabilities:
Equipment and leasehold improvements	(204,186)	(424,123)
Intangible asset	—	(741,152)
Other	—	227
Net deferred tax liability	$—	$(146,847)
For our U.S. based businesses, we have a net deferred tax asset position primarily consisting of net operating loss carry forwards, a portion of which, are available to offset future taxable income. In accordance with GAAP, we have established a valuation allowance for our net deferred tax asset since it is unlikely that the asset will be fully realized based on our lack of earnings history and current evidence.
Our wholly-owned subsidiary held for sale, Schneider Power, based in Canada, had certain deferred tax liabilities which could not be offset by net operating loss carry forwards from the US businesses and represented the entire balance of the net deferred tax liability at December 31, 2012 which was included as a component of non-current liabilities of discontinued operations held for sale on the accompanying consolidated balance sheets. As of December 31, 2013, Schneider Power had a tax liability of $52,654 related to the sale of a wind farm operation in May 2013.
Undistributed earnings of Schneider Power at December 31, 2013, which are nominal, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
Loss from operations before income taxes for the years ended December 31, 2013 and 2012 attributable to domestic operations was $20.0 million and $25.2 million, respectively, and loss attributable to foreign operations was $3.0 million and $1.4 million, respectively.
The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss and credit carry forwards upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders of public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. A study was completed during 2013 to determine if an ownership change had occurred at any time between April 30, 2004 and December 31,2012. Such an event had occurred which limits the future use of our losses and resulted in the expiration of pre-2013 Federal and State net operating losses of $218 million and $123 million before utilization. We may also have incurred such an event or events during 2013; however, we have not completed a study for 2013 to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no additional amounts have been written off or are being presented as an uncertain tax position.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2013, after taking into consideration the expiration of net operating losses noted above, we had federal net operating loss carryforwards of approximately $30.0 million available to offset future federal taxable income that expire between the years 2031 and 2033 and we had state net operating loss carryforwards of approximately $30.0 million available to offset future state taxable income that expire between the years 2031 and 2033.
We have no unrecognized tax benefits for uncertain tax positions as defined under GAAP for any of the periods presented. To the extent applicable in the future, interest and penalties related to income tax liabilities will be included in pre-tax income as interest expense and tax penalties.
At December 31, 2013, our U.S. federal tax returns related to the years ended April 30, 2009 through April 30, 2011, the eight months ended December 31, 2011 and the years ended December 31, 2012 and December 31, 2013 remain open to examination by the tax authorities. However, we have consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred only to the extent that the net operating losses may be adjusted.

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
The following table sets forth the computation of basic and diluted loss per share as of the year ended December 31:

	2013	2012
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(20,019,538)	$(25,184,878)
Net loss from discontinued operations	(3,025,028)	(5,729,008)
Net loss attributable to stockholders	$(23,044,566)	$(30,913,886)
Denominator for basic and diluted loss per share data - weighted-average shares	14,642,320	10,783,844
Basic and diluted loss per share data:
Net loss from continuing operations	$(1.37)	$(2.34)
Net loss from discontinued operations	(0.20)	(0.53)
Net loss attributable to stockholders	$(1.57)	$(2.87)
For the periods presented above, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes, in addition to shares potentially issuable in satisfaction of term note obligations were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive as of the years ended December 31:

	2013	2012
Stock Options	278,645	173,418
Warrants	10,852,747	9,583,097
Convertible Notes	4,617,187	—
	15,748,579	9,756,515

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16: Business Segments and Geographic Information

Business Segments
We classify our business into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. Due to our plan to dispose of Schneider Power within the next 12 months, the Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is classified as discontinued operations (see Note 3).
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

This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive OEMs and aftermarket OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 psi. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas and hydrogen fuel storage systems, hybrid technologies and transportable refueling stations.

This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customer's CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies

We expense all research and development when incurred. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products for natural gas, hybrid, hydrogen fuel cell and other alternative fuel applications.

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

Activities of Quantum Solar were included as part of our Corporate segment until the assets were fully abandoned in 2012 and as a result, the historical activities and balances are now classified as part of discontinued operations on the accompanying consolidated financial statements.

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

In October 2012, we recognized a gain of $1.1 million associated with a partial reversal of a $1.7 million facility exit charge initially recognized in selling, general and administrative expenses during June 2011 upon commencement of a sublease arrangement on a facility in Lake Forest, California. The sublease was amended in October 2012 which allowed us to reoccupy the facility for the remaining term of the lease and necessitated a reversal of substantially all of the remaining balance of the facility exit obligation.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information
Our long-lived assets as of December 31, 2013 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on the Zephyr wind farm located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada.

Revenue for continuing operations by country is as follows (in thousands):

	Year Ended December 31,
	2013	2012
United States	$30,370	$14,209
Germany	1,148	5,727
Canada	226	336
India	141	349
Spain	10	12
Taiwan	9	12
Other	—	12
Total	$31,904	$22,712

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Years Ended December 31,
	2013	2012
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$22,943,639	$14,526,031
Contract services (1)	8,960,051	8,186,040
Total revenues	$31,903,690	$22,712,071
Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$16,261,662	$10,757,138
Cost of contract services	5,296,499	5,117,187
Total cost of revenues	$21,558,161	$15,874,325
Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$6,681,977	$3,768,893
Contract services	3,663,552	3,068,853
Total gross margin	$10,345,529	$6,837,746
Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$5,996,414	$9,441,447
Selling, general, and administrative	4,244,781	4,020,310
Total	$10,241,195	$13,461,757
Corporate
Selling, general, and administrative	6,841,239	7,794,502
Total	$17,082,434	$21,256,259
Operating Income (Loss)
Fuel Storage & Vehicle Systems	$104,334	$(6,624,011)
Corporate	(6,841,239)	(7,794,502)
Total operating loss	$(6,736,905)	$(14,418,513)
Capital Expenditures
Fuel Storage & Vehicle Systems	$2,963,301	$997,789
Corporate	4,554	109,110
Total capital expenditures	$2,967,855	$1,106,899
Depreciation
Fuel Storage & Vehicle Systems	$1,040,791	$947,931
Corporate	41,556	35,723
Total depreciation	$1,082,347	$983,654

(1)
In December 2013, we and General Motors amended certain contractual arrangements under a development program that, in part, removed certain gain contingencies and, consequently, positively impacted revenue recognition by $1.7 million for services provided through the date of the amendment under the program. In connection with the contractual amendments, we also immediately recognized $0.8 million of deferred engineering costs associated with the program.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by reporting segment are as follows as of December 31:

	2013	2012
Identifiable Assets
Fuel Storage & Vehicle Systems	$31,727,999	$22,488,400
Renewable Energy - Held for Sale	26,358,742	34,226,458
Corporate	7,917,801	4,546,502
	$66,004,542	$61,261,360
Note 17: Revenue and Purchase Concentrations
Agility Fuel Systems comprised 45%, and 26%, Advanced Green Innovations, LLC and its affiliates comprised 12%, and 0%, Westport Fuel Systems Inc. comprised 9%, and 9%, General Motors comprised 8% and 20%, and Fisker Automotive comprised 0% and 19% of the total consolidated revenue for continuing operations reported for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013 and December 31, 2012, Agility Fuel Systems comprised 38% and 14% and General Motors comprised 24% and 24% of our total outstanding accounts receivable for continuing operations, respectively.
For the years ended December 31, 2013 and 2012, purchases from one supplier constituted approximately 39%, and 13%, respectively, of net raw materials purchases of our continuing operations. For the years ended December 31, 2013 and 2012, ten suppliers accounted for approximately 77% and 75%, respectively, of net raw materials purchases of our continuing operations.
Note 18: Commitments and Contingencies
Commitments
At December 31, 2013, minimum future lease commitments under non-cancelable operating leases for facilities and equipment having lease terms in excess of one year are payable as follows:

Lease Commitments
2014	$2,045,938
2015	840,667
Total minimum lease payments	$2,886,605
Certain of these leases contain renewal options, which we have not considered in the amounts disclosed. Rental expenses under our operating leases for the years ended December 31, 2013 and 2012 was approximately $2.5 million and $2.6 million, respectively.

We leased a building located in Irvine, California that served as our corporate headquarters until October 2012. From January 1, 2012 through October 30, 2012, the facility in Irvine was leased from Cartwright, LLC and another unrelated party (collectively referred to as “Cartwright LLC”). The building was sold by Cartwright, LLC on October 30, 2012. Our former Chief Executive Officer and an irrevocable trust established by our former Chairman of the Board collectively owned 86.67% of Cartwright, LLC. The remaining 13.33% of Cartwright, LLC is owned by an unrelated party. During the period from January 1, 2012 through October 30, 2012, we made payments to Cartwright LLC of $1.0 million in connection with the lease.

Litigation
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

On June 6, 2013, Iroquois Master Fund Ltd (Iroquois) filed suit against us in the United States District Court for the Southern District of New York (the Complaint).  In the Complaint, Iroquois asserts that the registered direct offering we

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed on May 16, 2013 triggered the full-ratchet anti dilution reset provision contained in its October 2006 Warrant contract and, as a result, the exercise price of its October 2006 Warrant should have been adjusted downward and the number of shares underlying its October 2006 Warrant proportionately increased. Although we did adjust the exercise price and number of shares pursuant to the applicable provisions of the October 2006 Warrant, Iroquois is claiming that we are in breach of the warrant contract due to our refusal to honor the lower exercise price and higher number of shares claimed by Iroquois.
Two weeks after filing the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on July 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of its motion on August 7, 2013. On September 12, 2013, the Court denied Iroquois’ motion for partial summary judgment.  Trial is currently scheduled for May 19, 2014.
Iroquois is claiming that it is entitled to either (i) monetary damages (which Iroquois estimated to be approximately $4.1 million as of November 4, 2013) or (ii) in the alternative, either (a) specific performance in the form of delivery by us of 810,805 October 2006 Warrants exercisable at $0.932 per share with equitable modifications to the terms of the October 2006 Warrants to compensate Iroquois for the alleged delay in issuance, plus the return of approximately $0.5 million Iroquois claims it overpaid when it exercised its October 2006 Warrants, or (b) 852,220 shares of our common stock.  Iroquois is also seeking post-judgment interest at 9% per annum on any monetary award and recovery of its attorney’s fees if successful.
We believe that Iroquois' assertion that the May 16, 2013 registered direct offering triggered the reset provision contained in the October 2006 Warrant in the manner alleged by Iroquois is incorrect and, even if it were correct, Iroquois' calculation of the reset price was incorrect. Accordingly, we believe that all of the claims asserted by Iroquois in its Complaint are without merit.
While we intend to vigorously defend this lawsuit, we cannot predict the outcome. If Iroquois were to prevail on its claims, we could be required to pay damages in the form of cash, securities or a combination thereof. The amount of damages could be substantial, could result in a loss that would be material to our consolidated results of operations, and could have a material adverse effect on our business and liquidity. In addition, if we were to issue shares of our common stock or warrants with an exercise price below our market price, it will be dilutive to our stockholders and could cause downward pressure on our stock price.
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
Contributions attributable to us approximated $0.3 million for each of the years ended December 31, 2013 and 2012.

Note 19: Subsequent Events
February 2014 Public Offering
On February 20, 2014, we completed an underwritten public offering of 2,375,500 shares of common stock, $0.02 par value per share. The number of shares sold in the offering includes the underwriter’s full exercise of the over-allotment option to purchase an additional 307,500 shares of common stock. The proceeds we received, net of underwriting discounts and other offering expenses, were approximately $15.3 million.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amended Line of Credit
On February 19, 2014, we repaid in full the outstanding balance on the Line of Credit of $3.8 million. On March 14, 2014, we and Bridge Bank, National Association, entered into a Second Loan and Security Modification Agreement pursuant to which, among other things, (i) the maturity date for our revolving line of credit was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced from the bank's prime rate, plus 2.0% to the bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at Bridge Bank at least $1.5 million of cash and cash equivalents at all times through maturity was added.

Warrant exercises
During the period subsequent to the latest balance sheet date reported through March 7, 2014, the following warrants were exercised by the respective holders:

Original Warrant Issuance Date	Exercise Price	Warrants Exercised	Shares Issued (1)	Cash Proceeds
October 27, 2006	$1.5142	48,274	39,684	$—
October 12, 2011	$3.32	23,618	23,618	78,412
December 21, 2011	$4.88	395,904	395,904	1,932,012
March 21, 2012; Series "B"	$4.08	454,425	454,425	1,854,054
June 22, 2012 and June 28, 2012	$3.40	465,595	280,959	—
July 25, 2012	$3.56	74,136	42,057	—
Totals for period subsequent to balance sheet date		1,461,952	1,236,647	$3,864,478

(1)     Where the Shares Issued amount is less than the Warrants Exercised amount, the difference is due to a portion of these warrant exercises being exercised pursuant to a cashless exercise provision contained in the warrant contract.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts are as follows:

Account Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2013	$429,686	$535,957	$(566,959)	(a)	$398,684
Year ended December 31, 2012	209,974	244,249	(24,537)	(a)	429,686

Provision for obsolescence reserve:
Year ended December 31, 2013	3,359,764	517,397	—		3,877,161
Year ended December 31, 2012	3,010,115	349,649	—		3,359,764

Warranty reserve:
Year ended December 31, 2013	364,749	101,399	(66,977)	(b)	399,171
Year ended December 31, 2012	317,954	61,155	(14,360)	(b)	364,749
(a) Primarily relates to gross accounts receivable and specific allowances against those gross receivables being written-off during the period, net of recoveries.
(b) Consists of material and labor costs incurred to repair or replace products under warranty contracts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 14, 2014

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ BRADLEY J. TIMON
Bradley J. Timon, Chief Financial Officer and Treasurer [Authorized Signatory and Principal Financial Officer]
Power of Attorney
Each director and officer of the Company whose signature appears below hereby appoints W. Brian Olson and Bradley J. Timon, and each of them individually, as his or her true and lawful attorney-in-fact and agent to sign in his name and behalf, in any and all capacities stated below, and to file this Annual Report on Form 10-K, and any and all amendments thereto, with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. BRIAN OLSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
W. Brian Olson

/S/ BRADLEY J. TIMON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2014
Bradley J. Timon

/S/ CHANDRU SHAROFF	Controller	March 14, 2014
Chandru Sharoff

/S/ JONATHAN LUNDY	Chairman of the Board of Directors	March 14, 2014
Jonathan Lundy

/S/ BRIAN A. RUNKEL	Director	March 14, 2014
Brian A. Runkel

/S/ G. SCOTT SAMUELSEN	Director	March 14, 2014
G. Scott Samuelsen

/S/ CARL E. SHEFFER	Director	March 14, 2014
Carl E. Sheffer

/S/ PAUL GRUTZNER	Director	March 14, 2014
Paul Grutzner

/S/ TIMOTHY A. MCGAW	Director	March 14, 2014
Timothy A. McGaw