Form 10-Q
period 2014-03-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2014-05-14
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

As of May 9, 2014, the registrant had outstanding 23,043,749 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,417,373	$6,254,359
Accounts receivable, net	6,427,146	8,418,559
Inventories, net	5,391,473	5,011,780
Prepaid and other current assets	1,673,489	1,629,668
Assets of discontinued operations held for sale	1,141,176	1,324,945
Total current assets	31,050,657	22,639,311
Property and equipment, net	7,304,710	5,091,959
Goodwill	12,400,000	12,400,000
Deposits and other assets	640,716	839,475
Assets of discontinued operations held for sale	23,675,628	25,033,797
Total assets	$75,071,711	$66,004,542
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,593,580	$7,179,463
Accrued payroll obligations	1,070,689	1,154,346
Deferred revenue	1,619,624	2,223,903
Accrued warranties	376,296	399,171
Derivative instruments	2,767,000	2,415,000
Other accrued liabilities	409,330	496,726
Debt obligations, current portion	151,817	3,946,582
Liabilities of discontinued operations held for sale	1,375,971	1,894,476
Total current liabilities	12,364,307	19,709,667
Debt obligations, net of current portion	7,509,112	7,794,289
Liabilities of discontinued operations held for sale	20,407,760	21,520,634
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued	—	—
Series B common stock, $.02 par value; none authorized at March 31, 2014; 25,000 shares authorized and none issued at December 31, 2013	—	—
Common stock, $.02 par value; 37,475,000 shares authorized; 22,975,333 shares issued, of which 22,964,708 are outstanding and 10,625 are held in treasury at March 31, 2014; 18,885,878 shares issued, of which 18,875,253 are outstanding and 10,625 are held in treasury at December 31, 2013	459,294	377,505
Additional paid-in-capital	513,403,741	492,360,165
Accumulated deficit	(478,704,936)	(475,502,703)
Accumulated other comprehensive loss in discontinued operations	(367,567)	(255,015)
Total stockholders’ equity	34,790,532	16,979,952
Total liabilities and stockholders’ equity	$75,071,711	$66,004,542
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$7,954,873	$4,407,257
Cost of revenues	5,532,742	3,182,974
Gross margin	2,422,131	1,224,283
Operating expenses:
Research and development	1,500,221	1,775,402
Selling, general and administrative	2,555,455	3,328,607
Total operating expenses	4,055,676	5,104,009
Operating loss	(1,633,545)	(3,879,726)
Interest expense, net	(776,121)	(1,395,433)
Fair value adjustments of derivative instruments, net	(739,920)	87,000
Other, net	—	(5,998)
Loss from continuing operations before income taxes	(3,149,586)	(5,194,157)
Income tax expense	(1,600)	(1,600)
Loss from continuing operations	(3,151,186)	(5,195,757)
Loss from discontinued operations, net of taxes	(51,047)	(1,708,163)
Net loss attributable to stockholders	$(3,202,233)	$(6,903,920)
Per share data—basic and diluted:
Loss from continuing operations	$(0.16)	$(0.43)
Loss from discontinued operations	—	(0.14)
Net loss attributable to stockholders	$(0.16)	$(0.57)
Weighted average number of common shares outstanding:
Basic and diluted	20,144,062	12,089,151
Comprehensive loss:
Net loss attributable to stockholders	$(3,202,233)	$(6,903,920)
Foreign currency translation adjustments, net of tax	(112,552)	(155,791)
Comprehensive loss attributable to stockholders	$(3,314,785)	$(7,059,711)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,202,233)	$(6,903,920)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	329,259	254,602
Impairment of assets of discontinued operations held for sale	434,768	1,736,208
Share-based compensation charges	90,356	128,010
Fair value adjustments of derivative instruments	739,920	(87,000)
Interest on debt obligations	222,215	1,116,050
Other non-cash items	(4,353)	411,220
Changes in operating assets and liabilities:
Accounts receivable	2,060,381	(357,238)
Inventories	(442,337)	(200,706)
Other assets	(241,449)	239,191
Accounts payable	(2,676,299)	1,516,887
Deferred revenue and other accrued liabilities	(887,305)	27,182
Net cash used in operating activities	(3,577,077)	(2,119,514)
Cash flows from investing activities:
Purchases and development of property and equipment	(2,521,589)	(1,245,326)
Net cash used in investing activities	(2,521,589)	(1,245,326)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	16,620,375	1,397,004
Common stock and warrant issuance costs	(1,275,069)	(176,606)
Proceeds from exercise of warrants	4,841,024	—
Borrowings on capital lease arrangement	184,755	631,582
Payments on capital leases	(201,805)	(162,015)
Proceeds from issuance of debt and warrants	—	1,500,000
Debt and warrant issuance costs	—	(137,500)
Payments on debt obligations	(4,109,916)	(150,000)
Other	(28,511)	(8,012)
Net cash provided by financing activities	16,030,853	2,894,453
Net effect of exchange rate changes on cash	(31,419)	5,951
Net increase (decrease) in cash and cash equivalents	9,900,768	(464,436)
Cash and cash equivalents at beginning of period	7,031,981	2,013,738
Cash and cash equivalents at end of period	$16,932,749	$1,549,302
Cash and cash equivalents at end of period:
Continuing operations	$16,417,373	$1,516,799
Discontinued operations	515,376	32,503
Total cash and cash equivalents at the end of period	$16,932,749	$1,549,302
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

Note 1: Background and Basis of Presentation
Quantum Fuel Systems Technologies Worldwide, Inc. (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage systems and the integration of vehicle system technologies including engine and vehicle control systems and drivetrains.
We were formed as a Delaware corporation in October 2000, and became a publicly traded company on July 23, 2002. Our common stock trades on The NASDAQ Capital Market under the symbol “QTWW.” Our headquarters and principal operations are located in Lake Forest, California.
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is now classified as discontinued operations as discussed further below.

•
Fuel Storage & Vehicle Systems. Our Fuel Storage & Vehicle Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract services revenue is generated by providing engineering design and support to OEMs, entities specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning in January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date, we have completed the sale of certain assets of Schneider Power and are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 megawatt (MW) Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale (Note 2).

•
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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
We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs through March 31, 2015, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
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

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of March 31, 2014 consisted of consolidated cash and cash equivalents of $16.9 million and $5.0 million of availability under our line of credit.
We believe we have sufficient available capital through at least March 31, 2015 to cover our existing operations and obligations, and sufficient capital to fund the anticipated expansion of our tank manufacturing infrastructure. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
Note 2: Discontinued Operations
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power in April 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of March 31, 2014.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended
	March 31,
	2014	2013
Revenue	$898,458	$857,958
Costs and expenses:
Cost of sales	148,749	168,967
Selling, general and administrative	53,923	271,807
Research and development	—	16,872
Impairment of long-lived assets (1)	434,768	1,736,208
Total costs and expenses	637,440	2,193,854
Operating income (loss)	261,018	(1,335,896)
Interest expense, net	(312,549)	(372,267)
Other, net	484	—
Loss from discontinued operations, net of taxes	(51,047)	(1,708,163)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the first quarters of 2014 and 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized goodwill impairment charges of $0.4 million during the first quarter of 2014 and impairment charges of $1.7 million during the first quarter of 2013, of which $1.0 million is related to goodwill and $0.7 million is related to intangible assets.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$515,376	$777,622
Accounts receivable, net	314,619	328,730
Prepaid and other current assets	311,181	218,593
Total current assets	$1,141,176	$1,324,945
Non-Current Assets:
Property and equipment, net (1)	$21,203,183	$22,016,644
Intangible asset, net (2)	1,519,380	1,577,672
Goodwill (3)	2,300	452,682
Deposits and other assets (4)	950,765	986,799
Total non-current assets	$23,675,628	$25,033,797
Current Liabilities:
Accounts payable	$255,528	$291,730
Other accrued liabilities	243,304	344,919
Current portion of debt obligations (5)	877,139	1,257,827
Total current liabilities	$1,375,971	$1,894,476
Non-Current Liabilities:
Debt obligations, net of current portion (5)	$20,407,760	$21,520,634
Total non-current liabilities	$20,407,760	$21,520,634

(1)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm acquired in April 2012.

(2)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012.

(4)	Consists mainly of the fair value of contingent consideration associated with the sale of a wind farm project and three development projects.

(5)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr and its 10 MW wind farm in April 2012, Schneider Power assumed a CAD $22.7 million credit facility owed to Samsung Heavy Industries Co. Ltd. related to the project (Samsung Debt). The significant terms of the Samsung Debt, as amended, are as follows: (i) scheduled maturity of January 31, 2023, (ii) interest at 6.5% per year, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

As of March 31, 2014, the total amount of the Samsung Debt was CAD $23.5 million, which consisted of CAD $22.4 million of principal, CAD $0.9 million of unamortized premium and CAD $0.2 million of accrued interest.

The Zephyr term loan is secured by substantially all of Zephyr's assets and a pledge of all of the shares of Zephyr Farms Limited.

The conversion rate of one CAD to one US Dollar was 0.905 to 1.0 as of March 31, 2014 and 0.940 to 1.0 as of December 31, 2013.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	March 31, 2014	December 31, 2013
Customer accounts billed	$4,625,312	$8,268,171
Customer accounts unbilled	2,134,521	549,072
Allowance for doubtful accounts	(332,687)	(398,684)
Accounts receivable, net	$6,427,146	$8,418,559

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	March 31, 2014	December 31, 2013
Materials and parts	$6,480,554	$6,495,599
Work-in-process	246,716	1,146,589
Finished goods	2,601,725	1,246,753
	9,328,995	8,888,941
Less: Provision for obsolescence	(3,937,522)	(3,877,161)
Inventories, net	$5,391,473	$5,011,780
Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the three months ended March 31, 2014 are as follows:

	Balance at December 31, 2013	Additions	Transfers	Depreciation	Balance at March 31, 2014
Property and equipment in service, gross	$32,789,612	$—	$1,054,654	$—	$33,844,266
Accumulated depreciation	(29,795,556)	—	—	(329,259)	(30,124,815)
Construction in progress:
Plant equipment and other	2,097,903	2,542,010	(1,054,654)	—	3,585,259
Total property and equipment, net	$5,091,959	$2,542,010	$—	$(329,259)	$7,304,710
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Vehicle Systems business segment, was $12.4 million at both March 31, 2014 and December 31, 2013.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of March 31, 2014.

Note 6: Warranties
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2014	$399,171
Settlements made during the period	(22,875)
Balance at March 31, 2014	$376,296

Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	March 31, 2014	December 31, 2013
Obligations to Secured Lenders:
Convertible Notes: $10,475,000 principal, $112,896 accrued interest, net of unamortized discount of $5,224,373 at March 31, 2014; $11,000,000 principal, $62,944 accrued interest, net of unamortized discount of $5,671,145 at December 31, 2013	$5,363,523	$5,391,799
Capital lease obligation: $2,247,358 principal and $21,713 accrued interest at March 31, 2014; $2,449,163 principal and $23,724 accrued interest at December 31, 2013	2,269,071	2,472,887
Line of Credit: $3,831,917 principal and $11,735 accrued interest at December 31, 2013	—	3,843,652
Obligations to Other Creditors:
Other obligations	28,335	32,533
Debt obligations of continuing operations, current and non-current	7,660,929	11,740,871
Less: Current portion of long-term debt, net of unamortized discount	(151,817)	(3,946,582)
Debt obligations of continuing operations, non-current	$7,509,112	$7,794,289

Convertible Notes
On September 18, 2013, we received gross proceeds of $11,000,000 in connection with the closing of a private placement of 2.0% secured convertible promissory notes (Convertible Notes) and warrants to purchase up to 3,411,235 shares of our common stock (September 2013 Warrants). Net proceeds from the transaction, after placement agent fees and other transaction costs, were $10,420,898.
The lead investor, who indirectly purchased $10,000,000 of the Convertible Notes, has the right to appoint one member to our board of directors for as long as the lead investor beneficially owns at least 5.0% of our common stock. Effective October 24, 2013, Mr. Timothy McGaw, who also participated in the offering and purchased $50,000 of the Convertible Notes, was appointed by the lead investor and currently serves on our board of directors. Certain of our executives and board of directors (Related Parties) also participated in the offering, including W. Brian Olson, our Chief Executive Officer and Bradley Timon, our Chief Financial Officer.
The significant terms of the Convertible Notes are as follows: (i) scheduled maturity date of September 17, 2018, provided, however, during the 30-day period beginning on September 18, 2016, and upon notice provided by the holders of a majority of the outstanding principal amount of the Convertible Notes, the holders have the option to require us to redeem the principal and interest then outstanding under the Convertible Notes within 90 days thereafter, (ii) accrues interest at 2.0% per annum, payable upon the earlier of conversion or maturity, (iii) the outstanding principal under the Convertible Notes is convertible into shares of our common stock at a fixed conversion price of $2.3824 per share, subject to customary anti-dilution provisions, at any time until maturity at the option of the Convertible Note holders, (iv) we have the right to pay the accrued interest in cash or stock (if we elect to pay in stock, then the number of shares to be issued in payment of the interest will be based on the conversion price), and (v) the Convertible Notes are subject to redemption in connection with a change in control transaction.
Our obligations under the Convertible Notes are secured by a second lien on substantially all of the operating assets used in our continuing operations and provide for an event of default if our common stock is not listed on NASDAQ or another national securities exchange as well as other customary events of default.
In connection with the private placement, we filed a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the September 2013 Warrants, which became effective on December 23, 2013. We agreed to pay the holders of the Convertible Notes liquidated damages not to exceed 12% of the gross proceeds received by us if, under certain circumstances, the registration statement is suspended in the future.
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
During the first quarter of 2014, certain of the holders of the Convertible Notes converted $525,000 of outstanding principal. As a result, these holders received a combined total of 220,364 shares of our common stock in satisfaction of the principal portion converted. We elected to pay the $3,361 of accrued interest related to the converted principal in cash.
At March 31, 2014, the total amount of principal and interest due to Related Parties, including Mr. McGaw, under the Convertible Notes was $480,093, which consisted of $475,000 of principal and $5,093 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. As of March 31, 2014, we had used a total of $3,118,717 of the amount available to us to acquire equipment, and the remaining $131,283 available to us was being held in a restricted irrevocable escrow account, which is included as "Deposits and other assets" in the accompanying condensed consolidated balance sheets. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first quarter of 2014, we made total payments of $335,537, of which $133,731 represented the implied interest cost.
We have the option to prepay the present value of the remaining scheduled lease obligations at any time in a lump sum. The discount rate used to calculate the lump sum will depend on the timing of the prepayment as follows: (i) 18.0% if the prepayment is made prior to November 7, 2014, and (ii) 23.0% if the prepayment is made on or after November 7, 2014.
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

The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of March 31, 2014:

Nine months ending December 31, 2014	$1,006,609
Twelve months ending December 31, 2015	1,810,301
Total minimum lease payments	2,816,910
Less: Amount representing interest	(569,552)
Total present value of net minimum lease payments	2,247,358
Less: Current portion of the present value of minimum lease payments	(922,767)
Capital lease obligation, net of current portion	$1,324,591
Line of Credit
At December 31, 2013, the significant terms of our $5.0 million revolving line of credit (Line of Credit) with Bridge Bank, National Association (Bank) consisted of the following: (i) scheduled maturity date of May 7, 2014 , (ii) variable interest rate at the greater of 5.25% or the bank’s prime rate, plus 2.00%, (iii) annual facility fee of $50,000, and (iv) maximum borrowing capacity dependent upon our levels of eligible accounts receivables and inventories and our compliance with a financial covenant that we were required to meet in order to continue to have the ability to draw down under the Line of Credit. This covenant consisted of a minimum asset coverage ratio of 1.35 to 1.00 of unrestricted cash balances maintained at the bank plus eligible accounts receivables above the level of advances outstanding. The interest rate was subject to adjustment to the bank's prime rate, plus 2.5%, in the event our asset coverage ratio fell below 1.35 to 1.00 at the end of each month until the asset coverage ratio was met.
On March 14, 2014, we and the Bank amended the Line of Credit pursuant to which, among other things, (i) the maturity date was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced to the Bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at least $1.5 million of cash and cash equivalents at all times through maturity was added. We incurred $25,000 of debt issuance costs in connection with this amendment.
On February 19, 2014, we repaid in full the outstanding balance on the Line of Credit of $3.8 million.
The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described above.

As of March 31, 2014, the maximum borrowing capacity was $5.0 million, of which $250,000 was reserved for letters of credit and credit card services.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of March 31, 2014.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations of our continuing operations for each of the following years until maturity:

Twelve months ending March 31:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$961,658	$(809,841)	$151,817
2015	1,335,748	(986,542)	349,206
2016	—	(1,194,166)	(1,194,166)
2017	—	(1,449,661)	(1,449,661)
2018	10,587,896	(784,163)	9,803,733
	$12,885,302	$(5,224,373)	$7,660,929

Note 8: Derivative Instruments and Fair Value Measurements
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
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	October 2006 Warrants	February 2011 Warrants	January 2013 Warrants	Total Derivatives
Balance at January 1, 2014	$2,344,000	$9,000	$62,000	$2,415,000
Settlement associated with warrant exercises	(387,920)	—	—	(387,920)
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	693,920	26,000	20,000	739,920
Balance at March 31, 2014	$2,650,000	$35,000	$82,000	$2,767,000
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

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants	February 2011 Warrants	January 2013 Warrants
March 31, 2014
Annual volatility (1)	37.9%	47.1%	53.6%
Risk-free rate	0.03%	0.44%	1.32%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$9.68	$9.68	$9.68
Exercise price	$1.5142	$24.00	$2.84
December 31, 2013
Annual volatility (1)	33.6%	40.6%	51.2%
Risk-free rate	0.09%	0.38%	1.75%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$7.80	$7.80	$7.80
Exercise price	$1.5142	$24.00	$2.84

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

Note 9:  Stockholders’ Equity
Authorized Shares
At March 31, 2014, our authorized shares of capital stock consisted of the following: (i) 37,475,000 shares of common stock, 0.02 par value, and (ii) 20,000,000 shares of preferred stock, 0.001 par value.
Effective December 31, 2013, General Motors Holdings, LLC (“GM Holdings”), the only holder of our issued and outstanding Series B Stock, exchanged all of its 12,499 shares of Series B Common Stock for 12,499 shares of our common stock, $0.02 par value per share. As a result of such exchange, there are no longer any issued and outstanding shares of our Series B Stock. On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock.
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
The 2011 Plan provides for an aggregate of 775,000 shares that were initially reserved for issuance and available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which beginning on January 1, 2013, the number of shares available for grant under the 2011 Plan increase annually by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors. As of March 31, 2014, after including the effects of forfeitures and the evergreen provision, we had 651,094 shares available for issuance under the 2011 Plan.

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended March 31, 2014:
Cost of product sales	$7,608	$—	$7,608
Research and development	18,431	—	18,431
Selling, general and administrative	4,622	59,695	64,317
Total share-based compensation	$30,661	$59,695	$90,356
Three Months Ended March 31, 2013:
Cost of product sales	$5,466	$—	$5,466
Research and development	22,484	—	22,484
Selling, general and administrative	3,701	80,518	84,219
Total share-based compensation	$31,651	$80,518	$112,169

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2014	278,645	$13.37
Granted	1,500	$9.47
Exercised	(279)	$2.46
Forfeited	(6,662)	$15.01
Expired	(8,347)	$40.32
Options outstanding at March 31, 2014	264,857	$12.63	8.7
Vested and expected to vest at March 31, 2014	246,044	$13.41	8.6
Options exercisable at March 31, 2014	66,825	$42.90	6.7

Warrants

A summary of warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2014	10,852,747
Exercised	(1,745,812)
Expired	(102,410)
Warrants outstanding at March 31, 2014	9,004,525

2014 Warrant Exercises

Information on warrant exercises during the three months ended March 31, 2014 is as follows:

Original Warrant Issuance Date	Exercise Price	Warrants Exercised	Shares Issued (1)	Cash Proceeds
October 27, 2006	$1.51	48,274	39,684	$—
October 12, 2011	$3.32	25,754	25,754	85,503
December 21, 2011	$4.88	474,417	474,417	2,315,155
March 21, 2012; Series "B"	$4.08	554,425	554,425	2,262,054
June 22, 2012 and June 28, 2012	$3.40	491,279	297,448	—
July 25, 2012	$3.56	74,136	42,057	—
September 18, 2013	$2.30	77,527	77,527	178,312
Total		1,745,812	1,511,312	$4,841,024

(1)
Where the shares issued amount is less than the warrants exercised amount, the difference is due to a portion of these warrant exercises being exercised pursuant to a cashless exercise provision contained in the warrant contract.

A summary of our outstanding warrants as of March 31, 2014 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
October 27, 2006	April 27, 2014	324,496	$1.51	(1) (2) (3)
June 22, 2007	December 22, 2014	64,392	$167.20	(3)
August 25, 2008	August 25, 2015	349,741	$154.40	(3)
August 3, 2009	August 3, 2014	7,985	$68.00	(4)
September 4, 2009	September 4, 2014	20,834	$68.00	(4)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80	*
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60	*
February 18, 2011	February 18, 2016	189,836	$26.28	*
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(3)
May 9, 2011	May 8, 2014	19,611	$11.68	*
May 20, 2011	May 19, 2014	22,576	$11.68	*
June 15, 2011	June 15, 2016	361,458	$15.40	*
June 15, 2011	June 15, 2018	11,250	$12.48	*
June 15, 2011	June 15, 2018	30,064	$15.40	*
June 20, 2011	June 20, 2016	14,269	$15.60	*
June 20, 2011	June 20, 2018	31	$15.60	*
July 6, 2011	July 6, 2016	104,929	$15.40	*
August 23, 2011	August 23, 2016	28,750	$15.40	*
September 29, 2011	September 29, 2016	4,782	$3.32	*
October 12, 2011	October 12, 2016	115,314	$3.32	*
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56	*
November 2, 2011	November 2, 2014	134,998	$8.48	*
December 21, 2011	December 21, 2016	855,563	$4.88	*
January 19, 2012	January 19, 2017	33,187	$4.88	*
March 20, 2012; Series “B”	March 20, 2017	1,311,000	$4.08	*
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08	*
May 3, 2012; Series “B”	May 3, 2017	27,612	$4.08	*
June 4, 2012; Series “B”	June 4, 2017	51,112	$4.08	*
May 7, 2012	May 7, 2019	50,000	$3.60	*
May 8, 2012	May 8, 2019	—	$3.60	*
June 22, 2012 and June 28, 2012	June 22, 2017	572,860	$3.40	*
July 25, 2012	July 25, 2017	34,888	$3.56	*
January 24, 2013	July 25, 2018	11,250	$2.84	(3)
September 18, 2013	March 18, 2019	3,333,708	$2.30	*
Total warrants outstanding at March 31, 2014		9,004,525

* Warrant contract does not provide for an exercise price reset provision.

(1)
The warrants issued on October 27, 2006 contain contractual provisions which, subject to certain exceptions, reset the exercise price of such warrants if at any time while such warrants are outstanding, we sell or issue shares of our common stock or rights, warrants, options or other securities or debt convertible, exercisable or exchangeable for shares of our common stock.

(2)
The warrants issued on October 27, 2006 contain a provision that increases the number of shares of common stock subject to such warrants if and when the exercise price is reset so that the aggregate purchase price payable applicable to the exercise of the warrants after the reset of the exercise price is the same as the aggregate purchase price payable immediately prior to the reset. Any resets to the exercise price of the warrants issued on October 27, 2006 prior to their expiration in April 2014 will have a dilutive effect on our existing shareholders.

(3)
The warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities.

(4)
The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock. If an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivatives.

The fair values of the aforementioned derivative liabilities associated with warrant contracts on the dates of the consolidated balance sheets presented and a summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 8.
Shares Available

The number of authorized shares available for future issuance as of March 31, 2014 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	37,475,000	20,000,000
Less shares issued and outstanding at March 31, 2014	(22,964,708)	—
Less shares designated as of March 31, 2014 for issuance under:
Stock options (1)	(915,951)	—
Warrants outstanding	(9,004,525)	—
Conversion of principal under convertible notes (2)	(4,396,823)	—
Undesignated shares available	192,993	20,000,000

(1)	Includes all of the options outstanding plus 651,094 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents number of shares upon conversion of $10.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the three months ended March 31, 2014:

	Common Stock Shares Outstanding	Total Equity
Balance at January 1, 2014	18,875,253	$16,979,952
Share-based compensation	—	90,356
Issuance of common stock to investors	2,357,500	15,304,508
Issuance of common stock in satisfaction of debt principal	220,364	525,000
Issuance of common stock in connection with stock option and warrant exercises	1,511,591	5,205,501
Foreign currency translation	—	(112,552)
Net loss attributable to stockholders	—	(3,202,233)
Balance at March 31, 2014	22,964,708	$34,790,532

On February 20, 2014, we completed an underwritten public offering in which we received total gross proceeds of $16.6 million from the sale and issuance of 2,357,500 shares of common stock to investors at $7.05 per share. The number of shares sold in the offering includes the underwriter’s full exercise of the over-allotment option to purchase an additional 307,500 shares of common stock. The net proceeds we received, after underwriting discounts and other offering expenses, were $15.3 million.

Note 10: Earnings (Loss) Per Share
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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2014	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(3,151,186)	$(5,195,757)
Net loss from discontinued operations	(51,047)	(1,708,163)
Net loss	$(3,202,233)	$(6,903,920)
Denominator for basic and diluted loss per share data—weighted-average shares	20,144,062	12,089,151
Basic and diluted per share data:
Net loss from continuing operations	$(0.16)	$(0.43)
Net loss from discontinued operations	—	(0.14)
Net loss	$(0.16)	$(0.57)
For the three months ended March 31, 2014 and 2013, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
Note 11: Business Segments and Geographic Information
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
Geographic Information
Our long-lived assets as of March 31, 2014 are primarily based within facilities in Lake Forest and Irvine, California for our two continuing business segments and on the Zephyr Wind Farm located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended March 31,
	2014	2013
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$4,818,430	$3,505,095
Contract services	3,136,443	902,162
Total revenues	$7,954,873	$4,407,257

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$3,657,804	$2,603,876
Cost of contract services	1,874,938	579,098
Total cost of revenues	$5,532,742	$3,182,974

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$1,160,626	$901,219
Contract services	1,261,505	323,064
Total gross margin	$2,422,131	$1,224,283

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,500,221	$1,775,402
Selling, general and administrative	818,304	1,367,761
Total	$2,318,525	$3,143,163
Corporate:
Selling, general and administrative	1,737,151	1,960,846
Total operating expenses	$4,055,676	$5,104,009

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$103,606	$(1,918,880)
Corporate	(1,737,151)	(1,960,846)
Total operating loss	$(1,633,545)	$(3,879,726)

Capital Expenditures
Fuel Storage & Vehicle Systems	$2,542,010	$592,677
Total capital expenditures	$2,542,010	$592,677

Depreciation
Fuel Storage & Vehicle Systems	$319,761	$244,287
Corporate	9,498	10,315
Total depreciation	$329,259	$254,602

Identifiable assets by reporting segment are as follows:

	March 31, 2014	December 31, 2013
Identifiable Assets
Fuel Storage & Vehicle Systems	$31,743,621	$31,727,999
Renewable Energy - Held for Sale	24,816,804	26,358,742
Corporate	18,511,286	7,917,801
	$75,071,711	$66,004,542

Note 12: Commitments and Contingencies
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
Two weeks after filing the Complaint, Iroquois filed a motion for preliminary injunction. In lieu of deciding the motion for preliminary injunction, the Court consolidated the motion for preliminary injunction with summary judgment proceedings and a trial on the merits, if necessary, on an expedited schedule. Pursuant to this schedule, Iroquois filed its motion for summary judgment on July 26, 2013, we filed our opposition to that motion on August 2, 2013, Iroquois filed a reply in further support of its motion on August 7, 2013. On September 12, 2013, the Court denied Iroquois’ motion for partial summary judgment.  Trial is currently scheduled for May 20, 2014.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that total revenues from continuing operations will be between $45 to $50 million for 2014;

•	our belief that our liquidity is sufficient to cover our existing operations and obligations through at least March 31, 2015;

•	our expectations regarding 2014 financial performance and results including results from operations for our Fuel Storage & Vehicle Systems segment;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our belief that our current operating plan and business strategy will allow us to achieve profitability in the future;

•	our anticipation that our Fuel Storage & Vehicle Systems segment will have positive overall operating income in 2014;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure for the remainder of 2014;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief that our revenues in 2014 will increase on a sequential basis;

•	our belief as to the amount of revenues we could receive from sales of complete CNG systems to Ryder;

•	our belief as to the number of complete CNG systems will we be able to deliver on an annual basis;

•	our belief that we will continue to receive orders from and deliver tanks to Agility Fuel Systems through the remainder of 2014;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding our overall gross profit and margins on net product sales for the remainder of 2014;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses for the remainder of 2014;

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

•
our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas and that such transition will generate increased demand for our CNG products;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•
our belief that two passenger CNG vehicle platforms we are working on with original equipment manufacturers (“OEMs”) will be commercially available beginning in 2014 for one program and 2015 for the other program;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected timeframe, if at all;

•	our anticipation that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

•	our belief that our business decision and strategy to supply complete CNG systems direct to OEMS and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	our belief that if and when certain products currently under development go into production that we will be a production supplier;

•	the impact that new accounting pronouncements will have on our financial statements;

•
our expectation that we will recognize a non-cash gain on our derivative instruments in the second quarter of 2014 and that the level of gains or losses on derivative instruments will be minor thereafter; and

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
BUSINESS OVERVIEW

Quantum Fuel Systems Technologies Worldwide, Inc. (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage systems and the integration of vehicle system technologies including engine and vehicle control systems and drivetrains.
We were formed as a Delaware corporation in October 2000, and became a publicly traded company on July 23, 2002. Our common stock trades on The NASDAQ Capital Market under the symbol “QTWW.” Our headquarters and principal operations are located in Lake Forest, California.
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. Renewable Energy consists entirely of the operations of Schneider Power Inc. (Schneider Power) and is classified as discontinued operations as discussed further below.
Fuel Storage & Vehicle Systems Segment
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of Type IV high pressure compressed natural gas (CNG) storage tanks and packaged fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. Contract services revenue is generated by providing engineering design and support to OEMs, entities specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications.
This segment manufactures one of the industry’s lightest polymer-lined composite tanks for CNG applications and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, and aftermarket and OEM truck integrators. We also design, develop and manufacture Type IV storage tanks and complete fuel systems for use in hydrogen fuel cell electric vehicle applications.
Our high-pressure CNG and hydrogen storage tanks are capable of storage at up to 10,000 pounds per square inch (psi). Because of the lightweight nature of our storage tanks, less structure for mounting support is required, thereby reducing the overall fuel system weight and increasing available payload. In addition, our large volume tanks maximize onboard storage capacity.
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

The primary market for our CNG tanks and systems is currently heavy, medium and light-duty trucks. We sell our products and services direct to vehicle level OEMs, system integrators for OEM level applications, fleets and through aftermarket integrators. The cost savings offered to fleets by using natural gas as a fuel compared to gasoline or diesel is significant and compelling. We believe that natural gas is the most cost effective fuel available on the market today and we expect the trucking industry to continue to transition a greater percentage of their fleet vehicles to run on natural gas systems due to the current favorable economics of natural gas. As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will be substantial opportunities in the passenger vehicle market.
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
Renewable Energy Segment
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning in January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012, have completed sales of certain assets of Schneider Power through December 31, 2013 and are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 megawatt (MW) Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.
Corporate Segment
Our Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Vehicle Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
FINANCIAL OPERATIONS OVERVIEW

In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, manufacturing variances and project analyses, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which production capacity expansion initiatives and engineering development programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers' vehicle applications. We also assess the number of units shipped and the degree to which we secure new product orders and development programs from existing or new customers.
Financial and non-financial factors for the Renewable Energy business include analyzing average wind speeds, electricity generation and earnings under a power purchase agreement for our operational wind farm and assessing offers from parties interested in potentially acquiring the remaining Renewable Energy assets.
We expense all internal research and development when incurred. We will continue to require significant research and development expenditures over the next several years in order to increase the commercialization of our products.

The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

EXECUTIVE OVERVIEW AND OUTLOOK
Fuel Storage & Vehicle Systems Segment
During the first quarter of 2014, we received additional product orders from new and existing customers across the US and Canada for our Q-Lite CNG tank storage systems and complete fully-integrated fuel storage assemblies that incorporate our tank storage systems. Our CNG storage tanks help fleets reduce transportation costs and these orders reflect opportunities across many truck sizes, including light duty to heavy duty trucks. We expect the substantial savings achieved by many of the fleets which have been testing CNG vehicles will drive increasing adoption rates of CNG in the transportation sector as we move forward through 2014 and beyond.
We recently added new products to our portfolio that we believe will strengthen our market position and help in furthering the adoption rate of fleets and vehicle owners transitioning to CNG. These new products include:

•	In December 2013, we announced the launch of a line of CNG storage tanks which can be collar mounted on trucks for either back of cab systems or side rail-mounted systems.

•
On March 27, 2014, we announced that our new back of cab CNG storage module was being showcased on a Peterbilt 579 truck at the Mid-America Trucking Show in Louisville, Kentucky. This back of cab mounted system integrates our Q-Lite tank technology inside an enclosed module and stores 123 diesel gallon equivalents (DGE) of CNG fuel.

•	On April 22, 2014, we announced that we had launched a new tank system for the service industry targeting light-duty vehicles.

We also continue to provide engineering services under contracts with key customers that we anticipate will lead to future sales of our storage products and integrated systems. These programs include:

•
The development of a fully-integrated CNG storage and fuel delivery system for robust and cost effective aftermarket conversions of heavy-duty diesel fleets to run on CNG. On March 20, 2014, we announced the delivery of pre-production units of an advanced CNG fuel storage and delivery system, including the control software for the fuel system and engine, to ZHRO Solutions LLC (ZHRO) as part of an on-going development and supply arrangement. These systems are coupled with ZHRO’s CNG injection/engine conversion system and are being used as part of a test fleet at ZHRO for both on-road testing on heavy-duty trucks as well as bench testing. ZHRO, based in Chandler, Arizona, is a subsidiary of Advanced Green Innovations, LLC. ZHRO is targeting to have production ready systems available for shipment in the second half of 2014.

•
The development and integration of a bi-fuel CNG fuel system for the 2015 model year Chevrolet Impala vehicle under a planned production program with General Motors that was initiated in 2012. GM is targeting for these vehicles to be commercially available beginning in the second half of 2014.

•
The development of a CNG fuel system for a popular full size passenger vehicle platform with another automotive OEM that was initiated in February 2013 that we anticipate will culminate in commercial vehicles being available in 2015.

On May 6, 2014, we announced that we entered into a long-term agreement with Ryder System, Inc. for the purchase and supply of complete CNG fuel systems that will help reduce costs and increase vehicle uptime for businesses that lease CNG trucks from Ryder. Under the five-year agreement, Ryder will purchase 95% of their CNG tank systems directly from Quantum and install them onto CNG-powered vehicles with a team of Ryder technicians using state-of-the-art industry procedures related to these systems. Natural gas tank storage systems are one of the most expensive components of a natural gas vehicle. By purchasing the systems direct, Ryder can pass savings onto its lease customers, ultimately delivering a faster return on investment for this natural gas vehicle technology. Ryder will be the first transportation company to use our OEM-quality CNG systems on a national scale. In addition to the purchasing agreement, we and Ryder will work together to improve future fuel system designs, based on Ryder's market leadership and experience operating CNG vehicles in commercial truck applications.
On May 6, 2014, our largest customer, Agility, announced that it had entered into a joint venture arrangement with one of our competitors for the supply of CNG tanks. Agility has an existing purchase order in place with us and both parties have communicated their intent to honor these arrangements and extend the purchase arrangement at least through December 31, 2014 to ensure uninterrupted deliveries to the existing customer base.
As a result of our belief that the demand for our CNG tanks and integrated fuel systems will increase in the future, we continue to expand our tank manufacturing and system assembly capacities. During the first quarter of 2014, we used $2.5 million for capital expenditures associated with our production capacity expansion and related infrastructure improvement initiatives. We expect to use use approximately $4 million of cash for capital expenditures related to expansion and infrastructure related activities over the remaining nine months of 2014.
Corporate Segment
In connection with the termination of a long-term lease agreement effective as of January 31, 2014, we completed the closure of our former corporate headquarters located in Irvine, California. The closure of the facility included the relocation of certain tank testing and certification operations to our campus located in Lake Forest, California.
Results of Operations
Three Months Ended March 31, 2014 and 2013
The following table provides operating results for our continuing operations:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$4,818,430	$3,505,095	$1,313,335	37%
Contract services	3,136,443	902,162	2,234,281	248%
Total revenues	$7,954,873	$4,407,257	$3,547,616	80%

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$3,657,804	$2,603,876	$1,053,928	40%
Cost of contract services	1,874,938	579,098	1,295,840	224%
Total cost of revenues	$5,532,742	$3,182,974	$2,349,768	74%

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$1,160,626	$901,219	$259,407	29%
Contract services	1,261,505	323,064	938,441	290%
Total gross margin	$2,422,131	$1,224,283	$1,197,848	98%

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,500,221	$1,775,402	$(275,181)	(15)%
Selling, general and administrative	818,304	1,367,761	(549,457)	(40)%
Total	2,318,525	3,143,163	(824,638)	(26)%
Corporate:
Selling, general and administrative	1,737,151	1,960,846	(223,695)	(11)%
Total operating expenses	$4,055,676	$5,104,009	$(1,048,333)	(21)%

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$103,606	$(1,918,880)	$2,022,486	(105)%
Corporate	(1,737,151)	(1,960,846)	223,695	(11)%
Total operating loss	$(1,633,545)	$(3,879,726)	$2,246,181	(58)%

Fuel Storage & Vehicle Systems
In the first quarter of 2014, net product sales increased primarily due to higher volumes of CNG fuel storage tanks and systems, in which volumes have grown significantly as compared to the first quarter of 2013. We expect that overall product revenue will continue to increase for the remainder of 2014 as compared to the remainder of 2013 as we anticipate growth in shipments of our CNG products.
Contract services revenue increased in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to increased engineering services related to CNG fuel storage system integration and next generation storage technologies programs partially offset by a decrease in engineering activities associated with hydrogen programs. The increased CNG development activities in the first quarter of 2014 included $1.8 million of engineering services provided to ZHRO under arrangements beginning in the second quarter of 2013 to design, develop and validate a complete packaged CNG fuel storage and delivery system for use in the aftermarket for heavy and medium-duty diesel trucks that will be converted to run on a dedicated CNG injection/engine conversion system developed by ZHRO. In addition, we also recognized $0.7 million of contract services in the first quarter of 2014 associated with development and certification activities for the General Motors Impala CNG bi-fuel system. We expect the level of contract services revenue to remain consistent with the levels realized in the first quarter of 2014, and then start to decline in the second half of 2014 as we anticipate that certain programs that are currently under development will begin to transition into production.
Agility comprised 41% and 48%, Advanced Green Innovations, LLC and its affiliates comprised 23% and 2%, and General Motors comprised 12% and 4%, of the total Fuel Storage & Vehicle Systems segment revenue in the first quarters of 2014 and 2013, respectively. We expect Fuel Storage & Vehicle Systems to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term.
Cost of product sales increased in the first quarter of 2014 as compared to the first quarter of 2013 driven primarily by the increased volume in product sales. We expect the gross profit margin on product sales to increase during the remainder of 2014 as a result of the anticipated increased throughput which will absorb fixed manufacturing overheads and reduce the costs per unit.
Our customer funded development activities are reported as costs of contract services. Gross margin, as a percentage of contract services revenue realized for the first quarter of 2014, was consistent with the gross margin percentage realized in 2013.
Internally funded research and development efforts relate primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels to add to our existing product families. We expect research and development expenses to increase slightly in the remainder of 2014 as compared to the same period in 2013 as a result of expanded activities to develop next generation storage vessels and advanced manufacturing processes applicable to high pressure natural gas storage technologies.
Selling, general and administrative expenses for Fuel Storage & Vehicle Systems decreased in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to certain bad debt reserves related to Fisker Automotive receivables recognized in the first quarter of 2013. We expect selling, general and administrative expenses for Fuel Storage & Vehicle Systems during the remainder of 2014 to be consistent with the same period in 2013.
We expect results from operations of Fuel Storage & Vehicles Systems to continue to improve over the remaining periods of 2014 as compared to the same periods in 2013, primarily as a result of anticipated increased shipments of CNG storage tanks and systems. Further, we anticipate that this improvement will result in overall operating income for our continuing operations beginning in the second half of 2014.
Corporate
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support Fuel Storage & Vehicle Systems and Renewable Energy. General and administrative expenses of Corporate consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors.
Corporate expenses were lower in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to the elimination of certain facility costs that were recognized in the prior year quarter and is mainly attributable to certain cost reduction initiatives implemented over the past twelve months.

Non-Reporting Segment Results
The following table provides non-reporting segment results as of March 31:

	2014	2013	Change
Interest expense	$(776,121)	$(1,395,433)	$619,312
Fair value adjustments of derivative instruments, net	(739,920)	87,000	(826,920)
Other, net	—	(5,998)	5,998
Total	$(1,516,041)	$(1,314,431)	$(201,610)

Interest Expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Included in the first quarters of 2014 and 2013 are non-cash interest costs of $0.6 million and $0.9 million, respectively. Non-cash interest costs in the first quarter of 2014 were primarily associated with convertible notes and warrants issued in September 2013. Non-cash interest costs in the first quarter of 2013 included $0.5 million associated with bridge notes and warrants issued during June and July of 2012, $0.3 million associated with bridge notes and warrants issued in January 2013, and $0.1 million associated with our revolving line of credit. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013. We expect overall interest expense to continue to decline over the remaining periods of 2014 as compared to the same periods in 2013 as a result of lower anticipated debt levels and lower effective interest rates associated with our debt obligations.
Fair Value Adjustments of Derivative Instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The net charges recognized during the first quarter of 2014 were primarily due to the increase in our closing share price that increased the fair value of the derivative instrument liabilities ($7.80 at December 31, 2013 to $9.68 at March 31, 2014). Due to the exercise and expiration of certain derivative warrants in April 2014, we anticipate that we will recognize a gain in the second quarter of 2014 and then will see the amount of unrealized gains or losses on derivative instruments decline to minor levels thereafter.
Discontinued Operations - Renewable Energy Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended March 31,		Change
	2014	2013	$	%

Revenue:
Net product sales	$898,458	$857,958	$40,500	5%
Costs and expenses:
Cost of product sales	148,749	168,967	(20,218)	(12)%
Research and development	—	16,872	(16,872)	*
Selling, general and administrative	53,923	271,807	(217,884)	(80)%
Impairment of long-lived operating assets	434,768	1,736,208	(1,301,440)	(75)%
Total costs and expenses	637,440	2,193,854	(1,556,414)	(71)%
Operating income (loss)	261,018	(1,335,896)	1,596,914	(120)%
Interest expense, net	(312,549)	(372,267)	59,718	(16)%
Other, net	484	—	484	*
Net loss from discontinued operations, net of taxes	$(51,047)	$(1,708,163)	$1,657,116	(97)%

* Percentage not meaningful.

We have committed to a formal plan to sell the business operations and/or assets of the renewable energy segment and have been actively seeking one or more buyers. Schneider Power, a wind farm operator and holder of interests in certain renewable energy development projects, represents the entire operations of our Renewable Energy business segment. To date, certain of the operations and assets have been sold and we are actively looking for buyers of the remaining operations and assets. As a result of our intent to sell the remaining assets of the business, the historical activities and balances of the Renewable Energy business segment are reported as discontinued operations held for sale in the accompanying condensed consolidated financial information presented herein.
The results from the operations of the Renewable Energy segment, classified as loss from discontinued operations, net of taxes, was a net loss of $0.1 million in the first quarter of 2014 as compared to a net loss of $1.7 million in the first quarter of 2013. The decrease in net loss from discontinued operations during the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to lower impairment charges recognized in the first quarter of 2014. Impairment charges of $0.4 million of goodwill impairment associated with Zephyr were recognized during the first quarter of 2014 as compared to $1.7 million recognized in the first quarter of 2013, of which $1.0 million is related to goodwill associated with Zephyr and $0.7 million is related to intangible assets associated with Schneider Power's development project pipeline.
LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending March 31, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of March 31, 2014 consisted of consolidated cash and cash equivalents of $16.9 million and $5.0 million of availability under our line of credit.
We believe we have sufficient available capital through at least March 31, 2015 to cover our existing operations and obligations, and sufficient capital to fund the anticipated expansion of our manufacturing capacity and infrastructure over the course of 2014. We anticipate that we will incur approximately $4 million in additional equipment and infrastructure costs for the remaining nine months of 2014 to increase our manufacturing capacity. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
Cash Flow Activities
Our cash flows are reported on a consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities increased to $3.6 million in the first quarter of 2014 as compared to a net cash used of $2.1 million in the first quarter of 2013. The overall increase in net cash used in the current year is primarily a result of a decrease in accounts payable in the first quarter of 2014. The cumulative impact of net changes in operating assets and liabilities, or a change in working capital, was an overall cash use of $2.2 million in the first quarter of 2014 as compared to an overall cash source of $1.2 million in the first quarter of 2013.
Net cash used in investing activities increased to $2.5 million in the first quarter of 2014 as compared to net cash used of $1.2 million in the first quarter of 2013. Net cash used during the first quarter of 2014 includes capital expenditures of $2.5 million for equipment purchases to expand our tank manufacturing capacity.
Net cash provided by financing activities increased to $16.0 million in the first quarter of 2014 as compared to net cash provided of $2.9 million in the first quarter of 2013. Net cash provided by financing activities in the first quarter of 2014 primarily consisted of net proceeds of $15.3 million from the sale and issuance of common stock in connection with an underwritten public offering completed in February 2014 and $4.8 million from warrant exercises, partially offset by the repayment of the outstanding balance of our revolving line of credit of $3.8 million.
Capital Resources
On February 20, 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of $15.3 million from the sale and issuance of 2,357,500 shares of our common stock.
On February 19, 2014, we repaid in full the outstanding balance due under our line of credit of $3.8 million. On March 14, 2014, we and Bridge Bank, National Association, entered into a Second Loan and Security Modification Agreement pursuant to which, among other things, (i) the maturity date for our $5.0 million revolving line of credit was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced from the bank's prime rate, plus 2.0% to the bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at Bridge Bank at least $1.5 million of cash and cash equivalents at all times through maturity was added.
During the first quarter of 2014, we received proceeds of $4.8 million from the exercise of outstanding warrants.

Item 4. Controls and Procedures
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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013 and Part 1, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. The case is scheduled for trial on May 20, 2014.

Item 1A. Risk Factors
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2014 of which are incorporated herein by reference. Material changes to such risk factors are:

Risks Related to Our Business
We are dependent on a limited number of customers.
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue for the foreseeable future. Revenues from our largest customer, Agility Fuel Systems (Agility), comprised 41% and 48%, and revenues from our top three customers comprised 76% and 66%, of our total revenues for the quarters ended March 31, 2014 and 2013, respectively. On May 6, 2014, Agility announced that it had entered into a joint venture arrangement with one of our competitors for the supply of CNG tanks. While we anticipate that Agility will continue to purchase tanks from us during the remainder of 2014 under an existing open blanket purchase order they placed in February 2014, we can provide no assurance that Agility will complete such purchase order. Further, we anticipate that Agility's joint venture arrangement will have a material adverse effect on our sales to Agility going forward. In the event we are unable to replace the anticipated lost revenue with sales to other customers, it would have a material adverse effect on our business and financial condition.

Our business plan is focused on CNG and our expectations regarding revenue growth for calendar 2014 is based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan for 2014 is highly focused and dependent on CNG and contemplates that our revenues from CNG tank sales will increase significantly from historical levels, and our business strategy contemplates continued growth in the CNG vehicle segment and increased demand for our CNG products. We are currently estimating that our total revenues for the remaining nine month period of 2014 will exceed our total revenues for the same period in 2013 by a significant amount. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG tanks will continue to increase, that relationships with our customers will continue for the at least the remainder of 2014, that new product offerings and technologies that we develop will achieve market acceptance, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, that we will be able to execute orders in accordance with the terms of our contracts, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for the remaining nine months of 2014.
Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended March 31, 2014

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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith