Form 10-Q
period 2014-06-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2014-08-08
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

As of August 7, 2014, the registrant had outstanding 23,295,491 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,178,948	$6,254,359
Accounts receivable, net	6,712,695	8,418,559
Inventories, net	6,272,290	5,011,780
Prepaid and other current assets	1,923,566	1,629,668
Assets of discontinued operations held for sale	1,512,675	1,324,945
Total current assets	25,600,174	22,639,311
Property and equipment, net	9,004,197	5,091,959
Goodwill	12,400,000	12,400,000
Deposits and other assets	915,220	839,475
Assets of discontinued operations held for sale	24,508,072	25,033,797
Total assets	$72,427,663	$66,004,542
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,114,646	$7,179,463
Accrued payroll obligations	960,912	1,154,346
Deferred revenue	1,179,957	2,223,903
Accrued warranties	366,512	399,171
Derivative instruments	42,000	2,415,000
Other accrued liabilities (Note 12)	2,222,265	496,726
Debt obligations, current portion	163,291	3,946,582
Liabilities of discontinued operations held for sale	1,679,710	1,894,476
Total current liabilities	10,729,293	19,709,667
Debt obligations, net of current portion	7,519,070	7,794,289
Liabilities of discontinued operations held for sale	21,102,834	21,520,634
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 23,306,116 shares issued, of which 23,295,491 are outstanding and 10,625 are held in treasury at June 30, 2014; 37,475,000 shares authorized,18,885,878 shares issued, of which 18,875,253 are outstanding and 10,625 are held in treasury at December 31, 2013	465,910	377,505
Additional paid-in-capital	513,808,813	492,360,165
Accumulated deficit	(480,939,073)	(475,502,703)
Accumulated other comprehensive loss in discontinued operations	(259,184)	(255,015)
Total stockholders’ equity	33,076,466	16,979,952
Total liabilities and stockholders’ equity	$72,427,663	$66,004,542
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$6,530,048	$6,078,904	$14,484,921	$10,486,161
Cost of revenues	5,173,266	4,234,249	10,706,008	7,417,223
Gross margin	1,356,782	1,844,655	3,778,913	3,068,938
Operating expenses:
Research and development	1,654,291	1,530,135	3,154,512	3,305,537
Selling, general and administrative	2,529,905	2,695,303	5,085,360	6,023,910
Total operating expenses	4,184,196	4,225,438	8,239,872	9,329,447
Operating loss	(2,827,414)	(2,380,783)	(4,460,959)	(6,260,509)
Interest expense, net	(459,126)	(1,681,848)	(1,235,247)	(3,077,281)
Fair value adjustments of derivative instruments, net (Note 8)	2,723,784	197,000	1,983,864	284,000
Other expenses (Note 12)	(1,765,000)	—	(1,765,000)	(5,998)
Loss from continuing operations before income taxes	(2,327,756)	(3,865,631)	(5,477,342)	(9,059,788)
Income tax expense	—	—	(1,600)	(1,600)
Loss from continuing operations	(2,327,756)	(3,865,631)	(5,478,942)	(9,061,388)
Income (loss) from discontinued operations, net of taxes	93,619	(698,437)	42,572	(2,406,600)
Net loss attributable to stockholders	$(2,234,137)	$(4,564,068)	$(5,436,370)	$(11,467,988)
Per share data—basic and diluted:
Net loss from continuing operations	$(0.10)	$(0.29)	$(0.25)	$(0.71)
Net loss from discontinued operations	—	(0.05)	—	(0.19)
Net loss attributable to stockholders	$(0.10)	$(0.34)	$(0.25)	$(0.90)
Weighted average number of common shares outstanding:
Basic and diluted	22,876,458	13,444,293	21,517,808	12,770,465
Comprehensive loss:
Net loss attributable to stockholders	$(2,234,137)	$(4,564,068)	$(5,436,370)	$(11,467,988)
Foreign currency translation adjustments, net of tax	108,383	(145,092)	(4,169)	(300,883)
Reclassification of accumulated foreign currency translation in connection with disposal of discontinued operations, net of tax	—	8,127	—	8,127
Comprehensive loss attributable to stockholders	$(2,125,754)	$(4,701,033)	$(5,440,539)	$(11,760,744)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,436,370)	$(11,467,988)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	641,843	516,472
Impairment of assets of discontinued operations held for sale	434,768	2,508,076
Share-based compensation charges	217,159	256,055
Fair value adjustments of derivative instruments	(1,983,864)	(284,000)
Interest on debt obligations	797,052	2,717,198
Provision for bad debt	(89,876)	436,069
Inventory obsolescence	282,728	173,205
Loss on sale of assets of discontinued operations	—	54,321
Other non-cash items	—	67,998
Changes in operating assets and liabilities:
Accounts receivable	1,966,455	(306,181)
Inventories	(1,543,238)	(822,523)
Other assets	(889,184)	279,604
Accounts payable	(2,999,465)	755,786
Deferred revenue and other accrued liabilities	224,719	1,499,052
Net cash used in operating activities	(8,377,273)	(3,616,856)
Cash flows from investing activities:
Purchases and development of property and equipment	(4,554,081)	(1,626,035)
Proceeds from asset sales of discontinued operations, net of selling costs	—	322,211
Net cash used in investing activities	(4,554,081)	(1,303,824)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	16,620,375	5,611,334
Common stock and warrant issuance costs	(1,356,824)	(470,884)
Proceeds from exercise of warrants	5,114,599	—
Borrowings on capital lease arrangement	316,038	972,235
Payments on capital leases	(412,575)	(329,770)
Payments on debt obligations	(4,109,916)	(616,060)
Proceeds from issuance of debt and warrants	—	1,500,000
Debt and warrant issuance costs	—	(240,779)
Other	(22,573)	(15,563)
Net cash provided by financing activities	16,149,124	6,410,513
Net effect of exchange rate changes on cash	(2,117)	(63,852)
Net increase in cash and cash equivalents	3,215,653	1,425,981
Cash and cash equivalents at beginning of period	7,031,981	2,013,738
Cash and cash equivalents at end of period	$10,247,634	$3,439,719
Cash and cash equivalents at end of period:
Continuing operations	$9,178,948	$3,092,255
Discontinued operations	1,068,686	347,464
Total cash and cash equivalents at the end of period	$10,247,634	$3,439,719
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

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
We classify our business operations into three reporting segments: Fuel Storage & Vehicle Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is classified as discontinued operations as discussed further below.

•
Fuel Storage & Vehicle Systems. Our Fuel Storage & Vehicle Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered from our Lake Forest, California facility beginning in January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date, we have completed the sale of certain assets of Schneider Power and are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 megawatt (MW) Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale (Note 2).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and Schneider Power. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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
We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs over a reasonable period of time, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
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

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of June 30, 2014 consisted of consolidated cash and cash equivalents of $10.2 million and $5.0 million of availability under our line of credit (Note 7).
Based on current assumptions and estimates, we believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2015, and sufficient capital to fund the anticipated expansion of our manufacturing infrastructure. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us in the first quarter of 2017. ASU 2014-09 may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in 2017. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
Note 2: Discontinued Operations
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power in April 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of June 30, 2014.

As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$603,370	$688,350	$1,501,828	$1,546,308
Costs and expenses:
Cost of sales	146,300	179,702	295,049	348,669
Selling, general and administrative	45,288	256,492	99,211	528,299
Research and development	—	—	—	16,872
Impairment of long-lived assets (1)	—	771,868	434,768	2,508,076
Loss on sale of assets	—	53,757	—	53,757
Total costs and expenses	191,588	1,261,819	829,028	3,455,673
Operating income (loss)	411,782	(573,469)	672,800	(1,909,365)
Interest expense, net	(318,163)	(352,814)	(630,712)	(725,081)
Other, net	—	227,846	484	227,846
Income (loss) from discontinued operations, net of taxes	$93,619	$(698,437)	$42,572	$(2,406,600)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on available Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the six months ended June 30, 2014 and June 30, 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized goodwill impairment charges of $0.4 million during the six months ended June 30, 2014 and impairment charges of $2.5 million during the six months ended June 30, 2013, of which $1.6 million is related to goodwill, $0.8 million is related to intangible assets and $0.1 million is related to property and equipment.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$1,068,686	$777,622
Accounts receivable, net	153,211	328,730
Prepaid and other current assets	290,778	218,593
Total current assets	$1,512,675	$1,324,945
Non-Current Assets:
Property and equipment, net (1)	$21,948,699	$22,016,644
Intangible asset, net (2)	1,572,803	1,577,672
Goodwill (3)	2,381	452,682
Deposits and other assets (4)	984,189	986,799
Total non-current assets	$24,508,072	$25,033,797
Current Liabilities:
Accounts payable	$319,384	$291,730
Other accrued liabilities	107,053	344,919
Current portion of debt obligations (5)	1,253,273	1,257,827
Total current liabilities	$1,679,710	$1,894,476
Non-Current Liabilities:
Debt obligations, net of current portion (5)	21,102,834	21,520,634
Total non-current liabilities	$21,102,834	$21,520,634

(1)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm acquired in April 2012.

(2)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012.

(4)	Consists mainly of the fair value of contingent consideration associated with the sale of a wind farm project and three development projects.

(5)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
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

As of June 30, 2014, the total amount of the Samsung Debt was CAD $23.9 million, which consisted of CAD $22.4 million of principal, CAD $0.9 million of unamortized premium and CAD $0.6 million of accrued interest.

The Zephyr term loan is secured by substantially all of Zephyr's assets and a pledge of all of the shares of Zephyr Farms Limited.

The conversion rate of one CAD to one US Dollar was 0.937 to 1.0 as of June 30, 2014 and 0.940 to 1.0 as of December 31, 2013.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	June 30, 2014	December 31, 2013
Customer accounts billed	$3,908,537	$8,268,171
Customer accounts unbilled	2,926,721	549,072
Allowance for doubtful accounts	(122,563)	(398,684)
Accounts receivable, net	$6,712,695	$8,418,559

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	June 30, 2014	December 31, 2013
Materials and parts	$7,798,054	$6,495,599
Work-in-process	200,018	1,146,589
Finished goods	2,434,107	1,246,753
	10,432,179	8,888,941
Less: Provision for obsolescence	(4,159,889)	(3,877,161)
Inventories, net	$6,272,290	$5,011,780
Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the six months ended June 30, 2014 were as follows:

	Balance at January 1, 2014	Additions	Transfers	Depreciation	Balance at June 30, 2014
Property and equipment in service, gross	$32,789,612	$—	$2,924,819	$—	$35,714,431
Accumulated depreciation	(29,795,556)	—	—	(641,843)	(30,437,399)
Construction in progress:
Plant equipment and other	2,097,903	4,554,081	(2,924,819)	—	3,727,165
Total property and equipment, net	$5,091,959	$4,554,081	$—	$(641,843)	$9,004,197
Goodwill
The carrying amount of goodwill of continuing operations reported in our Fuel Storage & Vehicle Systems business segment was $12.4 million at both June 30, 2014 and December 31, 2013.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of June 30, 2014.

Note 6: Warranties
We offer a warranty for production level storage systems, tanks, component parts and other alternative fuel products shipped to our customers. The specific terms and conditions of those warranties vary depending on the customer requirements; however, warranty is generally provided for under terms similar to those offered by the OEM to its customers. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2014	$399,171
Settlements made during the period	(32,659)
Balance at June 30, 2014	$366,512

Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	June 30, 2014	December 31, 2013
Obligations to Secured Lenders:
Convertible Notes: $10,475,000 principal, $164,690 accrued interest, net of unamortized discount of $5,037,048 at June 30, 2014; $11,000,000 principal, $62,944 accrued interest, net of unamortized discount of $5,671,145 at December 31, 2013	$5,602,642	$5,391,799
Capital lease obligation: $2,036,588 principal and $19,045 accrued interest at June 30, 2014; $2,449,163 principal and $23,724 accrued interest at December 31, 2013	2,055,633	2,472,887
Line of Credit: $3,831,917 principal and $11,735 accrued interest at December 31, 2013	—	3,843,652
Obligations to Other Creditors:
Other obligations	24,086	32,533
Debt obligations of continuing operations, current and non-current	7,682,361	11,740,871
Less: Current portion of long-term debt, net of unamortized discount	(163,291)	(3,946,582)
Debt obligations of continuing operations, non-current	$7,519,070	$7,794,289

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
The transaction documents contain a provision that prohibits any investor from converting or exercising any portion of the Convertible Notes or September 2013 Warrants, as applicable, if after giving effect to such conversion or exercise, the investor would beneficially own more than 19.99% of our issued and outstanding shares on a post-conversion/exercise basis unless and until such time that our stockholders approve the transaction. On May 15, 2014, our stockholders approved the transaction at our 2014 annual meeting of stockholders, thus, the 19.99% beneficial ownership limitation no longer applies.
During the six months ended June 30, 2014, certain of the holders of the Convertible Notes converted $525,000 of outstanding principal. As a result, these holders received a combined total of 220,364 shares of our common stock in satisfaction of the principal portion converted. We elected to pay the $3,361 of accrued interest related to the converted principal in cash.
At June 30, 2014, the total amount of principal and interest due to Related Parties, including Mr. McGaw, under the Convertible Notes was $482,494, which consisted of $475,000 of principal and $7,494 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provides us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the six months ended June 30, 2014, we made total payments of $671,073, of which $258,498 represented the implied interest cost.
We have the option to prepay the present value of the remaining scheduled lease obligations at any time in a lump sum. The discount rate used to calculate the lump sum will depend on the timing of the prepayment as follows: (i) 18.0% if the prepayment is made prior to November 7, 2014, and (ii) 23.0% if the prepayment is made on or after November 7, 2014.
The lease obligation is secured by the equipment that is acquired under the arrangement.

The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of June 30, 2014:

Six months ending December 31, 2014	$671,073
Twelve months ending December 31, 2015	1,810,301
Total minimum lease payments	2,481,374
Less: Amount representing interest	(444,786)
Total present value of net minimum lease payments	2,036,588
Less: Current portion of the present value of minimum lease payments	(976,643)
Capital lease obligation, net of current portion	$1,059,945
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

As of June 30, 2014, the maximum borrowing capacity was $5.0 million, of which $250,000 was reserved for letters of credit and credit card services.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of June 30, 2014.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations of our continuing operations for each of the following years until maturity:

Six months ending June 30:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2014	$1,013,239	$(849,948)	$163,291
2015	1,066,480	(1,035,402)	31,078
2016	—	(1,253,311)	(1,253,311)
2017	—	(1,521,462)	(1,521,462)
2018	10,639,690	(376,925)	10,262,765
	$12,719,409	$(5,037,048)	$7,682,361

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
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	October 2006 Warrants (1)	February 2011 Warrants	January 2013 Warrants	Total Derivatives
Balance at January 1, 2014	$2,344,000	$9,000	$62,000	$2,415,000
Settlement associated with warrant exercises	(387,920)	—	—	(387,920)
Fair value adjustments	693,920	26,000	20,000	739,920
Balance at March 31, 2014	2,650,000	35,000	82,000	2,767,000
Settlements associated with warrant exercises	(1,216)	—	—	(1,216)
Fair value adjustments	(2,648,784)	(34,000)	(41,000)	(2,723,784)
Balance at June 30, 2014	$—	$1,000	$41,000	$42,000

(1)	Warrant contracts expired on April 27, 2014.
We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on option-pricing mathematical models generally referred to as “Black-Scholes” and “Monte Carlo” option-pricing models. These models determine the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract. We use the Black-Scholes model to calculate the value of the derivative instrument liabilities associated with warrant contracts in which the contractual terms are fixed. For derivative warrant contracts that incorporate contingent terms, including exercise price reset provisions for the warrant contracts issued on October 27, 2006, we utilized the Monte Carlo model through its expiration which is similar to the Black-Scholes model; however, the Monte Carlo model simulates several thousand possible (but random) price paths for the underlying value of the derivative instruments. These random price paths were then averaged to determine the value of the derivative instruments as of the reporting date.

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants (2)	February 2011 Warrants	January 2013 Warrants
June 30, 2014
Annual volatility (1)	*	42.0%	52.2%
Risk-free rate	*	0.29%	1.25%
Dividend rate	*	—%	—%
Closing price of Quantum stock	*	$5.78	$5.78
Exercise price	*	$24.00	$2.84
December 31, 2013
Annual volatility (1)	33.6%	40.6%	51.2%
Risk-free rate	0.09%	0.38%	1.75%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$7.80	$7.80	$7.80
Exercise price	$1.5142	$24.00	$2.84

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

(2)	Warrant contracts expired on April 27, 2014.

Note 9:  Stockholders’ Equity
Authorized Shares
On May 15, 2014, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 37,475,000 to 50,000,000.
Our authorized shares of capital stock consist of the following: (i) 50,000,000 shares of common stock, $0.02 par value, and (ii) 20,000,000 shares of preferred stock, 0.001 par value.
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
Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the awards are established by the administrator of the plans, our Compensation Committee. The stock options generally expire ten years after the date of grant or 30 days after termination of employment, vest ratably at a rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock at the date of grant. Outstanding restricted stock awards typically either vest at a rate of 33.33% on each of the first three anniversaries of the grant date or cliff vest on the third anniversary of the grant date.
The 2011 Plan initially provided for an aggregate of 775,000 shares available for grant, subject to adjustment in the event of a stock split, stock dividend, or other similar change in our common stock or our capital structure. The 2011 Plan contains an “evergreen” provision under which beginning on January 1, 2013, the number of shares available for grant under the 2011 Plan increases annually by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors.

During the six months ended June 30, 2014, the Compensation Committee granted 240,600 shares of restricted stock and 214,100 stock options under our 2011 plan to certain of our employees and executives. As of June 30, 2014, after including the effects of grants, forfeitures and the evergreen provision, we had 195,383 shares available for issuance under the 2011 Plan.
Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2014	278,645	$9.16
Granted	214,100	$4.35
Exercised	(4,654)	$2.34
Forfeited	(8,293)	$12.42
Expired	(10,472)	$44.89
Options outstanding at June 30, 2014	469,326	$9.16	9.32
Vested and expected to vest at June 30, 2014	433,304	$9.18	8.53
Options exercisable at June 30, 2014	90,132	$31.34	6.32

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended June 30, 2014
Cost of product sales	$7,090	$—	$7,090
Research and development	33,941	—	33,941
Selling, general and administrative	7,104	78,668	85,772
Total share-based compensation	$48,135	$78,668	$126,803
Three Months Ended June 30, 2013
Cost of product sales	$5,337	$—	$5,337
Research and development	22,386	—	22,386
Selling, general and administrative	3,701	80,832	84,533
Total share-based compensation	$31,424	$80,832	$112,256
Six Months Ended June 30, 2014
Cost of product sales	$14,698	$—	$14,698
Research and development	52,372	—	52,372
Selling, general and administrative	11,726	138,363	150,089
Total share-based compensation	$78,796	$138,363	$217,159
Six Months Ended June 30, 2013
Cost of product sales	$10,803	$—	$10,803
Research and development	44,870	—	44,870
Selling, general and administrative	7,402	161,350	168,752
Total share-based compensation	$63,075	$161,350	$224,425

Warrants

A summary of warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows

Warrants outstanding at January 1, 2014	10,852,747
Exercised	(1,826,657)
Expired (1)	(468,901)
Warrants outstanding at June 30, 2014	8,557,189

(1)	Includes warrants issued on October 27, 2006 that expired on April 27, 2014.

Warrant Exercises
Information on warrant exercises during the six months ended June 30, 2014 is as follows:

Original Warrant Issuance Date	Exercise Price		Warrants Exercised	Shares Issued (1)	Cash Proceeds
October 27, 2006	$1.51	(2)	48,466	39,839	$—
October 12, 2011	$3.32		25,754	25,754	85,503
December 21, 2011	$4.88		508,554	508,554	2,481,744
March 21, 2012; Series "B"	$4.08		554,425	554,425	2,262,054
June 22, 2012 and June 28, 2012	$3.40		491,279	297,448	—
July 25, 2012	$3.56		74,136	42,057	—
September 18, 2013	$2.30		124,043	124,043	285,298
Total			1,826,657	1,592,120	$5,114,599

(1)
Where the shares issued amount is less than the warrants exercised amount, the difference is due to a portion of these warrant exercises being exercised pursuant to a cashless exercise provision contained in the warrant contract.

(2)	See Note 12 regarding impact of litigation on exercise price.

A summary of our outstanding warrants as of June 30, 2014 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
June 22, 2007	December 22, 2014	64,392	$167.20	(1)
August 25, 2008	August 25, 2015	349,741	$154.40	(1)
August 3, 2009	August 3, 2014	7,985	$68.00	(2)
September 4, 2009	September 4, 2014	20,834	$68.00	(2)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(1)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
November 2, 2011	November 2, 2014	134,998	$8.48
December 21, 2011	December 21, 2016	821,426	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series “B”	March 20, 2017	1,311,000	$4.08
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08
May 3, 2012; Series “B”	May 3, 2017	27,612	$4.08
June 14, 2012; Series “B”	June 4, 2017	51,112	$4.08
May 8, 2012	May 7, 2019	50,000	$3.60
June 22, 2012 and June 28, 2012	June 22, 2017	572,860	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 25, 2018	11,250	$2.84	(1)
September 18, 2013	March 18, 2019	3,287,192	$2.30
Total warrants outstanding at June 30, 2014		8,557,189

None of the outstanding warrant contracts contain exercise price reset provisions.

(1)
The warrants issued on June 22, 2007, August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities.

(2)
The warrants issued on August 3, 2009 and September 4, 2009 contain cashless exercise provisions whereby the settlement calculation may incorporate the book value per share of common stock if there is not a public market for the common stock. If an instrument’s settlement calculation incorporates variables other than those used to determine the fair value of a fixed-for-fixed forward or option on equity shares, the instrument would not be considered indexed to the entity’s own stock and therefore would not be precluded from derivative instrument consideration. As such, we consider these warrants to be derivative instruments.

The fair values of the aforementioned derivative liabilities associated with warrant contracts on the dates of the consolidated balance sheets presented and a summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 8.
Shares Available

The number of authorized shares available for future issuance as of June 30, 2014 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at June 30, 2014	(23,295,491)	—
Less shares designated as of June 30, 2014 for issuance under:
Stock options (1)	(664,709)	—
Warrants outstanding	(8,557,189)	—
Conversion of principal under convertible notes (2)	(4,396,823)	—
Undesignated shares available	13,085,788	20,000,000

(1)	Includes all of the options outstanding plus 195,383 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents number of shares upon conversion of $10.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the six months ended June 30, 2014:

	Common Stock Shares Outstanding	Total Equity
Balance at January 1, 2014	18,875,253	$16,979,952
Share-based compensation	245,600	217,159
Issuance of common stock to investors	2,357,500	15,304,415
Issuance of common stock in satisfaction of debt principal	220,364	525,000
Issuance of common stock in connection with stock option and warrant exercises	1,596,774	5,490,479
Foreign currency translation	—	(4,169)
Net loss attributable to stockholders	—	(5,436,370)
Balance at June 30, 2014	23,295,491	$33,076,466

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(2,327,756)	$(3,865,631)	$(5,478,942)	$(9,061,388)
Net income (loss) from discontinued operations	93,619	(698,437)	42,572	(2,406,600)
Net loss	$(2,234,137)	$(4,564,068)	$(5,436,370)	$(11,467,988)
Denominator for basic and diluted loss per share data—weighted-average shares	22,876,458	13,444,293	21,517,808	12,770,465
Basic and diluted per share data:
Net loss from continuing operations	$(0.10)	$(0.29)	$(0.25)	$(0.71)
Net loss from discontinued operations	—	(0.05)	—	(0.19)
Net loss	$(0.10)	$(0.34)	$(0.25)	$(0.90)
For the three and six months ended June 30, 2014 and 2013, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment generates revenue from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers' CNG, hybrid or fuel cell applications. Contract services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies.

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
Geographic Information
Our long-lived assets as of June 30, 2014 are primarily based within facilities in Lake Forest for our two continuing business segments and on the Zephyr Wind Farm located in Ontario, Canada for our discontinued Renewable Energy segment. The Renewable Energy segment also owns land in Nova Scotia, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$4,813,558	$4,729,181	$9,631,988	$8,234,276
Contract services	1,716,490	1,349,723	4,852,933	2,251,885
Total revenues	$6,530,048	$6,078,904	$14,484,921	$10,486,161

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$3,941,705	$3,460,368	$7,599,509	$6,064,244
Cost of contract services	1,231,561	773,881	3,106,499	1,352,979
Total cost of revenues	$5,173,266	$4,234,249	$10,706,008	$7,417,223

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$871,853	$1,268,813	$2,032,479	$2,170,032
Contract services	484,929	575,842	1,746,434	898,906
Total gross margin	$1,356,782	$1,844,655	$3,778,913	$3,068,938

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,654,291	$1,530,135	$3,154,512	$3,305,537
Selling, general and administrative	890,752	1,024,872	1,709,056	2,392,633
Total	$2,545,043	$2,555,007	$4,863,568	$5,698,170
Corporate:
Selling, general and administrative	1,639,153	1,670,431	3,376,304	3,631,277
Total operating expenses	$4,184,196	$4,225,438	$8,239,872	$9,329,447

Operating Loss
Fuel Storage & Vehicle Systems	$(1,188,261)	$(710,352)	$(1,084,655)	$(2,629,232)
Corporate	(1,639,153)	(1,670,431)	(3,376,304)	(3,631,277)
Total operating loss	$(2,827,414)	$(2,380,783)	$(4,460,959)	$(6,260,509)

Capital Expenditures
Fuel Storage & Vehicle Systems	$1,989,347	$348,581	$4,531,357	$941,258
Corporate	14,705	—	22,724	4,554
Total capital expenditures	$2,004,052	$348,581	$4,554,081	$945,812

Depreciation
Fuel Storage & Vehicle Systems	$305,006	$251,554	$624,767	$495,841
Corporate	7,578	10,316	17,076	20,631
Total depreciation	$312,584	$261,870	$641,843	$516,472

Identifiable assets by reporting segment are as follows:

	June 30, 2014	December 31, 2013
Identifiable Assets
Fuel Storage & Vehicle Systems	$34,836,647	$31,727,999
Renewable Energy - Held for Sale	26,020,747	26,358,742
Corporate	11,570,269	7,917,801
	$72,427,663	$66,004,542

Note 12: Commitments and Contingencies
Litigation

Management and our legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. We accrue for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On June 6, 2013, Iroquois Master Fund Ltd (Iroquois) filed suit against us in the United States District Court for the Southern District of New York (the Complaint).  In the Complaint, Iroquois asserted that the registered direct offering we completed on May 16, 2013 triggered the full-ratchet anti dilution reset provision contained in its October 2006 Warrant contract and, as a result, the exercise price of its October 2006 Warrant should have been adjusted downward to $0.932 and the number of shares underlying its October 2006 Warrant proportionately increased. Although we did adjust the exercise price to $1.5142 effective as of August 2, 2013 and increased the number of warrants pursuant to our interpretation of the applicable provisions of the October 2006 Warrant, Iroquois claimed that we were in breach of the warrant contract due to our refusal to honor the lower exercise price and higher number of shares claimed by Iroquois.

In connection with the Complaint, Iroquois asserted that it was entitled to either (i) monetary damages (which Iroquois estimated to be approximately $4.1 million as of November 4, 2013) or (ii) in the alternative, either (a) specific performance in the form of delivery by us of 810,805 October 2006 Warrants exercisable at $0.932 per share with equitable modifications to the terms of the October 2006 Warrants to compensate Iroquois for the alleged delay in issuance, plus the return of $542,564 Iroquois claims it overpaid when it exercised its October 2006 Warrants, or (b) 852,220 shares of our common stock.  Iroquois also requested interest at 9% per annum on any monetary award and recovery of its attorney’s fees and other related expenses, if successful.

A bench trial was held on May 20 and 21, 2014. On May 23, 2014, the Court concluded that a reset did occur on May 16, 2013, but rejected Iroquois’s position with respect to the appropriate reset price. The Court determined that the exercise price of the October 2006 Warrant should have been reset to $1.4284 on May 16, 2013, and reset again to $1.2488 on August 2, 2013, the date the holder of the May 2013 Warrant exercised the Exchange Feature contained in the May 2013 Warrant.

On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees, subject to further computation and review of those amounts. On June 24, 2014, the Court issued a Judgment in favor of Iroquois for monetary damages and pre-judgment interest in the amount of $1,015,440 and $75,131, respectively. Iroquois has also filed a motion with the Court seeking to be awarded approximately $750,000 in legal costs and expenses.

The total amount that we expect to incur in connection with the Iroquois litigation is $1,842,000, consisting of (i) $1,765,000 in monetary damages, legal fees and other expenses and (ii) $77,000 in interest related expenses. We recorded these amounts in our condensed consolidated statements of operations and comprehensive loss in the second quarter and first six months of 2014 in other expenses and interest expense, respectively.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that total revenues from continuing operations will increase in the second half of 2014 compared to the first half of 2014;

•	our belief that our liquidity is sufficient to cover our existing operations, obligations and manufacturing expansion plans through at least June 30, 2015;

•	our expectations regarding 2014 financial performance and results including results from operations for our Fuel Storage & Vehicle Systems segment;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our manufacturing expansion plans;

•	our belief that our current operating plan and business strategy will allow us to achieve profitability in the future;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure for the remainder of 2014;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the amount of revenues we could receive from sales of complete CNG systems to Ryder;

•	our belief as to the number of complete CNG systems will we be able to deliver on an annual basis;

•	our belief that we will continue to receive orders from and deliver tanks to Agility Fuel Systems through the remainder of 2014;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses for the remainder of 2014;

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

•
our belief that two passenger CNG vehicle platforms we are working on with original equipment manufacturers (“OEMs”) will be commercially available beginning in 2014 for one program and 2016 for the other program;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected timeframe, if at all;

•	our anticipation that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

•	our belief that our business decision and strategy to supply complete CNG systems direct to OEMs and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	our belief that if and when certain products currently under development go into production that we will be a production supplier;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that that the level of gains or losses on derivative instruments will be minor; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

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

EXECUTIVE OVERVIEW AND OUTLOOK
Fuel Storage & Vehicle Systems Segment
During the first six months of 2014, we received additional product orders from new and existing customers across the US and Canada for our Q-Lite CNG tank storage systems and complete fully-integrated fuel storage assemblies that incorporate our tank storage systems. Our CNG storage tanks and complete fuel storage assemblies help fleets reduce transportation costs across many truck sizes, including light duty to heavy duty trucks. We believe that the savings achieved by many of the fleets which have been testing CNG vehicles will drive increasing adoption rates of CNG in the transportation sector as we move forward through 2014 and beyond.
Within the past twelve months, we added new products to our portfolio that we believe will strengthen our market position and help in furthering the adoption rate of fleets and vehicle owners transitioning to CNG. These new products include:

•	In December 2013, we announced the launch of a line of CNG storage tanks which can be collar mounted on trucks for either back of cab systems or side rail-mounted systems.

•
Q-CabLITE™, our innovative light-weight Back-of-Cab CNG fuel storage module storing up to 123 Diesel Gallon Equivalents. On March 27, 2014, we announced that our new back of cab CNG storage module was being showcased on a Peterbilt 579 truck at the Mid-America Trucking Show in Louisville, Kentucky.

•	On April 22, 2014, we announced that we had launched a new tank system for the service industry targeting light-duty vehicles.
We also continue to provide engineering services under contracts with key customers that we anticipate will lead to future sales of our storage products and integrated systems. These programs include:

•
The development of a fully-integrated CNG storage and fuel delivery system for robust and cost effective aftermarket conversions of heavy-duty diesel fleets to run on CNG. On March 20, 2014, we announced the delivery of pre-production units of an advanced CNG fuel storage and delivery system, including the control software for the fuel system and engine, to ZHRO Solutions LLC (ZHRO) as part of an on-going development and supply arrangement. These systems are coupled with ZHRO’s CNG injection/engine conversion system and are being used as part of a test fleet at ZHRO for both on-road testing on heavy-duty trucks as well as bench testing. On July 30, 2014, we announced a follow on engineering contract award related to the continued development of the system. ZHRO, based in Chandler, Arizona, is a subsidiary of Advanced Green Innovations, LLC. ZHRO is targeting to have production ready systems available for shipment in 2015.

•
The development and integration of a bi-fuel CNG fuel system for the 2015 model year Chevrolet Impala vehicle under a planned production program with General Motors that was initiated in 2012. GM is targeting for these vehicles to be commercially available beginning near the end of the third quarter of 2014.

•
The development of a CNG fuel system for a popular full size passenger vehicle platform with another automotive OEM that was initiated in February 2013 that we anticipate will culminate in commercial vehicles being available in 2016.

On May 6, 2014, we announced that we entered into a long-term agreement with Ryder System, Inc. (Ryder) for the purchase and supply of complete CNG fuel systems. Under the five-year agreement, Ryder has agreed to purchase 95% of their CNG tank systems directly from Quantum and install them onto CNG-powered vehicles with a team of Ryder technicians using state-of-the-art industry procedures related to these systems. Natural gas storage tanks are one of the most expensive components of the complete natural gas system. By purchasing the systems direct from us, Ryder can reduce the cost of the CNG system by eliminating the double mark up on the storage tank and other components and pass the savings on to its customers, ultimately delivering a faster return on investment for this natural gas vehicle technology. Ryder will be the first transportation company to use our OEM-quality CNG systems on a national scale. In addition to the purchase and supply agreement, we and Ryder will work together to improve future fuel system designs.
On May 6, 2014, our largest customer, Agility, announced that it had entered into a joint venture arrangement with one of our competitors for the supply of CNG tanks. Although Agility has an existing purchase order in place with us and both parties have communicated their intent to honor the remaining arrangements under the existing order, we anticipate that our sales to Agility in the second half of 2014, and thereafter, will significantly decline from historical levels.

During the first half of 2014 we continued to expand our tank manufacturing and fuel storage module assembly capacities under project initiatives that began in the prior year. In connection with these initiatives, we invested $4.5 million for capital expenditures associated with production equipment, tooling and related infrastructure improvements over the six month period. We expect to invest approximately $2 million for capital expenditures related to these initiatives during the second half of 2014.
Corporate Segment
In connection with the termination of a long-term lease agreement effective as of January 31, 2014, we completed the closure of our former corporate headquarters located in Irvine, California. The closure of the facility included the relocation of certain tank testing and certification operations to our campus located in Lake Forest, California.
Results of Operations
Three and Six Months Ended June 30, 2014 and 2013
The following table provides operating results for our continuing operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$4,813,558	$4,729,181	$84,377	2%	$9,631,988	$8,234,276	$1,397,712	17%
Contract services	1,716,490	1,349,723	366,767	27%	4,852,933	2,251,885	2,601,048	116%
Total revenues	$6,530,048	$6,078,904	$451,144	7%	$14,484,921	$10,486,161	$3,998,760	38%

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$3,941,705	$3,460,368	$481,337	14%	$7,599,509	$6,064,244	$1,535,265	25%
Cost of contract services	1,231,561	773,881	457,680	59%	3,106,499	1,352,979	1,753,520	130%
Total cost of revenues	$5,173,266	$4,234,249	$939,017	22%	$10,706,008	$7,417,223	$3,288,785	44%

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$871,853	$1,268,813	$(396,960)	(31)%	$2,032,479	$2,170,032	$(137,553)	(6)%
Contract services	484,929	575,842	(90,913)	(16)%	1,746,434	898,906	847,528	94%
Total gross margin	$1,356,782	$1,844,655	$(487,873)	(26)%	$3,778,913	$3,068,938	$709,975	23%

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$1,654,291	$1,530,135	$124,156	8%	$3,154,512	$3,305,537	$(151,025)	(5)%
Selling, general and administrative	890,752	1,024,872	(134,120)	(13)%	1,709,056	2,392,633	(683,577)	(29)%
Total	2,545,043	2,555,007	(9,964)	—%	4,863,568	5,698,170	(834,602)	(15)%
Corporate:
Selling, general and administrative	1,639,153	1,670,431	(31,278)	(2)%	3,376,304	3,631,277	(254,973)	(7)%
Total operating expenses	$4,184,196	$4,225,438	$(41,242)	(1)%	$8,239,872	$9,329,447	$(1,089,575)	(12)%

Operating Loss
Fuel Storage & Vehicle Systems	$(1,188,261)	$(710,352)	$(477,909)	67%	$(1,084,655)	$(2,629,232)	$1,544,577	(59)%
Corporate	(1,639,153)	(1,670,431)	31,278	(2)%	(3,376,304)	(3,631,277)	254,973	(7)%
Total operating loss	$(2,827,414)	$(2,380,783)	$(446,631)	19%	$(4,460,959)	$(6,260,509)	$1,799,550	(29)%

Fuel Storage & Vehicle Systems
Net product sales increased in the first six months of 2014 primarily due to higher volumes of CNG fuel storage tanks and packaged systems, including initial shipments of the Company’s Q-CabLITE product line. In the second quarter of 2014, net product sales were consistent with the same period of 2013. We expect that overall product revenue will continue to increase during the second half of 2014 as compared to the first half of 2014, as we anticipate growth in shipments of our CNG storage systems over the remainder of the year.
Contract services revenue increased in the second quarter and first six months of 2014 primarily due to higher levels of engineering services related to CNG fuel storage system integration and next generation storage technologies programs, partially offset by a decrease in engineering activities associated with hydrogen programs. The increased CNG development activities in the first six months of 2014 included $2.6 million of engineering services provided to ZHRO under arrangements beginning in the second quarter of 2013 to design, develop and validate a complete packaged CNG fuel storage and delivery system for aftermarket use for heavy and medium-duty trucks that will enable diesel powered trucks to be converted to run on a dedicated CNG injection/ engine conversion system developed by ZHRO. In addition, we also recognized $1.5 million of contract services in the first six months of 2014 associated with development and certification activities for the General Motors Impala CNG bi-fuel system. We expect contract services revenue to decline in the second half of 2014 as compared to contract services revenue recognized in the first six months of 2014, primarily due to customer initiated program delays and/or the transition of certain development programs to production.
Agility comprised 45% and 37%, Advanced Green Innovations, LLC and its affiliates comprised 18% and 5%, and General Motors comprised 12% and 5%, of the total Fuel Storage & Vehicle Systems segment revenue in the first six months of 2014 and 2013, respectively. We expect Fuel Storage & Vehicle Systems to continue to derive a substantial portion of its revenue from a relatively small number of customers in the near term.
The increase in cost of product sales during the first six months of 2014 as compared to the same period in 2013 was due in part to increased volume of units shipped in 2014, as well as higher levels of indirect manufacturing overheads and scrap costs incurred in the current year period related to the production expansion initiatives. Gross margins realized on product sales revenue for the second quarter and first six months of 2014 declined as compared to the same periods of 2013 primarily due to the higher levels of indirect manufacturing overhead related to our expanded manufacturing operation and higher than normal validation and scrap costs related to bringing new equipment on line in 2014.
Our customer funded development activities are reported as costs of contract services. Gross margins realized on contract services revenue for the second quarter and first six months of 2014 decreased as compared to the same periods of 2013 primarily due to a gain recognized in the prior year periods related to the closing out of a certain program that enabled higher margins than historically realized. Conversely, the current year periods were negatively impacted by a change in future cost estimates related to certain ongoing programs.
Internally funded research and development efforts relate primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels to add to our existing product families. Research and development expense declined slightly in the first six months of 2014 as compared to the same period in 2013 and we expect the level of these expenses over the second half of 2014 to be consistent with the first half of 2014.
Selling, general and administrative expenses for Fuel Storage & Vehicle Systems decreased in the second quarter and first six months of 2014 as compared to the same periods of 2013. Expenses in the 2013 periods included charges recognized for certain uncollectible accounts receivable that were not required in the 2014 periods. We expect selling, general and administrative expenses for Fuel Storage & Vehicle Systems during the second half of 2014 to be consistent with the first half of 2014.

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
Corporate expenses were lower in the second quarter and first six months of 2014 as compared to the same periods of 2013 primarily due to the elimination of certain facility costs that were recognized in the prior year periods and certain cost reduction initiatives implemented over the past twelve months.

Non-Reporting Segment Results
The following table provides non-reporting segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense:
Contractual cash interest	$(249,257)	$(421,815)	$(463,744)	$(934,518)
Non-cash imputed interest	(209,869)	(1,260,033)	(771,503)	(2,142,763)
	(459,126)	(1,681,848)	(1,235,247)	(3,077,281)
Fair value adjustments of derivative instruments	2,723,784	197,000	1,983,864	284,000
Other expenses	(1,765,000)	—	(1,765,000)	(5,998)
Total	$499,658	$(1,484,848)	$(1,016,383)	$(2,799,279)

Interest expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Non-cash imputed interest expense in the second quarter and first six months of 2014 were primarily associated with convertible notes and warrants issued in September 2013. Interest expense in the first six months of 2013 included $0.9 million in non-cash interest costs associated with bridge notes and certain warrants sold to investors on January 24, 2013 and $1.1 million in non-cash interest costs associated with bridge notes and certain warrants sold to investors during June and July of 2012. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013. We expect the level of overall interest expense for the remaining two quarters of 2014 to continue near the level recognized during the second quarter of 2014.
Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The gains recognized during the second quarter of 2014 were primarily due to a $2.6 million gain resulting from the expiration of certain derivative warrants in April 2014 and a decrease in our closing share price that decreased the fair value of the derivative instrument liabilities ($9.68 at March 31, 2014 to $5.78 at June 30, 2014). We expect the amount of unrealized gains or losses on derivative instruments to decline to minor levels in the second half of 2014, which is primarily attributable to the decrease in outstanding instruments accounted for as derivatives.
Other expenses. The increase in other expenses was due to $1.8 million in charges recorded in the second quarter of 2014 related to the Iroquois Litigation. See Note 12 of our condensed consolidated financial statements and Part II "Item 1. Legal Proceedings" for additional information.

Discontinued Operations - Renewable Energy Held For Sale
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue:
Net product sales	$603,370	$688,350	$(84,980)	(12)%	$1,501,828	$1,546,308	$(44,480)	(3)%
Costs and expenses:
Cost of product sales	146,300	179,702	(33,402)	(19)%	295,049	348,669	(53,620)	(15)%
Research and development	—	—	—	—%	—	16,872	(16,872)	(100)%
Selling, general and administrative	45,288	256,492	(211,204)	(82)%	99,211	528,299	(429,088)	(81)%
Impairment of long-lived operating assets	—	771,868	(771,868)	(100)%	434,768	2,508,076	(2,073,308)	(83)%
Loss on sale of discontinued operations held for sale	—	53,757	(53,757)	(100)%	—	53,757	(53,757)	(100)%
Total costs and expenses	191,588	1,261,819	(1,070,231)	(85)%	829,028	3,455,673	(2,626,645)	(76)%
Operating income (loss)	411,782	(573,469)	985,251	(172)%	672,800	(1,909,365)	2,582,165	(135)%
Interest expense, net	(318,163)	(352,814)	34,651	(10)%	(630,712)	(725,081)	94,369	(13)%
Other, net	—	227,846	(227,846)	(100)%	484	227,846	(227,362)	(100)%
Net income (loss) from discontinued operations, net of taxes	$93,619	$(698,437)	$792,056	(113)%	$42,572	$(2,406,600)	$2,449,172	(102)%

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
The increase to net income from discontinued operations during the second quarter and first six months of 2014 was primarily due to lower impairment charges recognized in 2014. Impairment charges of $0.4 million of goodwill impairment associated with Zephyr were recognized in the first six months of 2014 as compared to $2.5 million recognized in the first six months of 2013.
NEW ACCOUNTING PRONOUNCEMENT
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 outlines principles that govern revenue recognition at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us in the first quarter of 2017. ASU 2014-09 may be applied retrospectively for each period presented or retrospectively with the cumulative effect recognized in the opening retained earnings balance in 2017. We are in the process of evaluating the impact of adopting the new standard on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending June 30, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

Our principal sources of liquidity as of June 30, 2014 consisted of consolidated cash and cash equivalents of $10.2 million and $5.0 million of availability under our line of credit.
Based on current assumptions and estimates, we believe we have sufficient available capital to cover our existing operations and obligations through at least June 30, 2015, and sufficient capital to fund the anticipated expansion of our manufacturing capacity and infrastructure over the course of 2014. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
Cash Flow Activities
Our cash flows are reported on a consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities increased to $8.4 million for the first six months of 2014 as compared to net cash used of $3.6 million for the first six months of 2013. The overall increase in net cash used is primarily a result of a reduction in accounts payable of $3.0 million and an increase of inventory in the amount of $1.5 million over the first six months of 2014. The cumulative impact of net changes in operating assets and liabilities, or a change in working capital, was an overall cash use of $3.2 million for the first six months of 2014 as compared to an overall cash source of $1.4 million for the first six months of 2013.
Net cash used in investing activities increased to $4.6 million for the first six months of 2014 as compared to net cash used of $1.3 million for the first six months of 2013. The increase in net cash used during the first six months of 2014 is primarily due to higher capital expenditures for equipment purchases to expand our tank manufacturing capacity, partially offset by cash proceeds of $0.3 million received in connection with Schneider Power's sale of the Providence Bay Wind Farm during the second quarter of 2013.
Net cash provided by financing activities increased to $16.1 million for the first six months of 2014 as compared to net cash provided of $6.4 million for the first six months of 2013. Net cash provided by financing activities for the first six months of 2014 primarily consisted of net proceeds of $15.3 million from the sale and issuance of common stock in connection with an underwritten public offering completed in February 2014 and $5.1 million from warrant exercises, partially offset by the repayment of the outstanding balance of our revolving line of credit of $3.8 million and the repayment of the principal portion of our capital lease obligation of $0.4 million. Net cash provided by financing activities for the first six months of 2013 consisted principally of (i) $1.4 million of net proceeds from bridge notes issued in January 2013, (ii) $2.4 million of net proceeds from the sale of common stock under the ATM offering arrangement, (iii) $2.7 million of net proceeds from the sale of common stock in connection with a registered direct offering in May 2013, and (iv) $1.0 million of borrowings under the capital lease arrangement. Cash used for the first six months of 2013 primarily related to repayments of long-term obligations associated with the January 2013 Bridge Notes of $0.6 million and the capital equipment lease arrangement of $0.3 million.
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
During the first six months of 2014, we received proceeds of $5.1 million from the exercise of outstanding warrants.

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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Iroquois Litigation. A bench trial was held on May 20 and 21, 2014. On May 23, 2014, the Court concluded that a reset did occur on May 16, 2013, but rejected Iroquois’s position with respect to the appropriate reset price. The Court determined that the exercise price of the October 2006 Warrant should have been reset to $1.4284 on May 16, 2013, and reset again to $1.2488 on August 2, 2013, the date the holder of the May 2013 Warrant exercised the Exchange Feature contained in the May 2013 Warrant.

On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’s request for specific performance damages but did grant Iroquois’s request for monetary damages, prejudgment interest and attorney’s fees, subject to further computation and review of those amounts. On June 24, 2014, the Court issued a Judgment in favor of Iroquois for monetary damages and pre-judgment interest in the amount of $1,015,440 and $75,131, respectively. Iroquois has also filed a motion with the Court seeking to be awarded approximately $750,000 in legal costs and expenses. The parties have agreed to stay the deadline to file an appeal until the Court rules on the amount of legal costs and expenses that Iroquois is entitled to recover.
See Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013 and Part 1, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014, for additional disclosure regarding this matter.

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
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue for the foreseeable future. Revenues from our largest customer, Agility Fuel Systems (Agility), comprised 45% and 37%, and revenues from our top three customers comprised 75% and 60%, of our total revenues for the six months ended June 30, 2014 and 2013, respectively. On May 6, 2014, Agility announced that it had entered into a joint venture arrangement with one of our competitors for the supply of CNG tanks. While we anticipate that Agility will continue to purchase tanks from us during the remainder of 2014 under an existing open blanket purchase order they placed in February 2014, we can provide no assurance that Agility will complete such purchase order. Further, we anticipate that Agility's joint venture arrangement will have a material adverse effect on our sales to Agility going forward. In the event we are unable to replace the anticipated lost revenue with sales to other customers, it would have a material adverse effect on our business and financial condition.
Our business plan is focused on CNG and our expectations regarding revenue growth for calendar 2014 is based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan for 2014 is highly focused and dependent on CNG and contemplates that our revenues from CNG product sales will increase from historical levels, and our business strategy contemplates continued growth in the CNG vehicle segment and increased demand for our CNG products. We are currently estimating that our total revenues for the remaining six month period of 2014 will exceed our total revenues for the first half of 2014. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG fuel storage modules will continue to increase, that relationships with our customers will continue for the at least the remainder of 2014, that new product offerings and technologies that we develop will achieve market acceptance, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, that we will be able to execute orders in accordance with the terms of our contracts, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for the remaining six months of 2014.
Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended June 30, 2014

3.1*	Restated Certificate of Incorporation of the Registrant dated July 2, 2014.
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): 101.INS - XBRL Instance Document, 101.SCH - XBRL Taxonomy Extension Schema Document, 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document, 101.DEF XBRL Taxonomy Extension Definition Linkbase Document, 101.LAB XBRL Taxonomy Extension Label Linkbase Document, 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith