Form 10-Q
period 2014-09-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2014-11-07
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

As of November 6, 2014, the registrant had outstanding 23,276,264 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,614,689	$6,254,359
Accounts receivable, net	6,867,282	8,418,559
Inventories, net	7,495,509	5,011,780
Prepaid and other current assets	1,564,272	1,629,668
Assets of discontinued operations held for sale	584,206	1,324,945
Total current assets	22,125,958	22,639,311
Property and equipment, net	9,911,080	5,091,959
Restricted assets held in escrow	—	316,038
Goodwill	12,400,000	12,400,000
Deposits and other assets	861,669	523,437
Assets of discontinued operations held for sale	23,417,416	25,033,797
Total assets	$68,716,123	$66,004,542
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,309,104	$7,179,463
Accrued payroll obligations	1,250,593	1,154,346
Deferred revenue	1,415,207	2,223,903
Accrued warranties	488,138	399,171
Derivative instruments	20,000	2,415,000
Other accrued liabilities (Note 12)	1,098,496	496,726
Debt obligations, current portion	176,170	3,946,582
Liabilities of discontinued operations held for sale	1,251,055	1,894,476
Total current liabilities	11,008,763	19,709,667
Debt obligations, net of current portion	10,028,617	7,794,289
Liabilities of discontinued operations held for sale	19,849,442	21,520,634
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 23,308,221 shares issued, of which 23,285,431 are outstanding and 22,790 are held in treasury at September 30, 2014; 37,475,000 shares authorized,18,885,878 shares issued, of which 18,875,253 are outstanding and 10,625 are held in treasury at December 31, 2013	465,709	377,505
Additional paid-in-capital	513,900,824	492,360,165
Accumulated deficit	(486,139,102)	(475,502,703)
Accumulated other comprehensive loss in discontinued operations	(398,130)	(255,015)
Total stockholders’ equity	27,829,301	16,979,952
Total liabilities and stockholders’ equity	$68,716,123	$66,004,542
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$6,618,223	$8,697,297	$21,103,144	$19,183,458
Cost of revenues	6,800,328	5,969,004	17,506,336	13,386,227
Gross margin	(182,105)	2,728,293	3,596,808	5,797,231
Operating expenses:
Research and development	2,224,009	1,203,444	5,378,521	4,508,981
Selling, general and administrative	2,220,369	2,472,515	7,305,729	8,496,425
Total operating expenses	4,444,378	3,675,959	12,684,250	13,005,406
Operating loss	(4,626,483)	(947,666)	(9,087,442)	(7,208,175)
Interest expense, net	(397,414)	(1,238,331)	(1,632,661)	(4,315,612)
Fair value adjustments of derivative instruments, net (Note 8)	22,000	(2,935,629)	2,005,864	(2,651,629)
Other expenses (Note 12)	—	—	(1,765,000)	(5,998)
Loss from continuing operations before income taxes	(5,001,897)	(5,121,626)	(10,479,239)	(14,181,414)
Income tax expense	—	—	(1,600)	(1,600)
Loss from continuing operations	(5,001,897)	(5,121,626)	(10,480,839)	(14,183,014)
Loss from discontinued operations, net of taxes	(198,132)	(411,006)	(155,560)	(2,817,606)
Net loss	$(5,200,029)	$(5,532,632)	$(10,636,399)	$(17,000,620)
Per share data—basic and diluted:
Net loss from continuing operations	$(0.21)	$(0.34)	$(0.47)	$(1.05)
Net loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.21)
Net loss	$(0.22)	$(0.36)	$(0.48)	$(1.26)
Weighted average number of common shares outstanding:
Basic and diluted	23,290,453	15,181,666	22,115,183	13,527,420
Comprehensive loss:
Net loss	$(5,200,029)	$(5,532,632)	$(10,636,399)	$(17,000,620)
Foreign currency translation adjustments, net of tax	(138,946)	61,058	(143,115)	(239,825)
Reclassification of accumulated foreign currency translation in connection with disposal of discontinued operations, net of tax	—	—	—	8,127
Comprehensive loss	$(5,338,975)	$(5,471,574)	$(10,779,514)	$(17,232,318)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,636,399)	$(17,000,620)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	1,061,273	787,937
Impairment of assets of discontinued operations held for sale	434,768	2,508,076
Share-based compensation charges	397,250	355,461
Fair value adjustments of derivative instruments	(2,005,864)	2,651,629
Interest on debt obligations	706,219	2,418,799
Provision (recovery) for bad debt	(199,071)	461,271
Inventory obsolescence	296,793	169,727
Loss on sale of assets of discontinued operations	—	212,791
Other non-cash items	—	103,315
Changes in operating assets and liabilities:
Accounts receivable	1,978,250	(1,323,602)
Inventories	(2,780,522)	(1,084,889)
Other assets	(563,927)	171,953
Accounts payable	(1,831,984)	1,771,959
Deferred revenue and other accrued liabilities	(272,778)	1,513,819
Net cash used in operating activities	(13,415,992)	(6,282,374)
Cash flows from investing activities:
Purchases and development of property and equipment	(5,880,394)	(2,378,891)
Proceeds from asset sales of discontinued operations, net of selling costs	—	1,037,982
Other	—	1,300
Net cash used in investing activities	(5,880,394)	(1,339,609)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	16,620,375	7,506,907
Common stock and warrant issuance costs	(1,391,001)	(667,840)
Proceeds from exercise of warrants	5,122,285	189,275
Borrowings on capital leases	316,038	1,368,296
Repayments on capital leases	(635,722)	(507,390)
Proceeds from borrowings under line of credit	2,500,000	831,917
Proceeds from issuance of debt and warrants	—	12,500,000
Debt and warrant issuance costs	—	(834,289)
Repayments on debt obligations	(4,384,883)	(8,741,060)
Taxes paid in lieu of shares issued for share based compensation	(63,015)	—
Other	(25,524)	(23,260)
Net cash provided by financing activities	18,058,553	11,622,556
Net effect of exchange rate changes on cash	(26,450)	(70,338)
Net increase (decrease) in cash and cash equivalents	(1,264,283)	3,930,235
Cash and cash equivalents at beginning of period	7,031,981	2,013,738
Cash and cash equivalents at end of period	$5,767,698	$5,943,973
Cash and cash equivalents at end of period:
Continuing operations	$5,614,689	$5,556,284
Discontinued operations	153,009	387,689
Total cash and cash equivalents at the end of period	$5,767,698	$5,943,973
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014

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

In preparing the unaudited condensed consolidated financial statements, we have evaluated subsequent events. For purposes of these condensed consolidated financial statements, subsequent events are those events that occurred after the most recent balance sheet date presented but before the condensed consolidated financial statements are issued or available to be issued.
We prepare our unaudited consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs over a reasonable period of time, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
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

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of September 30, 2014 consisted of consolidated cash and cash equivalents of $5.8 million and up to $2.5 million of availability under our line of credit.
Based on current assumptions and estimates, we may have to raise capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing accounts receivable from AGI (see Note 3), and (iii) the success of our efforts to sell the remaining assets of Schneider Power, over the next several months.
We believe that we will be able to raise a sufficient level of additional capital over the next twelve months, if necessary, to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the normal course of business.
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
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power in April 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of September 30, 2014.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$302,019	$397,307	$1,803,847	$1,943,615
Costs and expenses:
Cost of sales	144,962	148,977	440,011	497,646
Selling, general and administrative	36,791	153,630	136,002	681,929
Research and development	—	—	—	16,872
Impairment of long-lived assets (1)	—	—	434,768	2,508,076
Loss on sale of assets	—	159,034	—	212,791
Total costs and expenses	181,753	461,641	1,010,781	3,917,314
Operating income (loss)	120,266	(64,334)	793,066	(1,973,699)
Interest expense, net	(318,398)	(346,672)	(949,110)	(1,071,753)
Other, net	—	—	484	227,846
Loss from discontinued operations, net of taxes	$(198,132)	$(411,006)	$(155,560)	$(2,817,606)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on available Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the nine months ended September 30, 2014 and September 30, 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. As a result, we recognized goodwill impairment charges of $0.4 million during the nine months ended September 30, 2014 and impairment charges of $2.5 million during the nine months ended September 30, 2013, of which $1.6 million is related to goodwill, $0.8 million is related to intangible assets and $0.1 million is related to property and equipment.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	September 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$153,009	$777,622
Accounts receivable, net	90,695	328,730
Prepaid and other current assets	340,502	218,593
Total current assets	$584,206	$1,324,945
Non-Current Assets:
Property and equipment, net (1)	$20,971,935	$22,016,644
Intangible asset, net (2)	1,502,810	1,577,672
Goodwill (3)	2,275	452,682
Deposits and other assets (4)	940,396	986,799
Total non-current assets	$23,417,416	$25,033,797
Current Liabilities:
Accounts payable	$278,897	$291,730
Other accrued liabilities	82,532	344,919
Current portion of debt obligations (5)	889,626	1,257,827
Total current liabilities	$1,251,055	$1,894,476
Non-Current Liabilities:
Debt obligations, net of current portion (5)	19,849,442	21,520,634
Total non-current liabilities	$19,849,442	$21,520,634

(1)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm acquired in April 2012.

(2)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(3)	Represents goodwill ascribed to the Zephyr Wind Farm acquisition in April 2012.

(4)	Consists mainly of the fair value of contingent consideration associated with the sale of the Trout Creek wind farm project and three development projects.

(5)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr and its 10 MW wind farm in April 2012, Schneider Power assumed a CAD $22.7 million credit facility owed to Samsung Heavy Industries Co. Ltd. related to the project (Samsung Debt). The significant terms of the Samsung Debt, as amended, are as follows: (i) scheduled maturity of January 31, 2023, (ii) interest at 6.5% per year, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022, and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

As of September 30, 2014, the total amount of the Samsung Debt was CAD $23.2 million, which consisted of CAD $22.1 million of principal, CAD $0.8 million of unamortized premium and CAD $0.3 million of accrued interest.

The Zephyr term loan is secured by substantially all of Zephyr's assets and a pledge of all of the shares of Zephyr Farms Limited.

The conversion rate of one CAD to one US Dollar was 0.895 to 1.0 as of September 30, 2014 and 0.940 to 1.0 as of December 31, 2013.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	September 30, 2014	December 31, 2013
Customer accounts billed	$4,452,870	$8,268,171
Customer accounts unbilled	2,606,932	549,072
Allowance for doubtful accounts	(192,520)	(398,684)
Accounts receivable, net	$6,867,282	$8,418,559

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.

Included in accounts receivable at September 30, 2014 is $2.8 million associated with billed and unbilled amounts due from Advanced Green Innovations, LLC and its subsidiaries, which include ZHRO Solutions LLC (collectively “AGI”). Of this amount, $1.0 million was beyond the contractual dates for payment as of September 30, 2014. AGI has informed us that they are experiencing liquidity constraints which have caused delays in payments to us in connection with services provided. Although we believe the amounts outstanding are fully realizable and have not recorded a specific allowance against the AGI receivable, we will continue to assess the collectability on an ongoing basis.
Note 4: Inventories
Inventories of continuing operations consist of the following:

	September 30, 2014	December 31, 2013
Materials and parts	$9,359,030	$6,495,599
Work-in-process	129,737	1,146,589
Finished goods	2,180,697	1,246,753
	11,669,464	8,888,941
Less: Provision for obsolescence	(4,173,955)	(3,877,161)
Inventories, net	$7,495,509	$5,011,780
Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the nine months ended September 30, 2014 were as follows:

	Balance at January 1, 2014	Additions	Transfers	Depreciation	Balance at September 30, 2014
Property and equipment in service, gross	$32,789,612	$—	$6,115,956	$—	$38,905,568
Accumulated depreciation	(29,795,556)	—	—	(1,061,273)	(30,856,829)
Construction in progress:
Plant equipment and other	2,097,903	5,880,394	(6,115,956)	—	1,862,341
Total property and equipment, net	$5,091,959	$5,880,394	$—	$(1,061,273)	$9,911,080
Goodwill
The carrying amount of goodwill of continuing operations reported in our Fuel Storage & Vehicle Systems business segment was $12.4 million at both September 30, 2014 and December 31, 2013.

Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of September 30, 2014.
Note 6: Warranties
We offer a warranty for production level storage systems, tanks, component parts and other alternative fuel products shipped to our customers. The specific terms and conditions of those warranties vary depending on the customer requirements; however, CNG systems are generally sold with a warranty of two years or 200,000 miles. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2014	$399,171
Warranties issued during the period	131,582
Settlements made during the period	(42,615)
Balance at September 30, 2014	$488,138

Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	September 30, 2014	December 31, 2013
Obligations to Secured Lenders:
Convertible Notes: $10,475,000 principal, $217,066 accrued interest, net of unamortized discount of $4,837,733 at September 30, 2014; $11,000,000 principal, $62,944 accrued interest, net of unamortized discount of $5,671,145 at December 31, 2013	$5,854,333	$5,391,799
Capital lease obligation: $1,813,441 principal and $15,801 accrued interest at September 30, 2014; $2,449,163 principal and $23,724 accrued interest at December 31, 2013	1,829,242	2,472,887
Line of Credit: $2,500,000 principal and $1,302 accrued interest at September 30, 2014; $3,831,917 principal and $11,735 accrued interest at December 31, 2013	2,501,302	3,843,652
Obligations to Other Creditors:
Other obligations	19,910	32,533
Debt obligations of continuing operations, current and non-current	10,204,787	11,740,871
Less: Current portion of long-term debt, net of unamortized discount	(176,170)	(3,946,582)
Debt obligations of continuing operations, non-current	$10,028,617	$7,794,289

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
In connection with the private placement, we filed a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the September 2013 Warrants, which became effective on December 23, 2013. We agreed to pay the holders of the Convertible Notes liquidated damages not to exceed 12% of the gross proceeds received by us if, under certain circumstances, the registration statement is suspended or no longer effective.
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
During the nine months ended September 30, 2014, certain of the holders of the Convertible Notes converted $525,000 of outstanding principal. As a result, these holders received a combined total of 220,364 shares of our common stock in satisfaction of the principal portion converted. We elected to pay the $3,361 of accrued interest related to the converted principal in cash.
At September 30, 2014, the total amount of principal and interest due to Related Parties, including Mr. McGaw, under the Convertible Notes was $484,922, which consisted of $475,000 of principal and $9,922 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provided us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the nine months ended September 30, 2014, we made total payments of $1,006,610, of which $370,887 represented the implied interest cost.
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

The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of September 30, 2014:

Three months ending December 31, 2014	$335,537
Twelve months ending December 31, 2015	1,810,300
Total minimum lease payments	2,145,837
Less: Amount representing interest	(332,396)
Total present value of net minimum lease payments	1,813,441
Less: Current portion of the present value of minimum lease payments	(1,033,666)
Capital lease obligation, net of current portion	$779,775
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
On February 19, 2014, we repaid the outstanding balance on the Line of Credit of $3.8 million. On September 25, 2014, we borrowed $2.5 million under the Line of Credit which remained outstanding as of September 30, 2014.

As of September 30, 2014, the maximum borrowing capacity was $2.5 million, of which $180,000 was reserved for letters of credit and credit card services.

The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described above.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of September 30, 2014.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations of our continuing operations for each of the following years until maturity:

Twelve months ending September 30:	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2015	$1,068,675	$(892,505)	$176,170
2016	3,281,779	(1,087,246)	2,194,533
2017	—	(1,316,067)	(1,316,067)
2018	10,692,066	(1,541,915)	9,150,151
	$15,042,520	$(4,837,733)	$10,204,787

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
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

	October 2006 Warrants (1)	February 2011 Warrants	January 2013 Warrants	Total Derivatives
Balance at January 1, 2014	$2,344,000	$9,000	$62,000	$2,415,000
Settlement associated with warrant exercises	(387,920)	—	—	(387,920)
Fair value adjustments	693,920	26,000	20,000	739,920
Balance at March 31, 2014	2,650,000	35,000	82,000	2,767,000
Settlements associated with warrant exercises	(1,216)	—	—	(1,216)
Fair value adjustments	(2,648,784)	(34,000)	(41,000)	(2,723,784)
Balance at June 30, 2014	$—	$1,000	$41,000	$42,000
Adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	—	(1,000)	(21,000)	(22,000)
Balance at September 30, 2014	$—	$—	$20,000	$20,000

(1)	Warrant contracts expired on April 27, 2014.
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

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our option pricing models for the following periods were as follows:

	October 2006 Warrants (2)	February 2011 Warrants	January 2013 Warrants
September 30, 2014
Annual volatility (1)	*	42.1%	51.5%
Risk-free rate	*	0.36%	1.43%
Dividend rate	*	—%	—%
Closing price of Quantum stock	*	$3.72	$3.72
Exercise price	*	$24.00	$2.84
December 31, 2013
Annual volatility (1)	33.6%	40.6%	51.2%
Risk-free rate	0.09%	0.38%	1.75%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$7.80	$7.80	$7.80
Exercise price	$1.5142	$24.00	$2.84

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

(2)	Warrant contracts expired on April 27, 2014.

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
Effective December 31, 2013, General Motors Holdings, LLC (“GM Holdings”), the only holder of our issued and outstanding Series B Stock, exchanged all 12,499 of its shares of Series B Common Stock for 12,499 shares of our common stock, $0.02 par value per share. As a result of such exchange, there are no longer any issued and outstanding shares of our Series B Stock. On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock.
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

During the nine months ended September 30, 2014, a total of 245,600 shares of restricted stock and 214,100 stock options were issued under our 2011 plan to our directors, executive officers and employees . As of September 30, 2014, after including the effects of grants, forfeitures and the evergreen provision, we had 198,175 shares available for issuance under the 2011 Plan.
Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2014	278,645	$9.01
Granted	214,100	$4.35
Exercised	(5,184)	$2.33
Forfeited	(9,225)	$10.65
Expired	(12,446)	$41.63
Options outstanding at September 30, 2014	465,890	$9.01	8.90
Vested and expected to vest at September 30, 2014	433,845	$9.33	9.00
Options exercisable at September 30, 2014	127,691	$25.20	9.10

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Vehicle Systems	Corporate	Total
Three Months Ended September 30, 2014
Cost of product sales	$3,651	$—	$3,651
Research and development	54,359	—	54,359
Selling, general and administrative	9,009	113,072	122,081
Total share-based compensation	$67,019	$113,072	$180,091
Three Months Ended September 30, 2013
Cost of product sales	$6,161	$—	$6,161
Research and development	16,888	—	16,888
Selling, general and administrative	3,975	57,347	61,322
Total share-based compensation	$27,024	$57,347	$84,371
Nine Months Ended September 30, 2014
Cost of product sales	$18,349	$—	$18,349
Research and development	106,731	—	106,731
Selling, general and administrative	20,735	251,435	272,170
Total share-based compensation	$145,815	$251,435	$397,250
Nine Months Ended September 30, 2013
Cost of product sales	$16,964	$—	$16,964
Research and development	61,758	—	61,758
Selling, general and administrative	11,377	218,697	230,074
Total share-based compensation	$90,099	$218,697	$308,796

Warrants

A summary of warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows

Warrants outstanding at January 1, 2014	10,852,747
Exercised	(1,828,232)
Expired (1)	(497,720)
Warrants outstanding at September 30, 2014	8,526,795

(1)	Includes warrants issued on October 27, 2006 that expired on April 27, 2014.

Warrant Exercises
Information on warrant exercises during the nine months ended September 30, 2014 is as follows:

Original Warrant Issuance Date	Exercise Price		Warrants Exercised	Shares Issued (1)	Cash Proceeds
October 27, 2006	$1.51	(2)	48,466	39,839	$—
October 12, 2011	$3.32		25,754	25,754	85,503
December 21, 2011	$4.88		510,129	510,129	2,489,430
March 21, 2012; Series "B"	$4.08		554,425	554,425	2,262,054
June 22, 2012 and June 28, 2012	$3.40		491,279	297,448	—
July 25, 2012	$3.56		74,136	42,057	—
September 18, 2013	$2.30		124,043	124,043	285,298
Total			1,828,232	1,593,695	$5,122,285

(1)
Where the shares issued amount is less than the warrants exercised amount, the difference is due to a portion of these warrant exercises being exercised pursuant to a cashless exercise provision contained in the warrant contract.

(2)	See Note 12 regarding impact of litigation on exercise price.

A summary of our outstanding warrants as of September 30, 2014 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
June 22, 2007	December 22, 2014	64,392	$167.20	(a)
August 25, 2008	August 25, 2015	349,741	$154.40	(a)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(a)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
November 2, 2011	November 2, 2014	134,998	$8.48
December 21, 2011	December 21, 2016	819,851	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series “B”	March 21, 2017	1,311,000	$4.08
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08
May 3, 2012; Series “B”	March 21, 2017	27,612	$4.08
June 14, 2012; Series “B”	March 21, 2017	51,112	$4.08
May 8, 2012	May 7, 2019	50,000	$3.60
June 22, 2012 and June 28, 2012	June 22, 2017 and June 28, 2017	572,860	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 25, 2018	11,250	$2.84	(a)
September 18, 2013	March 18, 2019	3,287,192	$2.30
Total warrants outstanding at September 30, 2014		8,526,795

None of the outstanding warrant contracts contain exercise price reset provisions.

(a)
The warrants issued on June 22, 2007, August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities at fair value on the dates of the consolidated balance sheets presented. A summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 8.

Shares Available

The number of authorized shares available for future issuance as of September 30, 2014 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at September 30, 2014	(23,285,431)	—
Less shares designated as of September 30, 2014 for issuance under:
Stock options (1)	(664,065)	—
Warrants outstanding	(8,526,795)	—
Conversion of principal under convertible notes (2)	(4,396,823)	—
Undesignated shares available	13,126,886	20,000,000

(1)	Includes all of the options outstanding plus 198,175 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents the number of shares issuable upon conversion of $10.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended September 30, 2014:

	Common Shares Outstanding	Total Equity
Balance at January 1, 2014	18,875,253	$16,979,952
Share-based compensation	245,600	397,250
Issuance of common stock to investors	2,357,500	15,270,238
Issuance of common stock in satisfaction of debt principal	220,364	525,000
Issuance of common stock in connection with stock option and warrant exercises	1,598,879	5,499,390
Taxes paid in lieu of restricted stock issued and distributed	(12,165)	(63,015)
Foreign currency translation	—	(143,115)
Net loss	—	(10,636,399)
Balance at September 30, 2014	23,285,431	$27,829,301

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(5,001,897)	$(5,121,626)	$(10,480,839)	$(14,183,014)
Net loss from discontinued operations	(198,132)	(411,006)	(155,560)	(2,817,606)
Net loss	$(5,200,029)	$(5,532,632)	$(10,636,399)	$(17,000,620)
Denominator for basic and diluted loss per share data—weighted-average shares	23,290,453	15,181,666	22,115,183	13,527,420
Basic and diluted per share data:
Net loss from continuing operations	$(0.21)	$(0.34)	$(0.47)	$(1.05)
Net loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.21)
Net loss	$(0.22)	$(0.36)	$(0.48)	$(1.26)
For the three and nine months ended September 30, 2014 and 2013, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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
Geographic Information
Our long-lived assets as of September 30, 2014 related to our continuing operations are primarily based within our Lake Forest, CA facilities and long-lived assets related to our discontinued operations are primarily located in Ontario, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$5,048,445	$6,730,267	$14,680,433	$14,964,543
Contract services	1,569,778	1,967,030	6,422,711	4,218,915
Total revenues	$6,618,223	$8,697,297	$21,103,144	$19,183,458

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$5,713,080	$4,695,734	$13,312,589	$10,759,978
Cost of contract services	1,087,248	1,273,270	4,193,747	2,626,249
Total cost of revenues	$6,800,328	$5,969,004	$17,506,336	$13,386,227

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$(664,635)	$2,034,533	$1,367,844	$4,204,565
Contract services	482,530	693,760	2,228,964	1,592,666
Total gross margin	$(182,105)	$2,728,293	$3,596,808	$5,797,231

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$2,224,009	$1,203,444	$5,378,521	$4,508,981
Selling, general and administrative	744,459	912,731	2,453,515	3,305,364
Total	$2,968,468	$2,116,175	$7,832,036	$7,814,345
Corporate:
Selling, general and administrative	1,475,910	1,559,784	4,852,214	5,191,061
Total operating expenses	$4,444,378	$3,675,959	$12,684,250	$13,005,406

Operating Loss
Fuel Storage & Vehicle Systems	$(3,150,573)	$612,118	$(4,235,228)	$(2,017,114)
Corporate	(1,475,910)	(1,559,784)	(4,852,214)	(5,191,061)
Total operating loss	$(4,626,483)	$(947,666)	$(9,087,442)	$(7,208,175)

Capital Expenditures
Fuel Storage & Vehicle Systems	$1,326,313	$581,958	$5,857,670	$1,523,216
Corporate	—	—	22,724	4,554
Total capital expenditures	$1,326,313	$581,958	$5,880,394	$1,527,770

Depreciation
Fuel Storage & Vehicle Systems	$412,530	$261,144	$1,044,197	$756,985
Corporate	6,899	10,321	17,076	30,952
Total depreciation	$419,429	$271,465	$1,061,273	$787,937

Identifiable assets by reporting segment are as follows:

	September 30, 2014	December 31, 2013
Identifiable Assets
Fuel Storage & Vehicle Systems	$36,509,038	$31,727,999
Renewable Energy - Held for Sale	24,001,622	26,358,742
Corporate	8,205,463	7,917,801
	$68,716,123	$66,004,542

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

On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees, subject to further computation and review of those amounts. On June 24, 2014, the Court issued a Judgment in favor of Iroquois for monetary damages in the amount of $1,015,440, plus interest. Iroquois has also filed a motion with the Court seeking to be awarded approximately $750,000 in legal costs and expenses.

The total amount that we expect to incur in connection with the Iroquois litigation is $1,858,349, consisting of (i) $1,765,440 in monetary damages, legal fees and other expenses and (ii) $92,909 in interest related expenses. We recorded these amounts in our condensed unaudited consolidated statements of operations and comprehensive loss in the first nine months of 2014 in other expenses and interest expense, respectively. On September 3, 2014, we paid $1,108,349 in cash for monetary damages and interest. The Court has not yet ruled on Iroquois' motion related to reimbursement of its legal fees and expenses.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our expectations regarding 2014 financial performance and results, including results from operations for our Fuel Storage & Vehicle Systems segment;

•	our belief that our gross margins will exceed 20% in future periods once our systems strategy is fully implemented;

•
our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our manufacturing expansion plans as required over the next twelve months and beyond;

•	our belief that our current operating plan and business strategy will allow us to achieve profitability in the future;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure for the remainder of 2014;

•	our belief that our outstanding receivable balances from Advanced Green Innovations and its affiliates is fully realizable;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the amount of revenues we could receive from sales of complete CNG systems to Ryder;

•	our belief as to the number of complete CNG systems will we be able to deliver on an annual basis;

•	our belief that the new product offerings we added over the last twelve months will strengthen our market position and help in furthering the CNG adoption rate;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses for the remainder of 2014;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offerings and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that natural gas is the most cost-effective fuel available on the market today and that this trend will continue for the foreseeable future;

•	our belief that as the market adjusts to the underlying economic benefits of natural gas there could be opportunities for the use of CNG in passenger vehicles;

•
our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas and that such transition will generate increased demand for our CNG products;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that a passenger CNG vehicle platform we are working on with the original equipment manufacturer (“OEM”) will be commercially available beginning in 2016;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected timeframe;

•	our anticipation that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

•	our belief that our business decision and strategy to supply complete CNG systems direct to OEMs and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that that the level of gains or losses on derivative instruments existing as of September 30, 2014 will be immaterial in future periods; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this Quarterly Report under the “Risk Factors” section, those identified in our Annual Report on Form 10-K for the period ended December 31, 2013, and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.
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
EXECUTIVE OVERVIEW AND OUTLOOK
Fuel Storage & Vehicle Systems Segment
Update on Change in Strategic Direction
In May 2014, we announced a shift in our strategic direction from a CNG storage product platform to a systems platform. The third quarter of 2014 represents the first full quarter of this new direction and strategy. Since this announcement, we spent a significant amount of human and financial resources on production build-out, product commercialization and customer expansion - all areas that needed to be immediately addressed in order for us to build a solid foundation on which our systems platform strategy can thrive.
While we anticipated that the shift in our business strategy would likely have some negative short term effects on our financial results, primarily due to damaging our relationship with our largest customer due to the competitive nature of our systems platform and their subsequent entry into a joint venture with a competing tank supplier, the progress we have made in implementing our systems strategy in just four months has solidified our belief that the shift in strategy was the proper decision for our long-term sustainability and creating of stockholder value.
Examples of the progress we have made in implementing this new strategy include:

•	We we have received several hundred orders for our Q-CabLite and Q-RailLite CNG systems, of which approximately120 such systems were delivered to our customers during the third quarter of 2014;

•	We entered into a long-term supply agreement for complete CNG systems with Ryder Systems, Inc., a Fortune 500 commercial transportation company;

•	We entered into a strategic alliance with Mainstay Fuel Technologies for 21" back-of-cab CNG modules to support a broader array of systems for our growing customer base;

•	Our customer base and market share has grown;

•	We have entered into marketing and supply arrangements with industry participants to provide complete CNG systems; and

•	We have completed the expansion of our tank production facility and a production assembly facility for our CNG systems at our Lake Forest, CA campus.

While we are pleased with the progress we have made to date in implementing our shift in strategic direction, there were a number of challenges along the way. In addition, certain macroeconomic factors impacted our financial results for the quarter ended September 30, 2014.
On the revenue side, in addition to the decline of revenue from the sale of our CNG storage tanks to our largest tank customer, our revenues were impacted by the fact that we had to develop a customer base for our CNG systems. As indicated above, we made significant progress in growing our customer base and gaining market share during the third quarter, and we expect this trend to continue in the fourth quarter and into 2015. Generally, our revenues were also impacted by the adoption rate for natural gas trucks during the first nine months of 2014 being lower than predicted. Overall, natural gas truck sales have grown approximately 20 percent in 2014. The primary factor contributing to the lower than anticipated adoption rate was the fact many fleets were buying limited units in order to test CNG systems on their trucks and the order quantities per fleet were lower than expected. The recent decrease in diesel fuel costs and the instability of the diesel to CNG fuel price spread has started to negatively impact fleet decisions on units as well as their overall commitment to natural gas vehicles in the short-term. We anticipate that the adoption rate for the remainder of 2014 will remain consistent with the adoption rate for the first nine months of 2014. Despite the uncertainty regarding the growth of the CNG adoption rate in the future, we expect that our sales, marketing, and training efforts during the third quarter will lead to increased sales and market share in the fourth quarter and into 2015.
On the cost side, in an effort to provide our customers with the highest quality, most fuel efficient CNG systems available on the market, we incurred significant costs and expenses during the the third quarter related to testing, validation, production set up, supply chain management, training and servicing of our CNG modules. As a result, our cost of goods sold and gross margins were negatively affected. We expect many of these start-up related costs will be significantly lower in future periods and, in turn, result in substantially higher gross margins.
Fuel Storage & Vehicle Systems Segment
Our Fuel Storage & Vehicle Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of Type IV high pressure compressed natural gas (CNG) storage tanks, including our industry leading Q-Lite® storage tank, and packaged fuel storage modules and systems, including our innovative Q-CabLITE™ and Q-RailLITE™ CNG systems, for a variety of heavy, medium and light-duty trucks and passenger vehicles. Contract services revenue is generated by providing engineering design and support to OEMs, entities specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. We also design, develop and manufacture Type IV storage tanks and complete fuel systems for use in hydrogen fuel cell vehicle applications.
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
Our Q-Lite high-pressure CNG and hydrogen storage tanks are one of the industry's lightest polymer lined composite tanks for use in CNG and hydrogen applications. The tanks are capable of storage at up to 10,000 pounds per square inch (psi), and because of their lightweight nature, less structure for mounting support is required, thereby reducing the overall fuel system weight and increasing available payload. In addition, our large volume tanks maximize onboard storage capacity.
Our Q-CabLITE and Q-RailLITE CNG modules are pre-assembled, quality tested and fully-validated CNG systems, designed for quick integration onto a variety of vehicle platforms in order to maximize range (up to 216 diesel gallon equivalents for a Class 8 truck), improve efficiency, enhance power output and reduce harmful emissions. Our CNG systems are comprised of high pressure tanks and fuel delivery regulation and control systems, and typically incorporate our Q-Lite® line of composite tanks. In our design and build of these tanks and systems we leverage our expertise in safety-critical structural design, high strength materials and topology optimization to provide intelligent lightweight systems that maximize on-board fuel storage and contribute to superior fuel economy, handling and low emission performance.
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

During the nine months ended September 30, we received additional product orders from new and existing customers across the US and Canada for our Q-Lite CNG tank storage systems and complete CNG systems that incorporate our tank storage systems.
In addition, during this period we performed engineering services for key customers that we anticipate could lead to future sales of our storage products and integrated systems. These programs include:

•
The development of a fully-integrated CNG storage and fuel delivery system for robust and cost effective aftermarket conversions of heavy-duty diesel trucks to run on CNG. On March 20, 2014, we announced the delivery of pre-production units of an advanced CNG fuel storage and delivery system, including the control software for the fuel system and engine, to ZHRO Solutions LLC (ZHRO) as part of an on-going development and supply arrangement. These systems are coupled with ZHRO’s CNG injection/engine conversion system and are being used as part of a test fleet at ZHRO for both on-road testing on heavy-duty trucks as well as bench testing. On July 30, 2014, we announced a follow on engineering contract award related to the continued development of the system.

•
The development and integration of a bi-fuel CNG fuel system for the 2015 model year Chevrolet Impala vehicle under a planned production program with General Motors that was initiated in 2012. The initial production units under the program began shipping during the third quarter of 2014.

•
The development of a CNG fuel system for a popular full size passenger vehicle platform with another automotive OEM that was initiated in February 2013 that we anticipate will culminate in commercial vehicles being available in 2016.

•	The development of next generation hydrogen fuel storage tanks under a two year arrangement with an automotive OEM alliance that began in September 2014.

We also design, develop and supply hybrid and PHEV systems. On November 3, 2014, we announced that we had signed an agreement with Fisker Automotive and Technologies Group LLC (Fisker Auto Group) pursuant to which we will license our plug-in hybrid control software to Fisker Auto Group. Under the terms of the agreement, the software license provided to Fisker Auto Group will support Fisker Auto Group’s re-launch of the Karma vehicle platform and planned Atlantic vehicle platform. The agreement also gives Fisker Auto Group the option to acquire joint-ownership of the hybrid control software in the future. In addition, the agreement provides that we will be Fisker Auto Group’s exclusive software development partner until at least such time that Fisker Auto Group exercises its option to acquire joint-ownership of the hybrid control software, including two specific agreed upon initial projects for software development services to be provided to Fisker Auto Group over the next twelve months.
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
On September 15, 2014, we announced that we had entered into an amended and restated lease agreement for our campus in Lake Forest, California, comprising an aggregate of 156,374 square feet, which includes our corporate headquarters, a tank manufacturing and systems assembly building, a super low-emissions testing laboratory, and an advanced technology center. The amended and restated lease extends the existing lease term from May 31, 2015 to May 31, 2018 for two of the three buildings, and to May 31, 2020 for the third buildings. Beginning in June 2015, our monthly base rent for these three building will be reduced by approximately 23%. The Company will also receive up to $234,561 for future tenant improvements.
We have the option to extend the lease terms through May 31, 2020 for the two buildings and to May 31, 2025 for the third building. Extending the lease for our Lake Forest facilities allows us to continue to leverage the investments we have made to our manufacturing and assembly facility and, at the same time, continue to tap into California's engineering and technology pool as part of the advanced technology center's activities.

Results of Operations
Three and Nine Months Ended September 30, 2014 and 2013
The following table provides operating results for our continuing operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenues
Fuel Storage & Vehicle Systems:
Net product sales	$5,048,445	$6,730,267	$(1,681,822)	(25)%	$14,680,433	$14,964,543	$(284,110)	(2)%
Contract services	1,569,778	1,967,030	(397,252)	(20)%	6,422,711	4,218,915	2,203,796	52%
Total revenues	$6,618,223	$8,697,297	$(2,079,074)	(24)%	$21,103,144	$19,183,458	$1,919,686	10%

Cost of Revenues
Fuel Storage & Vehicle Systems:
Cost of product sales	$5,713,080	$4,695,734	$1,017,346	22%	$13,312,589	$10,759,978	$2,552,611	24%
Cost of contract services	1,087,248	1,273,270	(186,022)	(15)%	4,193,747	2,626,249	1,567,498	60%
Total cost of revenues	$6,800,328	$5,969,004	$831,324	14%	$17,506,336	$13,386,227	$4,120,109	31%

Gross Margin
Fuel Storage & Vehicle Systems:
Net product sales	$(664,635)	$2,034,533	$(2,699,168)	(133)%	$1,367,844	$4,204,565	$(2,836,721)	(67)%
Contract services	482,530	693,760	(211,230)	(30)%	2,228,964	1,592,666	636,298	40%
Total gross margin	$(182,105)	$2,728,293	$(2,910,398)	(107)%	$3,596,808	$5,797,231	$(2,200,423)	(38)%

Operating Expenses
Fuel Storage & Vehicle Systems:
Research and development	$2,224,009	$1,203,444	$1,020,565	85%	$5,378,521	$4,508,981	$869,540	19%
Selling, general and administrative	744,459	912,731	(168,272)	(18)%	2,453,515	3,305,364	(851,849)	(26)%
Total	2,968,468	2,116,175	852,293	40%	7,832,036	7,814,345	17,691	—%
Corporate:
Selling, general and administrative	1,475,910	1,559,784	(83,874)	(5)%	4,852,214	5,191,061	(338,847)	(7)%
Total operating expenses	$4,444,378	$3,675,959	$768,419	21%	$12,684,250	$13,005,406	$(321,156)	(2)%

Operating Income (Loss)
Fuel Storage & Vehicle Systems	$(3,150,573)	$612,118	$(3,762,691)	(615)%	$(4,235,228)	$(2,017,114)	$(2,218,114)	110%
Corporate	(1,475,910)	(1,559,784)	83,874	(5)%	(4,852,214)	(5,191,061)	338,847	(7)%
Total operating loss	$(4,626,483)	$(947,666)	$(3,678,817)	388%	$(9,087,442)	$(7,208,175)	$(1,879,267)	26%
FUEL STORAGE AND VEHICLE SYSTEMS
Products
Net product sales decreased in the third quarter and first nine months of 2014 largely due to lower volume of CNG fuel storage tanks shipped during the current year quarter. We expect that overall product revenue will increase during the fourth quarter of 2014 as compared to the third quarter of 2014, as we anticipate a significant increase in shipments of our new fuel storage systems, which include back-of-cab and frame rail mounted fuel modules, in addition to increased deliveries of fuel systems associated with General Motors’ CNG bi-fuel Chevy Impala passenger vehicle.

Gross margins on product sales for the third quarter and first nine months of 2014 declined as compared to the same periods of 2013 due to lower volumes and due to a change in product mix. Specifically, gross margins during the current year third quarter were negatively impacted by initial start up costs and high build costs associated with setting up expanded manufacturing processes to produce new fuel storage module products. These third quarter current period costs include incremental expenses to set up new supply chains, establish new processes, acquire parts and materials at low volume premium pricing levels, and scrap out of parts that do not meet our internal quality standards or that result from enhanced designs. We expect these incremental expenses to decline as we move past the initial stages of production and realize higher volume levels which, in turn, will improve our gross margins in future periods.
Contract Services
Contract services revenue increased in the first nine months of 2014 primarily due to higher levels of engineering services related to CNG fuel storage system integration and next generation storage technologies programs, partially offset by a decrease in engineering activities associated with hydrogen programs. The increased CNG development activities in the first nine months of 2014 included $3.2 million of engineering services provided to Advanced Green Innovations, LLC, and its affiliate, ZHRO Solutions LLC (collectively "AGI") under development contracts that began in the second quarter of 2013 for the design, development and validation of a complete packaged CNG fuel storage and delivery system for aftermarket use for heavy and medium-duty trucks. The completed system will enable diesel powered trucks to be converted to run on a dedicated CNG injection/ engine conversion system developed by AGI. In addition, we also recognized $2.0 million of contract services in the first nine months of 2014 associated with development and certification activities for the General Motors Impala CNG bi-fuel system. Contract services revenue decreased in third quarter of 2014 primarily due to customer initiated program delays and a decrease in engineering activities associated with hydrogen programs. We expect engineering services related to a new PHEV software development program with Fisker Auto Group and a new hydrogen tank development program with an automotive OEM alliance to increase during the fourth quarter, which will offset declines in CNG fuel storage development programs as a result of a customer initiated program delay on behalf of AGI and the transition of the General Motors' Impala development program to production.
Our customer funded development activities are reported as costs of contract services. Gross margins realized on contract services revenue for the first nine months of 2014 decreased slightly from the same periods in 2013 primarily due to a gain recognized in the second quarter of 2013 due to the closing out of a certain program.
Research and Development
Internally funded research and development efforts relate primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels to add to our existing product families. In addition, we incurred additional expenses during the current year third quarter for design and validation of CNG fuel module storage products. We expect the level of internally funded research and development efforts to decline in the fourth quarter of 2014 as compared to the third quarter of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for Fuel Storage & Vehicle Systems decreased in the third quarter and first nine months of 2014 as compared to the same periods of 2013. Expenses in the 2013 periods included charges recognized for certain uncollectible accounts receivable that were not required in the 2014 periods. We expect selling, general and administrative expenses for Fuel Storage & Vehicle Systems for the fourth quarter of 2014 to be consistent with the third quarter of 2014.

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
Corporate expenses were lower in the third quarter and first nine months of 2014 as compared to the same periods of 2013 primarily due to the elimination of certain facility costs that were recognized in the prior year periods and certain cost reduction initiatives implemented over the past twelve months.

NON-REPORTING OPERATING SEGMENT
The following table provides non-reporting operating segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense:
Contractual cash interest	$(174,857)	$(402,544)	$(638,601)	$(1,337,062)
Non-cash imputed interest	(222,558)	(835,787)	(994,060)	(2,978,550)
	(397,415)	(1,238,331)	(1,632,661)	(4,315,612)
Fair value adjustments of derivative instruments	22,000	(2,935,629)	2,005,864	(2,651,629)
Other expenses	—	—	(1,765,000)	(5,998)
Total	$(375,415)	$(4,173,960)	$(1,391,797)	$(6,973,239)

Interest expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Non-cash imputed interest expense in the third quarter and first nine months of 2014 were primarily associated with convertible notes and warrants issued in September 2013. Non-cash imputed interest expense for the first nine months of 2013 included $0.9 million associated with bridge notes and warrants sold to investors on January 24, 2013, and $1.8 million associated with bridge notes and warrants sold to investors during June and July of 2012. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013. We expect the level of overall interest expense for the fourth quarter of 2014 to be near the level recognized during the third quarter of 2014.
Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The gains recognized during the first nine months of 2014 were primarily due to a $2.6 million gain resulting from the expiration of the October 2006 Warrants in April 2014 and a decrease in our closing share price that decreased the fair value of the derivative instrument liabilities ($7.80 at December 31, 2013 to $3.72 at September 30, 2014). The gains recognized during the third quarter of 2014 were primarily attributable to the decrease in our closing share price. The losses recognized during the first nine months of 2013 were primarily due to the increase in our closing share price that increased the fair value of the derivative instrument liabilities and the triggering of an anti-dilution price reset provision contained in the October 2006 Warrants which reduced the exercise price and increased the number of shares underlying the warrants.
Other expenses. The increase in other expenses for the first nine months of 2014 as compared to the first nine months of 2013 was due to $1.8 million in charges recorded in the second quarter of 2014 related to the Iroquois Litigation. See Note 12 of our condensed consolidated financial statements and Part II "Item 1. Legal Proceedings" for additional information.

DISCONTINUED OPERATIONS
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenue:
Net product sales	$302,019	$397,307	$(95,288)	(24)%	$1,803,847	$1,943,615	$(139,768)	(7)%
Costs and expenses:
Cost of product sales	144,962	148,977	(4,015)	(3)%	440,011	497,646	(57,635)	(12)%
Selling, general and administrative	36,791	153,630	(116,839)	(76)%	136,002	681,929	(545,927)	(80)%
Research and development	—	—	—		—	16,872	(16,872)	(100)%
Impairment of long-lived operating assets	—	—	—		434,768	2,508,076	(2,073,308)	(83)%
Loss on sale of discontinued operations held for sale	—	159,034	(159,034)	(100)%	—	212,791	(212,791)	(100)%
Total costs and expenses	181,753	461,641	(279,888)	(61)%	1,010,781	3,917,314	(2,906,533)	(74)%
Operating income (loss)	120,266	(64,334)	184,600	(287)%	793,066	(1,973,699)	2,766,765	(140)%
Interest expense, net	(318,398)	(346,672)	28,274	(8)%	(949,110)	(1,071,753)	122,643	(11)%
Other, net	—	—	—		484	227,846	(227,362)	(100)%
Net loss from discontinued operations, net of taxes	$(198,132)	$(411,006)	$212,874	(52)%	$(155,560)	$(2,817,606)	$2,662,046	(94)%

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
Net loss from discontinued operations, net of taxes, decreased during the first nine months of 2014 primarily due to lower impairment charges recognized in 2014. Impairment charges of $0.4 million of goodwill impairment associated with Zephyr were recognized in the first nine months of 2014 as compared to $2.5 million recognized in the first nine months of 2013, of which $1.6 million related to goodwill associated with Zephyr, $0.8 million related to intangible assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm.
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

LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define as the twelve month period ending September 30, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
Our principal sources of liquidity as of September 30, 2014 consisted of consolidated cash and cash equivalents of $5.8 million and up to $2.5 million of availability under our line of credit.
Based on current assumptions and estimates, we may have to raise capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing accounts receivable from AGI, and (iii) the success of our efforts to sell the remaining assets of Schneider Power, over the next several months.
We believe that we will be able to raise a sufficient level of additional capital over the next twelve months, if necessary, to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the normal course of business.
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
Net cash used in operating activities increased to $13.4 million for the first nine months of 2014 as compared to net cash used of $6.3 million for the first nine months of 2013. The net cash used is primarily due to operating losses of $9.9 million, net of non-cash charges of $0.7 million and the cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $3.5 million. The net cash used for working capital for the first nine months is primarily as a result of an increase of inventory in the amount of $2.8 million, the payment of $1.1 million in damages related to the Iroquois litigation and a reduction in accounts payable of $1.8 million, partially offset by a reduction in accounts receivable of $2.0 million.
Net cash used in investing activities increased to $5.9 million for the first nine months of 2014 as compared to net cash used of $1.3 million for the first nine months of 2013. The increase in net cash used during the first nine months of 2014 is primarily due to higher capital expenditures for equipment purchases to expand our tank manufacturing capacity.
Net cash provided by financing activities increased to $18.1 million for the first nine months of 2014 as compared to net cash provided of $11.6 million for the first nine months of 2013. Net cash provided by financing activities for the first nine months of 2014 primarily consisted of net proceeds of $15.3 million from the sale and issuance of common stock in connection with an underwritten public offering we completed in February 2014, $5.1 million of proceeds received from warrant exercises, and $2.5 million in advances under our line of credit. Cash used in financing activities for the first nine months of 2014 primarily related to repayments of debt obligations of $3.8 million under our line of credit, $0.6 million under our capital lease obligation, and $0.6 million under the credit facility of our discontinued operations. Net cash provided by financing activities for the first nine months of 2013 consisted principally of $10.4 million of net proceeds from the sale of convertible notes issued in September 2013, $1.4 million of net proceeds from bridge notes issued in January 2013, $4.2 million of net proceeds from the sale of common stock under ATM offerings, $2.7 million of net proceeds from the sale of common stock in a registered direct offering in May 2013, $1.4 million of borrowings under our capital lease arrangement, and $0.8 million in advances under our line of credit. Cash used in financing activities for the first nine months of 2013 primarily related to repayment of the June/July 2012 Bridge Notes in the amount of $7.1 million, repayment of the January 2013 Bridge Notes in the amount of $1.6 million, and payments on our capital lease obligation in the amount of $0.5 million.

Capital Resources
On February 20, 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of $15.3 million from the sale and issuance of 2,357,500 shares of our common stock.
On February 19, 2014, we repaid in full the outstanding balance due under our line of credit of $3.8 million. On March 14, 2014, we and Bridge Bank, National Association, entered into a Second Loan and Security Modification Agreement pursuant to which, among other things, (i) the maturity date for our $5.0 million revolving line of credit was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced from the bank's prime rate, plus 2.0% to the bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at Bridge Bank at least $1.5 million of cash and cash equivalents at all times through maturity was added. On September 25, 2014, we borrowed $2.5 million under the line of credit which remained outstanding as of September 30, 2014.
During the first nine months of 2014, we received proceeds of $5.1 million from the exercise of outstanding warrants.

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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Iroquois Litigation. See Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2013, and Part 1, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014, for additional disclosure regarding this matter. On September 3, 2014, we paid Iroquois $1,108,349 in cash for monetary damages and interest. The Court has not yet ruled on Iroquois' motion related to reimbursement of its legal fees and expenses.

Item 1A. Risk Factors
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2014, which are incorporated herein by reference. Material changes to such risk factors are:

Risks Related to Our Business
Advanced Green Innovations, LLC and its affiliate ZHRO Solutions, LLC has represented a substantial portion of our historical revenues and an adverse change in their business could materially affect our business and financial results.
Since 2012, a large percentage of our historical revenues have been derived from engineering services provided to Advanced Green Innovations, LLC and its affiliate ZHRO Solutions, LLC (collectively "AGI"). For the nine month period ended September 30, 2014 and the calendar year ended December 31, 2013, our revenues from AGI comprised 15% and 12%, respectively, of our total revenues.
As of September 30, 2014, our outstanding billed and unbilled receivables from AGI amounted to approximately $2.8 million. Of this amount, $1.0 million was beyond the contractual due dates for payment. During the third quarter of 2014, AGI informed us that they are experiencing liquidity constraints which have caused delays in payments. Further, AGI informed us that they are delaying our remaining portion of their development program for the remainder of 2014. While we currently believe that AGI will be able to raise sufficient capital to continue their operations, resume our portion of the development program and pay the amounts owed to us, if they are unsuccessful in raising sufficient capital, we may have to specifically reserve and/or write-off amounts owed to us if we determine in the future that the amounts may not be fully realizable and such write off would have a material impact on our liquidity. In addition, continued delays of the development program would have a material adverse affect on our future revenues, business and financial results.
We are dependent on a limited number of customers.
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue for the foreseeable future. Revenues from our largest customer, Agility Fuel Systems (Agility), comprised 36% and 43%, and revenues from our top three customers comprised 63% and 64%, of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. On May 6, 2014, Agility announced that it had entered into a joint venture arrangement with one of our competitors for the supply of CNG tanks. While we anticipate we will continue to ship tanks to Agility during the remainder of 2014 under an existing open blanket purchase order they placed in February 2014, we can provide no assurance that Agility will continue as a customer thereafter. In the event we are unable to replace the anticipated lost revenue with sales to other customers, it would have a material adverse effect on our business and financial condition.
Our business plan is focused on CNG and our expectations regarding revenue growth is based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan is highly focused and dependent on CNG and contemplates that our revenues from CNG product sales will increase from historical levels, and our business strategy contemplates continued growth in the CNG vehicle segment and increased demand for our CNG products. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG fuel storage modules will continue to increase, that relationships with our customers will continue, that new product offerings and technologies that we develop will achieve market acceptance, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG, whether we can maintain a competitive advantage over our competitors, that we will be able to execute orders in accordance with the terms of our contracts, and whether we can increase production capacity to meet customer demand. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and future projected revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows common shares that were surrendered to the Company by employees to pay taxes in connection with shares of restricted stock issued under the Company’s 2011 Stock Incentive Plan that vested during the period:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share
August 2014	12,165	$5.18
Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/s/ BRADLEY J. TIMON
Bradley J. Timon,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended September 30, 2014

3.1
Restated Certificate of Incorporation of the Registrant, dated July 2, 2014 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Transition Report on Form 10-K/T filed with the SEC on March 28, 2012).
10.1
Amended and Restated Lease Agreement between the Registrant and Braden Courts Associated (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2014.

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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): 101.INS - XBRL Instance Document, 101.SCH - XBRL Taxonomy Extension Schema Document, 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document, 101.DEF XBRL Taxonomy Extension Definition Linkbase Document, 101.LAB XBRL Taxonomy Extension Label Linkbase Document, 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith