Form 10-K
period 2014-12-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2015-03-16
CIK 1166380

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $132,264,562.

As of March 13, 2015, the registrant had outstanding 27,878,545 shares of common stock.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our belief that our total revenues in 2015 will increase by 40% to 50% over total revenues for 2014;

•	our belief that certain start up costs will be significantly lower in the future and our gross margins will exceed 20% in future periods once our systems strategy is fully implemented;

•	our belief that our liquidity is sufficient to cover our existing operations and obligations through at least December 31, 2015;

•	our belief that we can make dependable estimates of the revenue and costs applicable to the various stages of a contract;

•	our expectations regarding 2015 financial performance and results including results from operations for our Fuel Storage & Systems segment;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our growth plans as required over the next twelve months and beyond;

•	our belief that our current operating plan and the shift in our business strategy will allow us to achieve profitability in the future;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure;

•	our belief that the facilities in Lake Forest, California are adequate for our current and expected product manufacturing operations and original equipment manufacturer (“OEM”) development programs;

•	our belief that our outstanding receivable from Advanced Green Innovations and its affiliates is fully realizable;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the number of complete compressed natural gas (“CNG”) systems we would be able to manufacture and deliver on an annual basis;

•	our expectation that shipments of our CNG fuel storage systems will grow;

•
our expectation that engineering services related to the plug-in electric vehicle systems software development program with Fisker Auto Group and the new hydrogen tank development program with an automotive OEM alliance will increase;

•
our belief that the new product offerings, sales, marketing and training efforts over the last twelve months will lead to increased sales, will strengthen our market position and help in furthering the CNG adoption rate;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectation that our overall gross profit and margins on net product sales will increase in 2015;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that we are adequately insured for any products liability claims or product recalls;

•	our belief that natural gas is the most cost-effective fuel available on the market today and that this trend will continue for the foreseeable future;

•	our belief that as the market adjusts to the underlying economic benefits of natural gas there could be opportunities for the use of CNG in passenger vehicles;

•
our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas and that such transition will generate increased demand for our CNG products;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that a passenger CNG vehicle platform we are working on with an OEM will be commercially available beginning in 2016;

•	our belief that we will be able to sell the remaining assets of Schneider Power within our expected time frame;

•	our belief that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

ii

•	our belief that our business decision and strategy to supply complete CNG systems direct to the OEMs and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will prevail on any appeal filed by Iroquois;

•	our expectation that the level of gains or losses on derivative instruments will be immaterial in future periods; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

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
These forward-looking statements represent our estimates and assumptions only as of the date made. We undertake no duty to update these forward-looking statements after the date of this report, except as required by law, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

Company Overview
We are a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage tanks and packaged fuel storage systems and the integration of vehicle system technologies, including engine and vehicle control systems and drivetrains.
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
We classify our business operations into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is classified as discontinued operations as discussed further below.

Fuel Storage & Systems Segment
Our Fuel Storage & Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of Type IV high pressure compressed natural gas (CNG) storage tanks and packaged fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. Contract services revenue is generated by providing engineering design and support to Original Equipment Manufacturers (OEMs), entities specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel storage systems and advanced propulsion systems integrate and operate with our customers’ CNG, hybrid or fuel cell applications.
Our products and services are designed to offer our customers a clean and cost-effective alternative to gasoline and diesel powered vehicles, which, in turn, enables our customers to benefit from significantly lower fuel prices, contribute to a cleaner environment, meet sustainability and average fuel economy mandates, and help our country reduce its dependence on foreign oil. The primary market for our CNG tanks and systems is currently heavy, medium and light-duty trucks. We sell our products and services direct to vehicle level OEMs, system integrators for OEM level applications, fleets and through aftermarket integrators.
The cost savings offered to fleets by using natural gas as a fuel compared to gasoline or diesel is significant and compelling. Natural gas is the cheapest transportation fuel available on the market today and we expect the trucking industry to continue to transition a greater percentage of their fleet vehicles to run on natural gas systems due to the current favorable economics of natural gas. As the market continues to adjust to the underlying economic benefits of natural gas, we believe there will be substantial opportunities in the passenger vehicle market.
 We offer a variety of packaged fuel storage systems, including our Q-CabLITE and Q-RailLITE, both of which are pre-assembled, quality tested and fully-validated CNG storage modules for quick integration onto a variety of vehicle platforms. Our CNG packaged storage systems are comprised of high pressure Type IV tanks and fuel delivery regulation and control systems designed to improve efficiency, enhance power output, and reduce harmful emissions. Our integrated and packaged systems typically incorporate our Q-Lite® line of composite tanks and leverage our expertise in safety-critical structural design, high strength materials and topology optimization to provide intelligent lightweight systems that maximize on-board fuel storage and contribute to superior fuel economy, handling and low emission performance. Our CNG packaged fuel systems for heavy duty truck applications are also designed to maximize range, with our largest systems providing on-board CNG fuel storage for Class 8 trucks of up to 216 diesel gallon equivalents.

Our Q-Lite tanks are capable of storage at up to 10,000 pounds per square inch (psi). Due to the lightweight nature of our storage tanks, less structure for mounting support is required, thereby reducing the overall storage system weight and increasing available payload. In addition, our large volume tanks maximize on-board storage capacity.
 Our CNG tanks have been tested for compliance with the U.S. industry standard CSA NGV2 and in some cases to the Canadian CSA B51 Part II standard and to the United Nations ECE Regulation No. 110. Our tanks meet the U.S. Federal Motor Vehicles Safety Standard FMVSS 304. Our tanks are available for sale in the United States and certain tank models are available for sale in Europe, Canada, Asia, and Australia.
 In addition to our CNG and hydrogen storage systems, we design, develop and supply hybrid and plug-in electric vehicle (PHEV) systems, which include complete powertrain systems or sub-systems and components and are designed to improve vehicle fuel economy and performance, leverage existing gas station infrastructure, and utilize home-based battery recharging. Our proprietary software and control systems are integrated into base vehicle components such as the engine, generator, motor, inverters, battery system, power converters, and charger to provide customized hybrid and PHEV drive-train technologies and systems and can be packaged utilizing different designs, technologies and subsystems.
On November 3, 2014, we announced that we had recently entered into an agreement with Fisker Automotive and Technologies Group LLC ("Fisker Auto Group") pursuant to which we will license our plug-in hybrid control software to Fisker Auto Group and, in return, receive an initial payment of $2.0 million in November 2014, and a second payment of $2.0 million on or before October 27, 2015.  Under these terms, the software license provided to Fisker Auto Group will support Fisker Auto Group's re-launch of the Karma vehicle and, upon our receipt of the second $2.0 million installment, the license granted to Fisker Auto Group will be expanded to include use on Fisker Auto Group's planned Atlantic vehicle line.  The agreement also gives Fisker Auto Group the option to acquire joint-ownership of the hybrid control software for the Karma, Atlantic and future platforms for additional consideration on or before October 27, 2016. In addition, the agreement provides that we will be Fisker Auto Group's exclusive software development partner until at least such time that Fisker Auto Group exercises its option to acquire joint-ownership of the hybrid control software, including two specific agreed upon projects that comprise approximately $1.35 million of software development services to be provided to Fisker Auto Group prior to October 27, 2015.
Discontinued Operations-Renewable Energy Segment Held For Sale
Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power, which we acquired on April 16, 2010. Schneider Power, previously headquartered in Toronto, Ontario, Canada, and now administered out of our Lake Forest, California facility beginning in January 2014, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012, have completed sales of certain assets of Schneider Power through December 31, 2014 and are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 megawatt (MW) Zephyr wind farm operating asset. As a result of these actions and our expectations for a completion of a sale of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.
Corporate Segment
Our Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
Products and Services
All of our products are designed, tested and validated in accordance with our own internal requirements, as well as tested for compliance to national and international industry standards under third-party approval by TÜV and verified for conformance to regulatory codes, including the U.S. Federal Motor Vehicles Safety Standard FMVSS 304.
Our products and services include:
Products:
High pressure gaseous fuel tanks. Our Q-Lite tanks are advanced composite, ultra-lightweight tanks that provide efficient storage of compressed natural gas or hydrogen at pressures up to 10,000 psi (1000 bar). We carry in stock several different tank sizes ranging in capacity from 234 liters to 603 liters and have the expertise and capability to design specific tank sizes to accommodate our customer’s needs. Our product line includes tanks that can be strap-mounted or neck-mounted depending upon our customer’s required application.
Packaged fuel system modules. Our Q-CabLITE and Q-RailLITE modules are pre-assembled, quality tested and fully validated packaged fuel storage modules, which incorporate up to 3 high pressure gaseous tanks with fuel delivery regulation and control systems. These modules are designed for efficient integration onto a customer’s vehicle platform.
Gaseous fuel electronic vehicle control systems and software. Our proprietary software is incorporated into certain of our alternative fuel systems. Our software is OEM level and incorporates torque security features per ISO 26262 in a Spice Level 3 compliant package. These control systems monitor and optimize electrical control strategies and/or gaseous fuel flow to drive systems to meet our customer’s and regulatory requirements.
Hybrid control & motor control software systems. Our hybrid control software systems optimize the operation of all hybrid and PHEV subsystems including the engine, generator, motor, inverters, battery system, power converters, and charger to maximize fuel economy while minimizing emissions.
Inverters and Motors. We provide customization of inverters and a variety of motors as an integral subsystem to our drive systems. The inverters are very efficient and compact devices which have been specified and/or designed by us. Our drive systems use primarily Interior Permanent Magnet motors due to their substantially higher efficiency, especially at low speeds. For products not available off-the-shelf, we will have them contract manufactured to meet product or customer specifications.
Engine/Generator and Fuel Cell Power. We provide power generating systems for use as a prime-mover or range extender. We optimize engines to operate at high efficiency and with low emissions on conventional or alternative fuels. We develop specifications and contract production of customized generators to maximize vehicle efficiency. We also have experience integrating fuel cells and hydrogen storage and fuel delivery systems into vehicle applications.
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
Vehicle Level Assembly. We develop and manage the assembly process for integration of our systems into end products at our or our customer’s facility for low to high volume applications. We also build complete concept vehicles.
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

Business Strategy
Our strategy is to leverage our CNG storage systems, tier I automotive OEM supplier experience, our proprietary technologies and products and our capabilities in gaseous fuel storage and fuel system integration and vehicle level assembly in order to be an industry leader in the innovation, development, production and integration of lightweight CNG, fuel storage systems. Our business strategy includes:

•	Focusing our efforts on natural gas vehicle programs with short-term, high-volume commercialization opportunities.
•	Advancing our market position as a leader in lightweight tank technology through improved product branding and enhanced market profile as a “one-stop-shop” for complete CNG storage system solutions.
•	Pursuing existing and new opportunities for our CNG storage and fuel systems solutions in the passenger vehicle and light, medium and heavy duty truck markets.
•	Developing our existing relationships and creating new relationships with OEMs, fleets and other CNG market participants to support the delivery of integrated solutions.

Competition
We face competition from a number of Type IV tank manufacturers and CNG storage system providers. Our largest CNG storage system competitor is Agility Fuel Systems. In light of the worldwide growth in demand for CNG fuel systems, we expect new competitors to enter into the market. In addition to overall pricing, the principal competitive factors in the markets in which we operate include product features, specifically size and weight, relative price and performance, product quality and reliability, design innovation, and service and support.
We believe that our depth of experience in gaseous fuel storage and as an automotive Tier 1 system integrator, our industry-leading lightweight design and the optimized structural mounting and increased driving range provided by tanks together with our systematic approach to vehicle integration, testing and validation capabilities and established engineering processes provide us with a competitive advantage.
With respect to our hybrid and PHEV fuel systems, we believe that our competitive advantage over current and potential future competitors is our software development, technology portfolio and integration expertise derived from many years of experience with advanced propulsion systems combined with our belief that we can bring a new system to market faster than our competitors.
Raw Materials
With respect to our storage tanks, carbon fiber represents the largest component cost. We currently purchase our carbon fiber from multiple sources, including Toray Industries, Inc. There are a number of carbon fiber suppliers in the marketplace and we do not expect shortage of this raw material in the future based on announced expansion plans and industry reports.
Customers
A large percentage of our revenue is typically derived from a small number of customers and we expect this trend to continue for the foreseeable future. Agility Fuel Systems comprised 28% and 45%, Ryder System, Inc. and its affiliates comprised 12% and 0%, General Motors comprised 11% and 8%, and Advanced Green Innovations, LLC and its affiliates comprised 9% and 12%, of the total consolidated revenue for continuing operations reported for the years ended December 31, 2014 and 2013, respectively.

Backlog

At December 31, 2014, our total product backlog was $17.8 million, which is primarily associated with CNG fuel storage tanks and systems.
Intellectual Property
We rely primarily on patent and trade secret laws to protect our intellectual property rights. Although we recognize the importance of patent and trade secret laws and, when appropriate, seek the advantages and benefits these laws offer, we believe that our growth and future success will be more dependent on factors such as the knowledge, experience and expertise of our personnel, new product introductions, continued emphasis on innovation, research and development and creation of “know-how.” We currently have patents that have been issued or are pending in the United States, Canada, Europe and/or Asia. Although the continued development and protection of our intellectual property is important to our future success, the loss of any one particular patent would not have a material adverse affect on our business.
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
Furthermore, we strive to meet stringent industry standards set by industry and standards associations, codes set by various regulatory bodies and industry practices, including the U.S. Department of Transportation Federal Motor Vehicle Safety Standards, the California Air Resources Board, the Environmental Protection Agency, the National Fire Protection Association, United Nations Economic Commission for Europe (UNECE), Canadian Registration Authorities, NGV America, European Integrated Hydrogen Project, Kouatsugasu Hoan Kyokai, Underwriters Laboratories, the International Standards Organization, the Society of Automotive Engineers and CSA America. Compliance to standards and jurisdictional approvals enhance the acceptability of our products in the domestic and international marketplace.
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
Advanced Emissions testing-performing emissions and certification testing on vehicles that utilize California Air Resources Board (CARB) and U.S. Environmental Protection Agency (EPA) approved advanced technology to test low emission vehicles.
Component and Subsystem Test Facilities-extended vibration, shock loads and accelerations, extreme temperature exposure from -85° F to 392° F, thermal shock, cyclic corrosion, extended salt, fog, humidity and dryness cycling, severe acid and alkali corrosion, flow simulations, and pneumatic leak checks.

Employees
As of March 13, 2015, we had 169 full-time employees and 3 part-time employees. During peak production periods, we may increase our work force. Historically, the available labor force has been adequate to meet such periodic requirements. None of our employees are represented by a collective bargaining agreement.
Financial Information about Segments, Customer Concentrations and Geographic Areas
Additional information regarding our business segments, certain customer concentrations and geographic areas where we have revenues is contained in Notes 14 and 15 to our Consolidated Financial Statements in Part IV, Item 15(a)(1) of this Annual Report.
Reverse Stock Split
On July 30, 2013, we implemented a reverse stock split pursuant to which all classes of issued and outstanding shares of our common stock at the close of business on such date were combined and reconstituted into a smaller number of shares of common stock in a ratio of 1 share of common stock for every 4 shares of common stock. Concurrently, our authorized shares of common stock were reduced proportionately from 150,000,000 to 37,500,000, of which 25,000 shares were designated as Series B non-voting common stock. The reverse stock split did not affect our 20,000,000 shares of authorized preferred stock. The share information contained within this report, including the accompanying consolidated financial statements and footnotes, have been retroactively adjusted to reflect the effects of the reverse stock split.
Certificate of Incorporation
On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock and on May 16, 2014 our certificate of incorporation was further amended to increase the number of shares of common stock $0.02 par value, we are authorized to issue to 50,000,000. We are also authorized to issue 20,000,000 shares of preferred stock.
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

We have a history of operating losses and negative operating cash flows. We incurred net losses from continuing operations before income taxes of $14.5 million and $20.0 million for the fiscal years ended December 31, 2014 and 2013, respectively.
We have significantly improved our liquidity position over the past couple of months and believe that we have sufficient liquidity to cover existing operations and obligations through at least December 31, 2015, and a long-term strategy in place that will allow us to operate profitably in the future. However, if we fail to execute our strategy or if there is a change in the market conditions or any other assumptions we used in formulating our liquidity analysis and business strategy, our liquidity analysis may not be accurate and our long-term strategy may not be successful in achieving profitability. As a result, investors could lose confidence in our company and the value of our common stock could decline.

We have a substantial amount of indebtedness. If we are unable to repay our indebtedness or refinance or extend such indebtedness, it would have a material adverse effect on our financial condition and ability to continue as a going concern.
As of December 31, 2014, we had approximately $16.9 million of principal and interest owing under our debt obligations related to our continuing operations and $19.6 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt related to our continuing operations includes $1.6 million owed to a finance company that is secured by specific equipment assets, $4.5 million owed to our senior secured lender, which is secured by substantially all of our assets used in continuing operations, and $10.7 million owed to convertible note holders that have a second lien position on substantially all of our assets used in continuing operations.
If we do not have sufficient capital to repay these obligations when they become due or if we cannot otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. Further, if we were to default on the secured debt, the lenders would have the right as secured creditors to foreclose on the assets securing the debt.

Our revolving line of credit facility with our senior secured lender contains certain affirmative and negative covenants which could restrict the manner in which we conduct business and, if we fail to comply with such covenants, it could restrict our ability to access the full amount available under the credit facility and result in the acceleration of the debt extended, if any, pursuant to such credit facility.
Our credit facility with our senior secured lender, as last amended on February 10, 2015, provides us with a $7.5 million line of credit and is secured by substantially all of the assets used in our continuing operations, contains certain financial covenants and other restrictions applicable to us which could reduce our flexibility in conducting our operations by limiting our ability to borrow money and may create a risk of default on our debt if we cannot continue to satisfy these covenants.
If we default in any of the affirmative or negative covenants applicable to us or otherwise default in the credit facility, the lender could, among other things, declare a default, accelerate the maturity date of any outstanding indebtedness and, if we are unable to repay, exercise its rights under the credit facility to, among other things, foreclose on our assets.

Risks Related to Our Business
Risks Related to our Fuel Storage and Systems Segment

We are dependent on a limited number of customers.
     A large percentage of our revenue is typically derived from a small number of customers. Revenues from our largest customer comprised 28% and 45% of our total revenues for the years ended December 31, 2014 and 2013, respectively, and revenues from our top three customers comprised 51% and 66% of our total revenues for the year ended December 31, 2014 and 2013, respectively. We expect this trend to continue for the foreseeable future. In the event there is an unfavorable change in our business relationship with our significant customers, it could have a material adverse effect on our business and financial results.
Our business plan is focused on CNG and our expectations regarding revenue growth for calendar 2015 is based on a number of assumptions, which if incorrect, would have a material effect on our actual revenues and our business.
Our business plan for calendar 2015 is highly focused and dependent on CNG and contemplates that our revenues from CNG fuel storage tanks and fuel module systems will increase significantly from historical levels, and our business strategy contemplates continued growth in the CNG vehicle segment. We are currently estimating that our total revenue for 2015 will exceed our total revenue for 2014 by approximately 40% to 50%. We base our estimate for total revenue on a number of assumptions including, without limitation, that market growth for CNG trucks and demand for our CNG fuel storage products will continue to increase, that our relationships with our customers will continue for the foreseeable future, that the cost of natural gas will continue to be lower than gasoline and diesel by an amount that justifies conversion to CNG, the decision by fleet managers to switch to CNG and whether we can maintain a competitive advantage over our competitors. In the event that any of our assumptions are inaccurate, it could have a material effect on our business plan and projected revenues for calendar 2015.
Fuel price differentials are difficult to predict and may be less favorable in the future. If the price of natural gas does not remain sufficiently below the prices of gasoline and diesel, potential customers will have less incentive to purchase natural gas vehicles, which would limit our growth.
     The growth of the natural gas vehicle market, CNG adoption rates, and our ability to grow the business depends in large part on the price differential between natural gas, diesel and gasoline fuels. Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because the components needed for a vehicle to use natural gas add to a vehicle’s base cost. If the price of natural gas does not remain sufficiently below the prices of gasoline and diesel, operators may delay the purchase of natural gas vehicles or decide not to convert their existing vehicles to run on natural gas because of a perceived inability to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner. Natural gas has generally been, and currently is, less expensive than diesel fuel in many jurisdictions; however, the price differential has decreased over the past several months. The price differential is affected by many factors, including changes in domestic and foreign supplies of natural gas and crude oil, availability of shale gas, domestic storage levels, pipeline transportation capacity for natural gas, refining capacity for crude oil, weather conditions, level of consumer demand, economic conditions, and domestic and foreign government regulations (including, without limitation, excise and fuel tax policies) and political conditions. There can be no assurance that natural gas will remain less expensive than diesel and gasoline fuels. Any decrease in the cost savings offered by the use of natural gas vehicles could result in fewer purchases of or conversions to natural gas vehicles, which would cause our customer base and our sales of fuel storage systems and services to decrease and our business to suffer.
Advanced Green Innovations, LLC (“AGI”) and its affiliate ZHRO Solutions, LLC (“ZHRO”) recent default in the terms of a Debt Repayment Agreement could materially affect our business and financial results.
     AGI, and its affiliate, ZHRO owe us approximately $2.8 million for engineering, design and development services as of December 31, 2014, of which $2.2 million was invoiced by us through October 3, 2014, and $0.6 million represented unbilled receivables as of October 3, 2014. On December 11, 2014, we, AGI, ZHRO and their affiliate, Advanced Green Technologies, LLC (“AGT”), entered into a Debt Repayment Agreement and Pledge Agreement with respect to the $2.2 million of billed receivables. AGI and ZHRO are currently in default of the terms of the Debt Repayment Agreement due to their failure to timely make the $300,000 payment due on December 25, 2014, the $200,000 payment due on January 31, 2015, and the $200,000 payment due on February 28, 2015. To date, AGI and ZHRO have paid us $150,000 of the $700,000 due under the Debt Repayment Agreement.
     While we continue to believe that AGI will be able to raise sufficient capital to continue their operations and pay the amounts owed to us or that we will be able to recover all or a substantial portion of the amount owed to us by AGI and ZHRO from the collateral securing the obligation, if they are unsuccessful in raising sufficient capital or if we are unable to sell or otherwise realize an amount on the collateral sufficient to repay the amount owed to us, we may have to specifically reserve and/or write-off amounts owed to us if we determine in the future that the amounts may not be fully realizable and such write-off would have a material impact on our liquidity. The collateral that we received to secure AGI’s and ZHRO’s performance of their obligations under the Debt Repayment Agreement is comprised of all of AGI’s and AGT’s ownership interests in East Camelback, LLC, consisting of 510 voting units (51.0%), 474 non-voting units and 47.5% of the participation rights in East Camelback, LLC. East Camelback, LLC indirectly owns 100% of a commercial building, consisting of approximately 23,700 square feet of office space, located in Phoenix, Arizona. Given the nature of the collateral, if we foreclose on the collateral, we cannot provide any assurance of when we would be able to sell or otherwise monetize the foreclosed collateral or how much we would be able to realize upon the sale of such collateral. In addition, if AGI or ZHRO were to become subject to bankruptcy proceedings, our preference in the collateral could be avoided, and we could lose the benefit of the security on the collateral.
If Iroquois Master Fund’s appeal is successful, we may have to pay them additional damages and legal fees.
     On December 15, 2014, Iroquois Master Fund (“Iroquois”) filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit from the judgment entered by the United States District Court for the Southern District of New York. Although we believe that we will prevail on appeal, we can provide no assurance that the Second Circuit will uphold District Court’s judgment. If the Second Circuit were to reverse the District Court’s decision, then we may have to pay Iroquois additional damages and reimburse them for their reasonable attorney fees incurred in connection with the appeal.

We depend on third-party suppliers for the supply of materials and components used in our products and storage systems, some of which are single sourced. An interruption in this supply or switching to an alternative material or component could adversely affect our ability to deliver our storage systems and tanks.
We depend on third-party suppliers for the supply of materials and components. Certain of these suppliers are single source. Any significant change in a material or component could require us to revalidate a tank or storage system which would cause delays due to re-validation or re-certification of the storage system. In the event these delays are lengthy and that the cost of these materials and/or components increase or our suppliers experience production delays or constraints, it could have a material adverse affect on our business and financial results.

Our ability to design and manufacture fuel systems that can be integrated into vehicle platforms is critical to our business.
We are currently manufacturing, integrating or developing CNG fuel storage systems for production vehicles and aftermarket programs. These CNG fuel storage systems are engineered to meet strict design, performance and packaging requirements of our customers. Customers for these systems require that these products meet either their strict design standards or original equipment manufacturer level standards that can vary by jurisdiction. Compliance with these requirements has resulted in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our business, results of operations and financial condition. If we fail to meet original equipment manufacturer or customer specifications on a timely basis, our existing or future relationships with our original equipment manufacturers and other customers may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

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
These factors include the following:

•	cost competitiveness, especially with fluctuating oil and natural gas prices;
•	consumer acceptance of CNG fuel products;
•	government funding and support for the development of CNG and related fueling infrastructure;
•	consumer adoption levels of CNG compared to liquid natural gas (LNG) as a preferred natural gas fuel choice;
•	the willingness of original equipment manufacturers and after-market integrators and customers to replace current technology;
•	consumer perceptions of CNG;
•	regulatory requirements; and
•	emergence of newer, breakthrough technologies and products within the vehicle industry.

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

We have limited experience manufacturing fuel systems on a large scale basis.
We have limited experience manufacturing CNG and other alternative fuel systems in high volumes. In order to produce our CNG and other alternative fuel propulsion systems at affordable prices on a large scale basis, we will have to continue to enhance and automate our manufacturing processes. We do not know whether we, or our suppliers, will be able to develop efficient, automated, low-cost manufacturing capability and processes that will enable us to meet the quality, price, engineering, design and production standards, or production volumes required to successfully mass market our products. Even if we, or our suppliers, are successful in developing our high volume manufacturing capability and processes, we do not know whether we will be able to do so in time to meet our product commercialization schedules or to satisfy the requirements of our customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, results of operations and financial condition.
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
We may be subject to increased warranty claims for our products due to increased levels of our products that are in use and subject to existing warranty provisions and due to longer warranty periods. In response to consumer demand, vehicle manufacturers have been providing, and may continue to provide, increasingly longer warranty periods for their products. As a consequence, these manufacturers may require their suppliers, such as us, to provide correspondingly longer product warranties. As a result, we could incur substantially greater warranty claims in the future.
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
Our business may become subject to stricter product certification regulations, which may impair our ability to market and sell our products.
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

On August 9, 2012, we committed to a formal plan to sell the assets and operations of our Schneider Power business and initiated steps to locate a buyer. We cannot provide any assurance that we will be successful in selling the assets or operations for a price in excess of the carrying value of the assets that are currently classified as “held for sale,” if at all. For the year ended December 31, 2014, we recognized $0.9 million of impairment charges related to Schneider Power’s assets that are held for sale. In the event we are unable to sell Schneider Power for a price at least equal to the remaining carrying value of the assets, then we will have to record additional charges and the amount of the charges could be material.
Our Renewable Energy business segment has a substantial amount of debt and Schneider Power has pledged all of its ownership interests in Zephyr Farms Limited to secure project related debt.
The $19.6 million in project debt financing associated with the discontinued operations of Schneider Power that is classified as held for sale represents term debt principal and accrued interest owed by Zephyr Farms Limited, our indirect wholly-owned subsidiary, to Samsung Heavy Industries Ltd (The Samsung Debt). The Samsung Debt is secured by substantially all of Zephyr Farm Limited’s assets and guaranteed by Schneider Power, the parent company of Zephyr Farms Limited, pursuant to the terms of a limited nonrecourse guarantee. Schneider Power’s guarantee of the Samsung Debt is secured by a pledge of all of the shares of Zephyr Farms Limited pursuant to the terms of a Pledge Agreement. If the Zephyr Wind Farm does not generate sufficient revenue and cash flow to service the Samsung Debt, Samsung would have the rights of a secured creditor to foreclose on the project assets and/or take ownership of the project. If Zephyr Farms Limited were to default on the Samsung Debt and Samsung were to exercise its rights as a secured creditor, it would have a material adverse effect on Schneider Power and our Renewable Energy business segment.
Schneider Power's 10.0 MW Zephyr Wind Farm could generate less return than anticipated.
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
Our failure to protect our existing intellectual property rights could result in the loss of our competitive advantage or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.
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
As of March 13, 2015, Kevin Douglas and his affiliates (the “Douglas Family”) held convertible notes and warrants entitling them to purchase up to 7,298,575 shares of our common stock (without taking into account any beneficial ownership limitations provisions contained in the convertible notes and warrants held by the Douglas Family), which represents approximately 20.7% on an "as-if converted" basis and 17.8% of our common stock on a fully diluted basis. The conversion price for the convertible notes is $2.3824 per share and the exercise price for the warrants is $2.30 per share. If the Douglas Family were to convert its convertible notes and/or exercise its warrants, it would have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of the Douglas Family. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.
Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
     As of March 13, 2015, we had 4,396,823 shares reserved for issuance upon the conversion of convertible notes with a conversion price of $2.3824 per share, 451,976 shares reserved for issuance upon the exercise of outstanding options with exercise prices ranging from $2.23 to $178.40 per share and 8,327,405 shares reserved for issuance upon the exercise of warrants with exercise prices ranging from $2.30 to $154.40 per share, respectively. The issuance of shares upon conversion of the convertible notes exercise of the warrants and/or options will be dilutive to our stockholders, and any sales of such shares could have a material adverse effect on the market for our common stock and the market price of our common stock.
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
We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends on our common stock in the foreseeable future, and payment of cash dividends on our common stock, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, pursuant to the terms of our credit facility, as amended, with our senior secured lender we are prohibited from declaring or making any dividends as long as the credit facility remains in effect. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares, and you may not realize a return on your investment in our securities.
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
As of March 13, 2015, our corporate operations, manufacturing, assembly, design, testing, and research and development is conducted in leased facilities with a combined square footage of approximately 156,000, which is located at our campus in

Lake Forest, California. The facility leases are scheduled to begin expiring on May 31, 2018; however, we have the option to extend the lease until at least May 31, 2020 for one of the buildings and until May 31, 2025 for the remaining two buildings.
We design and produce our lightweight high pressure gaseous storage tanks for CNG and hydrogen applications and our fuel storage modules for CNG applications in our Lake Forest advanced technology center. We also design and integrate alternative fuel storage and systems into heavy- and medium-duty truck applications and passenger vehicles and conduct research and development in the center for hybrid technologies, production of systems and technologies that enable the use of gaseous fuels in internal combustion engines and fuel cells, including CNG and hydrogen systems integration, validation and certification for concept, prototype and production vehicles. The center additionally conducts research and development of advanced fuel delivery and electronic control systems for light- and medium-duty OEM alternative fuel vehicles and for fuel cell applications, including transportation.
We believe our facilities in Lake Forest, California, are presently adequate for our current and expected product manufacturing operations and OEM development programs at least through 2015; however, we may need to expand our operations beyond our current facilities in the future. If we require additional facilities, we believe we will be able to obtain suitable space on commercially reasonable terms.

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
On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees. The total amount that we have incurred in connection with the Iroquois litigation is $1,813,206, consisting of (i) $1,015,440 in monetary damages, (ii) $704,857 in legal fees and other expenses and (iii) $92,909 in interest related expenses. We recorded these amounts in our consolidated statements of operations and comprehensive loss during 2014 which are included in the other expenses and interest expense classifications. On September 3, 2014, we paid the monetary damages and interest and on January 23, 2015 we paid the legal fees and other expenses.
On December 15, 2014, Iroquois Master Fund (“Iroquois”) filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit from the judgment entered by the United States District Court for the Southern District of New York. Although we believe that we will prevail on appeal, we can provide no assurance that the Second Circuit will uphold District Court’s judgment. If the Second Circuit were to reverse the District Court’s decision, then we may have to pay Iroquois additional damages and reimburse them for their reasonable attorney fees incurred in connection with the appeal.

Item 4.	Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the NASDAQ Capital Market under the symbol “QTWW”. Our Series B common stock, which was retired on December 31, 2013, was not publicly traded. The table below sets forth the high and low daily sales prices for our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
2014
Fourth Quarter	$4.45	$1.75
Third Quarter	6.13	3.41
Second Quarter	10.09	2.99
First Quarter	11.25	6.85
2013
Fourth Quarter	$8.36	$3.20
Third Quarter	3.39	1.85
Second Quarter	2.92	2.00
First Quarter	3.20	2.40
On March 13, 2015, the last reported sale price for our common stock as reported by the Nasdaq Capital Market was $2.55 per share and there were approximately 204 holders of record of our common stock.
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
We did not repurchase any securities during the quarter ended December 31, 2014.
Recent Sales of Unregistered Securities Related to Cashless Exercises Include:

Warrant Issuance Date	Exercise Price Per Share	Warrants Exercised	Shares Issued
October 27, 2006	$1.5142	(48,466)	39,839
June 22, 2012	$3.40	(470,732)	285,023
July 25, 2012	$3.56	(56,692)	32,290
Totals		(575,890)	357,152

Equity Compensation Plan Information
The following table sets forth information about shares of our common stock that may be issued upon exercise or vesting of options, warrants and other rights under all of our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	455,850	$8.60	202,300 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	455,850	$8.60	202,300

(1) Represents shares available for issuance under our 2011 Stock Incentive Plan as of December 31, 2014. The 2011 Stock Incentive Plan contains an “evergreen” provision under which the number of shares available for grant under the 2011 Stock Incentive Plan will increase annually by an amount equal to the lesser of (x) 125,000 shares, (y) 3.0% of the number of shares outstanding as of such first day of each year or (z) a lesser number of shares determined by our Board of Directors.

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
BUSINESS OVERVIEW
We are a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage tanks and packaged fuel storage systems and the integration of vehicle system technologies including engine and vehicle control systems and drivetrains.
We produce advanced light-weight CNG fuel storage tanks and supply these tanks, in addition to fully-integrated CNG fuel storage systems, to truck and automotive fleets, OEMs, integrators and aftermarket. Our high-pressure CNG and hydrogen storage tanks using advanced composite technology are capable of storage at up to 10,000 pounds per square inch (psi). We also provide low emission and fast-to-market solutions to support the integration and production of natural gas and hydrogen fuel storage systems, hybrid technologies and refueling systems and dispensers.
Our customer base includes OEMs, aftermarket and OEM truck integrators, fleets, a material science company, and other governmental entities and agencies.
The consolidated financial statements for the calendar 2014 and 2013 periods presented include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).

FINANCIAL OPERATIONS OVERVIEW
We classify our business operations into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is being held for sale and as such, is classified as discontinued operations as discussed further below.
In managing our business, our management uses several financial and non-financial factors to analyze our performance. Financial factors include forecast to actual comparisons, analysis of revenue and cost trends, manufacturing and project analyses, backlog of customer programs, and changes in levels of working capital. Non-financial factors include assessing the extent to which production and current development programs are progressing in terms of timing and deliverables and the success to which our systems are interfacing with our customers' vehicle applications. We also assess the degree to which we secure product orders, additional programs or new programs from our current or new customers and the level of government funding we receive for gaseous storage systems and propulsion systems. We also evaluate the number of units shipped as part of current and new programs and evaluate the operations of our subsidiary, Schneider Power.
Non-financial factors for the Renewable Energy business segment include electrical generation and wind analysis results, land ownership agreements, interconnections to the grid, power purchase agreements and other project metrics framing the underlying economics of a renewable energy farm.
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

EXECUTIVE OVERVIEW AND OUTLOOK

We are a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage tanks and packaged fuel storage systems and the integration of vehicle system technologies, including engine and vehicle control systems and drivetrains.
We produce innovative, advanced and light-weight compressed natural gas (CNG) storage tanks, and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive original equipment manufacturers (OEM) and aftermarket and OEM truck integrators. We also provide low emission and fast-to-market solutions to support the integration and production of natural gas and hydrogen fuel storage systems, hybrid technologies and refueling systems and dispensers.
We classify our business operations into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is classified as discontinued operations as discussed further below.

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from two sources: product sales and contract services. Product sales are derived primarily from the sale of storage tanks and packaged fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 megawatt (MW) Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW

Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed near the end of 2015, subject to the project achieving commercial operation. On December 13, 2013 we completed the sale of certain assets of three of our pipeline projects - Dymond Solar, New Liskeard and Crystall Falls. Should any of these projects achieve commercial operation in the future, we will be entitled to an 'earnout' for that project. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of December 31, 2014. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

•
Corporate. The Corporate segment consists solely of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.

     In May 2014, we announced a shift in our strategic direction from a CNG tank product platform to a complete CNG fuel storage systems platform. During the second half of 2014, we spent a significant amount of human and financial resources on production build-out, product commercialization and customer expansion - all areas that needed to be immediately addressed in order for us to establish a solid foundation on which our systems platform strategy can thrive.
     While we anticipated that the shift in our business strategy would likely have some negative short term effects on our financial results, primarily due to damaging our relationship with our largest customer due to the competitive nature of our systems platform and their subsequent entry into a joint venture with a competing tank supplier, the progress we made in implementing our systems strategy during the second half of 2014 has solidified our belief that the shift in strategy was the proper decision for our long-term sustainability and creation of stockholder value.
     Examples of the progress we made in implementing this new strategy in 2014 include:

•	Since May 2014, our customer base and customer diversification has grown significantly;

▪	During the second half of 2014, we believe that we quickly gained material market share for CNG storage systems for the heavy duty truck market;

▪	In the second half of 2014, we commercialized new storage system products, including our Q- CabLITE and Q-RailLITE CNG systems;

•	In May, we announced that we had entered into a long-term supply agreement for complete CNG systems with Ryder Systems, Inc., a Fortune 500 commercial transportation company;

•
In September, we announced that we had entered into a strategic alliance with Mainstay Fuel Technologies for 21" back-of-cab CNG modules to support a broader array of systems for our growing customer base;

•	We also entered into marketing and supply arrangements with industry participants to provide complete CNG systems; and

•	We completed the expansion of our tank production facility and a production assembly facility for our CNG systems at our Lake Forest, CA campus.
     As indicated above, we made significant progress in introducing and commercializing storage systems, growing our customer base and gaining market share during the second half of 2014.We expect this trend to continue in 2015. Generally, our revenues were also impacted by the adoption rate for natural gas trucks during 2014 being lower than predicted. The primary factor contributing to the lower than anticipated adoption rate was the fact many fleets were buying limited units in order to test CNG systems on their trucks and the order quantities per fleet were lower than expected. The recent decrease in diesel fuel costs and the instability of the diesel to CNG fuel price spread has started to negatively impact fleet decisions on units as well as their overall commitment to natural gas vehicles in the short-term. Despite the adoption rate in 2014 being lower than predicted, we are encouraged by the fact that natural gas truck sales grew approximately 20 percent in 2014 and we expect that our product offerings, sales, marketing, and training efforts will lead to increased sales and market share in 2015.
     From a system cost perspective, and in an effort to provide our customers with the highest quality, most fuel efficient CNG systems available on the market, we incurred significant costs and expenses during the second half of 2014 related to testing, validation, production set up, supply chain management, training and servicing of our CNG modules. As a result, our cost of goods sold and gross margins were negatively affected. We expect many of these start-up related costs will be significantly lower in future periods and, in turn, result in higher gross margins.

RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

The following table provides operating results of continuing operations:

			Change
	2014	2013	$	%
Revenues
Fuel Storage & Systems:
Net product sales	$25,785,837	$22,943,639	$2,842,198	12%
Contract services	8,317,157	8,960,051	(642,894)	(7)%
Total revenues	$34,102,994	$31,903,690	$2,199,304	7%

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$23,743,646	$16,261,662	$7,481,984	46%
Cost of contract services	5,220,844	5,296,499	(75,655)	(1)%
Total cost of revenues	$28,964,490	$21,558,161	$7,406,329	34%

Gross Margin
Fuel Storage & Systems:
Net product sales	$2,042,191	$6,681,977	$(4,639,786)	(69)%
Contract services	3,096,313	3,663,552	(567,239)	(15)%
Total gross margin	$5,138,504	$10,345,529	$(5,207,025)	(50)%

Operating Expenses
Fuel Storage & Systems:
Research and development	$7,616,018	$5,996,414	$1,619,604	27%
Selling, general and administrative	3,405,513	4,244,781	(839,268)	(20)%
Total	11,021,531	10,241,195	780,336	8%
Corporate:
Selling, general and administrative	6,832,741	6,841,239	(8,498)	—%
Total operating expenses	$17,854,272	$17,082,434	$771,838	5%

Operating Income (Loss)
Fuel Storage & Systems	$(5,883,027)	$104,334	$(5,987,361)	*
Corporate	(6,832,741)	(6,841,239)	8,498	—%
Total operating loss	$(12,715,768)	$(6,736,905)	$(5,978,863)	89%

* Percentage not meaningful.

Fuel Storage & Systems Segment
Product Sales and Gross Margins
In May 2014, we shifted our strategic direction from selling stand-alone CNG tank products to a focus on selling complete CNG fuel storage modules and systems. Under this new strategy, we have experienced and are continuing to target significant revenue streams for sales of our back-of-cab and frame-rail mounted CNG fuel storage modules. Although the shift in business strategy was not void of challenges, we were able to quickly gain material market share for CNG storage systems for the heavy duty truck market in the second half of 2014 which, along with the start up of production and shipments of fuel systems for General Motors’ CNG bi-fuel Chevy Impala passenger vehicle in September 2014, provided broad-based revenues that resulted in higher overall product sales in 2014 compared to 2013.
From a system cost perspective, we incurred significant costs and expenses during 2014 related to establishing our manufacturing capabilities to support our change in strategic direction. Specifically, cost of goods sold and gross margins during the current year were negatively impacted by initial start up costs and high build costs associated with setting up expanded manufacturing processes to produce new fuel storage module products. These costs included incremental expenses to set up new supply chains, establish new processes, acquire parts and materials at low volume pricing levels, and scrap out of parts that did not meet our internal quality standards or that result from enhanced designs. We expect these incremental expenses to decline in 2015 as we move past the initial stages of production and realize higher volume levels which, in turn, will favorably impact gross margins in future periods.
Contract Services and Gross Margins
Contract services revenue decreased in 2014 primarily due to slightly lower levels of engineering services related to aftermarket programs for CNG fuel storage system integration and a decrease in engineering activities associated with hydrogen programs. Included in CNG development activities in 2014 were $3.2 million of engineering services provided to Advanced Green Innovations, LLC, and its affiliate, ZHRO Solutions LLC (collectively "AGI") under development contracts that began in the second quarter of 2013 for the design, development and validation of a complete packaged CNG fuel storage and delivery system for aftermarket use for heavy and medium-duty trucks. The anticipated completion date of the AGI system cannot be determined at this point due to customer initiated delays that caused us to suspend activities under the program in the fall of 2014; however, once completed, the system would enable diesel powered trucks to be converted to run on a dedicated CNG injection engine conversion system developed by AGI. In addition, we also recognized $2.2 million of contract services in 2014 associated with development and certification activities for the General Motors Impala CNG bi-fuel system.
We expect engineering services and license fees related to a new PHEV software development program that we entered into with the Fisker Auto Group in November 2014 and a new hydrogen tank development program with an automotive OEM alliance that commenced in September 2014, to increase during 2015, which will offset anticipated declines in CNG fuel storage development programs resulting from the customer initiated delay of the AGI program and the transition of the General Motors' Impala development program to a production program.
Our customer funded development activities are reported as costs of contract services. Gross margins realized on contract services revenue in 2014 decreased compared to 2013 primarily due to a significant gain recognized in the fourth quarter of 2013 under the General Motors Impala program.
Total Revenues
Overall revenues for the Fuel Storage and Systems segment increased 7% in 2014 compared to 2013. Agility Fuel Systems, Ryder Systems and General Motors comprised 28%, 12%, and 11%, respectively, of the total Fuel Storage & Systems segment revenue in 2014. We anticipate that the cost of natural gas will continue to be lower than diesel by an amount that justifies natural gas vehicle adoption and that we will continue to gain market share in the heavy-duty truck market. Further, we estimate that our overall revenues will grow approximately 40% to 50% in 2015 compared to 2104 based on existing and anticipated orders from our growing customer base.
Research and Development
Internally funded research and development efforts relate primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels to add to our existing product families. In addition, we incurred additional expenses during the second half of 2014 for design and validation of our CNG fuel module storage products.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Fuel Storage & Systems segment decreased in 2014 as compared to the prior year. The decline was primarily due to lower charges for reserves related to uncollectible accounts receivables, facility consolidations and cost reduction initiatives that occurred in 2014.

CORPORATE
Corporate expenses reported for this segment reflect the general and administrative expenses that indirectly support Fuel Storage & Systems and Renewable Energy. General and administrative expenses of Corporate consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executives, finance, legal, human resources, investor relations and our board of directors.
The amount of Corporate expenses recognized in 2014 was similar to the levels incurred in 2013 and we anticipate that these costs will increase slightly in 2015.
Non-Reporting Segment Results
The following table provides non-reporting segment results:

	2014	2013	Change
Interest expense
Contractual cash interest	$(824,198)	$(1,573,281)	$749,083
Non-cash imputed interest	(1,226,962)	(3,303,841)	2,076,879
Fair value adjustments of derivative instruments, net	2,018,864	(8,421,268)	10,440,132
Other income (expenses), net	(1,736,206)	17,357	(1,753,563)
Total	$(1,768,502)	$(13,281,033)	$11,512,531

Interest expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Contractual cash interest for calendar 2014 was primarily associated with borrowings under the bank line of credit and the equipment finance arrangement and non-cash imputed interest expense was primarily associated with convertible notes and warrants issued in September 2013. Contractual cash interest for calendar 2013 was primarily associated with borrowings under the bank line of credit, the equipment finance arrangement, and with bridge notes and warrants sold to investors during June and July of 2012. Non-cash interest costs for calendar 2013 included $0.9 million associated with bridge notes and warrants sold to investors in January 2013, $1.8 million associated with bridge notes and warrants sold to investors during June and July of 2012, and $0.2 million associated with convertible notes and warrants sold to investors in September 2013. The January 2013 bridge notes were paid in full on July 1, 2013 and the June/July 2012 bridge notes were paid in full on September 19, 2013.
Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The gains recognized during 2014 were primarily due to a $2.6 million gain resulting from the expiration of the October 2006 Warrants in April 2014 and a decrease in our closing share price that decreased the fair value of the derivative instrument liabilities ($7.80 at December 31, 2013 to $2.09 at December 31, 2014). The losses recognized during 2013 were primarily due to the increase in our closing share price over the course of the year that increased the fair value of the derivative instrument liabilities and the triggering of an anti-dilution price reset provision contained in the October 2006 Warrants which reduced the exercise price and increased the number of shares underlying the warrants.
Other expenses. The other expenses for 2014 are substantially all related to charges recorded in the second quarter of 2014 associated with the Iroquois Litigation. See Note 16 of our consolidated financial statements and Part I "Item 3. Legal Proceedings" for additional information.

Discontinued Operations
The following table provides the results of discontinued operations for Schneider Power:

			Change
	2014	2013	$	%
Schneider Power
Revenue:
Net product sales	$2,363,324	$2,736,146	$(372,822)	(14)%
Costs and expenses:
Cost of product sales	580,753	674,536	(93,783)	(14)%
Research and development	—	16,872	(16,872)	(100)%
Selling, general and administrative	158,970	998,959	(839,989)	(84)%
Impairment of long-lived operating assets	882,297	2,665,503	(1,783,206)	*
Loss on sale of assets	—	308,482	(308,482)	*
Total costs and expenses	1,622,020	4,664,352	(3,042,332)	(65)%
Operating income (loss)	741,304	(1,928,206)	2,669,510	(138)%
Interest expense, net	(1,255,567)	(1,410,560)	154,993	(11)%
Other income, net	76,529	227,846	(151,317)	(66)%
Loss before income taxes	(437,734)	(3,110,920)	2,673,186	(86)%
Income tax benefit	—	85,892	(85,892)	(100)%
Net loss from discontinued operations held for sale	$(437,734)	$(3,025,028)	$2,587,294	(86)%

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
Net loss from discontinued operations, net of taxes, decreased during 2014 primarily due to lower impairment charges recognized. In 2014, we recognized $0.9 million of impairment charges, of which $0.4 million related to goodwill impairment and $0.5 million related to intangible assets associated with SPI's development pipeline projects compared to $2.7 million recognized in 2013, of which $1.8 million related to goodwill associated with Zephyr, $0.8 million related to assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm.

LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending December 31, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
As a measure of liquidity for our continuing operations, we had cash and cash equivalents of $4.1 million, net working capital of $5.5 million and the current ratio (ratio of current assets to current liabilities, excluding current derivative liabilities) was 1.27 at December 31, 2014. There are no contractual guarantees or obligations with respect to our continuing operations to fund potential capital needs or to service long-term debt and other liabilities of the discontinued operations of Schneider Power that are classified as held for sale.
During 2014, we completed our planned expansion of our tank production capacity and set up manufacturing and assembly operations for our fuel storage module systems. As of December 31, 2014, we had no material commitments for capital expenditures and we expect that our levels of spending for equipment and infrastructure in 2015 will decrease significantly compared to the 2014 levels.
On February 10, 2015, we amended our line of credit with Bridge Bank that, in part, increased the maximum availability under the line from $5.0 million to $7.5 million. As of March 13, 2015, outstanding advances under the line were $4.5 million and advances are limited by our future levels of eligible accounts receivable and inventory.
On February 18, 2015, we completed an underwritten offering and received net proceeds of $10.5 million.
We expect to fund our operations over the next year principally from our existing levels of working capital, which includes the net cash proceeds from the offering that we closed in February 2015, and the availability under our amended line of credit. The amount of capital that we will require over the next twelve months is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, and (iii) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
Based on our current operating plan and expectations, we believe we have sufficient available capital through at least December 31, 2015 to cover our existing operations and obligations. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs. If we require additional capital in the future, we believe that we can issue equity or debt securities to meet those capital needs; however, we cannot assure you that we will be able to secure additional capital on terms acceptable to us, or at all.

Cash Flow Activities
Our cash flows are reported on a consolidated basis and the activity reported includes both continuing operations and discontinued operations.
Net cash used in operating activities increased to $16.2 million in 2014 as compared to net cash used of $10.0 million in 2013. The net cash used is primarily due to operating losses of $12.7 million, net of non-cash charges of $2.2 million, and the cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $3.4 million. The net cash used for working capital in 2014 is primarily the result of an increase in accounts receivable of $3.0 million and an increase in inventory of $3.9 million, partially offset by an increase in accounts payable of $2.2 million and an increase in deferred revenue and other accrued liabilities of $1.4 million. The increase in deferred revenue was mainly due to a $2.0 million payment received from Fisker Auto Group in November 2014 under a software development and license agreement entered into during October 2014.
Net cash used in investing activities increased to $6.1 million in 2014 as compared to net cash used of $2.1 million in 2013. The increase in net cash used during 2014 is primarily due to higher capital expenditures for equipment purchases to expand our tank manufacturing and fuel module assembly capabilities. Investing activities in 2013 included combined net cash proceeds of $1.1 million received in connection with Schneider Power's divestitures of the Providence Bay Wind Farm, the Trout Creek development project and three other development projects.
Net cash provided by financing activities increased to $19.8 million in 2014 as compared to net cash provided of $17.2 million in 2013. Net cash provided by financing activities in 2014 primarily consisted of net proceeds of $15.3 million from the sale and issuance of common stock in connection with an underwritten public offering we completed in February 2014, $5.1 million of proceeds received from warrant exercises, and $0.7 million in additional net advances under our line of credit. Cash used in financing activities in 2014 primarily related to payments of $0.9 million related to our equipment financing arrangement and $0.6 million under the credit facility of our discontinued operations. Cash provided by financing activities in 2013 consisted principally of net proceeds of: (i) $10.4 million from the sale of convertible notes in September 2013, (ii) $6.0 million from warrant exercises, (iii) $4.1 million from the sale of common stock under at-the-market offerings we conducted, (iv) $2.7 million from the sale of common stock in connection with a registered direct offering in May 2013, (v) $1.5 million from borrowings under a capital equipment financing arrangement, (vi) $1.4 million from bridge notes issued in January 2013, and (vii) $0.8 million from advances under a line of credit with a financial institution. Cash used in financing activities in 2013 primarily related to repayments of $7.1 million of bridge notes issued in June/July 2012, $1.6 million of bridge notes issued in January 2013 and $0.8 million related to our equipment financing arrangement.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since January 1, 2013, we have completed the following capital transactions:

•	During 2013, we received net proceeds of $4,228,981 from two separate at-the-market offerings that were terminated in May 2013 and September 2013, respectively.

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

•
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. The net amount received by us, after deducting placement agent fees and transaction expenses, was $10,420,898. We used $7,286,740 of the proceeds to repay in full the outstanding principal and accrued interest due under certain bridge notes issued in June and July 2012.

•	During 2013 and 2014, we received cash proceeds of $5,965,763 and $5,122,285, respectively, from the exercise of outstanding warrants.

•
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15,300,000 from the sale and issuance of 2,357,500 shares of our common stock.

•
In February 2015, we completed an underwritten offering and received proceeds, net of underwriter discounts and other estimated offering costs, of approximately $10,500,000 from the sale and issuance of 4,600,000 shares of our common stock.

Debt
At December 31, 2014, we had approximately $16.9 million of principal and interest owing under our debt obligations related to our continuing operations and $19.6 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale.
In May 2012, we executed a revolving asset based line of credit with a senior secured lender that provides us with the ability to draw up to $7.5 million in working capital advances (as last amended in February 2015). The amount of advances that we can draw under the amended line of credit is dependent upon our levels of eligible accounts receivables and inventories and the line is set to expire on March 14, 2016. The amount is secured by substantially all of the assets used in our continuing operations. As of December 31, 2014, $4.5 million of principal and accrued interest was outstanding under the line.
In November 2012, we entered into an equipment sale and leaseback financing arrangement that provided for a total of $3,250,000 to finance the acquisition of certain equipment that we have employed in our continuing operations. The obligation is owed to a finance company and is secured by the specific equipment assets acquired under the arrangement. As of December 31, 2014, $1.6 million of principal and accrued interest was outstanding under the arrangement.
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. The convertible note holders have a second lien position on substantially all of the assets used in our continuing operations. As of December 31, 2014, $10.7 million of principal and accrued interest was outstanding under the notes.
Our outstanding debt obligations are more fully described in Note 8 of the Notes to the Consolidated Financial Statements of this Annual Report.

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
Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized based on past experience and expectations of future costs to be incurred. Our Fuel Storage & Systems segment provides product warranty on storage and fuel systems that are standard for the industry. For prototype components and systems that are not production intent, warranties are generally not provided. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
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
Derivatives. We account for provisions contained within certain debt obligations and warrant contracts as derivative instrument liabilities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (ASC 815). The share price of our common stock represents the underlying variable that gives rise to the value of the derivative instruments. Additional factors include the volatility of our stock price, our credit rating, discount rates, and stated interest rates. In accordance with ASC 815, the derivative instrument liabilities are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments in our consolidated statements of operations and comprehensive loss.
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
Warrant classification. We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”), January 24, 2013 and May 16, 2013. Although we mark to market all the warrants classified as liabilities each period, all of these warrants had either expired, been fully exercised, or the fair values of the remaining warrants were nominal as of the most recent reported balance sheet date. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement. The proceeds we received from the transactions that gave rise to the issuance of the warrants have been allocated to the common stock or debt issued, as applicable, and the warrants based on their relative fair values. For those transactions in which proceeds were received in connection with the sale of common stock, we aggregate the values of those warrants that we do not classify as liabilities with the fair value of the stock issued as both of these types of instruments have been classified as permanent equity. The classification as equity for certain of the warrants could change as a result of either future modifications to the existing terms of settlement or the issuance of new financial instruments by us that could be converted into an increased or unlimited number of shares. If a change in classification of certain warrants is required in the future, the warrants would be treated as derivatives, reclassified as liabilities on the balance sheet at their fair value, and marked to market each period, with the changes in fair values being recognized in the respective period’s statement of operations.

NEW ACCOUNTING STANDARD
See Note 2 of the Notes to the Consolidated Financial Statements of this Annual Report for information regarding recent accounting pronouncements adopted and or issued.

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
Based on their evaluation as of December 31, 2014, the Chief Executive Officer and Chief Financial Officer of our company have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The scope of our assessment of and conclusion on the effectiveness of our internal controls over financial reporting included the internal controls of Schneider Power.
Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered accounting firm, Haskell & White LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report that is included in Part II, Item 8 herein.
 Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14
We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than April 30, 2015.

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

4.2	Form of Convertible Note (incorporated herein by reference to Exhibit 4.1of the Registrant’s Current Report on Form 8-K filed on September 18, 2013).
4.3	Form of Warrant (incorporated herein by the reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on September 18, 2013).
4.4
Form of Warrant issued by the Registrant to certain accredited investors on July 25, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.5
Form of Warrant issued by the Registrant to certain accredited investors on July 25, 2012 and June 28, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2012).

4.6
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

4.15
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

4.17
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

4.21
Form of Warrant issued by the Registrant to certain accredited investors in connection with a private placement transaction that was completed in October 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 19, 2010).

4.22
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

4.25
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

10.3
Lease Agreement, with an effective date of November 1, 2008, between the Registrant and Cartwright Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008).

10.4†
Agreement in Support of Development, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.63 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.5
Access and Security Agreement, dated February 14, 2011, between the Registrant and General Motors Holdings LLC (incorporated herein by reference to Exhibit 10.64 of Registrant’s Registration of Securities on Form S-1 filed with the SEC on March 4, 2011).

10.6
Quantum Fuel Systems Technologies Worldwide, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2011).

10.7
Loan and Security Agreement, dated May 7, 2012, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2012).

10.8
Limited Recourse Guaranty and Pledge Agreement, dated April 19, 2012, by and among Schneider Power Inc., Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.9
Credit Agreement between Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.10
Letter Agreement, effective April 20, 2012, between the Registrant, Schneider Power Inc. and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.11
Form of Stock Option Award Agreement for stock options issued under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.12
Form of Restricted Stock Award Agreement for restricted stock awards granted under the Registrant’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2012).

10.13
Sale and Purchase Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.14
Lease Agreement, dated November 6, 2012, between the Registrant and Amur Finance I, LLC (incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012).

10.15
Master Amending Agreement, dated March 19, 2013, between Schneider Power Inc., its wholly-owned subsidiary, Zephyr Farms Limited, and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.16
Amended and Restated Credit Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.17
Debenture Delivery Agreement, dated March 19, 2013, between Zephyr Farms Limited and Samsung Heavy Industries Co. (incorporated herein by reference to the Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2013).

10.18
Agreement of Purchase and Sale dated March 20, 2013, between Schneider Power Inc., 1604718 Ontario Ltd. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.19
Asset Purchase Agreement, dated March 20, 2013, between the Registrant, Schneider Power Providence Bay Inc. and Leader Resources Services Corp. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on March 26, 2013).

10.20
Form of Securities Purchase Agreement, dated May 16, 2013, between the Registrant and an accredited investor (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 16, 2013).

10.21
Loan and Security Modification Agreement, dated May 20, 2013, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2013).

10.22
Purchase Agreement, dated May 24, 2013, between Trout Creek Wind Power Inc., Quantum Fuel Systems Technologies Worldwide, Inc., Schneider Power Inc., Schneider Power Generation Inc., and Sierra Nevada Power (Ontario) LTD. (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2013).

10.23
Agreement and First Amendment to Standard Industrial/Commercial Single - Tenant Lease Agreement, dated May 30, 2013 (incorporated herein by reference to Exhibit 10. 1 of Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2013).

10.24
Employment Agreement, dated June 24, 2013, between the Registrant and Brian Olson (incorporated herein by reference to Exhibit 10.1of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.25
Employment Agreement, dated June 24, 2013, between the Registrant and Bradley J. Timon (incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.26
Employment Agreement, dated June 24, 2013, between the Registrant and Kenneth R. Lombardo (incorporated herein by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2013).

10.27
Quantum Fuel Systems Technologies Worldwide, Inc. Executive Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K Filed with the SEC on July 19, 2013).

10.28
At The Market Offering Agreement, dated August 19, 2013, between Registrant and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2013).

10.29
Form of Convertible Note and Warrant Purchase Agreement dated September 15, 2013 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2013).

10.30
Form of Subordinated Security Agreement, dated September of 2013, between the Registrant and Kevin Douglas, as collateral agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form File 8-K filed with the SEC on September 18, 2013).

10.31
Employment Agreement, dated September 2, 2013, between the Registration and Mark Arold (incorporated herein by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

10.32
Third Amendment to Agreement in Support of Development Program and Access and Security Agreement, dated December 20, 2013, between the Registrant and General Motors Holdings, LLC (incorporated herein by reference to Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).

10.33*	Schedule of Non-Employee Director Compensation for 2015
10.34	Second Amendment to Loan and Security Agreement (incorporated herein by reference to Exhibit 10.63 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2014).
10.35
Amended and Restated Lease Agreement between the Registrant and Braden Courts Associated (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 12, 2014).

10.36
Debt Repayment Agreement, dated December 10, 2014, by and among the Registrant, Advanced Green Innovations, LLC, ZHRO Solutions, LLC and Advanced Green Technologies, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2014.)

10.37
Pledge Agreement, dated December 101, 2014, by and among the Registrant, Advanced Green Innovations, LLC and Advanced Green Technologies, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2014.)

10.38
First Amendment to Master Amendment Agreement, dated January 26, 2015, by and among Schneider Power Inc., Zephyr Farms Limited and Samsung Heavy Industries Co. Ltd. (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2015).

10.39
Third Loan and Security Modification Agreement, dated February 10, 2015, between the Registrant and Bridge Bank, National Association (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2015.)

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

101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith
† - Certain portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quantum Fuel Systems Technologies Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Quantum Fuel Systems Technologies Worldwide, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2014 and 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2014 and 2013. We have also audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for each of the years ended December 31, 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ HASKELL & WHITE LLP

Irvine, California
March 16, 2015

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,103,841	$6,254,359
Accounts receivable, net	11,626,467	8,418,559
Inventories, net	8,872,704	5,011,780
Prepaid and other current assets	1,261,953	1,629,668
Assets of discontinued operations held for sale	1,049,603	1,324,945
Total current assets	26,914,568	22,639,311
Property and equipment, net	9,762,341	5,091,959
Goodwill	12,400,000	12,400,000
Deposits and other assets	487,209	839,475
Assets of discontinued operations held for sale	22,112,396	25,033,797
Total assets	$71,676,514	$66,004,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,313,192	$7,179,463
Accrued payroll obligations	1,263,257	1,154,346
Deferred revenue	2,990,908	2,223,903
Accrued warranties	611,999	399,171
Derivative instruments	7,000	2,415,000
Other accrued liabilities	1,010,340	496,726
Debt obligations, current portion	5,177,207	3,946,582
Liabilities of discontinued operations held for sale	1,550,164	1,894,476
Total current liabilities	21,924,067	19,709,667
Debt obligations, net of current portion	7,053,195	7,794,289
Liabilities of discontinued operations held for sale	19,094,320	21,520,634
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; none issued	—	—
Common stock, $.02 par value; 50,000,000 shares authorized, 23,310,721 shares issued, of which 23,276,264 are outstanding and 34,457 are held in treasury at December 31, 2014; 37,475,000 shares authorized,18,885,878 shares issued, of which 18,875,253 are outstanding and 10,625 are held in treasury at December 31, 2013	465,525	377,505
Additional paid-in-capital	514,065,280	492,360,165
Accumulated deficit	(490,426,307)	(475,502,703)
Accumulated other comprehensive loss in discontinued operations	(499,566)	(255,015)
Total stockholders’ equity	23,604,932	16,979,952
Total liabilities and stockholders' equity	$71,676,514	$66,004,542

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013
Revenues	$34,102,994	$31,903,690
Cost of revenues	28,964,490	21,558,161
Gross margin	5,138,504	10,345,529
Operating expenses:
Research and development	7,616,018	5,996,414
Selling, general and administrative	10,238,254	11,086,020
Total operating expenses	17,854,272	17,082,434
Operating loss	(12,715,768)	(6,736,905)
Interest expense, net	(2,051,160)	(4,877,122)
Fair value adjustments of derivative instruments, net	2,018,864	(8,421,268)
Other income (expense), net	(1,736,206)	17,357
Loss from continuing operations before income taxes	(14,484,270)	(20,017,938)
Income tax expense	(1,600)	(1,600)
Loss from continuing operations	(14,485,870)	(20,019,538)
Loss from discontinued operations, net of taxes	(437,734)	(3,025,028)
Net loss	$(14,923,604)	$(23,044,566)

Per share data - Basic and diluted:
Loss from continuing operations	$(0.65)	$(1.37)
Loss from discontinued operations	(0.02)	(0.20)
Net loss	$(0.67)	$(1.57)

Weighted average shares outstanding:
Basic and diluted	22,407,818	14,642,320

Comprehensive loss:
Net loss	$(14,923,604)	$(23,044,566)
Foreign currency translation adjustments, net of tax	(244,551)	(340,996)
Reclassification of accumulated foreign currency translation in connection with asset disposals, net of tax	—	8,127
Other comprehensive loss	(244,551)	(332,869)
Comprehensive loss	$(15,168,155)	$(23,377,435)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series B Common Stock		Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at January 1, 2013	12,499	$250	11,940,183	$238,804	$466,363,910	$(452,458,137)	$77,854	$14,222,681
Share-based compensation on stock option and restricted stock awards	—	—	126,250	2,525	437,368	—	—	439,893
Issuance of common stock and warrants to investors	—	—	3,185,846	63,717	5,198,594	—	—	5,262,311
Exchange of shares in connection with conversion provision	(12,499)	(250)	12,499	250	—	—	—	—
Issuance of common stock in connection with option and warrant exercises	—	—	2,858,695	57,174	13,030,721	—	—	13,087,895
Issuance of warrants in connection with debt issuances	—	—	—	—	2,946,876	—	—	2,946,876
Reclassification from debt to equity upon exercise and settlement of derivative warrant exchange	—	—	751,780	15,035	1,781,042	—	—	1,796,077
Recognition of beneficial conversion feature in connection with debt issuances	—	—	—	—	2,601,654	—	—	2,601,654
Foreign currency translation adjustments	—	—	—	—	—	—	(340,996)	(340,996)
Reclassification of accumulated foreign currency translation in connection with asset impairments	—	—	—	—	—	—	8,127	8,127
Net loss	—	—	—	—	—	(23,044,566)	—	(23,044,566)
Balance at December 31, 2013	—	—	18,875,253	377,505	492,360,165	(475,502,703)	(255,015)	16,979,952
Share-based compensation on stock options and restricted stock awards	—	—	221,768	4,434	498,541	—	—	502,975
Issuance of common stock to investors	—	—	2,357,500	47,150	15,212,470	—	—	15,259,620
Reclassification of debt to equity upon exercise and settlement of derivative warrants	—	—	39,839	797	388,340	—	—	389,137
Issuance of common stock in connection with option and warrant exercises	—	—	1,561,540	31,232	5,085,171	—	—	5,116,403
Issuance of common stock in satisfaction of debt principal	—	—	220,364	4,407	520,593	—	—	525,000
Foreign currency translation	—	—	—	—	—	—	(244,551)	(244,551)
Net loss	—	—	—	—	—	(14,923,604)	—	(14,923,604)
Balance at December 31, 2014	—	$—	23,276,264	$465,525	$514,065,280	$(490,426,307)	$(499,566)	$23,604,932

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,923,604)	$(23,044,566)
Adjustments to reconcile net loss from operations to cash used in operating activities:
Depreciation on property and equipment	1,475,298	1,082,347
Impairment of assets of discontinued operations held for sale	882,298	2,665,503
Share-based compensation charges	565,990	439,893
Fair value adjustments of derivative instruments	(2,018,864)	8,421,268
Interest on debt obligations	1,301,781	3,115,202
Loss on sale of assets of discontinued operations	—	308,482
Provisions for bad debt (recovery)	(99,947)	535,957
Inventory obsolescence	68,584	517,397
Other non-cash items	—	9,728
Changes in operating assets and liabilities:
Accounts receivable	(3,017,541)	(5,335,060)
Inventories	(3,929,508)	(3,142,590)
Other assets	(20,320)	683,735
Accounts payable	2,179,305	2,700,877
Deferred revenue and other accrued liabilities	1,373,291	992,371
Net cash used in operating activities	(16,163,237)	(10,049,456)
Cash flows from investing activities:
Purchases and development of property and equipment	(6,145,680)	(3,194,554)
Proceeds from sale of discontinued operations, net of selling costs	—	1,108,499
Other	—	1,300
Net cash used in investing activities	(6,145,680)	(2,084,755)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	16,620,375	7,506,907
Common stock and warrant issuance costs	(1,360,755)	(694,170)
Proceeds from borrowings under line of credit	4,500,000	831,917
Proceeds from issuance of long-term debt and warrants	—	12,500,000
Debt and warrant issuance costs	—	(867,165)
Repayments under line of credit	(3,831,917)	—
Repayments of long-term obligations	(552,966)	(8,741,060)
Borrowings on capital leases	316,038	1,462,014
Repayments on capital leases	(872,929)	(696,947)
Proceeds from exercise of options and warrants	5,140,534	5,965,692
Taxes paid in lieu of shares issued for share based compensation	(63,015)	—
Other	(85,152)	(27,289)
Net cash provided by financing activities	19,810,213	17,239,899
Net effect of exchange rate changes on cash	(37,391)	(87,445)
Net increase (decrease) in cash and cash equivalents	(2,536,095)	5,018,243
Cash and cash equivalents at beginning of period	7,031,981	2,013,738
Cash and cash equivalents at end of period	$4,495,886	$7,031,981
Cash and cash equivalents at end of period:
Continuing operations	$4,103,841	$6,254,359
Discontinued operations	392,045	777,622
Total	$4,495,886	$7,031,981

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$1,987,472	$3,072,930
Cash paid for income taxes	$1,600	$1,600

Supplemental Schedule of Non-cash Investing and Financing activities:
Exercise of warrants classified as derivative instruments:
Decrease in derivative instruments associated with warrants	$389,137	$8,915,268
Increase in common stock and additional paid-in-capital	(389,137)	(8,915,268)
Conversion of debt to equity:
Decrease in debt principal and interest	525,000	—
Increase in common stock and additional paid-in-capital	(525,000)	—
Recognition of debt discount in connection with long-term debt and warrants:
Decrease in debt obligations	—	5,875,000
Increase in additional paid-in-capital	—	(5,875,000)
Recognition of derivative liability in connection with issuance of common stock and warrants:
Decrease in additional paid-in-capital	—	1,604,000
Increase in derivative liabilities	—	(1,604,000)
Recognition of derivative liabilities in connection with debt issuance:
Decrease in debt obligations	—	705,000
Increase in derivative liabilities	—	(705,000)

See accompanying notes.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1: Background and Basis of Presentation
We are a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage tanks and packaged fuel storage systems and the integration of vehicle system technologies, including engine and vehicle control systems and drivetrains.
We produce innovative, advanced and light-weight CNG storage tanks, and supply these tanks, in addition to fully-integrated natural gas storage systems, to truck and automotive original equipment manufacturers (OEM) and aftermarket and OEM truck integrators. We also provide low emission and fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hydrogen fuel and storage systems, hybrid technologies and specialty vehicles, as well as hydrogen refueling systems and dispensers.
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
We classify our business operations into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. (Schneider Power), is now classified as discontinued operations as discussed further below.
Fuel Storage & Systems Segment
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
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 megawatt (MW) Providence Bay wind farm. On May 29, 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed near the end of 2015, subject to the project achieving commercial operation.  We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of December 31, 2014.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Systems or Renewable Energy business segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations, and our board of directors.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges.
The consolidated financial statements for the periods presented include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).
Schneider Power is an independent power producer and holder of interests in certain renewable energy projects. Schneider Power's portfolio includes the 10.0 megawatt Zephyr operating wind farm located in Ontario, Canada. In August 2012, we committed to a plan to sell the Schneider Power business and initiated steps to locate buyers. To date, we have completed the sale of certain assets as further discussed in Note 3. We continue to actively seek one or more buyers for Schneider Power's remaining operations and assets. As a result of these actions and our expectations for a completion of a sale of the business within the next year, the historical activities and balances of Schneider Power are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented.
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
Authorized Shares
Effective December 31, 2013, General Motors Holdings, LLC (“GM Holdings”), the only holder of our issued and outstanding Series B Stock, exchanged all 12,499 of its shares of Series B Common Stock for 12,499 shares of our common stock, $0.02 par value per share. As a result of such exchange, there are no longer any issued and outstanding shares of our Series B Stock. On February 26, 2014, our certificate of incorporation was amended to retire the 25,000 authorized shares of Series B common stock. On May 6, 2014, our certificate of incorporation was further amended to increase the number of authorized shares of common stock from 37,475,000 to 50,000,000.
Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending December 31, 2015. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of our assessment, we consider the $4.1 million of cash and cash equivalents as of December 31, 2014, the $3.0 million of potential availability under our expanded $7.5 million line of credit (as last amended on February 10, 2015), and the $10.5 million in net proceeds received from our February 18, 2015 underwritten public offering subsequent to the balance sheet date, as principal sources of capital.
Based on our current operating plan and expectations, we believe we have sufficient available capital through at least December 31, 2015 to cover our existing operations and obligations. Our long-term future cash requirements will depend on numerous factors, including our revenue base, profit margins, product development activities, market acceptance of our products, future expansion plans and ability to control costs.
Note 2: Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our levels of liquidity needs through December 31, 2015, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of inventory, the carrying amounts and fair value of assets held for sale, long-lived assets and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with debt instruments and warrants, the realization of deferred taxes, useful lives for depreciation/ amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. Actual results could differ materially from those estimates.
Foreign Currency
The books and records of our wholly-owned subsidiary held for sale, Schneider Power, are maintained in a functional currency, the Canadian dollar, that differs from the United States (U.S.) dollar functional currency that is reported in the accompanying consolidated financial statements.
Schneider Power's assets and liabilities are translated at rates of exchange in effect at the end of the reporting periods. Schneider Power's revenues and expenses are translated at the average rates of exchange for the applicable period. Foreign currency translation gains or losses are accumulated within other comprehensive income or loss as a separate component of stockholders' equity.
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
Long-Lived Assets, Including Goodwill and Other Intangible Assets
Property and equipment, which includes amounts recorded under capital leases, are stated at cost less accumulated depreciation. Depreciation on property and equipment (other than land which is not depreciated) is computed by the straight-line method over the estimated useful lives of the assets. We are depreciating tooling, dies and molds over 5 years; plant machinery and equipment between 7 years and 15 years; information systems and office equipment over periods of 3 to 7 years; and automobiles and trucks over 5 years. Amortization of leasehold improvements is provided using the straight-line method over the assets’ estimated useful lives. We amortize acquired intangible assets using the straight-line method over their estimated useful lives of 20 years.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Costs
We offer a warranty for production level storage systems, tanks, component parts and other alternative fuel products shipped to our customers in trucking applications. The specific terms and conditions of those warranties vary depending on the customer requirements; however, CNG systems are generally sold with a warranty of two years or 200,000 miles, whichever occurs first. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.
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
Derivative Financial Instruments
We account for conversion features contained within certain of our debt instruments and exercise features of certain of our warrant contracts as derivative financial instruments as further discussed in Notes 9 and 10.
The derivative financial instruments, which are classified as liabilities, are recorded at fair value and marked to market each period. Changes in fair value of the derivatives each period resulting from a movement in the share price of our common stock or the passage of time are recognized as fair value adjustments of derivative instruments in the consolidated statements of operations and comprehensive loss. Changes in fair value resulting from the modification to the terms of the derivative are recognized as a gain or loss on modification of derivative instruments in the consolidated statements of operations and comprehensive loss. We also use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions.
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
Segment Information
We classify our continuing business operations into two segments: Fuel Storage & Vehicles Systems and Corporate which are discussed further in Note 14. Our Renewable Energy business segment is classified as discontinued operations held for sale which is discussed further in Note 3.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We conduct a major portion of our business with a limited number of customers and suppliers. See further discussion of revenue and purchase concentrations of our continuing operations in Note 15.
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

The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2014 and 2013. See further discussion of fair value measurements in Note 9.
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
Since August 2012, we have been actively looking for buyers for the assets and operations of Schneider Power. During the periods presented, we completed the sale of certain assets as discussed below.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.
The conversion rate of one CAD to one US Dollar was 0.86 to 1.0 as of December 31, 2014 and 0.94 to 1.0 as of December 31, 2013.

Divestitures
In May 2013, we completed the sale of Schneider Power's 1.6 MW Providence Bay wind farm (Providence Bay) in exchange for Canadian Dollar (CAD) $403,373 in cash and the assumption of CAD $1,111,977 of bank debt and certain other project related liabilities. The sale of Providence Bay resulted in the recognition of a loss of CAD $55,012 related to the disposal.
In May 2013, we announced that we had entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project (Trout Creek), which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in Trout Creek, was completed in September 2013 for CAD $971,250 in cash and the assumption of CAD $236,709 of project related liabilities. The closing of the first phase of the sale of Trout Creek resulted in the recognition of a loss of CAD $165,297 related to the disposal. In connection with the closing of the first phase, we recorded an asset of CAD $907,558, representing the fair value of contingent consideration of CAD $1,143,750 that will be payable to Schneider Power if the Trout Creek project achieves commercial operation. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed near the end of 2015, subject to the project achieving commercial operation.
In December 2013, we completed the sale of three development projects for CAD $75,000 in cash and an asset of CAD $125,904, representing the fair value of the contingent consideration that will be payable if any one or more of the three development projects reach commercial operation. The sale of the three development projects resulted in the recognition of a loss of CAD $105,220.

The following table provides the results of Schneider Power, classified as discontinued operations, for the years ended December 31:

	2014	2013
Revenue:
Net product sales	$2,363,324	$2,736,146
Costs and expenses:
Cost of product sales	580,753	674,536
Research and development	—	16,872
Selling, general and administrative	158,970	998,959
Impairments of long-lived operating assets (1)	882,297	2,665,503
Loss on sale of assets (2)	—	308,482
Total costs and expenses	1,622,020	4,664,352
Operating income (loss)	741,304	(1,928,206)
Interest expense, net	(1,255,567)	(1,410,560)
Other income, net (3)	76,529	227,846
Loss from discontinued operations before income taxes	(437,734)	(3,110,920)
Income tax benefit	—	85,892
Net loss from discontinued operations held for sale	$(437,734)	$(3,025,028)

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on available Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during 2014 and 2013, we determined that the carrying values of goodwill and intangible assets of certain disposal groups were above their fair values, net of selling costs. In 2014, we recognized $0.9 million of impairment charges, of which $0.4 million related to goodwill impairment and $0.5 million related to intangible assets associated with SPI's development pipeline projects compared to $2.7 million recognized in 2013, of which $1.8 million related to goodwill associated with Zephyr, $0.8 million related to assets associated with Schneider Power's development project pipeline and $0.1 million related to property and equipment associated with the Providence Bay Wind Farm.

(2)	Represents the loss recognized upon the sale of the Providence Bay wind farm and certain wind farm development projects.

(3)
For 2014, represents an approved insurance claim associated with turbine downtime during 2012. For 2013, represents return of a development deposit associated with a wind farm development project that was abandoned in 2011.

The balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows for the year ended December 31:

	2014	2013
Current Assets:
Cash and cash equivalents	$392,045	$777,622
Accounts receivable, net	221,943	328,730
Prepaids and other current assets	435,615	218,593
Total current assets	$1,049,603	$1,324,945

Non-Current Assets:
Property and equipment, net (1)	$20,190,824	$22,016,644
Intangible asset, net (2)	1,014,185	1,577,672
Goodwill (3)	2,191	452,682
Deposits and other assets (4)	905,196	986,799
Total non-current assets	$22,112,396	$25,033,797

Current Liabilities:
Accounts payable	$275,628	$291,730
Other accrued liabilities	101,015	344,919
Current portion of debt obligations (5)	1,173,521	1,257,827
Total current liabilities	$1,550,164	$1,894,476

Non-Current Liabilities:
Debt obligations, net of current portion (5)	$19,094,320	$21,520,634
Total non-current liabilities	$19,094,320	$21,520,634

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Consists mainly of wind turbine assets of the 10 megawatt Zephyr Wind Farm acquired in April 2012. Depreciation was ceased in 2012 upon the classification of the operations as held for sale. Accumulated depreciation of property and equipment at December 31, 2014 was $193,284.

(2)
Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.The estimated useful lives for the intangible assets associated with Zephyr Wind Farm are 20 years; however, amortization was ceased in 2012 upon the classification of the operations as held for sale.

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

On March 19, 2013, Schneider Power and Zephyr entered into a Master Amendment Agreement with Samsung to resolve certain issues with respect to the performance of the wind turbines purchased by Zephyr from Samsung for use by the Zephyr Wind Farm pursuant to which the parties agreed to, among other things, (i) revise the turbine delivery date to February 1, 2013, thus, extending the grace period (and Zephyr's right to claim performance related liquidated damages) to January 31, 2013, (ii) waive all of Zephyr's fee obligations under an operations and maintenance agreement between Zephyr and Samsung applicable to the turbines owned and operated by Zephyr that would have been payable to Samsung through January 31, 2013, (iii) waive a portion of the interest component that would have been payable to Samsung through January 31, 2013, and (iv) restructure the repayment terms of the principal obligations owed by Zephyr to Samsung under the Samsung Debt. In connection with the execution of the Master Amendment Agreement, Zephyr and Samsung also executed an Amended and Restated Credit Agreement. Except for the modifications to the repayment terms of the principal and interest obligations owed under the Credit Agreement, no other material amendments were made to the Credit Agreement.

Based on the present value of the cash flows of the amended Samsung Debt, we determined that the March 2013 modified terms were not substantially different from the original payment terms.

Upon execution of the Master Amendment Agreement, Zephyr was obligated to repay the Samsung Debt, together with interest at a rate of 6.5% per year, over a ten year period, as follows: (i) an interest payment of CAD $100,000 that was made before March 31, 2013, (ii) an interest only payment in the approximate amount of CAD $1.3 million that was made on August 12, 2013 (the scheduled payment date was on July 31, 2013 but was subsequently extended to August 15, 2013), (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014, (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022 and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

As of December 31, 2014, the total amount of the Samsung Debt was CAD $23.5 million, which consisted of CAD $22.1 million of principal, CAD $0.8 million of unamortized premium and CAD $0.6 million of accrued interest.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 8, 2015, Schneider Power and Zephyr notified Samsung of their assertion that Samsung is in default of its obligations under the Turbine Supply Agreement dated June 30, 2010, as amended, and the Operations and Maintenance Agreement dated May 22, 2012. Under the terms of the Operations and Maintenance Agreement, Samsung is contractually required to maintain an average availability at or above 96% for the wind turbines purchased by Zephyr from Samsung. As a result of specifically identified operating and maintenance issues during the past six month period that Samsung has acknowledged, the average availability is materially below the minimum contractual levels and therefore Zephyr will be entitled to certain compensatory payments under the terms of the contract. The parties have entered into discussions to address the performance issues. The execution of the First Amendment to Master Amendment Agreement (discussed below) followed the notification to Samsung and initial discussions. Senior executives of Schneider Power and Zephyr intend to continue discussing the issues with Samsung executives in an attempt to find a broader resolution related to the matter.

On January 26, 2015, Schneider Power and Zephyr entered into a First Amendment to Master Amendment Agreement pursuant to which the parties agreed to defer until January 31, 2016 approximately CAD $462,167 of interest owed to Samsung under the Master Amendment Agreement that was originally scheduled to be paid on January 31, 2015.

The debt amounts due under the Samsung Debt are secured by substantially all of Zephyr’s assets and a pledge of all of the shares of Zephyr held by Schneider Power. Quantum has no obligation to service the debt payments and has not provided any guarantees associated with the Samsung Debt.
Bank Term Loan - Providence Bay Wind Farm

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

Commitments of Discontinued Operations
At December 31, 2014, minimum future commitments under a noncancelable operating land lease for Zephyr aggregated $1,635,912, payable as follows: $86,777 in 2015, $87,065 in 2016, $87,065 in 2017, $87,652 in 2018, $87,945 in 2019, and $1,199,408 thereafter. The lease contains renewal options, which we have not considered in the amounts disclosed. Rental expense under the operating lease was $93,971 in 2014 and $99,906 in 2013.
At December 31, 2014, minimum payments under an operational and maintenance agreement for Zephyr Wind Farm aggregated $893,354, payable as follows: $291,908 in 2015, $297,746 in 2016 and $303,700 in 2017.
Note 4: Accounts Receivable
Net accounts receivable of continuing operations consist of the following as of December 31:

	2014	2013
Customer accounts billed	$11,120,593	$8,268,171
Customer accounts unbilled	797,518	549,072
Allowance for doubtful accounts	(291,644)	(398,684)
Accounts receivable, net	$11,626,467	$8,418,559
We assess the collectability of receivables associated with our customers on an ongoing basis and historically any losses have been within management’s expectations.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Repayment Agreement

Advanced Green Innovations, LLC (AGI) and its subsidiary, ZHRO Solutions, LLC (ZHRO) are customers and revenues from services we provided to them comprised 9% and 12% of our total revenues from continuing operations in 2014 and 2013, respectively. AGI and ZHRO owed approximately $2.2 million (the “Outstanding Balance”) for engineering, design and development services invoiced by us through October 3, 2014 that were beyond the contractual payment dates. AGI has informed us that they are experiencing liquidity constraints that have caused delays in payments to us in connection with the services provided.

On December 11, 2014, we entered into a Debt Repayment Agreement (the “Debt Repayment Agreement”), effective as of December 10, 2014, with AGI, ZHRO and Advanced Green Technologies, LLC (an affiliate of AGI and ZHRO that is referred to as “AGT”). Under the terms of the Debt Repayment Agreement, AGI and ZHRO jointly and severally agreed to pay the Outstanding Balance, plus interest at 5% per annum, over a ten month period with the first payment in the amount of $300,000 due on or before December 25, 2014. In the event that AGI and ZHRO fail to make any payment prior to the expiration of any applicable cure period, then the remaining Outstanding Balance is immediately due and payable and the interest rate is increased to 18% per annum. AGT provided us with a limited non-recourse guaranty of AGI’s and ZHRO’s payment of the Outstanding Balance and interest.

To secure AGI’s and ZHRO’s performance of its obligations under the Debt Repayment Agreement and AGT's performance under its limited non-recourse guaranty, AGI and AGT pledged all of their ownership interests in East Camelback, LLC (“East Camelback”), consisting in the aggregate of 510 voting units (51.0%), 474 non-voting units and 47.5% of the participation rights in East Camelback, pursuant to the terms of a Pledge Agreement between us, AGI and AGT. East Camelback indirectly owns 100% of a commercial building, consisting of approximately 23,700 square feet of office space, located in Phoenix, Arizona.

As of December 31, 2014, the total amount due from AGI and its affiliates amounted to $2.8 million, of which $2.2 million is associated with the Outstanding Balance under the Debt Repayment Agreement and $0.6 million is associated with other receivables. Only $150,000 in cash has been received by us subsequent to the balance sheet date under the Debt Repayment Agreement and as a result, AGI and its affiliates are in default of the Debt Repayment Agreement. Based on communications and feedback we continue to have with executives of AGI, we believe the amounts outstanding are fully realizable. As such, we have not recorded a specific allowance against the AGI receivable; however, we will continue to assess the collectability on an ongoing basis.

Note 5: Inventories
Inventories of continuing operations consist of the following as of December 31:

	2014	2013
Materials and parts	$10,383,269	$6,495,599
Work-in-process	389,155	1,146,589
Finished goods	2,046,025	1,246,753
	12,818,449	8,888,941
Less: Provision for obsolescence	(3,945,745)	(3,877,161)
Inventories, net	$8,872,704	$5,011,780

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Long-lived Assets
Property and equipment
Property and equipment of continuing operations consists of the following as of December 31:

	2014	2013
Plant machinery and equipment	$15,850,432	$13,232,440
Information systems and office equipment	11,027,393	10,236,625
Leasehold improvements	8,254,022	5,396,408
Tooling, dies and molds	3,765,969	3,531,460
Automobiles and trucks	392,679	392,679
Property and equipment in service, gross	39,290,495	32,789,612
Less: Accumulated depreciation	(31,270,855)	(29,795,556)
Property and equipment in service, net	8,019,640	2,994,056
Construction in progress:
Plant equipment and other	1,742,701	2,097,903
Property and equipment, net	$9,762,341	$5,091,959

Total depreciation expense on property and equipment, including amortization of equipment held under capital leases, was $1,475,298 and $1,082,347 for the years ended December 31, 2014 and 2013, respectively.
Property and equipment at December 31, 2014 and December 31, 2013 includes $3,250,000 and $2,933,963 acquired under capital leases, respectively, of which the majority is included in plant machinery and equipment, information systems and construction in progress. Accumulated depreciation of property and equipment acquired under these capital leases was $765,150 at December 31, 2014 and $399,709 at December 31, 2013.
Goodwill
The carrying amount of goodwill of continuing operations, reported in our Fuel Storage & Systems business segment, was $12,400,000 at both December 31, 2014 and 2013, and there was no goodwill activity associated with continuing operations during the years ended December 31, 2014 and 2013.
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of December 31, 2014.

Note 7: Warranties

Changes in our product warranty liability for continuing operations are as follows:

Period	Balance at Beginning of Year	Warranties Issued	Settlements Made (1)	Changes in Liability for Pre-Existing Warranties	Balance at End of Year
Twelve months ended December 31, 2014	$399,171	$435,453	$(222,625)	$—	$611,999
Twelve months ended December 31, 2013	$364,749	$101,399	$(66,977)	$—	$399,171

(1)	Consists of material and labor costs incurred to analyze, repair or replace products under warranty contracts.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Debt Obligations
Our debt obligations for continuing operations consist of the following as of December 31:

	2014	2013
Obligations to Secured Lenders
Convertible Notes: $10,475,000 principal, $269,441 accrued interest, net of unamortized discount of $4,628,439 at December 31, 2014; $11,000,000 principal, $62,944 accrued interest, net of unamortized discount of $5,671,145 at December 31, 2013	$6,116,002	$5,391,799
Line of Credit: $4,500,000 principal and $9,218 accrued interest at December 31, 2014; $3,831,917 principal and $11,735 accrued interest at December 31, 2013	4,509,218	3,843,652
Capital lease obligation: $1,576,234 principal and $15,703 accrued interest at December 31, 2014; $2,449,163 principal and $23,724 accrued interest at December 31, 2013	1,591,937	2,472,887
Obligations to Other Creditors:
Other obligations	13,245	32,533
Debt obligations of continuing operations, current and non-current	12,230,402	11,740,871
Less: Current portion of long-term debt, net of unamortized discount	(5,177,207)	(3,946,582)
Debt obligations of continuing operations, non-current	$7,053,195	$7,794,289
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
In connection with the private placement, we filed a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the September 2013 Warrants which became effective on December 23, 2013. We agreed to pay the holders of the Convertible Notes liquidated damages not to exceed 12% of the gross proceeds received by us if, under certain circumstances, the registration statement is suspended or is no longer effective.
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
During 2014, certain of the holders of the Convertible Notes converted $525,000 of outstanding principal. As a result, these holders received a combined total of 220,364 shares of our common stock in satisfaction of the principal portion converted. We elected to pay the $3,361 of accrued interest related to the converted principal in cash. In connection with the conversions in 2014, $12,765 of the deferred debt issuance costs and $269,493 of the debt discount were immediately recognized as non-cash interest expense, respectively.
At December 31, 2014, the total amount of principal and interest due to Related Parties, including Mr. McGaw, under the Convertible Notes was $487,218, which consisted of $475,000 of principal and $12,218 of accrued interest
Line of Credit
On May 7, 2012, we obtained a revolving line of credit with Bridge Bank, National Association (Bank) that initially provided us with the ability to draw up to $10,000,000 in working capital advances at a variable interest rate represented by the greater of (i) 5.25% or (ii) the bank’s prime rate, plus 2.00% (the "Line of Credit"). The amount of advances that we can draw down under the facility is dependent upon our future levels of eligible accounts receivables and inventories and our compliance with certain financial covenants. Under the original credit facility, there were two significant financial covenants that we were required to meet in order to continue to have the ability to draw down under the Line of Credit. These covenants consisted of a “Performance to Plan” covenant and a minimum asset coverage ratio of 1.25 to 1.00 of unrestricted cash balances maintained at the bank plus eligible accounts receivables above the level of advances outstanding under the line.

During 2012 and through the first quarter of 2013, we were not in compliance with the quarterly Performance to Plan covenant and as of March 31, 2013, we were also not in compliance with the asset coverage ratio covenant. On May 20, 2013, we and our senior secured lender entered into a Loan and Security Modification Agreement with the bank pursuant to which (i) the bank agreed to waive all covenant defaults through that date, (ii) the Performance to Plan financial covenant was deleted in its entirety, (iii) the definition of Borrowing Base was revised to allow for up to 50% of eligible inventory (subject to a cap of 40% of all outstanding advances) regardless of the asset coverage ratio, (iv) the facility fee due on the first anniversary date was reduced from $100,000 to $50,000, (v) the interest rate was subject to adjustment to the bank's prime rate, plus 2.5%, in the event our asset coverage ratio fell below 1.35 to 1.00 at the end of a month until the asset coverage ratio again achieved a ratio of at least 1.35 to 1.00, and (vi) the amount available to us under the revolving line of credit was reduced from $10,000,000 to $5,000,000. In connection with the Loan and Security Modification Agreement, we paid the bank cash fees totaling $70,075 and issued warrants to purchase shares of our common stock to the bank with a fair value of $39,000 (see Note 10). The loan fees and fair value of the warrants have been deferred and are being amortized to interest expense over the remaining life of the credit facility. We determined that the modified terms were not substantially different from the original terms.
On March 14, 2014, we and the Bank amended the Line of Credit pursuant to which, among other things, (i) the maturity date was extended to March 14, 2016, (ii) the asset coverage ratio financial covenant was deleted in its entirety, (iii) the interest rate was reduced to the Bank's prime rate, plus 0.5%, and (iv) a covenant requiring us to maintain at least $1,500,000 million of cash and cash equivalents at all times through maturity was added. We incurred $25,000 of debt issuance costs in connection with this amendment.

As of December 31, 2014, the maximum borrowing capacity was $5,000,000, of which we had advances of $4,500,000 and $180,000 was reserved for letters of credit and credit card services.
On February 10, 2015, we and the Bank further amended the Line of Credit pursuant to which, among other things, (i) the line of credit was increased from $5,000,000 to $7,500,000, (ii) the amount of inventory eligible to be included in the borrowing base is limited to $2,000,000, (iii) a fee of 0.15% per annum, payable quarterly in arrears, is charged on the average unused portion of the line of credit, and (iv) for any period that the outstanding advances on the line of credit exceeds $5,000,000, then the amount of unrestricted cash that the Registrant is required to maintain at Bridge Bank increases from $1,500,000 to $2,000,000 (Note 17).
The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described below.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provided us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. In 2014, we made total payments of $1,342,146 of which $469,217 represented the implied interest cost.
We have the option to prepay the present value of the remaining scheduled lease obligations at any time in a lump sum. The discount rate used to calculate the lump sum is 23.0% for any prepayments that are made after November 7, 2014.
The lease obligation is secured by the equipment that is acquired under the arrangement.
The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of December 31, 2014:

Total minimum lease payments due in 2015	$1,810,300
Less: Amount representing interest	(234,066)
Capital lease obligation	$1,576,234

June / July 2012 Bridge Notes
On September 19, 2013, we used the net proceeds of the Convertible Notes to retire the $7,100,000 outstanding principal balance and $186,740 of accrued interest due under the June/July 2012 Bridge Notes. In connection with the repayment, the remaining unamortized balances of the deferred debt issuance costs of $34,686 and debt discount of $199,476 were immediately recognized as non-cash interest expense.
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
Debt Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of December 31, 2014.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturities
The table below shows scheduled maturities of our debt obligations of our continuing operations for each of the following years until maturity:

	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2015 (1)	$6,114,400	$(937,193)	$5,177,207
2016 (2)	10,744,441	(3,691,246)	7,053,195
	$16,858,841	$(4,628,439)	$12,230,402

(1)
Includes debt obligation under the Line of Credit that is not scheduled to expire until February 2017; however, the terms could potentially require partial repayment within one year if levels of eligible receivables and inventories were to decline significantly.

(2)
Includes debt obligations under the Convertible Notes that are not scheduled to mature until September 2018; however, holders have an option over a 30 day period beginning on September 18, 2016 that, if exercised, would require us to redeem the obligations in cash within 90 days upon notice.

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the fair value for the derivative instrument liabilities (classified as current) using Level 3 inputs:

	October 2006 Warrants (1)	February 2011 Warrants (Series B)	January 2013 Warrants	May 2013 Warrants	Total
Balance at December 31, 2012	$597,000	$3,000	$—	$—	$600,000
Origination of derivative instruments	—	—	705,000	1,604,000	2,309,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	7,144,514	6,000	1,078,000	192,754	8,421,268
Settlements associated with warrant exercises	(5,397,514)	—	(1,721,000)	(1,796,754)	(8,915,268)
Balance at December 31, 2013	2,344,000	9,000	62,000	—	2,415,000
Fair value adjustments resulting from change in value of underlying asset and passage of time recognized in earnings	(1,954,863)	(9,000)	(55,000)	—	(2,018,863)
Settlements associated with warrant exercises	(389,137)	—	—	—	(389,137)
Balance at December 31, 2014	$—	$—	$7,000	$—	$7,000

(1)	Warrant contracts expired on April 27, 2014.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instrument liabilities measured with Level 3 inputs are revalued quarterly. The assumptions used in the calculations under our binomial and/or option pricing models for the following periods were as follows:

	October 2006 Warrants (2)	February 2011 Warrants	January 2013 Warrants
December 31, 2014
Annual volatility (1)	*	54.7%	52.8%
Risk-free rate	*	0.25%	1.38%
Dividend rate	*	—%	—%
Closing price of Quantum stock	*	$2.09	$2.09
Exercise price	*	$24.00	$2.84
December 31, 2013
Annual volatility (1)	33.6%	40.6%	51.2%
Risk-free rate	0.09%	0.38%	1.75%
Dividend rate	—%	—%	—%
Closing price of Quantum stock	$7.80	$7.80	$7.80
Exercise price	$1.5142	$24.00	$2.84

(1)	Annual volatility is based on the historical average of our identified peer group for a period consistent with the remaining term of the contract.

(2)	Warrant contracts expired on April 27, 2014. The Level 3 inputs in 2014 were used to measure the change in fair value and marked to market just prior to expiration.
* Not applicable
Note 10: Stockholders’ Equity
Authorized Shares
At December 31, 2014, our authorized shares of capital stock consisted of the following: (i) 50,000,000 shares of common stock, $0.02 par value, and (ii) 20,000,000 shares of preferred stock, $0.001 par value.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Issuances and Additional Paid-in Capital
In December 2012 and August 2013, we entered into two separate At The Market Offering Agreements (ATM) with a sales agent. Under the ATMs, we had the right to offer and sell, from time to time, shares of our common stock through the sales agent. During the period from the inception of the ATMs to the termination of the arrangements in May and September 2013, respectively, total proceeds from the sale of 1,959,078 shares common stock under the ATMs, net of sales agent commissions and other transaction costs, were $4,228,981. Sales agent commissions of 3.0% and other transaction costs during 2013 amounted to $277,926 in connection with the transactions.
In May 2013, we completed a registered direct offering that yielded gross proceeds of $3,000,000 from the sale of 1,229,508 shares of our common stock at a price of $2.44 per share. The investor also received a warrant (the May 2013 Warrant) in connection with the transaction. As required by GAAP, we allocated $1,604,000 of the proceeds from the transaction to the May 2013 Warrant that we classified as a derivative instrument as of the transaction date. The net amount received by us, after deducting placement agent fees and transaction expenses, was $2,695,005. In August 2013, the investor exercised the May 2013 Warrant under a cashless exchange provision pursuant to which we issued 751,780 registered shares of common stock to the investor with a fair value of $1,796,754 in full settlement of the May 2013 warrant, which was reclassified from a derivative liability to equity on the exercise date (Note 9).
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11,000,000 from the sale of convertible notes and warrants. We recorded the fair value of the warrants and beneficial conversion feature, net of transaction costs, as equity in the amount of $2,946,876 and $2,601,654,respectively, with an equal combined amount recognized as a debt discount on the Convertible Notes.
During 2014 and 2013, we received cash proceeds of $5,122,285 and $5,965,762, respectively, from the exercise of outstanding warrants.
On February 20, 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of $15,259,620 from the sale and issuance of 2,357,500 shares of common stock.
On February 18, 2015, we completed an underwritten offering and received proceeds, net of underwriter discounts and other estimated offering costs, of approximately $10,500,000 from the sale and issuance of 4,600,000 shares of common stock (Note 17).

Warrants
Warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2013	9,583,097
Issued - original number	4,560,189
Issued - additional number (1)	1,016,366
Exercised (2)	(4,053,005)
Expired	(253,900)
Warrants outstanding at December 31, 2013	10,852,747
Exercised (2)	(1,828,232)
Expired	(697,110)
Warrants outstanding at December 31, 2014	8,327,405

(1)	Associated with reset provisions contained within the October 27, 2006 warrant contracts.

(2)	Includes cash and cashless warrant exercises.

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
As a result of the contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change, we account for the remaining January 2013 warrant contracts as derivative instruments (see Note 9).
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
May 2013 Line of Credit Warrants
In connection with the Loan and Security Modification Agreement on the Line of Credit executed on May 20, 2013, we issued warrants to our lender to purchase up to 25,000 shares of our common stock at a fixed exercise price of $2.48 per share, which were fully exercised in December 2013.
September 2013 Warrants
On September 18, 2013, in connection with the private placement of the Convertible Notes (see Note 8), the independent investors and Related Parties received warrants to purchase 3,279,440 and 131,795 shares, respectively. The warrants were not exercisable for six months following the date of issuance, have a term of 5.5 years and a fixed exercise price of $2.30 per share, subject to customary anti-dilution provisions.

Warrant Classification
We evaluate the warrants we issue in accordance with applicable accounting guidance and we have concluded that liability classification is appropriate for the warrants issued on October 27, 2006, June 22, 2007, August 25, 2008, August 3, 2009, September 4, 2009, February 18, 2011 (Series “B”) and January 24, 2013 as further discussed below. Although we mark to market all the warrants classified as liabilities each period (see Note 9), all of these warrants had either expired, been fully exercised, or the fair values of the warrants of the remaining warrants were nominal as of the most recent reported balance sheet date. We have further concluded that equity classification is appropriate for all other warrants that were outstanding during the periods presented due to the fact that these warrants are considered to be indexed to our own stock, are required to be physically settled in shares of our common stock and there are no provisions that could require net-cash settlement.
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our outstanding warrants as of December 31, 2014 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	Reference
August 25, 2008	August 25, 2015	349,741	$154.40	(a)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series "B"	February 18, 2016	98,481	$24.00	(a)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
December 21, 2011	December 21, 2016	819,851	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series "B"	March 20, 2017	1,311,000	$4.08
March 21, 2012; Series "B"	March 21, 2017	735,900	$4.08
May 3, 2012; Series "B"	May 3, 2017	27,612	$4.08
May 7, 2012	May 7, 2019	50,000	$3.60
June 14, 2012; Series "B"	June 14, 2017	51,112	$4.08
June 22, 2012	June 22, 2017	516,178	$3.40
June 28, 2012	June 28, 2017	56,682	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 25, 2018	11,250	$2.84	(a)
September 18, 2013	March 18, 2019	3,287,192	$2.30
		8,327,405
None of the outstanding warrant contracts contain exercise price reset provisions.

(a)
These warrants contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities at fair value on the dates of the consolidated balance sheets presented. A summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 9.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Available
The number of undesignated shares available as of December 31, 2014 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at December 31, 2014	(23,276,264)	—
Less shares designated as of December 31, 2014 for issuance under:
Stock options (1)	(658,152)	—
Warrants outstanding	(8,327,405)	—
Conversion of principal under convertible notes (2)	(4,396,823)	—
Undesignated shares available	13,341,356	20,000,000

(1) Includes all of the options outstanding plus 202,300 shares remaining that are available for issuance under the 2011 Plan.

(2) Represents the number of shares issuable upon conversion of $10,475,000 of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Note 11: Share-Based Compensation
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
During the years ended December 31, 2014 and 2013, a total of 245,600 and 126,250 shares of restricted stock and 214,100 and 142,375 stock options, respectively, were issued under our 2011 plan to our directors, executive officers and employees. As of January 1, 2015, after including the effects of grants, forfeitures and the evergreen provision, we had 327,300 shares available for issuance under the 2011 Plan.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying consolidated statements of operations and in the financial information by reportable business segment in Note 14 is:

	Fuel Storage & Systems	Corporate	Total
Year Ended December 31, 2014:
Cost of product sales	$21,588	$—	$21,588
Research and development	160,853	—	160,853
Selling, general and administrative	29,661	353,888	383,549
Total share-based compensation	$212,102	$353,888	$565,990
Year Ended December 31, 2013:
Cost of product sales	$24,603	$—	$24,603
Research and development	80,139	—	80,139
Selling, general and administrative	15,999	269,049	285,048
Total share-based compensation	$120,741	$269,049	$389,790
As of December 31, 2014, there was $1,586,839 of unrecognized share-based compensation expense for stock options and restricted stock of which we expect to recognize $671,733 in 2015, $550,862 in 2016, $302,671 in 2017 and $61,573 in 2018.

Stock Options
Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	173,418	$24.96
Granted	142,375	$2.30
Forfeited	(22,910)	$11.47
Expired	(12,739)	$57.61
Exercised	(1,499)	$2.46
Options outstanding at December 31, 2013	278,645	$13.37	8.40	$1,195,735

Options outstanding at January 1, 2014	278,645	$13.37
Granted	214,100	$4.35
Forfeited	(13,170)	$8.83
Expired	(16,040)	$43.86
Exercised	(7,685)	$2.37
Options outstanding at December 31, 2014	455,850	$8.60	8.74	$—
Vested and expected to vest at December 31, 2014	425,420	$9.04	8.78	$—
Options exercisable at December 31, 2014	122,353	$24.69	9.93	$—
The aggregate intrinsic value, if any, in the table above is based on our closing stock price of $2.09 and $7.80 per share as of the last business day of the year ended December 31, 2014 and 2013, respectively and represents the amount that would have been received by the options had all options been exercised on that date.
Below is a summary of the estimated weighted average grant-date fair value along with a summary of the assumptions used in the fair value calculations for the 214,100 and 142,375 stock options granted under the 2011 Plan during the years

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2014 and 2013, respectively. The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing formula. Expected volatilities are based on the historical volatility of our stock price. The expected life of options granted is derived based on the historical life of our options. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury interest rates in effect at the time of grant.

	May 29, 2014	May 15, 2014	October 24, 2013	August 19, 2013
Estimated grant-date fair value per option granted	$3.72	$2.95	$3.89	$1.45
Number of options	201,600	12,500	2,500	139,875
Exercise price per option granted	$4.37	$3.46	$6.10	$2.23
Dividend yield	—%	—%	—%	—%
Expected life - years	5.8	5.8	5.8	5.8
Risk-free interest rate	2.65%	2.65%	2.63%	2.79%
Expected volatility of common stock	116.6%	116.6%	71.1%	73.1%
A summary of the options activity of our non-vested options and changes are as follows:

	Number of Shares	Weighted- Average Exercise Price
Nonvested outstanding at January 1, 2013	123,688	$6.76
Granted	142,375	$2.30
Vested	(36,650)	$42.50
Forfeited	(24,472)	$11.47
Nonvested outstanding at December 31, 2013	204,941	$2.89

Nonvested outstanding at January 1, 2014	204,941	$2.89
Granted	214,100	$4.35
Vested	(72,374)	$24.75
Forfeited	(13,170)	$8.83
Nonvested outstanding at December 31, 2014	333,497	$2.64
We received cash for exercises of stock options during the years ended December 31, 2014 and 2013 of $18,249 and $3,688 respectively.
The total fair value of options vested was $0 and $44,156 for the years ended December 31, 2014 and 2013, respectively.

Restricted Stock
We periodically issue restricted stock to our directors and executives as a form of equity-based compensation. The value of the shares, measured on the date of award based upon the closing price of our common stock, is recognized as stock compensation expense ratably over the vesting period, typically three years.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding restricted stock were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	38,747	$47.24
Granted	126,250	$2.23
Vested	(14,997)	$47.20
Nonvested at December 31, 2013	150,000	$2.27
Vested and expected to vest at December 31, 2013	150,000	$2.27

Nonvested at January 1, 2014	150,000	$2.27
Granted	245,600	$4.35
Vested	(42,083)	$4.35
Forfeited	(11,667)	$2.41
Nonvested at December 31, 2014	341,850	$3.77
Vested and expected to vest at December 31, 2014	341,850	$3.77
The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2014 and 2013 was $4.35 and $2.23 respectively.
            The total fair value of restricted stock vested during the years ended December 31, 2014 and 2013 was $217,992 and $35,843, respectively.

Note 12: Income Taxes
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate for continuing operations for the year ended December 31:

	2014	2013
Income tax benefit at U.S. statutory rates	34.0%	34.0%
Derivative instruments and fair value measurements	4.7%	(14.3)%
Share-based compensation	(0.5)%	(0.4)%
Other	(0.1)%	—%
Valuation allowance	(39.7)%	(19.6)%
Original issue discount	1.6%	0.3%
Effective tax rate	—%	—%

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the provision for income taxes for continuing operations on a separate tax return basis as of the year ended December 31:

	2014	2013
Current:
Federal	$—	$—
State and local	1,600	1,600
	$1,600	$1,600
Deferred:
Federal	$(5,752,360)	$68,981,592
State and local	(986,967)	5,758,375
	$(6,739,327)	$74,739,967
Less: Change in valuation allowance	6,739,327	(74,739,967)
Subtotal	—	—
Income tax expense	$1,600	$1,600

The components of deferred tax assets and liabilities at December 31 were as follows:

	2014	2013
Deferred income tax assets:
Accrued compensation	$363,684	$358,742
Accrued warranty	243,786	103,816
Inventory	1,575,527	1,524,902
Share-based compensation	2,768,688	2,622,451
Other comprehensive income	295,793	295,793
Tax credits	764,575	764,575
Other	677,611	335,286
Net operating loss carry-forwards	17,920,468	11,753,569
	24,610,132	17,759,134
Less: Valuation allowance	(24,294,275)	(17,554,948)
Total deferred income tax assets	315,857	204,186
Deferred income tax liabilities:
Equipment and leasehold improvements	(315,857)	(204,186)
Net deferred tax liability	$—	$—
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
As of December 31, 2014, Schneider Power had a tax liability of $48,300 related to the sale of a wind farm operation in May 2013.
Undistributed earnings of Schneider Power at December 31, 2014, which are nominal, are considered to be indefinitely reinvested and, accordingly, no provisions for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
Loss from operations before income taxes for the years ended December 31, 2014 and 2013 attributable to domestic operations was $14.5 million and $20.0 million, respectively, and loss attributable to foreign operations was $0.4 million and $3.0 million, respectively.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. tax laws contain provisions (Section 382 limitations) that limit the annual utilization of net operating loss and credit carry forwards upon the occurrence of certain events including a significant change in ownership interest. Generally, such limitations arise when the ownership of certain shareholders of public groups in the stock of a corporation change by more than 50 percentage points over a three-year period. A study was completed during 2013 to determine if an ownership change had occurred at any time between April 30, 2004 and December 31, 2012. Such an event had occurred which limits the future use of our losses and resulted in the expiration of pre-2013 Federal and State net operating losses of $218 million and $123 million before utilization. We may also have incurred such an event or events since 2012; however, we have not completed a study to determine the extent of the limitations, if any. Until a study is completed and the extent of the limitations is able to be determined, no additional amounts have been written off or are being presented as an uncertain tax position.
At December 31, 2014, after taking into consideration the expiration of net operating losses noted above, we had federal net operating loss carryforwards of approximately $45 million available to offset future federal taxable income that expire between the years 2031 and 2034 and we had state net operating loss carryforwards of approximately $45 million available to offset future state taxable income that expire between the years 2031 and 2034.
We have no unrecognized tax benefits for uncertain tax positions as defined under GAAP for any of the periods presented. To the extent applicable in the future, interest and penalties related to income tax liabilities will be included in pre-tax income as interest expense and tax penalties.
At December 31, 2014, our U.S. federal tax returns related to the years ended April 30, 2010 and April 30, 2011, the eight months ended December 31, 2011 and the years ended December 31, 2012 through December 31, 2014 remain open to examination by the tax authorities. However, we have consolidated or acquired net operating losses beginning in the tax year ended September 27, 1998 that would cause the statute of limitations to remain open for the year in which the net operating loss was incurred only to the extent that the net operating losses may be adjusted.

Note 13: Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per share as of the year ended December 31:

	2014	2013
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(14,485,870)	$(20,019,538)
Net loss from discontinued operations	(437,734)	(3,025,028)
Net loss	$(14,923,604)	$(23,044,566)
Denominator for basic and diluted loss per share data - weighted-average shares	22,407,818	14,642,320
Basic and diluted loss per share data:
Net loss from continuing operations	$(0.65)	$(1.37)
Net loss from discontinued operations	(0.02)	(0.20)
Net loss	$(0.67)	$(1.57)
For the periods presented above, shares of common stock potentially issuable upon the exercise of options, warrants and convertible notes were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
The following table sets forth the amount of shares excluded from the computation of diluted earnings per share, as to do so would have been anti-dilutive as of the years ended December 31:

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013
Stock Options	455,850	278,645
Warrants	8,327,405	10,852,747
Convertible Notes	4,396,823	4,617,187
	13,180,078	15,748,579

Note 14: Business Segments and Geographic Information

Business Segments
We classify our business into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. Due to our plan to dispose of Schneider Power within the next 12 months, the Renewable Energy business segment, consisting entirely of the operations of Schneider Power, is classified as discontinued operations (see Note 3).
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.
Fuel Storage & Systems Segment
Our Fuel Storage & Systems segment is a leader in the development and production of CNG fuel storage systems and the integration of alternative fuel vehicle system technologies including engine and vehicle control systems and drivetrains.

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
Corporate Segment
The Corporate segment consists of general and administrative expenses incurred at the corporate level that are not directly attributable to the Fuel Storage & Systems or Renewable Energy reporting segments. Corporate expenses consist primarily of personnel costs, share-based compensation costs and related general and administrative costs for executive, finance, legal, human resources, investor relations and our board of directors.
Geographic Information
Our long-lived assets as of December 31, 2014 related to our continuing operations are primarily based within our Lake Forest, CA facilities and long-lived assets related to our discontinued operations are primarily located in Ontario, Canada.

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue for continuing operations by country is as follows:

	Year Ended December 31,
	2014	2013
United States	$32,400,794	$30,369,607
Canada	916,517	226,134
Germany	355,350	1,148,114
Australia	344,813	—
India	76,350	140,726
United Kingdom	9,170	—
Spain	—	9,619
Taiwan	—	9,490
Total	$34,102,994	$31,903,690

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Years Ended December 31,
	2014	2013
Revenues
Fuel Storage & Systems:
Net product sales	$25,785,837	$22,943,639
Contract services (1)	8,317,157	8,960,051
Total revenues	$34,102,994	$31,903,690
Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$23,743,646	$16,261,662
Cost of contract services	5,220,844	5,296,499
Total cost of revenues	$28,964,490	$21,558,161
Gross Margin
Fuel Storage & Systems:
Net product sales	$2,042,191	$6,681,977
Contract services	3,096,313	3,663,552
Total gross margin	$5,138,504	$10,345,529
Operating Expenses
Fuel Storage & Systems:
Research and development	$7,616,018	$5,996,414
Selling, general, and administrative	3,405,513	4,244,781
Total	11,021,531	10,241,195
Corporate
Selling, general, and administrative	6,832,741	6,841,239
Total	$17,854,272	$17,082,434
Operating Income (Loss)
Fuel Storage & Systems	$(5,883,027)	$104,334
Corporate	(6,832,741)	(6,841,239)
Total operating loss	$(12,715,768)	$(6,736,905)
Capital Expenditures
Fuel Storage & Systems	$6,081,290	$2,963,301
Corporate	64,390	4,554
Total capital expenditures	$6,145,680	$2,967,855
Depreciation
Fuel Storage & Systems	$1,429,064	$1,040,791
Corporate	46,234	41,556
Total depreciation	$1,475,298	$1,082,347

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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identifiable assets by reporting segment are as follows as of December 31:

	2014	2013
Identifiable Assets
Fuel Storage & Systems	$42,108,373	$31,727,999
Renewable Energy - Held for Sale	23,161,999	26,358,742
Corporate	6,406,142	7,917,801
	$71,676,514	$66,004,542
Note 15: Revenue and Purchase Concentrations
Agility Fuel Systems comprised 28%, and 45%, Ryder Vehicle Purchasing LLC comprised 12%, and 0%, General Motors comprised 11% and 8%, and AGI and it's affiliates comprised 9% and 12% of the total consolidated revenue for continuing operations reported for the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014 and December 31, 2013, AGI and its affiliates comprised of 25% and 4% Agility Fuel Systems comprised 10% and 38% and General Motors comprised 9% and 24% of our total outstanding accounts receivable for continuing operations, respectively.
For the years ended December 31, 2014 and 2013, purchases from one supplier constituted approximately 37%, and 39%, respectively, of net raw materials purchases of our continuing operations. For the years ended December 31, 2014 and 2013, the top suppliers accounted for approximately 65% and 77%, respectively, of net raw materials purchases of our continuing operations.
Note 16: Commitments and Contingencies
Commitments
We lease our corporate operations, manufacturing, assembly, design, testing and research and development facilities, which is located at our campus in Lake Forest, California. The operating leases are scheduled to expire beginning on May 31, 2018; however, we have the option to extend the lease until May 31, 2020 for one facility and May 31, 2025 for the remaining two facilities. As of December 31, 2014, the monthly lease payment was $163,472. We incurred rent expense of $1,775,323 in 2014 and $2,308,537 in 2013.
At December 31, 2014, minimum future lease commitments for our continuing operations under non-cancelable operating leases for facilities and equipment having lease terms in excess of one year are payable as follows:

Lease Commitments
2015	$1,695,293
2016	1,531,362
2017	1,577,325
2018	1,624,662
2019	1,673,400
Thereafter	4,568,271
Total minimum lease payments	$12,670,313
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

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees. The total amount that we have incurred in connection with the Iroquois litigation is $1,813,206, consisting of (i) $1,015,440 in monetary damages, (ii) $704,857 in legal fees and other expenses and (iii) $92,909 in interest related expenses. We recorded these amounts in our consolidated statements of operations and comprehensive loss during 2014 which are included in the other expenses and interest expense classifications. On September 3, 2014, we paid the monetary damages and interest and on January 23, 2015 we paid the legal fees and other expenses.
On December 15, 2014, Iroquois Master Fund (“Iroquois”) filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit from the judgment entered by the United States District Court for the Southern District of New York. Although we believe that we will prevail on appeal, we can provide no assurance that the Second Circuit will uphold District Court’s judgment. If the Second Circuit were to reverse the District Court’s decision, then we may have to pay Iroquois additional damages and reimburse them for their reasonable attorney fees incurred in connection with the appeal.
Compensation Plan
We sponsor a defined contribution plan (the “401K Plan”) for our continuing operations that is qualified under Internal Revenue Service Code Section 401(k). The 401K Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).
Under the 401K Plan, all applicable employees who are at least age twenty-one or older are eligible to participate in the 401K Plan at the beginning of the next month after their first day of employment with us. Employee contributions to the 401K Plan are based on funding standards established by ERISA. Our matching contributions under the 401K Plan are discretionary and match elective salary deferrals up to 3% of compensation.
We made contributions of $329,997 and $268,690 for each of the years ended December 31, 2014 and 2013, respectively.

Note 17: Subsequent Events
Samsung Debt
On January 8, 2015, Schneider Power and Zephyr notified Samsung of their assertion that Samsung is in default of its obligations under a Turbine Supply Agreement and an Operations and Maintenance Agreement. Following this notification and initial discussions, Schneider Power and Zephyr entered into a First Amendment to Master Amendment Agreement on January 26, 2015 pursuant to which the parties agreed to defer until January 31, 2016 approximately CAD $462,167 of interest owed to Samsung under the Master Amendment Agreement that was originally scheduled to be paid on January 31, 2015 (see Note 3).

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amended Line of Credit
On February 10, 2015, we and Bridge Bank, National Association, entered into a Third Loan and Security Modification Agreement pursuant to which, among other things, (i) the line of credit was increased from $5.0 million to $7.5 million, (ii) the amount of inventory eligible to be included in the borrowing base is limited to $2.0 million, (iii) a fee of 0.15% per annum, payable quarterly in arrears, is charged on the average unused portion of the line of credit, and (iv) for any period that the outstanding advances on the line of credit exceeds $5.0 million, then the amount of unrestricted cash that we are required to maintain at Bridge Bank increases from $1.5 million to $2.0 million.
The interest rate on the credit facility, which is a variable rate at the greater of 3.75% or Bridge Bank's prime rate plus 0.5%, did not change as a result of the Third Amendment (see Note 8).
February 2015 Public Offering
On February 18, 2015, we completed an underwritten public offering of 4,600,000 shares of common stock, $0.02 par value per share. The number of shares sold in the offering includes the underwriter’s full exercise of the over-allotment option to purchase an additional 600,000 shares of common stock. The net proceeds we received, net of underwriting discounts and other estimated offering expenses, were approximately $10.5 million.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Valuation and qualifying accounts are as follows:

Account Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2014	$398,684	$(99,947)	$(7,093)	(a)	$291,644
Year ended December 31, 2013	429,686	535,957	(566,959)	(a)	398,684

Provision for obsolescence reserve:
Year ended December 31, 2014	3,877,161	68,584	—		3,945,745
Year ended December 31, 2013	3,359,764	517,397	—		3,877,161

Warranty reserve:
Year ended December 31, 2014	399,171	435,453	(222,625)	(b)	611,999
Year ended December 31, 2013	364,749	101,399	(66,977)	(b)	399,171
(a) Primarily relates to gross accounts receivable and specific allowances against those gross receivables being written-off during the period, net of recoveries.
(b) Consists of material and labor costs incurred to analyze, repair or replace products under warranty contracts.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 16, 2015

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

Signature	Title	Date

/S/ W. BRIAN OLSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
W. Brian Olson

/S/ BRADLEY J. TIMON	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2015
Bradley J. Timon

/S/ CHANDRU SHAROFF	Controller (Principal Accounting Officer)	March 16, 2015
Chandru Sharoff

/S/ JONATHAN LUNDY	Chairman of the Board of Directors	March 16, 2015
Jonathan Lundy

/S/ G. SCOTT SAMUELSEN	Director	March 16, 2015
G. Scott Samuelsen

/S/ CARL E. SHEFFER	Director	March 16, 2015
Carl E. Sheffer

/S/ PAUL GRUTZNER	Director	March 16, 2015
Paul Grutzner

/S/ TIMOTHY A. MCGAW	Director	March 16, 2015
Timothy A. McGaw