Form 10-Q
period 2015-03-31
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2015-05-08
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

As of May 7, 2015, the registrant had outstanding 27,878,545 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,420,022	$4,103,841
Accounts receivable, net	10,144,432	11,626,467
Inventories, net	8,795,300	8,872,704
Prepaid and other current assets	1,450,064	1,261,953
Assets of discontinued operations held for sale	1,639,311	1,049,603
Total current assets	30,449,129	26,914,568
Property and equipment, net	9,530,085	9,762,341
Goodwill	12,400,000	12,400,000
Deposits and other assets	593,655	487,209
Assets of discontinued operations held for sale	19,555,989	22,112,396
Total assets	$72,528,858	$71,676,514
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,116,342	$9,313,192
Accrued payroll obligations	1,571,844	1,263,257
Deferred revenue	2,087,914	2,990,908
Accrued warranties	712,062	611,999
Other accrued liabilities	326,198	1,017,340
Debt obligations, current portion	4,871,599	5,177,207
Liabilities of discontinued operations held for sale	1,471,183	1,550,164
Total current liabilities	17,157,142	21,924,067
Debt obligations, net of current portion	7,368,825	7,053,195
Other liabilities and deferred credits	83,570	—
Liabilities of discontinued operations held for sale	17,146,263	19,094,320
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 27,913,002 shares issued, of which 27,878,545 are outstanding and 34,457 are held in treasury at March 31, 2015; 50,000,000 shares authorized, 23,310,721 shares issued, of which 23,276,264 are outstanding and 34,457 are held in treasury at December 31, 2014	557,571	465,525
Additional paid-in-capital	524,708,453	514,065,280
Accumulated deficit	(493,767,936)	(490,426,307)
Accumulated other comprehensive loss in discontinued operations	(725,030)	(499,566)
Total stockholders’ equity	30,773,058	23,604,932
Total liabilities and stockholders’ equity	$72,528,858	$71,676,514
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$9,198,114	$7,954,873
Cost of revenues	8,061,214	5,532,742
Gross margin	1,136,900	2,422,131
Operating expenses:
Research and development	1,878,893	1,500,221
Selling, general and administrative	2,468,293	2,555,455
Total operating expenses	4,347,186	4,055,676
Operating loss	(3,210,286)	(1,633,545)
Interest expense, net	(414,146)	(776,121)
Fair value adjustments of derivative instruments, net	(3,000)	(739,920)
Loss from continuing operations before income taxes	(3,627,432)	(3,149,586)
Income tax expense	—	(1,600)
Loss from continuing operations	(3,627,432)	(3,151,186)
Income (loss) from discontinued operations, net of taxes	285,803	(51,047)
Net loss	$(3,341,629)	$(3,202,233)
Per share data—basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.16)
Net income from discontinued operations	0.01	—
Net loss	$(0.13)	$(0.16)
Weighted average number of common shares outstanding:
Basic and diluted	25,372,921	20,144,062
Comprehensive loss:
Net loss	$(3,341,629)	$(3,202,233)
Foreign currency translation adjustments, net of tax	(225,464)	(112,552)
Comprehensive loss	$(3,567,093)	$(3,314,785)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,341,629)	$(3,202,233)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	421,294	329,259
Share-based compensation charges	171,917	90,356
Fair value adjustments of derivative instruments	3,000	739,920
Interest on debt obligations	335,591	222,215
Impairment of assets of discontinued operations held for sale	—	434,768
Other non-cash items	(53,659)	(4,353)
Changes in operating assets and liabilities:
Accounts receivable	1,450,489	2,060,381
Inventories	131,063	(442,337)
Other assets	(286,402)	(241,449)
Accounts payable	(3,239,558)	(2,676,299)
Deferred revenue and other accrued liabilities	(1,090,732)	(887,305)
Net cash used in operating activities	(5,498,626)	(3,577,077)
Cash flows from investing activities:
Purchases and development of property and equipment	(189,038)	(2,521,589)
Net cash used in investing activities	(189,038)	(2,521,589)
Cash flows from financing activities:
Proceeds from issuance from common stock	11,500,000	16,620,375
Stock issuance costs	(942,073)	(1,228,454)
Proceeds from exercise of warrants and options	5,375	4,841,711
Borrowings on capital leases	—	184,755
Repayments on capital leases	(251,643)	(201,805)
Repayments of long-term obligations	(257,522)	(277,999)
Repayments under line of credit	—	(3,831,917)
Other	(40,447)	(75,813)
Net cash provided by financing activities	10,013,690	16,030,853
Net effect of exchange rate changes on cash	(34,232)	(31,419)
Net increase in cash and cash equivalents	4,291,794	9,900,768
Cash and cash equivalents at beginning of period	4,495,886	7,031,981
Cash and cash equivalents at end of period	$8,787,680	$16,932,749
Cash and cash equivalents at end of period:
Continuing operations	$8,420,022	$16,417,373
Discontinued operations	367,658	515,376
Total cash and cash equivalents at the end of period	$8,787,680	$16,932,749
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

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

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated CNG storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker Automotive Group (Fisker), in connection with an agreement that was executed in October 2014 to support Fisker’s re-launch of the Karma vehicle line and the Atlantic vehicle line.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power, a Canadian corporation, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date, we have completed the sale of certain assets of Schneider Power and are actively pursuing the sale of all of the remaining Schneider Power assets. As a result of these actions and our expectations for a completion of a sale of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale (Note 2).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These adjustments consist of normal and recurring accruals, as well as non-recurring charges. The condensed consolidated financial statements include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and Schneider Power. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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
We prepare our unaudited consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include assessing our liquidity needs over a reasonable period of time, collectability of accounts receivable, estimates of contract costs and percentage of completion, the use and recoverability of the carrying amounts and fair value of assets held for sale, long-lived assets, investments and goodwill, including estimates of future cash flows and market valuations associated with asset impairment evaluations, the fair value of derivatives associated with warrants, the realization of deferred taxes, useful lives for depreciation and amortization periods of assets and provisions for warranty claims, among others. The markets for our products are characterized by competition, technological development and new product introduction, all of which could impact the future realizability of our assets. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending March 31, 2016. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
We expect to fund our business over the next year principally from our existing levels of working capital and the availability under our amended line of credit. Based on current assumptions and estimates, we may have to raise capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which have a combined balance remaining of $2.6 million, and (iii) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
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
Since August 2012, we have been actively pursuing the sale of the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed during 2015, subject to the project achieving commercial operation. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power in April 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended
	March 31,
	2015	2014
Revenue	$677,584	$898,458
Costs and expenses:
Cost of sales	131,517	148,749
Selling, general and administrative	29,196	53,923
Impairment of long-lived assets (1)	—	434,768
Other	(39,234)	—
Total costs and expenses	121,479	637,440
Operating income	556,105	261,018
Interest expense, net	(270,302)	(312,549)
Other, net	—	484
Income (loss) from discontinued operations, net of taxes	$285,803	$(51,047)

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on available Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the three months ended March 31, 2014, we determined that the carrying value of goodwill was below its fair value. As a result, we recognized a goodwill impairment charge of $0.4 million as of March 31, 2014.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	March 31, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$367,658	$392,045
Accounts receivable, net	233,451	221,943
Prepaid and other current assets (1)	1,038,202	435,615
Total current assets	$1,639,311	$1,049,603
Non-Current Assets:
Property and equipment, net (2)	$18,440,640	$20,190,824
Intangible asset, net (3)	926,273	1,014,185
Goodwill	2,001	2,191
Deposits and other assets	187,073	905,196
Total non-current assets	$19,555,987	$22,112,396
Current Liabilities:
Accounts payable	$210,109	$275,628
Other accrued liabilities	106,083	101,015
Current portion of debt obligations (4)	1,154,991	1,173,521
Total current liabilities	$1,471,183	$1,550,164
Non-Current Liabilities:
Debt obligations, net of current portion (4)	$17,146,263	$19,094,320
Total non-current liabilities	$17,146,263	$19,094,320

(1)	Includes the fair value of contingent consideration associated with the sale of the Trout Creek wind farm in the 2015 period.

(2)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm.

(3)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(4)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr and its 10 MW wind farm in April 2012, Schneider Power assumed a CAD $22.7 million credit facility owed to Samsung Heavy Industries Co. Ltd. related to the project (Samsung Debt). The significant terms of the Samsung Debt, as most recently amended on January 8, 2015, are as follows: (i) scheduled maturity of January 31, 2023, (ii) interest at 6.5% per year, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014 (except as modified for a deferred interest payment discussed below), (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022, and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

On January 8, 2015, Schneider Power and Zephyr notified Samsung of their assertion that Samsung is in default of its obligations under a Turbine Supply Agreement and an Operations and Maintenance Agreement. Following this notification and initial discussions, Schneider Power and Zephyr entered into a First Amendment to Master Amendment Agreement on January 26, 2015 pursuant to which the parties agreed to defer until January 31, 2016 of CAD $462,167 of interest owed to Samsung under the Master Amendment Agreement that was originally scheduled to be paid on January 31, 2015. The parties are in the process of negotiating a resolution of the issues under the Turbine Supply Agreement and Operations and Maintenance Agreement which caused Schneider Power and Zephyr to provide the default notice to Samsung.

As of March 31, 2015, the total amount of the Samsung Debt was CAD $23.2 million, which consisted of CAD $21.8 million of principal, CAD $0.7 million of unamortized premium and CAD $0.7 million of accrued interest.

The debt amounts due under the Samsung Debt are secured by substantially all of Zephyr’s assets and a pledge of all of the shares of Zephyr held by Schneider Power. Quantum has no obligation to service the debt payments and has not provided any guarantees associated with the Samsung Debt.

The conversion rate of one CAD to one US Dollar was 0.79 to 1.0 as of March 31, 2015 and 0.86 to 1.0 as of December 31, 2014.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	March 31, 2015	December 31, 2014
Customer accounts billed	$9,197,472	$11,120,593
Customer accounts unbilled	1,238,187	797,518
Allowance for doubtful accounts	(291,227)	(291,644)
Accounts receivable, net	$10,144,432	$11,626,467

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.

Included in accounts receivable at March 31, 2015 and December 31, 2014 is $2.6 million and $2.8 million, respectively, associated with amounts due from Advanced Green Innovations, LLC and its subsidiaries, which includes ZHRO Solutions LLC (collectively “AGI”). Although $225,000 was collected from AGI and its affiliates during the first quarter of 2015, AGI remains in default of a debt repayment agreement that we executed with AGI in December 2014. Based on communications and feedback we continue to have with executives of AGI, we believe the amounts outstanding are fully realizable. As such, we have not recorded a specific allowance against the AGI receivable; however, we will continue to assess the collectability on an ongoing basis.

Note 4: Inventories
Inventories of continuing operations consist of the following:

	March 31, 2015	December 31, 2014
Materials and parts	$9,861,504	$10,383,269
Work-in-process	178,628	389,155
Finished goods	2,647,254	2,046,025
	12,687,386	12,818,449
Less: Provision for obsolescence	(3,892,086)	(3,945,745)
Inventories, net	$8,795,300	$8,872,704

Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the three months ended March 31, 2015 were as follows:

	Balance at January 1, 2015	Additions	Transfers	Depreciation	Balance at March 31, 2015
Property and equipment in service, gross	$39,290,495	$—	$527,440	$—	$39,817,935
Accumulated depreciation	(31,270,855)	—	—	(421,294)	(31,692,149)
Construction in progress:
Plant equipment and other	1,742,701	189,038	(527,440)	—	1,404,299
Total property and equipment, net	$9,762,341	$189,038	$—	$(421,294)	$9,530,085
Goodwill
The carrying amount of goodwill of continuing operations reported in our Fuel Storage & Vehicle Systems business segment was $12.4 million at both March 31, 2015 and December 31, 2014.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of March 31, 2015.
Note 6: Warranties
We offer a warranty for production level storage systems, tanks, component parts and other alternative fuel products shipped to our customers. The specific terms and conditions of those warranties vary depending on the customer requirements; however, our fully integrated CNG systems are generally sold with a warranty of two years or 200,000 miles, whichever comes first. We estimate the costs that may be incurred under our warranty provisions and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2015	$611,999
Warranties issued during the period	342,767
Settlements made during the period	(242,704)
Balance at March 31, 2015	$712,062

Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	March 31, 2015	December 31, 2014
Obligations to Secured Lenders:
Convertible Notes: $10,475,000 principal, $321,816 accrued interest, net of unamortized discount of $4,414,533 at March 31, 2015; $10,475,000 principal, $269,441 accrued interest, net of unamortized discount of $4,628,439 at December 31, 2014	$6,382,283	$6,116,002
Capital lease obligation: $1,324,591 principal and $12,784 accrued interest at March 31, 2015; $1,576,234 principal and $15,703 accrued interest at December 31, 2014	1,337,375	1,591,937
Line of Credit: $4,500,000 principal and $10,468 accrued interest at March 31, 2015; $4,500,000 principal and $9,218 accrued interest at December 31, 2014	4,510,468	4,509,218
Obligations to Other Creditors:
Other obligations	10,298	13,245
Debt obligations of continuing operations, current and non-current	12,240,424	12,230,402
Less: Current portion of long-term debt, net of unamortized discount	(4,871,599)	(5,177,207)
Debt obligations of continuing operations, non-current	$7,368,825	$7,053,195

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
To date, $525,000 of principal has been converted into 220,364 shares of our common stock.
At March 31, 2015, the total amount of principal and interest due to Related Parties under the Convertible Notes was $487,218, which consisted of $475,000 of principal and $14,593 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provided us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first quarter of 2015, we made total payments of $335,537, of which $83,894 represented the implied interest cost.
The lease obligation is secured by the equipment that is acquired under the arrangement.
The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of March 31, 2015:

2015 minimum lease payments	$1,474,764
Less: Amount representing interest	(150,173)
Capital lease obligation	$1,324,591
Line of Credit
At December 31, 2014, the significant terms of our revolving line of credit (Line of Credit) with Bridge Bank, National Association (Bank) consisted of the following: (i) scheduled maturity date of March 14, 2016 , (ii) variable interest rate at the greater of 3.75% or the bank’s prime rate, plus 0.50%, (iii) annual facility fee of $50,000, (iv) we must maintain at least $1.5 million of cash and cash equivalents at Bridge Bank at all times through maturity, and (v) maximum borrowing capacity dependent upon our levels of eligible accounts receivables and inventories.

On February 10, 2015, we and the Bank, entered into a Third Loan and Security Modification Agreement pursuant to which, among other things, (i) the line of credit was increased from $5.0 million to $7.5 million, (ii) the amount of inventory eligible to be included in the borrowing base is limited to $2.0 million, (iii) a fee of 0.15% per annum, payable quarterly in arrears, is charged on the average unused portion of the line of credit, and (iv) for any period that the outstanding advances on the line of credit exceeds $5.0 million, then the amount of unrestricted cash that we are required to maintain increases from $1.5 million to $2.0 million.

The interest rate on the credit facility, which is a variable rate at the greater of 3.75% or Bridge Bank's prime rate plus 0.5%, did not change as a result of the Third Amendment.
As of March 31, 2015 and December 31, 2014, we had $4.5 million of outstanding borrowings. As of March 31, 2015, the maximum borrowing capacity was $2.4 million, of which $180,000 was reserved for letters of credit and credit card services.
The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described above.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of March 31, 2015.

Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations and accrued interest of our continuing operations for each of the following years until maturity:

Twelve Months Ending March 31,	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2016 (1)	$5,858,141	$(986,542)	$4,871,599
2017 (2)	10,796,816	(3,427,991)	7,368,825
	$16,654,957	$(4,414,533)	$12,240,424
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
We determined the fair values of the derivative instrument liabilities associated with certain warrant contracts primarily based on an option-pricing mathematical model referred to as “Black-Scholes”. This model determines the value of the derivative instruments based on complex mathematical formulas that assume that returns on our underlying stock are normally-distributed and that risk-free interest rates and stock volatilities will remain constant over the term of the contract.
The following table summarizes the changes in the fair value for the derivative instrument liabilities using Level 3 inputs:

January 2013 Warrants
Balance at January 1, 2015	$7,000
Fair value adjustments	3,000
Balance at March 31, 2015	10,000

The fair value for derivative instrument liabilities are recorded in "Other accrued liabilities" in the condensed consolidated balance sheets. The fair values of the warrants issued on August 25, 2008 and February 18, 2011 were zero as of March 31, 2015 and December 31, 2014.

Note 9:  Stockholders’ Equity
Authorized Shares
Under our Restated Certificate of Incorporation, the number of shares of capital stock we are authorized to issue consists of 50,000,000 shares of common stock, $0.02 par value, and 20,000,000 shares of preferred stock, $0.001 par value.
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
As of March 31, 2015, after including the effects of grants, forfeitures and the evergreen provision, we had 333,428 shares available for issuance under the 2011 Plan.
Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2015	455,851	$8.60
Exercised	(2,281)	$2.36
Forfeited	(5,876)	$2.27
Expired	(2,383)	$76.27
Options outstanding at March 31, 2015	445,311	$8.37	8.2
Vested and expected to vest at March 31, 2015	414,281	$8.80	8.1
Options exercisable at March 31, 2015	118,664	$24.15	6.4

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Systems	Corporate	Total
Three Months Ended March 31, 2015
Cost of product sales	$2,868	$—	$2,868
Research and development	53,330	—	53,330
Selling, general and administrative	8,926	106,793	115,719
Total share-based compensation	$65,124	$106,793	$171,917
Three Months Ended March, 31 2014
Cost of product sales	$7,608	$—	$7,608
Research and development	18,431	—	18,431
Selling, general and administrative	4,622	59,695	64,317
Total share-based compensation	$30,661	$59,695	$90,356

Warrants

We had 8,327,405 warrants outstanding at each of March 31, 2015 and December, 31 2014. A summary of our outstanding warrants as of March 31, 2015 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
August 25, 2008	August 25, 2015	349,741	$154.40	(a)
April 30, 2010 through July 1, 2010	April 30, 2015 through July 1, 2015	55,473	$72.80
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(a)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
December 21, 2011	December 21, 2016	819,851	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series “B”	March 21, 2017	1,311,000	$4.08
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08
May 3, 2012; Series “B”	March 21, 2017	27,612	$4.08
June 14, 2012; Series “B”	March 21, 2017	51,112	$4.08
May 8, 2012	May 7, 2019	50,000	$3.60
June 22, 2012 and June 28, 2012	June 22, 2017 and June 28, 2017	572,860	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 25, 2018	11,250	$2.84	(a)
September 18, 2013	March 18, 2019	3,287,192	$2.30
Total warrants outstanding at March 31, 2015		8,327,405

None of the outstanding warrant contracts contain exercise price reset provisions.

(a)
The warrants issued on August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities at fair value on the dates of the consolidated balance sheets presented. A summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 8.

Shares Available

The number of authorized shares available for future issuance as of March 31, 2015 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at March 31, 2015	(27,878,545)	—
Less shares designated as of March 31, 2015 for issuance under:
Stock options (1)	(778,739)	—
Warrants outstanding	(8,327,405)	—
Conversion of principal under convertible notes (2)	(4,396,823)	—
Undesignated shares available	8,618,488	20,000,000

(1)	Includes all of the options outstanding plus 333,428 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents the number of shares issuable upon conversion of $10.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended March 31, 2015:

	Common Shares Outstanding	Total Equity
Balance at January 1, 2015	23,276,264	$23,604,932
Share-based compensation	—	171,917
Issuance of common stock to investors (1)	4,600,000	10,557,927
Issuance of common stock in connection with stock option exercises	2,281	5,375
Foreign currency translation	—	(225,464)
Net loss	—	(3,341,629)
Balance at March 31, 2015	27,878,545	$30,773,058

(1) On February 18, 2015, we completed an underwritten offering of 4,600,000 shares of common stock, $0.02 par value per share. The number of shares sold in the offering includes the underwriter’s full exercise of the over-allotment option to purchase an additional 600,000 shares of common stock. The net proceeds we received, net of underwriting discounts and other estimated offering expenses, were approximately $10.6 million.
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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2015	2014
Numerators for basic and diluted loss per share data:
Net loss from continuing operations	$(3,627,432)	$(3,151,186)
Net income (loss) from discontinued operations	285,803	(51,047)
Net loss	$(3,341,629)	$(3,202,233)
Denominator for basic and diluted loss per share data—weighted-average shares	25,372,921	20,144,062
Basic and diluted per share data:
Net loss from continuing operations	$(0.14)	$(0.16)
Net income from discontinued operations	0.01	—
Net loss	$(0.13)	$(0.16)
For the three months ended March 31, 2015 and 2014, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated CNG fuel systems, to truck and automotive OEMs and aftermarket OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 psi. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.

This segment generates revenue from three sources: product sales, contract engineering services and software licensing fees. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers' CNG, hybrid or fuel cell applications. Contract engineering services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker in connection with an agreement that was executed in October 2014 to support Fisker’s re-launch of the Karma vehicle line and the Atlantic vehicle line. The software licensing fees, which amounted to $608,000 in the first quarter of 2015, are included as part of contract services revenue on the selected financial information of continuing operations that follows.

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
Geographic Information
Our long-lived assets as of March 31, 2015 related to our continuing operations are primarily based within our Lake Forest, CA facilities and long-lived assets related to our discontinued operations are primarily located in Ontario, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended March 31,
	2015	2014
Revenues
Fuel Storage & Systems:
Net product sales	$7,022,654	$4,818,430
Contract services	2,175,460	3,136,443
Total revenues	$9,198,114	$7,954,873

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$7,166,933	$3,657,804
Cost of contract services	894,281	1,874,938
Total cost of revenues	$8,061,214	$5,532,742

Gross Margin
Fuel Storage & Systems:
Net product sales	$(144,279)	$1,160,626
Contract services	1,281,179	1,261,505
Total gross margin	$1,136,900	$2,422,131

Operating Expenses
Fuel Storage & Systems:
Research and development	$1,878,893	$1,500,221
Selling, general and administrative	821,424	818,304
Total	$2,700,317	$2,318,525
Corporate:
Selling, general and administrative	1,646,869	1,737,151
Total operating expenses	$4,347,186	$4,055,676

Operating Income (Loss)
Fuel Storage & Systems	$(1,563,417)	$103,606
Corporate	(1,646,869)	(1,737,151)
Total operating loss	$(3,210,286)	$(1,633,545)

Capital Expenditures
Fuel Storage & Systems:	$189,038	$2,521,589
Total capital expenditures	$189,038	$2,521,589

Depreciation
Fuel Storage & Systems	$400,804	$319,761
Corporate	20,490	9,498
Total depreciation	$421,294	$329,259

Identifiable assets by reporting segment are as follows:

	March 31, 2015	December 31, 2014
Identifiable Assets
Fuel Storage & Systems	$40,598,775	$42,108,373
Renewable Energy - Held for Sale	21,195,300	23,161,999
Corporate	10,734,783	6,406,142
	$72,528,858	$71,676,514

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

On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees. The total amount that we have incurred in connection with the Iroquois litigation is $1,813,206, consisting of (i) $1,015,440 in monetary damages, (ii) $704,857 in legal fees and other expenses and (iii) $92,909 in interest related expenses. We recorded these amounts in our consolidated statements of operations and comprehensive loss during 2014 as which are included in the other expenses and interest expense classifications. On September 3, 2014, we paid the monetary damages and interest and on January 23, 2015 we paid the legal fees and other expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements, which generally include the plans and objectives of management for future operations, estimates or projections of future economic performance, and our current beliefs regarding revenues, profits and losses, capital resources and liquidity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth under the “Risk Factors” section and elsewhere in this report.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our expectations related to our total revenues in 2015;

•	our belief that our direct product margins on a normalized basis will exceed 30% and overall product gross margins will exceed 20% in future periods;

•	our belief that the actions we are implementing to improve the gross margin on sales of our CNG systems will be successful and result in improved gross margins in the future;

•	our belief that we have captured approximately 35% of the market share for over-the-road CNG heavy duty trucks;

•	our belief that we can make dependable estimates of the revenue and costs applicable to the various stages of a contract;

•	our expectations regarding 2015 financial performance and results including results from operations for our Fuel Storage & Systems segment;

•	our belief that we will be able to raise additional capital, if necessary, to repay debt, fund our future operations and to support our growth plans as required over the next twelve months and beyond;

•	our belief that our current operating plan and the shift in our business strategy will allow us to achieve profitability in the future;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure;

•	our belief that the facilities in Lake Forest, California are adequate for our current and expected product manufacturing operations and original equipment manufacturer (“OEM”) development programs;

•
our belief that our outstanding receivable from Advanced Green Innovations and its affiliates is fully realizable and our expectation that activity related to the AGI program will recommence in the future;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the number of complete compressed natural gas (“CNG”) systems we would be able to manufacture and deliver on an annual basis;

•	our expectation that shipments of our CNG fuel storage systems will increase for the remainder of 2015;

•	our expectation to launch our next generation high capacity back-of-cab storage system near the end of the third quarter of 2015;

•
our belief that our next generation high capacity back-of-cab storage system will provide the highest storage capacity and lightest weight per diesel gallon equivalent of any back-of-cab system currently available in industry;

•
our expectations regarding 2015 levels of engineering services related to the plug-in electric vehicle systems software development program with Fisker Automotive and Technology Group and the new hydrogen tank development program with an automotive OEM alliance;

•
our belief that the new product offerings, sales, marketing and training efforts over the last twelve months will lead to increased sales, will strengthen our market position and help in furthering the CNG adoption rate;

•
our expectation that a higher percentage of future product sales will be to existing or higher-volume customers resulting in less customer specifications costs in the future which, in turn, will improve our gross margin on product sales;

•	our expectation that pricing incentives will decrease in future periods and that will be able to charge a higher price for our next generation CNG systems;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that we are adequately insured for any product liability claims or product recalls;

•	our belief that natural gas is the most cost-effective fuel available on the market today and that this trend will continue for the foreseeable future;

•	our belief that as the market adjusts to the underlying economic benefits of natural gas there could be opportunities for the use of CNG in passenger vehicles;

•
our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas and that such transition will generate increased demand for our CNG products;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that we will be able to sell the remaining assets of Schneider Power Inc, (Schneider Power) within our expected time frame;

•	our belief that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

•	our belief that our business decision and strategy to supply complete CNG systems direct to the OEMs and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will prevail on the appeal filed by Iroquois;

•	our expectation that the level of gains or losses on derivative instruments will be immaterial in future periods;

•	our belief that our pricing program with GAIN Clean Fuel will remove a challenging hurdle for fleets considering moving to CNG and will create greater demand for our products; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

These forward-looking statements represent our estimates and assumptions only as of the date made.
Although we believe the expectations and intentions reflected in our forward-looking statements are reasonable, we cannot assure you that these expectations and intentions will prove to be correct. Various risks and other factors, including those identified in this Quarterly Report under the “Risk Factors” section, those identified in our Annual Report on Form 10-K for the period ended December 31, 2014, and those included in our other public filings that are incorporated herein by reference, could cause actual results, and actual events that occur, to differ materially from those contemplated by the forward looking statements.
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

The condensed consolidated financial statements for the periods presented include the accounts of Quantum Fuel Systems Technologies Worldwide, Inc., and our wholly owned subsidiary, Schneider Power Inc. (Schneider Power).

EXECUTIVE OVERVIEW AND OUTLOOK

Overview of Reporting Segments

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG and hydrogen storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas retrofits and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture hydrogen refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker Automotive Group (Fisker), in connection with an agreement that was executed in October 2014 to support Fisker’s re-launch of the Karma vehicle line and the Atlantic vehicle line.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date we have sold certain operations and development projects of Schneider Power and are actively pursuing the sale of other assets, including the 10.0 MW Zephyr wind farm which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of March 31, 2015. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

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

Business Update
In May 2014, we announced a shift in our strategic direction from a CNG tank product platform to a complete CNG fuel storage systems platform. Since that announcement, we have spent a significant amount of human and financial resources on production build-out, product commercialization and customer support services - all areas that needed to be addressed in order for us to establish a solid foundation on which our systems platform strategy can thrive. We have made significant progress to date in introducing and commercializing storage systems, growing our customer base and gaining market share since our shift in strategic direction and we expect this trend to continue over the course of 2015.
During the first quarter of 2015, we added additional new fuel storage system customers including UPS. As announced on April 2, 2015, we received an order from UPS to provide 319 fuel systems for its heavy duty CNG vehicle program. As a result of orders associated with new customers and follow on orders from other existing customers, our backlog of product orders increased from $17.8 million at December 31, 2014 to $26.1 million as of March 31, 2015.
We also continue to make advancements to our existing fuel storage system product offerings and expect to launch a high capacity next-generation back-of-cab (BOC) storage system near the end of the third quarter of 2015 that we believe will provide the highest storage capacity and lightest weight per diesel gallon equivalent of any BOC system currently available in the industry. These new systems will incorporate our large Q-Lite CNG storage tanks.
The natural gas vehicle industry has experienced a slower than predicted adoption rate during 2014 and into the beginning of 2015. The decrease in diesel fuel costs over the past year and the instability of the diesel to CNG fuel price spread has negatively impacted fleet decisions on units as well as their overall commitment to natural gas vehicles in the short-term.

Despite the adoption rates in 2014 and 2015 being lower than predicted, we are encouraged by the fact that natural gas truck sales grew approximately 20 percent in 2014, and we expect that our product offerings, sales, marketing, and training efforts will lead to increased sales and market share in 2015.
From a storage system cost perspective, and in an effort to provide our heavy duty trucking fleets and other customers with the highest quality, most fuel efficient CNG systems available on the market, we have incurred significant costs and expenses related to testing, validation, production set up, supply chain management, customer support, training and servicing of our CNG modules. As a result, our cost of goods sold and gross margins have been negatively affected since our shift in strategic direction, including the quarter ended March 31, 2015. We expect many of these incremental costs will be significantly lower in future periods and, along with higher anticipated volume levels, will result in higher gross margins for the remaining three quarters in 2015.

The hydrogen fuel cell vehicle industry, which represents a relatively minor level of activity compared to other clean fuel vehicle technologies in today’s market, continues to experience an increase in the number of vehicle development programs and hydrogen infrastructure projects. There is a growing network of hydrogen stations supporting the new fuel cell electric vehicles coming to California from multiple passenger vehicle OEMs. On April 27, 2015, we announced that we received a follow on order from an affiliate of The Linde Group (Linde) to develop and manufacture retail hydrogen fueling dispensers to support the expansion of the hydrogen fueling infrastructure in California. The hydrogen dispensers are targeted to be delivered and commissioned by Linde around the fourth quarter of 2015.
The development of a passenger CNG vehicle platform we have been working on with an OEM that we originally anticipated would go to production in 2016 has been delayed by the OEM. Consequently, we do not believe that it will be commercially available in 2016. While we expect development activities to resume at some point in the future, we cannot predict when these activities will resume.

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
We expense all internal research and development when incurred. We will continue to require significant research and development expenditures over the next several years in order to advance and improve our natural gas storage tanks and systems.
The chief operating decision maker allocates resources and tracks performance by the reporting segments. We evaluate performance based on profit or loss from operations before interest, non-operating income and expenses, and income taxes.

Results of Operations
Three Months Ended March 31, 2015 and 2014
The following table provides operating results for our continuing operations:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenues
Fuel Storage & Systems:
Net product sales	$7,022,654	$4,818,430	$2,204,224	46%
Contract services	2,175,460	3,136,443	(960,983)	(31)%
Total revenues	$9,198,114	$7,954,873	$1,243,241	16%

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$7,166,933	$3,657,804	$3,509,129	96%
Cost of contract services	894,281	1,874,938	(980,657)	(52)%
Total cost of revenues	$8,061,214	$5,532,742	$2,528,472	46%

Gross Margin
Fuel Storage & Systems:
Net product sales	$(144,279)	$1,160,626	$(1,569,306)	(135)%
Contract services	1,281,179	1,261,505	19,674	2%
Total gross margin	$1,136,900	$2,422,131	$(1,549,632)	(64)%

Operating Expenses
Fuel Storage & Systems:
Research and development	$1,878,893	$1,500,221	$378,672	25%
Selling, general and administrative	821,424	818,304	3,120	—%
Total	2,700,317	2,318,525	381,792	16%
Corporate:
Selling, general and administrative	1,646,869	1,737,151	(90,282)	(5)%
Total operating expenses	$4,347,186	$4,055,676	$291,510	7%

Operating Income (Loss)
Fuel Storage & Systems	$(1,563,417)	$103,606	$(1,667,023)	(1,609)%
Corporate	(1,646,869)	(1,737,151)	90,282	(5)%
Total operating loss	$(3,210,286)	$(1,633,545)	$(1,576,741)	97%
Fuel Storage & Systems Segment
Product Sales and Gross Margins
In May 2014, we shifted our strategic direction from selling stand-alone CNG tank products to a focus on selling complete CNG fuel storage modules and systems. Under this new strategy, we have experienced and are continuing to target revenue streams from sales of our back-of-cab and frame-rail mounted CNG fuel storage modules in addition to revenues from the sale of individual CNG storage tanks. We have made significant progress to date in introducing and commercializing CNG storage systems, growing our customer base and gaining market share since our shift in strategic direction. As a result, we have been able to grow our year-over-year product revenues by 46%, to $7.0 million in the first quarter of 2015, compared to $4.8 million in the first quarter of 2014. The growth in product revenues reflects the impact of a significant shift in product mix, from substantially all individual CNG tank products for the period in 2014 to a product mix comprised of approximately 75% for complete CNG storage systems for the period in 2015.

As a result of our continuing efforts to support our expanding systems business platform and support new and developing customer relationships for our new system products, the overall product gross margin as a percentage of product sales declined in the first quarter of 2015 compared to the same period in 2014. The gross margins recognized on product sales include both direct material and labor costs associated with each unit produced along with the absorption of indirect manufacturing overhead costs that are allocated to the units produced. Exclusive of indirect overhead costs, product sales during the first quarter of 2015 contributed a positive direct margin of $1.7 million or 24%. Included in indirect overhead costs for the first quarter of 2015 were normalized overhead costs of $1.5 million and incremental overhead costs of $0.4 million. Certain factors that provided downward pressure on our product margins include: (i) incremental costs associated with new customer specifications, training and field support, new supplier development, and continued refinement of our manufacturing process, (ii) volume and promotional price incentives provided to certain customers, and (iii) change in product mix.
In connection with our fuel storage modules and systems, we incurred incremental costs in the first quarter of 2015 to provide field support for product customization and servicing, to solidify supply chain relationships, to acquire parts and materials at low volume pricing levels, and to expedite movement of parts and materials to meet customer delivery dates. Certain of these incremental costs were incurred to mitigate delays that we encountered in receipt of components related to a supplier of fabricated metal parts. We are in the process of implementing actions that we believe will significantly reduce future risks and incremental costs associated with potential supplier delays. Additionally, we expect a higher percent of future sales to be allocated to existing or higher-volume customers which will require a reduced level of customer specification costs as a percent of overall system revenues. Finally, we have offered promotional and volume price incentives to certain fleet and other system based customers as part of this early adoption environment and expect these incentives to decrease in the future along with higher pricing levels on our next generation systems.
As a result of these dynamics, direct product margins realized on sales of stand-alone tanks are currently higher than the direct margins we realize on sales of complete fuel storage modules and systems. Although our year-over-year gross margins have been negatively impacted by these dynamics and certain incremental costs, we did realize a continuing reduction in the per unit direct material and manufacturing costs for our fuel module products in the first quarter of 2015 compared to the cost levels recognized in the third and fourth quarters of 2014. We expect these incremental production costs to continue to decline over the course of 2015 as we further refine our processes and realize higher volume levels, which, we anticipate will result in improved gross margins in future periods.

Contract Services, License Fees and Gross Margins
Contract services revenue in the first quarter of 2015 came primarily from engineering services associated with a hydrogen tank development program with an automotive OEM alliance that commenced in September 2014 and a PHEV software development program with the Fisker Automotive and Technology Group (Fisker) that commenced in November 2014. We also recognized $0.6 million of software license fees in the 2015 period associated with contractual arrangements with Fisker to support the re-launch of the Karma vehicle line and the Atlantic vehicle line. These contract engineering services and software license fees in 2015 partially offset the decline in CNG fuel storage development activities that were recognized in the first quarter of 2014, primarily related to services provided to Advanced Green Innovations, LLC, and its affiliate, ZHRO Solutions LLC (collectively "AGI"), and for services to General Motors. The CNG fuel storage development programs with AGI are for the design, development and validation of a complete packaged CNG fuel storage and delivery system for aftermarket conversions of heavy and medium-duty trucks. Activities under these AGI programs were suspended by AGI in 2014 and remain on hold due to AGI’s liquidity constraints. The CNG fuel storage program with General Motors’ was associated with the Impala platform and that transitioned to a production program in the fall of 2014.
Our customer funded development and licensing related activities are reported as costs of contract services. Gross margins realized on these revenue streams improved in the 2015 period, primarily due to the relatively low level of costs associated with revenues from software licensing fees.

Total Revenues and Customer Concentrations
Overall revenues for the Fuel Storage and Systems segment increased 16% in the first quarter of 2015 compared to the first quarter of 2014. Ryder Systems and General Motors comprised 34% and 10%, respectively, of the total Fuel Storage & Systems segment revenue in the first quarter of 2015. Although we have been successful in expanding our customer base since our change in strategic direction to produce and sell complete CNG fuel storage systems, our revenues streams are currently dependent on a limited number of key customers and we expect this trend to continue for the foreseeable future.

Research and Development
Internally funded research and development efforts relate primarily to our efforts to advance our CNG storage technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels and fuel modules to add to our existing product families. Research and development costs were higher in the 2015 period primarily as a result of higher levels of activities associated with the design, development and validation of our next generation CNG fuel module storage products, which include efforts related to a family of larger BOC storage systems.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the Fuel Storage & Systems segment were approximately at the same level in the first quarter of 2015 as the same period in the prior year.
Operating Losses
The Fuel Storage and Systems Segment reported an operating loss of $1.6 million for the first quarter of 2015 as compared to operating income of $0.1 million for the first quarter of 2014. We anticipate increasing product volumes and improving operating results for this segment for the remainder of 2015.
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
The amount of Corporate expenses recognized in the first quarter of 2015 was lower than the amount recognized for the same period in 2014, primarily due to reduced employee benefit costs attributable to Corporate personnel.
NON-REPORTING OPERATING SEGMENT
The following table provides non-reporting operating segment results:

	Three Months Ended March 31,
	2015	2014
Interest expense:
Contractual cash interest	$(171,605)	$(214,487)
Non-cash imputed interest	(242,541)	(561,634)
	(414,146)	(776,121)
Fair value adjustments of derivative instruments	(3,000)	(739,920)
Total	$(417,146)	$(1,516,041)
Interest expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Contractual cash interest for the periods presented was primarily associated with borrowings under the bank line of credit and the equipment finance arrangement. Non-cash imputed interest expense was primarily associated with convertible notes and warrants issued in September 2013.

Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The loss recognized during the first quarter of 2014 was primarily associated with derivative liabilities represented by warrants that were issued in October 2006 which increased in value as a result of an increase in our share price during the first quarter of 2014. The October 2006 warrants expired in April 2014 and as a result, our derivative liabilities declined substantially and we do not expect to recognize significant unrealized gains or losses in the foreseeable future.

DISCONTINUED OPERATIONS
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenue:
Net product sales	$677,584	$898,458	$(220,874)	(25)%
Costs and expenses:
Cost of product sales	131,517	148,749	(17,232)	(12)%
Selling, general and administrative	29,196	53,923	(24,727)	(46)%
Impairment of long-lived operating assets	—	434,768	(434,768)	*
Other	(39,234)	—	(39,234)	*
Total costs and expenses	121,479	637,440	(515,961)	(81)%
Operating income	556,105	261,018	295,087	113%
Interest expense, net	(270,302)	(312,549)	42,247	(14)%
Other, net	—	484	(484)	*
Net income (loss) from discontinued operations, net of taxes	$285,803	$(51,047)	$336,850	(660)%

* Calculation not meaningful

We have committed to a formal plan to sell the business operations and/or assets of the renewable energy segment and have been actively seeking one or more buyers. Schneider Power is a wind farm operator and holder of interests in certain renewable energy development projects. To date, certain of the operations and assets have been sold and we are actively looking for buyers of the remaining operations and assets. As a result of our intent to sell the remaining assets of the business, the historical activities and balances of the Renewable Energy business segment are reported as discontinued operations held for sale in the accompanying condensed consolidated financial information presented herein.
Operating income improved for the first quarter of 2015 as compared to the same period in the prior year primarily as a result of a goodwill impairment charge recognized as of March 31, 2014 related to the Zephyr Wind Farm.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 will be effective for the Company in the first quarter of 2016. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

In November 2014, the FASB issued new guidance on determining whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This guidance does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but instead clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, thereby reducing existing diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance requiring management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. However, in April 2015, the FASB voted to propose a one-year deferral of the effective date of the new guidance. If the proposal is adopted, the new guidance will be effective for us beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period ending March 31, 2016. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
As a measure of liquidity for our continuing operations, we had cash and cash equivalents of $8.4 million, net working capital of $13.1 million and the current ratio (ratio of current assets to current liabilities) was 1.84 at March 31, 2015. There are no contractual guarantees or obligations with respect to our continuing operations to fund potential capital needs or to service long-term debt and other liabilities of the discontinued operations of Schneider Power that are classified as held for sale.
We completed our planned expansion of our tank production capacity and set up manufacturing and assembly operations for our fuel storage module systems in calendar 2014 and, thus, we reduced our spending on capital equipment to $0.2 million during the first quarter of 2015. As of March 31, 2015, we had no material commitments for capital expenditures and we expect that our levels of spending for equipment and infrastructure for the remainder of 2015 will be approximately $2.0 million.
On February 10, 2015, we amended our line of credit with Bridge Bank that, in part, increased the maximum availability under the line from $5.0 million to $7.5 million. As of March 31, 2015, outstanding advances under the line were $4.5 million and advances are limited by our future levels of eligible accounts receivable and inventory.
We expect to fund our business over the next year principally from our existing levels of working capital and the availability under our amended line of credit. Based on current assumptions and estimates, we may have to raise capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which have a combined balance remaining of $2.6 million, and (iii) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
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
Net cash used in operating activities increased to $5.5 million in the first quarter 2015 as compared to net cash used of $3.6 million in the first quarter of 2014. The net cash used in the 2015 period is primarily due to operating losses of $2.5 million, net of non-cash charges of $0.9 million, and the cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $3.0 million. The net cash used related to the change in working capital in the 2015 period is primarily the result of a decrease in accounts payable of $3.2 million and a decrease in deferred revenue and other accrued liabilities of $1.1 million, partially offset by an increase in accounts receivable of $1.5 million. The decrease in deferred revenue and other accrued liabilities was mainly due to the recognition $0.6 million in license fee revenue in the first quarter of 2015 related to a cash payment that had been received from Fisker Auto Group in November 2014 under a software development and license agreement and a $0.7 million payment made in January 2015 for reimbursable legal fees and other expenses in connection with a court order associated with the Complaint filed by Iroquois (see Note 12 to the Financial Statements).
Net cash used in investing activities decreased to $0.2 million during the first quarter of 2015 as compared to net cash used of $2.5 million during the first quarter of 2014. The net cash used during the 2014 period was primarily due to capital expenditures for equipment purchases and infrastructure to expand our tank manufacturing capabilities.
Net cash provided by financing activities was $10.0 million in the first quarter of 2015 as compared to net cash provided of $16.0 million in the first quarter of 2014. Net cash provided by financing activities in 2015 primarily consisted of net proceeds of $10.6 million from the sale and issuance of common stock in connection with an underwritten offering we completed in February 2015. Cash used in financing activities in the first quarter of 2015 primarily related to payments of $0.3 million under our equipment financing arrangement and repayments of long-term debt obligations of $0.3 million. Cash provided by financing activities in the first quarter of 2014 consisted principally of net proceeds of $15.4 million from the sale and issuance of common stock in connection with an underwritten public offering we completed in February 2014 and $4.8 million of proceeds received from warrant exercises. Cash used in financing activities in the first quarter of 2014 primarily related to payments of $3.8 million of advances under our line of credit, $0.3 million under the credit facility of our discontinued operations, and $0.2 million related to our equipment financing arrangement.
Capital Resources
From our inception, we have funded our operations and strategic investments primarily with proceeds from public and private offerings of our common stock and debt securities, and borrowings with financial institutions. Since January 1, 2014, we have completed the following capital transactions:

•	During 2014, we received cash proceeds of $5.1 million from the exercise of outstanding warrants.

•
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15.4 million from the sale and issuance of 2,357,500 shares of our common stock.

•
In February 2015, we completed an underwritten offering and received proceeds, net of underwriter discounts and other estimated offering costs, of approximately $10.6 million from the sale and issuance of 4,600,000 shares of our common stock.

Debt
At March 31, 2015, we had approximately $16.7 million of principal and interest owing under our debt obligations related to our continuing operations and $17.7 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale.
In May 2012, we executed a revolving asset based line of credit with a senior secured lender that provides us with the ability to draw up to $7.5 million in working capital advances (as last amended in February 2015). The amount of advances that we can draw under the amended line of credit is dependent upon our levels of eligible accounts receivables and inventories and the line is set to expire on March 14, 2016. The amount is secured by substantially all of the assets used in our continuing operations. As of March 31, 2015, $4.5 million of principal and accrued interest was outstanding under the line of credit and $2.3 million was available to us, subject to changes in our borrowing base capacity.
In November 2012, we entered into an equipment sale and leaseback financing arrangement that provided for a total of $3.25 million to finance the acquisition of certain equipment that we have employed in our continuing operations. The obligation is owed to a finance company and is secured by the specific equipment assets acquired under the arrangement. As of

March 31, 2015, $1.3 million of principal and accrued interest was outstanding under the arrangement. The arrangement calls for monthly payments of $111,846 and a final payment of $691,846 on November 6, 2015.
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11.0 million from the sale of convertible notes and warrants. The convertible note holders have a second lien position on substantially all of the assets used in our continuing operations. As of March 31, 2015, $10.8 million of principal and accrued interest was outstanding under the notes.
Our outstanding debt obligations are more fully described in Note 7 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

OFF-BALANCE SHEET ARRANGEMENTS
Our continuing operations are not a party to any material off-balance sheet arrangements, other than operating leases associated with our facilities.

CONTINGENCIES
For a discussion of "Contingencies," see Part I, Item 1, Note 12 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Policies and Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk
We are exposed to foreign currency risk that arises from translating the results of our discontinued operations in Canada to the US Dollar. On March 31, 2015, one Canadian dollar was equal to 0.79 US Dollars. We also face transactional currency exposures that arise when our discontinued foreign operations enter into transactions denominated in currencies other than their own local currency.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our line of credit, which bears interest at a variable rate at the greater of 3.75% or Bridge Bank's prime rate plus 0.5%. As of March 31, 2015, we had outstanding borrowings of $4.5 million under our credit facility. The impact of a hypothetical 10% adverse change in the interest rate would result in a loss of $16,875 in 2016, which would be recorded in "Interest Expense, net" in our Consolidated Statements of Operations and Comprehensive Loss.
For additional information, refer to Note 7 of the notes to the condensed consolidated financial statements.

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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Iroquois Litigation. Refer to Note 12 in Part I of this Form 10-Q titled “Commitments and Contingencies.”

Item 1A. Risk Factors
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015, which are incorporated herein by reference. There are no material changes to such risk factors through the date of this report.
Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2015

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ BRADLEY J. TIMON
Bradley J. Timon Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended March 31, 2015.

3.1
Restated Certificate of Incorporation of the Registrant dated July 2, 2014 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).

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

10.2
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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	.- Filed herewith