Form 10-Q
period 2015-06-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2015-08-10
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

As of August 6, 2015, the registrant had outstanding 28,022,802 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,389,000	$4,103,841
Accounts receivable, net	10,210,112	11,626,467
Inventories, net	10,112,633	8,872,704
Prepaid and other current assets	1,736,067	1,261,953
Assets of discontinued operations held for sale	2,054,870	1,049,603
Total current assets	29,502,682	26,914,568
Property and equipment, net	9,631,203	9,762,341
Goodwill	12,400,000	12,400,000
Deposits and other assets	332,542	487,209
Assets of discontinued operations held for sale	19,911,588	22,112,396
Total assets	$71,778,015	$71,676,514
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,596,620	$9,313,192
Accrued payroll obligations	1,145,282	1,263,257
Deferred revenue	1,062,075	2,990,908
Accrued warranties	1,482,681	611,999
Other accrued liabilities	297,490	1,017,340
Debt obligations, current portion	4,549,464	5,177,207
Liabilities of discontinued operations held for sale	1,772,914	1,550,164
Total current liabilities	16,906,526	21,924,067
Debt obligations, net of current portion	9,697,494	7,053,195
Liabilities of discontinued operations held for sale	17,505,480	19,094,320
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 28,090,052 shares issued, of which 28,022,802 are outstanding and 67,250 are held in treasury at June 30, 2015; 50,000,000 shares authorized, 23,310,721 shares issued, of which 23,276,264 are outstanding and 34,457 are held in treasury at December 31, 2014	560,456	465,525
Additional paid-in-capital	524,790,493	514,065,280
Accumulated deficit	(497,014,092)	(490,426,307)
Accumulated other comprehensive loss in discontinued operations	(668,342)	(499,566)
Total stockholders’ equity	27,668,515	23,604,932
Total liabilities and stockholders’ equity	$71,778,015	$71,676,514
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$10,683,707	$6,530,048	$19,881,821	$14,484,921
Cost of revenues	9,154,039	5,173,266	17,215,253	10,706,008
Gross margin	1,529,668	1,356,782	2,666,568	3,778,913
Operating expenses:
Research and development	2,049,901	1,654,291	3,928,794	3,154,512
Selling, general and administrative	2,355,074	2,529,905	4,823,367	5,085,360
Total operating expenses	4,404,975	4,184,196	8,752,161	8,239,872
Operating loss	(2,875,307)	(2,827,414)	(6,085,593)	(4,460,959)
Interest expense, net	(427,371)	(459,126)	(841,517)	(1,235,247)
Fair value adjustments of derivative instruments, net	3,000	2,723,784	—	1,983,864
Other expenses (Note 12)	—	(1,765,000)	—	(1,765,000)
Loss from continuing operations before income taxes	(3,299,678)	(2,327,756)	(6,927,110)	(5,477,342)
Income tax expense	—	—	—	(1,600)
Loss from continuing operations	(3,299,678)	(2,327,756)	(6,927,110)	(5,478,942)
Income from discontinued operations, net of taxes	53,522	93,619	339,325	42,572
Net loss	$(3,246,156)	$(2,234,137)	$(6,587,785)	$(5,436,370)
Per share data—basic and diluted:
Loss from continuing operations	$(0.12)	$(0.10)	$(0.26)	$(0.25)
Income from discontinued operations	—	—	0.01	—
Net loss	$(0.12)	$(0.10)	$(0.25)	$(0.25)
Weighted average number of common shares outstanding:
Basic and diluted	27,909,428	22,876,458	26,648,181	21,517,808
Comprehensive loss:
Net loss	$(3,246,156)	$(2,234,137)	$(6,587,785)	$(5,436,370)
Foreign currency translation adjustments, net of tax	56,688	108,383	(168,776)	(4,169)
Comprehensive loss	$(3,189,468)	$(2,125,754)	$(6,756,561)	$(5,440,539)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,587,785)	$(5,436,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	856,349	641,843
Share-based compensation charges	349,769	217,159
Fair value adjustments of derivative instruments	—	(1,983,864)
Interest on debt obligations	917,702	797,052
Impairment of assets of discontinued operations held for sale	—	434,768
Provision (recovery) for bad debt	—	(89,876)
Inventory reserves for obsolescence (recoveries)	(8,307)	282,728
Changes in operating assets and liabilities:
Accounts receivable	1,488,421	1,966,455
Inventories	(1,231,622)	(1,543,238)
Other assets	(237,824)	(889,184)
Accounts payable	(2,858,171)	(2,999,465)
Deferred revenue and other accrued liabilities	(1,803,922)	224,719
Net cash used in operating activities	(9,115,390)	(8,377,273)
Cash flows from investing activities:
Purchases and development of property and equipment	(725,211)	(4,554,081)
Net cash used in investing activities	(725,211)	(4,554,081)
Cash flows from financing activities:
Proceeds from issuance from common stock and warrants	11,500,000	16,620,375
Stock issuance costs	(942,073)	(1,356,824)
Proceeds from exercise of warrants and options	5,375	5,114,599
Borrowings on capital leases	—	316,038
Repayments on capital leases	(516,289)	(412,575)
Repayments of long-term obligations	(257,522)	(4,109,916)
Proceeds from issuance of convertible notes	2,000,000	—
Taxes paid in lieu of shares issued for share based compensation	(92,927)	—
Other	(44,936)	(22,573)
Net cash provided by financing activities	11,651,628	16,149,124
Net effect of exchange rate changes on cash	(31,119)	(2,117)
Net increase in cash and cash equivalents	1,779,908	3,215,653
Cash and cash equivalents at beginning of period	4,495,886	7,031,981
Cash and cash equivalents at end of period	$6,275,794	$10,247,634
Cash and cash equivalents at end of period:
Continuing operations	$5,389,000	$9,178,948
Discontinued operations	886,794	1,068,686
Total cash and cash equivalents at the end of period	$6,275,794	$10,247,634
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated CNG storage modules and systems, to truck and automotive original equipment manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas products and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker Automotive Group (Fisker) under an agreement that was executed in October 2014.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power, a Canadian corporation, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date, we have completed the sale of certain assets of Schneider Power and are actively pursuing the sale of all of the remaining Schneider Power assets. As a result of these actions and our expectations for a completion of the sale or other disposition of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale (Note 2).

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

Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period subsequent to the filing date of this report. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over said twelve month period.
We expect to fund our business over the next year principally from our existing levels of working capital, the availability under our amended line of credit, and if needed, additional capital raised from private and/or public equity or debt offerings. Based on current assumptions and estimates, we believe that it may be necessary to raise additional capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which had a combined balance remaining of $1.9 million at June 30, 2015, (iii) the amount of cash collected under the software license agreement we have with Fisker, particularly as it relates to whether Fisker meets its scheduled payment obligations and exercises its option to acquire joint-ownership of the software in exchange for additional consideration, and (iv) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
Our ability to raise additional equity or debt capital sufficient to fund our planned operations, if and when needed, is dependent upon a number of factors some of which are outside of our control including, without limitation, the markets view generally of the natural gas transportation industry, our ability to obtain the consent of third parties, our stock price, and the number of authorized shares we have available for future issuance. Notwithstanding these restrictive factors, we believe that we will be able to raise a sufficient level of additional capital over the next twelve months, if necessary, to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the normal course of business.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on simplifying the measurement of inventory. The guidance requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The guidance is effective beginning in the first quarter of 2016. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of the guidance on our consolidated financial statements.

Note 2: Discontinued Operations
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
Since August 2012, we have been actively pursuing the sale of the assets and operations of Schneider Power. On May 13, 2013, we completed the sale of Schneider Power’s 1.6 MW Providence Bay wind farm. On May 29, 2013, we entered into definitive agreements for the sale of the 10.0 MW Trout Creek development project, which sale will occur in two phases. The closing for the first phase, which resulted in the sale of a majority interest in the Trout Creek wind farm project, occurred on September 18, 2013. The sale of the remaining interest in the Trout Creek wind farm project is expected to be completed in early 2016, subject to the project achieving commercial operation. We are also actively pursuing the sale of other Schneider Power assets, including the 10.0 MW Zephyr wind farm operating asset that was acquired by Schneider Power in April 2012 and which represents a substantial portion of the remaining assets and liabilities of Schneider Power.
As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations.

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$489,307	$603,370	$1,166,891	$1,501,828
Costs and expenses:
Cost of sales	142,059	146,300	273,576	295,049
Selling, general and administrative	19,262	45,288	9,224	99,211
Impairment of long-lived assets (1)	—	—	—	434,768
Total costs and expenses	161,321	191,588	282,800	829,028
Operating income	327,986	411,782	884,091	672,800
Interest expense, net	(274,464)	(318,163)	(544,766)	(630,712)
Other, net	—	—	—	484
Income from discontinued operations, net of taxes	$53,522	$93,619	$339,325	$42,572

(1)
We measure each disposal group of Schneider Power at the lower of its carrying amount or fair value less costs to sell. The fair value measurements are based on available Level 3 inputs such as market conditions and pending agreements to sell the assets. Based on assessments that we updated during the first quarter in 2014, we determined that the carrying value of goodwill was below its fair value and recognized a goodwill impairment charge of $0.4 million.

The unaudited condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	June 30, 2015	December 31, 2014
Current Assets:
Cash and cash equivalents	$886,794	$392,045
Accounts receivable, net	136,063	221,943
Prepaid and other current assets (1)	1,032,013	435,615
Total current assets	$2,054,870	$1,049,603
Non-Current Assets:
Property and equipment, net (2)	$18,847,736	$20,190,824
Intangible asset, net (3)	946,722	1,014,185
Goodwill	2,046	2,191
Deposits and other assets (1)	115,084	905,196
Total non-current assets	$19,911,588	$22,112,396
Current Liabilities:
Accounts payable	$116,876	$275,628
Other accrued liabilities	185,491	101,015
Current portion of debt obligations (4)	1,470,547	1,173,521
Total current liabilities	$1,772,914	$1,550,164
Non-Current Liabilities:
Debt obligations, net of current portion (4)	$17,505,480	$19,094,320
Total non-current liabilities	$17,505,480	$19,094,320

(1)	The fair value of contingent consideration associated with the sale of the Trout Creek wind farm is included in current assets in the 2015 period and in non-current assets in the 2014 period.

(2)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm.

(3)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(4)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
Zephyr Wind Farm - Samsung Debt

In connection with Schneider Power's acquisition of Zephyr and its 10 MW wind farm in April 2012, Schneider Power assumed a CAD $22.7 million credit facility owed to Samsung Heavy Industries Co. Ltd. related to the project (Samsung Debt). The significant terms of the Samsung Debt, as most recently amended on January 26, 2015, are as follows: (i) scheduled maturity of January 31, 2023, (ii) interest at 6.5% per year, (iii) nineteen semi-annual payments of principal and interest in the approximate amount of CAD $1.1 million commencing on January 31, 2014 (except as modified for a deferred interest payment discussed below), (iv) a principal balloon payment in the approximate amount of CAD $2.6 million on each of January 31, 2018 and July 31, 2018, (v) a principal balloon payment in the approximate amount of CAD $5.6 million on July 31, 2022, and (vi) a final payment in the approximate amount of CAD $5.1 million on January 31, 2023.

On January 8, 2015, Schneider Power and Zephyr notified Samsung of their assertion that Samsung was in default of its obligations under a Turbine Supply Agreement and an Operations and Maintenance Agreement. Following this notification and initial discussions, Schneider Power and Zephyr entered into a First Amendment to Master Amendment Agreement on January 26, 2015, pursuant to which the parties agreed to defer until January 31, 2016 CAD $462,167 of interest owed to Samsung under the Master Amendment Agreement that was originally scheduled to be paid on January 31, 2015. We expect that discussions between the parties will continue in an effort to seek a potential resolution of the issues under the Turbine Supply Agreement and Operations and Maintenance Agreement which caused Schneider Power and Zephyr to provide the default notice to Samsung.

As of June 30, 2015, the total amount of the Samsung Debt was CAD $23.6 million, which consisted of CAD $21.8 million of principal, CAD $0.7 million of unamortized premium and CAD $1.1 million of accrued interest.

The amounts due under the Samsung Debt are secured by substantially all of Zephyr’s assets and a pledge of all of the shares of Zephyr held by Schneider Power. Quantum has no obligation to service the debt payments and has not provided any guarantees associated with the Samsung Debt.

The conversion rate of one CAD to one US Dollar was 0.80 to 1.0 as of June 30, 2015 and 0.86 to 1.0 as of December 31, 2014.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	June 30, 2015	December 31, 2014
Customer accounts billed	$9,365,748	$11,120,593
Customer accounts unbilled	1,135,591	797,518
Allowance for doubtful accounts	(291,227)	(291,644)
Accounts receivable, net	$10,210,112	$11,626,467

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.

As of June 30, 2015 and December 31, 2014, amounts due from Advanced Green Innovations, LLC and its subsidiaries, which includes ZHRO Solutions LLC (collectively “AGI”) were $1.9 million and $2.8 million, respectively. Based on payment activity since December 31, 2014, repayment arrangements that were amended on June 26, 2015, and communications and feedback we continue to have with executives of AGI, we believe the remaining amounts outstanding are fully realizable. As such, we have not recorded a specific allowance against the AGI receivable; however, we will continue to assess the collectability on an ongoing basis.

Note 4: Inventories
Inventories of continuing operations consist of the following:

	June 30, 2015	December 31, 2014
Materials and parts	$12,452,060	$10,383,269
Work-in-process	93,605	389,155
Finished goods	1,504,406	2,046,025
	14,050,071	12,818,449
Less: Provision for obsolescence	(3,937,438)	(3,945,745)
Inventories, net	$10,112,633	$8,872,704

Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the six months ended June 30, 2015 were as follows:

	Balance at January 1, 2015	Additions	Transfers	Depreciation	Balance at June 30, 2015
Property and equipment in service, gross	$39,290,495	$—	$859,400	$—	$40,149,895
Accumulated depreciation	(31,270,855)	—	—	(856,349)	(32,127,204)
Construction in progress:
Plant equipment and other	1,742,701	725,211	(859,400)	—	1,608,512
Total property and equipment, net	$9,762,341	$725,211	$—	$(856,349)	$9,631,203
Goodwill
The carrying amount of goodwill of continuing operations reported in our Fuel Storage & Systems business segment was $12.4 million at both June 30, 2015 and December 31, 2014.
Indicators of Impairment
We believe that no event or circumstance currently exists that would indicate a potential impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating asset as of June 30, 2015.
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
Although we engineered our first generation back-of-cab module system with structural stiffness in order for it to be durable, we spent considerable time and resources during the second quarter of 2015 designing product enhancements and performing retrofits on an initial set of targeted first generation back-of-cab module systems to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. We recognized $0.3 million in warranty settlements related to the retrofits completed during the second quarter of 2015 and we set aside additional warranty reserves of $0.7 million as of June 30, 2015 for the estimated cost of retrofit activities that we expect to complete on additional first generation systems in future periods.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2015	$611,999
Warranties issued and reserves added during the period	1,400,949
Settlements made during the period	(530,267)
Balance at June 30, 2015	$1,482,681

Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	June 30, 2015	December 31, 2014
Obligations to Secured Lenders:
Convertible Notes: $12,475,000 principal, $374,191 accrued interest, net of unamortized discount of $4,187,099 at June 30, 2015; $10,475,000 principal, $269,441 accrued interest, net of unamortized discount of $4,628,439 at December 31, 2014	$8,662,092	$6,116,002
Capital lease obligation: $1,059,945 principal and $9,581 accrued interest at June 30, 2015; $1,576,234 principal and $15,703 accrued interest at December 31, 2014	1,069,526	1,591,937
Line of Credit: $4,500,000 principal and $9,531 accrued interest at June 30, 2015; $4,500,000 principal and $9,218 accrued interest at December 31, 2014	4,509,531	4,509,218
Obligations to Other Creditors:
Other obligations	5,809	13,245
Debt obligations of continuing operations, current and non-current	14,246,958	12,230,402
Less: Current portion of long-term debt, net of unamortized discount	(4,549,464)	(5,177,207)
Debt obligations of continuing operations, non-current	$9,697,494	$7,053,195

Convertible Notes
On September 18, 2013, we received gross proceeds of $11,000,000 in connection with the closing of a private placement of 2.0% secured convertible promissory notes (September 2013 Convertible Notes) and warrants to purchase up to 3,411,235 shares of our common stock (September 2013 Warrants). Net proceeds from the transaction, after placement agent fees and other transaction costs, were $10,420,898.
The lead investor has the right to appoint one member to our board of directors for as long as the lead investor beneficially owns at least 5.0% of our common stock. Effective October 24, 2013, Mr. Timothy McGaw, who also participated in the offering and purchased $50,000 of the September 2013 Convertible Notes, was appointed by the lead investor and currently serves on our board of directors. Certain of our executives and board of directors (Related Parties) also participated in the offering, including W. Brian Olson, our Chief Executive Officer and Bradley Timon, our Chief Financial Officer.
On June 30, 2015, we received additional gross proceeds of $2,000,000 in connection with a private placement offering of new convertible notes (June 2015 Convertible Notes) that have the same terms as the September 2013 Convertible Notes, as amended by the parties in connection with the issuance of the June 2015 Convertible Notes. The lead investor from the September 2013 transaction participated in the June 2015 transaction and purchased $1,500,000 of the June 2015 Convertible Notes.
The September 2013 Convertible Notes and the June 2015 Convertible Notes are collectively referred to herein as the "Convertible Notes."
The significant terms of the Convertible Notes are as follows: (i) scheduled maturity date of September 17, 2018, provided, however, during the 30-day period beginning on July 1, 2017 and upon notice provided by the holders of a majority of the outstanding principal amount of the Convertible Notes, the holders have the option to require us to redeem the principal and interest then outstanding under the Convertible Notes within 90 days thereafter (the original terms of the September 2013 notes were changed from September 18, 2016 to July 1, 2017 pursuant to the June 29, 2015 amendment), (ii) interest accrues at 2.0% per annum, payable upon the earlier of conversion or maturity, (iii) the outstanding principal under the Convertible Notes is convertible into shares of our common stock at a fixed conversion price of $2.3824 per share, subject to customary anti-dilution provisions, at any time until maturity at the option of the Convertible Note holders, (iv) we have the right to pay the accrued interest in cash or stock (if we elect to pay in stock, then the number of shares to be issued in payment of the interest will be based on the conversion price), and (v) the Convertible Notes are subject to redemption in connection with a change in control transaction.

We determined that the issuance of the June 2015 Convertible Notes and the amendment to change the date of the put right contained in the September 2013 Convertible Notes described above did not represent a substantial modification to the September 2013 Convertible Notes. The unamortized debt discounts and deferred debt fees related to the outstanding September 2013 Convertible Notes did not change as a result of the June 29, 2015 amendment and will continue to be amortized through the date of the expected maturity of September 17, 2018.
Our obligations under the Convertible Notes are secured by a second lien on substantially all of the operating assets used in our continuing operations and provide for an event of default if our common stock is not listed on NASDAQ or another national securities exchange as well as other customary events of default.
In connection with the issuance of the September 2013 Convertible Notes, we filed a resale registration statement covering the shares of common stock issuable upon conversion of the September 2013 Convertible Notes and exercise of the September 2013 Warrants, which became effective on December 23, 2013. We agreed to pay the holders of the September 2013 Convertible Notes and September 2013 Warrants liquidated damages not to exceed 12% of the gross proceeds received by us if, under certain circumstances, the registration statement is suspended or no longer effective.
To date, $525,000 of principal of the September 2013 Convertible Notes has been converted into 220,364 shares of our common stock.
At June 30, 2015, the total amount of principal and interest due to Related Parties under the September 2013 Convertible Notes was $491,968, which consisted of $475,000 of principal and $16,968 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an equipment sale and leaseback financing arrangement that provided us with access to a total of $3,250,000 to finance the acquisition of certain equipment to be employed in our continuing operations. The arrangement calls for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. During the first half of 2015, we made total payments of $671,073, of which $154,784 represented the implied interest cost.
The lease obligation is secured by the equipment that is acquired under the arrangement.
The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of June 30, 2015:

2015 minimum lease payments	$1,139,228
Less: Amount representing interest	(79,283)
Capital lease obligation	$1,059,945
Line of Credit
At December 31, 2014, the significant terms of our revolving line of credit (Line of Credit) with Bridge Bank, National Association (Bank) consisted of the following: (i) scheduled maturity date of March 14, 2016 , (ii) variable interest rate at the greater of 3.75% or the bank’s prime rate, plus 0.50%, (iii) annual facility fee of $50,000, (iv) a covenant to maintain at least $1.5 million of cash and cash equivalents with the Bank at all times through maturity, and (v) maximum borrowing capacity dependent upon our levels of eligible accounts receivables and inventories.

On February 10, 2015, we and the Bank entered into a Third Loan and Security Modification Agreement pursuant to which, among other things, (i) the Line of Credit was increased from $5.0 million to $7.5 million, (ii) the amount of inventory eligible to be included in the borrowing base is limited to $2.0 million, (iii) a fee of 0.15% per annum, payable quarterly in arrears, is charged on the average unused portion of the Line of Credit, and (iv) for any period that the outstanding advances on the Line of Credit exceeds $5.0 million, then the amount of cash and cash equivalents that we are required to maintain with the Bank increases from $1.5 million to $2.0 million.

The interest rate on the credit facility, which is a variable rate at the greater of 3.75% or Bridge Bank's prime rate plus 0.5%, did not change as a result of the Third Amendment.
As of June 30, 2015 and December 31, 2014, we had $4.5 million of outstanding borrowings. As of June 30, 2015, the maximum availability for additional borrowings under the Line of Credit was $2.2 million.

The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described above.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of June 30, 2015.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations and accrued interest of our continuing operations for each of the following years until maturity:

Twelve Months Ending June 30,	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2016	$5,584,866	$(1,035,402)	$4,549,464
2017	—	(1,253,311)	(1,253,311)
2018	—	(1,521,462)	(1,521,462)
2019 (1)	12,849,191	(376,924)	12,472,267
	$18,434,057	$(4,187,099)	$14,246,958
(1) Represents debt obligations under the Convertible Notes that are scheduled to mature in September 2018 and assumes that the put option effective on July 1, 2017 is not exercised by the note holders.

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
The following table summarizes the changes in the fair value for the derivative instrument liabilities during the first six months of 2015:

January 2013 Warrants
Balance at January 1, 2015	$7,000
Fair value adjustments	3,000
Balance at March 31, 2015	$10,000
Fair value adjustments	(3,000)
Balance at June 30, 2015	$7,000
The fair value for derivative instrument liabilities is recorded as "Other accrued liabilities" in the condensed consolidated balance sheets. The fair values of the warrants issued on August 25, 2008 and February 18, 2011 were zero as of June 30, 2015 and December 31, 2014.

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
Both stock incentive plans provide that awards of stock options and shares of restricted stock may be granted to directors, employees and consultants. The terms of the awards are established by the administrator of the plans, our Compensation Committee. The stock options generally expire ten years after the date of grant or 30 days after termination of employment, vest ratably at a rate of 25% on each of the first four anniversaries of the grant date and have an exercise price at least equal to the market price of our stock on the date of grant. Outstanding restricted stock awards typically vest at a rate of 33.33% on each of the first three anniversaries of the grant date or cliff vest on the third anniversary of the grant date.
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
On May 21, 2015, a total of 20,200 shares of restricted stock were granted to members of our Board of Directors and on June 11, 2015, a total of 156,850 shares of restricted stock and 53,650 stock options were granted to our employees. Our closing share price on the dates of the grant awards were $2.97 and $2.69, respectively.
As of June 30, 2015, after including the effects of grants, forfeitures and the evergreen provision, we had 106,478 shares available for issuance under the 2011 Plan.

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2015	455,850	$8.60
Granted	53,650	$2.69
Exercised	(2,281)	$2.36
Forfeited	(8,563)	$2.26
Expired	(3,445)	$53.44
Options outstanding at June 30, 2015	495,211	$8.68	9.05
Vested and expected to vest at June 30, 2015	465,176	$8.08	8.09
Options exercisable at June 30, 2015	281,476	$15.53	7.03

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Systems	Corporate	Total
Three Months Ended June 30, 2015
Cost of product sales	$2,676	$—	$2,676
Research and development	54,808	—	54,808
Selling, general and administrative	8,271	112,097	120,368
Total share-based compensation	$65,755	$112,097	$177,852
Three Months Ended June 30, 2014
Cost of product sales	$7,090	$—	$7,090
Research and development	33,941	—	33,941
Selling, general and administrative	7,104	78,668	85,772
Total share-based compensation	$48,135	$78,668	$126,803
Six Months Ended June 30, 2015
Cost of product sales	$5,544	$—	$5,544
Research and development	108,138	—	108,138
Selling, general and administrative	17,197	218,890	236,087
Total share-based compensation	$130,879	$218,890	$349,769
Six Months Ended June 30, 2014
Cost of product sales	$14,698	$—	$14,698
Research and development	52,372	—	52,372
Selling, general and administrative	11,726	138,363	150,089
Total share-based compensation	$78,796	$138,363	$217,159

Warrants
A summary of warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2015	8,327,405
Expired	(54,996)
Warrants outstanding at June 30, 2015	8,272,409

A summary of our outstanding warrants as of June 30, 2015 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
August 25, 2008	August 25, 2015	349,741	$154.40	(a)
April 30, 2010 through July 1, 2010	July 1, 2015	477	$72.80
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(a)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
December 21, 2011	December 21, 2016	819,851	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series “B”	March 21, 2017	1,311,000	$4.08
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08
May 3, 2012; Series “B”	March 21, 2017	27,612	$4.08
June 14, 2012; Series “B”	March 21, 2017	51,112	$4.08
May 8, 2012	May 7, 2019	50,000	$3.60
June 22, 2012 and June 28, 2012	June 22, 2017 and June 28, 2017	572,860	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 25, 2018	11,250	$2.84	(a)
September 18, 2013	March 18, 2019	3,287,192	$2.30
Total warrants outstanding at June 30, 2015		8,272,409

None of the outstanding warrant contracts contain exercise price reset provisions.

(a)
The warrants issued on August 25, 2008, February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities at fair value on the dates of the condensed consolidated balance sheets presented. A summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations are disclosed in Note 8.

Shares Available

The number of authorized shares available for future issuance as of June 30, 2015 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at June 30, 2015	(28,022,802)	—
Less shares designated as of June 30, 2015 for issuance under:
Stock options (1)	(601,689)	—
Warrants outstanding	(8,272,409)	—
Conversion of principal under convertible notes (2)	(5,236,312)	—
Undesignated shares available	7,866,788	20,000,000

(1)	Includes all of the options outstanding plus 106,478 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents the number of shares issuable upon conversion of $12.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the six months ended June 30, 2015:

	Common Shares Outstanding	Total Equity
Balance at January 1, 2015	23,276,264	$23,604,932
Share-based compensation	144,257	256,842
Issuance of common stock to investors (1)	4,600,000	10,557,927
Issuance of common stock in connection with stock option exercises	2,281	5,375
Foreign currency translation	—	(168,776)
Net loss	—	(6,587,785)
Balance at June 30, 2015	28,022,802	$27,668,515

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerators for basic and diluted loss per share data:
Loss from continuing operations	$(3,299,678)	$(2,327,756)	$(6,927,110)	$(5,478,942)
Income from discontinued operations, net of taxes	53,522	93,619	339,325	42,572
Net loss	$(3,246,156)	$(2,234,137)	$(6,587,785)	$(5,436,370)
Denominator for basic and diluted loss per share data—weighted-average shares	27,909,428	22,876,458	26,648,181	21,517,808
Basic and diluted per share data:
Loss from continuing operations	$(0.12)	$(0.10)	$(0.26)	$(0.25)
Income from discontinued operations	—	—	0.01	—
Net loss	$(0.12)	$(0.10)	$(0.25)	$(0.25)
For the three and six month periods ended June 30, 2015 and 2014, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment generates revenue from three sources: product sales, contract engineering services and software licensing fees. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers' CNG, hybrid or fuel cell applications. Contract engineering services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker in connection with an agreement that was executed in October 2014 to support Fisker’s re-launch of the Karma vehicle line and Fisker's advancement of its Atlantic vehicle line. The software licensing fees, which amounted to $1,291,418 and $1,899,875 in the second quarter and first six months of 2015, respectively, are included as part of engineering services & licensing fees revenue on the selected financial information of continuing operations that follows.

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
Geographic Information
Our long-lived assets as of June 30, 2015 related to our continuing operations are primarily based within our Lake Forest, CA facilities and long-lived assets related to our discontinued operations are primarily located in Ontario, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Fuel Storage & Systems:
Net product sales	$8,424,695	$4,813,558	$15,447,349	$9,631,988
Engineering services & license fees	2,259,012	1,716,490	4,434,472	4,852,933
Total revenues	$10,683,707	$6,530,048	$19,881,821	$14,484,921

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$8,509,018	$3,941,705	$15,675,951	$7,599,509
Cost of services & fees	645,021	1,231,561	1,539,302	3,106,499
Total cost of revenues	$9,154,039	$5,173,266	$17,215,253	$10,706,008

Gross Margin
Fuel Storage & Systems:
Net product sales	$(84,323)	$871,853	$(228,602)	$2,032,479
Engineering services & license fees	1,613,991	484,929	2,895,170	1,746,434
Total gross margin	$1,529,668	$1,356,782	$2,666,568	$3,778,913

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,049,901	$1,654,291	$3,928,794	$3,154,512
Selling, general and administrative	1,006,292	890,752	1,827,716	1,709,056
Total	$3,056,193	$2,545,043	$5,756,510	$4,863,568
Corporate:
Selling, general and administrative	1,348,782	1,639,153	2,995,651	3,376,304
Total operating expenses	$4,404,975	$4,184,196	$8,752,161	$8,239,872

Operating Loss
Fuel Storage & Systems	$(1,526,525)	$(1,188,261)	$(3,089,942)	$(1,084,655)
Corporate	(1,348,782)	(1,639,153)	(2,995,651)	(3,376,304)
Total operating loss	$(2,875,307)	$(2,827,414)	$(6,085,593)	$(4,460,959)

Capital Expenditures
Fuel Storage & Systems	$536,173	$1,989,347	$725,211	$4,531,357
Corporate	—	14,705	—	22,724
Total capital expenditures	$536,173	$2,004,052	$725,211	$4,554,081

Depreciation
Fuel Storage & Systems	$415,371	$305,006	$816,175	$624,767
Corporate	19,684	7,578	40,174	17,076
Total depreciation	$435,055	$312,584	$856,349	$641,843

Identifiable assets by reporting segment are as follows:

	June 30, 2015	December 31, 2014
Identifiable Assets
Fuel Storage & Systems	$42,082,595	$42,108,373
Renewable Energy - Held for Sale	21,966,458	23,161,999
Corporate	7,728,962	6,406,142
	$71,778,015	$71,676,514

Note 12: Commitments and Contingencies
Litigation
Management and our legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. We accrue for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
On June 6, 2013, Iroquois Master Fund Ltd (Iroquois) filed suit against us in the United States District Court for the Southern District of New York (the Complaint). On June 17, 2014, the Court issued its Decision and Order, wherein the Court denied Iroquois’ request for specific performance damages but did grant Iroquois’ request for monetary damages, prejudgment interest and attorney’s fees. In connection with the Court’s decision, we recognized an estimated total cost of $1,765,000 in monetary damages, legal fees and other expenses and $77,000 in interest related expenses as of June 30, 2014.
The actual amount of court ordered damages and reimbursements that we have incurred in connection with the Iroquois litigation through June 30, 2015 is $1,813,206, consisting of (i) $1,015,440 in monetary damages, (ii) $704,857 in legal fees and other expenses and (iii) $92,909 in interest related expenses. On September 3, 2014, we paid the monetary damages and interest and on January 23, 2015 we paid the legal fees and other expenses.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our expectations related to our total revenues in 2015 including our belief that we will experience revenue growth in 2015 of approximately 40%;

•	our belief that our direct product margins on a normalized basis will exceed 30% and overall product gross margins will exceed 20% in future periods;

•	our belief that the actions we are implementing to improve the gross margin on sales of our CNG systems will be successful and result in improved gross margins in the future;

•	our belief that we have captured approximately 35% of the market share for over-the-road CNG heavy duty trucks;

•	our belief that we can make dependable estimates of the revenue and costs applicable to the various stages of a contract;

•
whether we have properly identified all of the first generation storage modules that need product enhancement and adequately reserved for the cost of product enhancements required to be made to those systems;

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

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the number of complete compressed natural gas (“CNG”) systems we would be able to manufacture and deliver on an annual basis;

•	our expectation that shipments of our CNG fuel storage systems will increase for the remainder of 2015;

•	our expectation to ramp up production of our next generation high capacity back-of-cab storage system in September 2015;

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

•	our expectation that pricing incentives will decrease in the future and that we will be able to charge a higher price for our next generation CNG systems;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses;

•
our intention to focus our product development efforts on expanding our CNG storage and fuel systems product offering and advancing our CNG storage and fuel system solutions technologies to further improve performance, weight, and cost;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that we are adequately insured for any product liability claims;

•	our belief that natural gas is the most cost-effective fuel available on the market today and that this trend will continue for the foreseeable future;

•	our belief that as the market adjusts to the underlying economic benefits of natural gas there could be opportunities for the use of CNG in passenger vehicles;

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

EXECUTIVE OVERVIEW AND OUTLOOK

Overview of Reporting Segments

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG and hydrogen storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships and aftermarket and OEM truck integrators. Our high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 10,000 pounds per square inch (psi). Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas products and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture hydrogen refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Fisker Automotive Group (Fisker), in connection with an agreement that was executed in October 2014 to support Fisker’s re-launch of the Karma vehicle line and the Atlantic vehicle line.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date we have sold certain operations and development projects of Schneider Power and are actively pursuing the sale of other assets, including the 10.0 MW Zephyr wind farm which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of June 30, 2015. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

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
During the first six months of 2015, we added new fuel storage system customers, including UPS. As announced on April 2, 2015, we received an order from UPS to provide 319 fuel systems for its heavy duty CNG vehicle program. As a result of orders associated with new customers and follow on orders from other existing customers, our backlog of product orders increased from $17.8 million at December 31, 2014 to $21.8 million as of June 30, 2015.
Over the course of 2015, we have continued to innovate and enhance our products, including the development of our next generation of natural gas fuel module systems. These next generation systems for our existing product family offerings, which went into production beginning in July 2015, incorporate enhanced design and product features.

We also recently added a new family of high capacity back-of-cab system product offerings which we expect to ramp up production of in September 2015. These new systems can be configured to store up to either 160 or 180 diesel gallon equivalents (DGEs) of CNG. We believe the 180 DGE version will provide the highest storage capacity available and that both configurations will provide the lightest weight per DGE of any back-of-cab system currently available in the industry. This new family of systems will integrate our recently developed 30-inch diameter storage tanks. UPS was the first customer to order the new family of back-of-cabs and took delivery of early production systems configured for 160 DGEs in July 2015.
The natural gas vehicle industry has experienced slower than predicted adoption rates during 2014 and 2015. The decrease in diesel fuel costs over the past year and the instability of the diesel to CNG fuel price spread has negatively impacted fleet decisions on units as well as their overall commitment to natural gas vehicles in the short-term. Despite the adoption rates in 2014 and 2015 being lower than predicted, we are encouraged by the fact that natural gas truck sales grew approximately 20 percent in 2014, and we expect that our product offerings, sales, marketing, and training efforts will lead to increased sales and market share over the second half of 2015.
From a storage system cost perspective, and in an effort to provide our heavy duty trucking fleets and other customers with the highest quality, most fuel efficient CNG systems available on the market, we have incurred significant costs and expenses related to testing, validation, production set up, supply chain management, customer support, training and servicing of our CNG modules. In addition, we also incurred costs and set aside significant additional warranty reserves during the second quarter of 2015 associated with our first generation back-of-cab storage modules that we believe will require retrofits to incorporate recent design enhancements. As a result, our cost of goods sold and gross margins have been negatively affected since our shift in strategic direction, including the three and six months ended June 30, 2015. We expect many of these incremental costs will be significantly lower in future periods and, along with higher anticipated volume levels, will result in higher gross margins for the second half of 2015.

On June 15, 2015, we announced that we had developed a 5,000 psi tank for the emerging CNG virtual pipeline market and that we had shipped the first 100 units to a foreign-based customer. The tank was developed in connection with our customer’s arrangement with an industrial firm to transport CNG in bulk quantities to locations where natural gas pipeline infrastructure is nonexistent. On a broader scale, virtual pipeline applications include natural gas transport to remote manufacturing and power generation sites, mines, oil and gas fields, and marine. On June 30, 2015, we received proceeds of $2.0 million in connection with a private placement of convertible notes. We expect to use a portion of the proceeds for the continued development of virtual pipeline tanks and systems.

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
The development of a passenger CNG vehicle platform we have been working on with an OEM that we originally anticipated would go to production in 2016 has been delayed by the OEM. Consequently, we do not believe that it will be commercially available in 2016. While it is possible that development activities related to this program could resume at some point in the future, we cannot predict if and when these activities will resume.
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

Results of Operations
Three and Six Months Ended June 30, 2015 and 2014
The following table provides operating results for our continuing operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues
Fuel Storage & Systems:
Net product sales	$8,424,695	$4,813,558	$3,611,137	75%	$15,447,349	$9,631,988	$5,815,361	60%
Engineering services & license fees	2,259,012	1,716,490	542,522	32%	4,434,472	4,852,933	(418,461)	(9)%
Total revenues	$10,683,707	$6,530,048	$4,153,659	64%	$19,881,821	$14,484,921	$5,396,900	37%

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$8,509,018	$3,941,705	$4,567,313	116%	$15,675,951	$7,599,509	$8,076,442	106%
Cost of services & fees	645,021	1,231,561	(586,540)	(48)%	1,539,302	3,106,499	(1,567,197)	(50)%
Total cost of revenues	$9,154,039	$5,173,266	$3,980,773	77%	$17,215,253	$10,706,008	$6,509,245	61%

Gross Margin
Fuel Storage & Systems:
Net product sales	$(84,323)	$871,853	$(956,176)	(110)%	$(228,602)	$2,032,479	$(2,261,081)	(111)%
Engineering services & license fees	1,613,991	484,929	1,129,062	233%	2,895,170	1,746,434	1,148,736	66%
Total gross margin	$1,529,668	$1,356,782	$172,886	13%	$2,666,568	$3,778,913	$(1,112,345)	(29)%

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,049,901	$1,654,291	$395,610	24%	$3,928,794	$3,154,512	$774,282	25%
Selling, general and administrative	1,006,292	890,752	115,540	13%	1,827,716	1,709,056	118,660	7%
Total	3,056,193	2,545,043	511,150	20%	5,756,510	4,863,568	892,942	18%
Corporate:
Selling, general and administrative	1,348,782	1,639,153	(290,371)	(18)%	2,995,651	3,376,304	(380,653)	(11)%
Total operating expenses	$4,404,975	$4,184,196	$220,779	5%	$8,752,161	$8,239,872	$512,289	6%

Operating Loss
Fuel Storage & Systems	$(1,526,525)	$(1,188,261)	$(338,264)	28%	$(3,089,942)	$(1,084,655)	$(2,005,287)	185%
Corporate	(1,348,782)	(1,639,153)	290,371	(18)%	(2,995,651)	(3,376,304)	380,653	(11)%
Total operating loss	$(2,875,307)	$(2,827,414)	$(47,893)	2%	$(6,085,593)	$(4,460,959)	$(1,624,634)	36%

Fuel Storage & Systems Segment
Product Sales and Gross Margins
In May 2014, we shifted our strategic direction from selling stand-alone CNG tank products to a focus on selling complete CNG fuel storage modules and systems. Under this new strategy, we are targeting revenue streams from sales of our back-of-cab and frame-rail mounted CNG fuel storage modules in addition to revenues from the sale of individual CNG storage tanks. We have made significant progress to date in introducing and commercializing CNG storage systems, growing our customer base and gaining market share since our shift in strategic direction. As a result, we have been able to grow our year-over-year product revenues by 60%, to $15.4 million in the first six months of 2015, compared to $9.6 million in the first six months of 2014. The growth in product revenues reflects the impact of a significant shift in product mix, from substantially all individual CNG tank products for the periods in 2014 to a product mix weighted heavily towards complete CNG storage systems for the periods in 2015.
The gross margins recognized on product sales include both direct material and labor costs associated with each unit produced along with absorption of indirect manufacturing overhead costs that are allocated to the units produced. In addition, we also incurred costs and set aside significant additional warranty reserves during the second quarter of 2015 associated with our first generation back-of-cab storage modules that we believe will require retrofits to incorporate recent design enhancements to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. These design enhancements are being incorporated into a targeted list of first generation systems installed on existing customer trucks.
Exclusive of indirect overhead costs and costs associated with first generation product retrofits, product sales during the second quarter of 2015 contributed a positive direct margin of $2.6 million, or 30%. Included in indirect overhead and other cost of product sales for the second quarter of 2015 were normalized overhead costs of $1.5 million and incremental costs of $1.2 million, of which $1.0 million relates to a specific warranty charge recognized in connection with the first generation system retrofit enhancements. The overall gross product margin reported for the second quarter of 2015 was negative 1%. Other factors that provided downward pressure on our margins on a year-over-year basis include volume and promotional price incentives provided to certain customers of our system products and change in product mix.
Although our three and six month period year-over-year gross margins have been negatively impacted by these dynamics and certain incremental costs, we did realize a continuing reduction in the per unit direct material and manufacturing costs for our fuel module products in the second quarter and first six months of 2015 compared to the cost levels recognized in the second half of 2014. Specifically, we realized a manufactured cost per unit decline over the first half of 2015 of approximately 30% for our back-of-cab module with fuel storage capacity of up to 123 DGEs of natural gas, which represented our highest revenue generating product line in the first half of 2015. We expect incremental production costs to continue to decline during the second half of 2015 as we further refines our processes and realize higher volume levels.
Contract Engineering Services, License Fees and Gross Margins
Contract services revenue in the first six months of 2015 came primarily from engineering services associated with a hydrogen tank development program with an automotive OEM alliance that commenced in September 2014 and a PHEV software development program with the Fisker Automotive and Technology Group (Fisker) that commenced in November 2014. We also recognized $1.3 million and $1.9 million of software license fees in the second quarter and first six months of 2015, respectively, associated with contractual arrangements with Fisker to support the re-launch of the Karma vehicle line and the Fisker’s advancement of its Atlantic vehicle line. These contract engineering services and software license fees in 2015 partially offset the decline in CNG fuel system development activities that were recognized in the first six months of 2014, primarily related to services provided to Advanced Green Innovations, LLC, and its affiliate, ZHRO Solutions LLC (collectively "AGI"), and for services to General Motors. The CNG fuel system development programs with AGI are for the design, development and validation of a complete packaged CNG fuel storage and delivery system for aftermarket conversions of heavy and medium-duty trucks. Activities under these AGI programs were suspended by AGI in 2014 and remain on hold due to AGI’s liquidity constraints. The CNG fuel system program with General Motors’ was associated with the Impala platform and that transitioned to a production program in the fall of 2014.
Our customer funded development and licensing related activities are reported as costs of engineering services & fees. Gross margins realized on these revenue streams improved in the 2015 periods, primarily due to the relatively low level of costs associated with revenues from software licensing fees.

Total Revenues and Customer Concentrations
Overall revenues for the Fuel Storage and Systems segment increased 64% in the second quarter of 2015 and 37% in the first six months of 2015 compared to the same periods in 2014. Ryder Systems, Fisker and General Motors comprised 43%, 11% and 7%, respectively, of the total Fuel Storage & Systems segment revenue in the first six months of 2015.
Beginning in the third quarter of 2015, we expect to recognize a significant level of revenues from shipments of our fuel module systems to UPS under a purchase order received in the first quarter of 2015.
Although we have been successful in expanding our customer base since our change in strategic direction to produce and sell complete CNG fuel storage systems, our revenues streams are currently dependent on these key customers noted above and on a limited number of other smaller customers and we expect this trend to continue for the foreseeable future.
Research and Development
Internally funded research and development efforts relate primarily to our efforts to advance our CNG tank and fuel storage module technologies by integrating and testing lighter materials, tank mounting fixtures and developing different size storage vessels and fuel modules to add to our existing product families. Research and development costs were higher in the 2015 periods primarily as a result of higher levels of activities associated with the design, development and validation of our next generation CNG fuel module storage products, which include efforts related to enhancing our existing family of back-of cab and frame rail mounted systems and developing a new 30-inch tank that is being integrated into our new high capacity back-of-cab storage system family that can store up to 180 DGEs of natural gas.
We anticipate that internally funded research and development activities will continue at similar levels in the second half of 2015 as compared to the first half and will include efforts related to the development of larger and higher pressure compressed natural gas storage tanks and systems for use in virtual pipeline applications.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the Fuel Storage & Systems segment were slightly higher in the second quarter and first six months of 2015 compared to the same periods in the prior year, primarily as a result of increased customer service support and service network activities associated with our expanding product sales.
Operating Losses
The Fuel Storage and Systems Segment reported an operating loss of $1.5 million and $3.1 million for the second quarter and first six months of 2015, respectively, as compared to operating loss of $1.2 million and $1.1 million for the second quarter and first six months of 2014. We anticipate increasing product volumes and improving operating results for this segment in the second half of 2015.
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
The amount of Corporate expenses recognized in the second quarter and first six months of 2015 were lower than the amount recognized for the same periods in 2014, primarily due to reduced legal activities associated with litigation matters and lower employee benefit costs attributable to Corporate personnel.

NON-REPORTING OPERATING SEGMENT
The following table provides non-reporting operating segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense:
Contractual cash interest	$(167,075)	$(249,257)	$(338,680)	$(463,744)
Non-cash imputed interest	(260,296)	(209,869)	(502,837)	(771,503)
	(427,371)	(459,126)	(841,517)	(1,235,247)
Fair value adjustments of derivative instruments	3,000	2,723,784	—	1,983,864
Other expenses	—	(1,765,000)	—	(1,765,000)
Total other income (expense)	$(424,371)	$499,658	$(841,517)	$(1,016,383)
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
Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The overall derivative gains reported for the prior year periods was primarily due to a $2.6 million gain resulting from of the expiration of certain derivative warrants in April 2014 and a decrease in our closing share price that decreased the fair value of the remaining derivative instrument liabilities. As a result of the expiration of certain derivative warrants in April 2014, our derivative liabilities declined substantially and we do not expect to recognize significant unrealized gains or losses in the foreseeable future.

DISCONTINUED OPERATIONS
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue:
Net product sales	$489,307	$603,370	$(114,063)	(19)%	$1,166,891	$1,501,828	$(334,937)	(22)%
Costs and expenses:
Cost of product sales	142,059	146,300	(4,241)	(3)%	273,576	295,049	(21,473)	(7)%
Selling, general and administrative	19,262	45,288	(26,026)	(57)%	9,224	99,211	(89,987)	(91)%
Impairment of long-lived operating assets	—	—	—	—%	—	434,768	(434,768)	(100)%
Total costs and expenses	161,321	191,588	(30,267)	(16)%	282,800	829,028	(546,228)	(66)%
Operating income	327,986	411,782	(83,796)	(20)%	884,091	672,800	211,291	31%
Interest expense, net	(274,464)	(318,163)	43,699	(14)%	(544,766)	(630,712)	85,946	(14)%
Other, net	—	—	—	—%	—	484	(484)	(100)%
Income from discontinued operations, net of taxes	$53,522	$93,619	$(40,097)	(43)%	$339,325	$42,572	$296,753	697%

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
Revenues of Schneider Power are generated solely from the operations of the Zephyr Wind Farm and were lower in the second quarter and first six months of 2015 as compared to the same periods in 2014 primarily as a result of extended periods of time that one or more of the four turbines were offline during the first half of 2015 as a result of unscheduled repair activities that were required.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on simplifying the measurement of inventory. The guidance requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The guidance is effective beginning in the first quarter of 2016. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of the guidance on our consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. In July 2015, the FASB approved a one-year deferral of the effective date of the new guidance. The new guidance will be effective for us beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period subsequent to the filing date of this report. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over the twelve month period.
As a measure of liquidity for our continuing operations, we had cash and cash equivalents of $5.4 million, net working capital of $12.3 million and our current ratio (ratio of current assets to current liabilities) was 1.8 at June 30, 2015. There are no contractual guarantees or obligations with respect to our continuing operations to fund potential capital needs or to service long-term debt and other liabilities of the discontinued operations of Schneider Power that are classified as held for sale.
We completed our planned expansion of our tank production capacity and set up manufacturing and assembly operations for our fuel storage module systems in calendar 2014 and, thus, we reduced our spending on capital equipment to $0.7 million during the first six months of 2015. As of June 30, 2015, we had no material commitments for capital expenditures and we expect that our levels of spending for equipment and infrastructure for the remainder of 2015 will be approximately $1.5 million.
On February 10, 2015, we amended our line of credit with Bridge Bank that, in part, increased the maximum availability under the line from $5.0 million to $7.5 million. As of June 30, 2015, outstanding advances under the line were $4.5 million and advances are limited by our future levels of eligible accounts receivable and inventory.
We expect to fund our business over the next year principally from our existing levels of working capital, the availability under our amended line of credit, and if needed, additional capital raised from private and/or public equity or debt offerings. Based on current assumptions and estimates, we believe that it may be necessary to raise additional capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we may have to raise, if any, is dependent upon (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which had a combined balance remaining of $1.9 million at June 30, 2015 (iii) the amount of cash collected under the software license arrangement we have with Fisker, particularly as it relates to whether Fisker meets its scheduled payment obligations and exercises its option to acquire joint-ownership of the software in exchange for additional consideration, and (iv) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
Our ability to raise additional equity or debt capital sufficient to fund our planned operations, if and when needed, is dependent upon a number of factors some of which are outside of our control including, without limitation, the markets view generally of the natural gas transportation industry, our ability to obtain the consent of third parties, our stock price, and the number of authorized shares we have available for future issuance. Notwithstanding these restrictive factors, we believe that we will be able to raise a sufficient level of additional capital over the next twelve months, if necessary, to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. Our inability to achieve our current operating plan or raise capital to cover any shortfall would have a material adverse affect on our ability to meet our obligations as they become due without substantial disposition of assets or other similar actions outside the normal course of business.
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
Net cash used in operating activities increased to $9.1 million in the first six months of 2015 as compared to net cash used of $8.4 million in the first six months of 2014. The net cash used in the 2015 period is primarily due to operating losses of $4.5 million, net of non-cash charges of $2.1 million, and a cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $4.6 million. The net cash used related to the change in working capital in the 2015 period is primarily the result of payments made that reduced accounts payable and other accrued liabilities and changes in deferred revenue levels. The decrease in deferred revenue was mainly due to the recognition of $1.9 million in license fee revenue during the first six months of 2015 which is related to a $2.0 million cash prepayment that had been received from Fisker in November 2014 under a software development and license fee agreement. The reduction in other accrued liabilities was mainly associated with a $0.7 million payment in January 2015 for reimbursable legal fees and other expenses in connection with a court order associated with the Complaint filed by Iroquois (see Note 12 to the Financial Statements).
Net cash used in investing activities decreased to $0.7 million during the first six months of 2015 as compared to net cash used of $4.6 million during the first six months of 2014. The net cash used during the 2014 period was primarily due to capital expenditures for equipment purchases and infrastructure to expand our tank manufacturing capabilities.

Net cash provided by financing activities was $11.7 million during the first six months of 2015 as compared to net cash provided of $16.1 million during the first six months of 2014. Net cash provided by financing activities in 2015 primarily consisted of net proceeds of $10.6 million from the sale and issuance of common stock in connection with an underwritten offering we completed in February and $2.0 million of proceeds from the issuance of convertible notes in June. Cash used in financing activities during the first six months of 2015 primarily related to payments of $0.5 million under our equipment financing arrangement and repayments by Schneider Power of principal under the Samsung debt of $0.3 million. Net cash provided by financing activities for the first six months of 2014 consisted principally of net proceeds of $15.3 million from the sale and issuance of common stock in connection with an underwritten public offering we completed in February 2014 and $5.1 million of proceeds received from warrant exercises, partially offset by the repayment of $3.8 million on our revolving line of credit, the repayment of $0.4 million of principal under our equipment financing arrangement, and the repayment by Schneider Power of $0.3 million of principal under the Samsung debt.
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

•
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15.3 million from the sale and issuance of 2,357,500 shares of our common stock.

•
In February 2015, we completed an underwritten offering and received proceeds, net of underwriter discounts and other estimated offering costs, of approximately $10.6 million from the sale and issuance of 4,600,000 shares of our common stock.

•
In June 2015, we received gross proceeds of $2.0 million in connection with the closing of a private placement of 2.0% secured convertible promissory notes that are scheduled to mature on September 17, 2018. The outstanding principal under the notes is convertible into shares of our common stock at a fixed conversion price of $2.3824 per share, subject to customary anti-dilution provisions, at any time until maturity at the option of the note holders.

Debt
At June 30, 2015, we had approximately $18.4 million of principal and interest owing under our debt obligations related to our continuing operations and $19.0 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale.
In May 2012, we executed a revolving asset based line of credit with a senior secured lender that provides us with the ability to draw up to $7.5 million in working capital advances (as last amended in February 2015). The amount of advances that we can draw under the amended line of credit is dependent upon our levels of eligible accounts receivables and inventories and the line is set to expire on March 14, 2016. The amount is secured by substantially all of the assets used in our continuing operations. As of June 30, 2015, $4.5 million of principal was outstanding under the line of credit and $2.2 million was available to us, subject to changes in our borrowing base capacity.
In November 2012, we entered into an equipment sale and leaseback financing arrangement that provided for a total of $3.25 million to finance the acquisition of certain equipment that we have employed in our continuing operations. The obligation is owed to a finance company and is secured by the specific equipment assets acquired under the arrangement. As of June 30, 2015, $1.1 million of principal and accrued interest was outstanding under the arrangement. The arrangement calls for monthly payments of $111,846 and a final payment of $691,846 on November 6, 2015.
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11.0 million from the sale of convertible notes and warrants. In June 2015, an additional $2.0 million of proceeds were received in connection with a follow on placement of convertible notes and have the same remaining terms. The convertible note holders have a second lien position on substantially all of the assets used in our continuing operations. As of June 30, 2015, $12.8 million of principal and accrued interest was outstanding under the notes.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk
We are exposed to foreign currency risk that arises from translating the results of our discontinued operations in Canada to the US Dollar. On June 30, 2015, one Canadian dollar was equal to 0.80 US Dollars. We also face transactional currency exposures that arise when our discontinued foreign operations enter into transactions denominated in currencies other than their own local currency.
Interest Rate Risk
We are subject to interest rate risk in connection with borrowings under our line of credit, which bears interest at a variable rate at the greater of 3.75% or Bridge Bank's prime rate plus 0.5%. As of June 30, 2015, we had outstanding borrowings of $4.5 million under our credit facility. The impact of a hypothetical 10% adverse change in the interest rate would result in an increased annual cost of $16,875, which would be recorded in "Interest Expense, net" in our Consolidated Statements of Operations and Comprehensive Loss.
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
(c) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Iroquois Litigation. See Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Item 1A. Risk Factors
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015, which are incorporated herein by reference. Material changes to such risk factors through the date of this report are:
Risks Related to Our Business

We have recently launched a number of new CNG products which increases our exposure to product warranty claims, thus, we may experience greater levels of warranty claims for which our provision for warranty costs may not be sufficient

In May 2014, we shifted our strategic direction from selling stand-alone CNG tank products to a focus on selling complete CNG fuel storage modules and systems including our back-of-cab and frame-rail mounted CNG storage modules. Since our shift in strategic direction we have launched several new CNG fuel storage modules, as well as newly designed and validated tank products, for use primarily in heavy-duty trucking applications. The CNG modules that we sell for use in the trucking industry generally come with a two year or 200,000 mile warranty, whichever is earlier. While we perform extensive internal testing before launching our CNG systems, these systems have been in the field for a limited period of time so we currently have a limited frame of reference and on-road data available to us by which to evaluate the long-term performance and durability of our CNG systems. There can be no assurance that in every case our internal tests will be able to detect potential deficiencies or defects in our systems prior to their sale to customers.
Although we engineered our first generation back-of-cab module system with structural stiffness in order for it to be durable, we spent considerable time and resources during the second quarter of 2015 designing product enhancements and performing retrofits on an initial set of targeted first generation back-of-cab module systems to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. We also recorded a specific warranty reserve for the estimated cost of retrofit activities that we expect to complete on additional first generation systems in future periods. If the design enhancements are not effective or if we later determine that additional systems need to be retrofitted beyond our current estimates, it could have material adverse affect on our business and liquidity.
Given that the number of our products in the field has increased since our change in strategic direction, our exposure to warranty claims is greater than prior levels. As a consequence, we could incur substantially greater warranty claims in the future and our warranty reserve may not be sufficient.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows common shares that were surrendered to the Company by employees to pay taxes in connection with shares of restricted stock issued under the Company’s 2011 Stock Incentive Plan that vested during the period:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share
May 2015	27,286	$2.84
June 2015	5,507	$2.69

Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2015

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ BRADLEY J. TIMON
Bradley J. Timon Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended June 30, 2015.

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
4.1
Form of Senior Secured Series B Convertible Note issued by the Registrant to certain accredited investors (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.1
 Form of Convertible Note Purchase Agreement, dated June 29, 2015, between the Registrant and certain accredited investors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.2
Subordinated Security Agreement between the Registrant and Kevin Douglas, in his capacity as Collateral Agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.3
Amendment to Senior Secured Convertible Note between the Registrant and the holders of senior secured convertible notes issued by the Registrant on September 18, 2015 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.4
Amendment to Debt Repayment Agreement, dated June 26, 2015, by and among the Registrant, Advanced Green Innovations, LLC, ZHRO Solutions, LLC and Advanced Green Technologies, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2015).

10.5*	Amended and Restated Summary of Non-Employee Director Compensation.
31.1*	Certification of the Chief Executive Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer of the Registrant pursuant to Exchange Act Rule 13a-14(a).
32.1*	Certification of the Chief Executive Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer of the Registrant furnished pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350.
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith