Form 10-Q/A
period 2015-06-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2015-11-09
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No.1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 10, 2015 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures as of June 30, 2015 and for the three and six month periods ended June 30, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed in the “Items Amended in this Form 10-Q/A” below.

Restatement Background
On November 6, 2015, the Audit Committee of our Board of Directors, after discussion with management and Haskell & White LLP, our independent registered public accounting firm, determined that the unaudited condensed consolidated financial statements for the periods ended June 30, 2015 included in the Original Filing should no longer be relied upon.
In connection with the preparation of our financial statements for the quarter ended September 30, 2015, our personnel determined that errors occurred in the accounting for inventory that resulted from clerical errors originating in connection with physical inventory counts and valuation procedures performed as of June 30, 2015.
As a result of these errors, we have revised our unaudited consolidated financial statements for the periods ended June 30, 2015. The revision corrects the identified errors and has resulted in an approximate $836,000 decrease to our reported inventory balance at June 30, 2015 and corresponding increases to our reported cost of revenues and net losses for the three and six month periods ended June 30, 2015. We further determined that there are no other additional adjustments which are material. The adjustment to correct the identified errors has no effect on our cash flows, liquidity position, debt covenants or executive incentive plans.
Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

Although our own set of internal controls discovered the clerical errors in inventory valuation, the errors were not identified and substantiated in a timely manner and thus our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at June 30, 2015. See Part I, Item 4 included in this Form 10-Q/A for a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified.

Items Amended in this Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirely, as modified and superceded as necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A.	Part 1, Item 1. Financial Statements (unaudited)

B.	Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

C.	Part 1, Item 4. Controls and Procedures

D.	Part II, Item 1A. Risk Factors

E.	Part II, Item 6. Exhibits
This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to correct the errors and record the adjustments described above.
In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

In addition to the foregoing, Exhibit 10.5 of the Original Filing is being amended to correct the amount of the additional annual retainer paid to the Chairperson of the Company's Compensation Committee.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(As Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,389,000	$4,103,841
Accounts receivable, net	10,210,112	11,626,467
Inventories, net	9,276,270	8,872,704
Prepaid and other current assets	1,736,067	1,261,953
Assets of discontinued operations held for sale	2,054,870	1,049,603
Total current assets	28,666,319	26,914,568
Property and equipment, net	9,631,203	9,762,341
Goodwill	12,400,000	12,400,000
Deposits and other assets	332,542	487,209
Assets of discontinued operations held for sale	19,911,588	22,112,396
Total assets	$70,941,652	$71,676,514
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,596,620	$9,313,192
Accrued payroll obligations	1,145,282	1,263,257
Deferred revenue	1,062,075	2,990,908
Accrued warranties	1,482,681	611,999
Other accrued liabilities	297,490	1,017,340
Debt obligations, current portion	4,549,464	5,177,207
Liabilities of discontinued operations held for sale	1,772,914	1,550,164
Total current liabilities	16,906,526	21,924,067
Debt obligations, net of current portion	9,697,494	7,053,195
Liabilities of discontinued operations held for sale	17,505,480	19,094,320
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 28,090,052 shares issued, of which 28,022,802 are outstanding and 67,250 are held in treasury at June 30, 2015; 50,000,000 shares authorized, 23,310,721 shares issued, of which 23,276,264 are outstanding and 34,457 are held in treasury at December 31, 2014	560,456	465,525
Additional paid-in-capital	524,790,493	514,065,280
Accumulated deficit	(497,850,455)	(490,426,307)
Accumulated other comprehensive loss in discontinued operations	(668,342)	(499,566)
Total stockholders’ equity	26,832,152	23,604,932
Total liabilities and stockholders’ equity	$70,941,652	$71,676,514
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
Revenue	$10,683,707	$6,530,048	$19,881,821	$14,484,921
Cost of revenues	9,990,402	5,173,266	18,051,616	10,706,008
Gross margin	693,305	1,356,782	1,830,205	3,778,913
Operating expenses:
Research and development	2,049,901	1,654,291	3,928,794	3,154,512
Selling, general and administrative	2,355,074	2,529,905	4,823,367	5,085,360
Total operating expenses	4,404,975	4,184,196	8,752,161	8,239,872
Operating loss	(3,711,670)	(2,827,414)	(6,921,956)	(4,460,959)
Interest expense, net	(427,371)	(459,126)	(841,517)	(1,235,247)
Fair value adjustments of derivative instruments, net	3,000	2,723,784	—	1,983,864
Other expenses (Note 12)	—	(1,765,000)	—	(1,765,000)
Loss from continuing operations before income taxes	(4,136,041)	(2,327,756)	(7,763,473)	(5,477,342)
Income tax expense	—	—	—	(1,600)
Loss from continuing operations	(4,136,041)	(2,327,756)	(7,763,473)	(5,478,942)
Income from discontinued operations, net of taxes	53,522	93,619	339,325	42,572
Net loss	$(4,082,519)	$(2,234,137)	$(7,424,148)	$(5,436,370)
Per share data—basic and diluted:
Loss from continuing operations	$(0.15)	$(0.10)	$(0.29)	$(0.25)
Income from discontinued operations	—	—	0.01	—
Net loss	$(0.15)	$(0.10)	$(0.28)	$(0.25)
Weighted average number of common shares outstanding:
Basic and diluted	27,909,428	22,876,458	26,648,181	21,517,808
Comprehensive loss:
Net loss	$(4,082,519)	$(2,234,137)	$(7,424,148)	$(5,436,370)
Foreign currency translation adjustments, net of tax	56,688	108,383	(168,776)	(4,169)
Comprehensive loss	$(4,025,831)	$(2,125,754)	$(7,592,924)	$(5,440,539)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(As Restated)
Cash flows from operating activities:
Net loss	$(7,424,148)	$(5,436,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	856,349	641,843
Share-based compensation charges	349,769	217,159
Fair value adjustments of derivative instruments	—	(1,983,864)
Interest on debt obligations	917,702	797,052
Impairment of assets of discontinued operations held for sale	—	434,768
Provision (recovery) for bad debt	—	(89,876)
Inventory reserves for obsolescence (recoveries)	(8,307)	282,728
Changes in operating assets and liabilities:
Accounts receivable	1,488,421	1,966,455
Inventories	(395,259)	(1,543,238)
Other assets	(237,824)	(889,184)
Accounts payable	(2,858,171)	(2,999,465)
Deferred revenue and other accrued liabilities	(1,803,922)	224,719
Net cash used in operating activities	(9,115,390)	(8,377,273)
Cash flows from investing activities:
Purchases and development of property and equipment	(725,211)	(4,554,081)
Net cash used in investing activities	(725,211)	(4,554,081)
Cash flows from financing activities:
Proceeds from issuance from common stock and warrants	11,500,000	16,620,375
Stock issuance costs	(942,073)	(1,356,824)
Proceeds from exercise of warrants and options	5,375	5,114,599
Borrowings on capital leases	—	316,038
Repayments on capital leases	(516,289)	(412,575)
Repayments of long-term obligations	(257,522)	(4,109,916)
Proceeds from issuance of convertible notes	2,000,000	—
Taxes paid in lieu of shares issued for share based compensation	(92,927)	—
Other	(44,936)	(22,573)
Net cash provided by financing activities	11,651,628	16,149,124
Net effect of exchange rate changes on cash	(31,119)	(2,117)
Net increase in cash and cash equivalents	1,779,908	3,215,653
Cash and cash equivalents at beginning of period	4,495,886	7,031,981
Cash and cash equivalents at end of period	$6,275,794	$10,247,634
Cash and cash equivalents at end of period:
Continuing operations	$5,389,000	$9,178,948
Discontinued operations	886,794	1,068,686
Total cash and cash equivalents at the end of period	$6,275,794	$10,247,634
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

Note 1: Background, Basis of Presentation and Restatement
Quantum Fuel Systems Technologies Worldwide, Inc. (collectively referred to as “Quantum,” “we,” “our” or “us”) is a leader in the innovation, development and production of compressed natural gas (CNG) fuel storage systems and the integration of vehicle system technologies including engine and vehicle control systems and drivetrains.
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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In connection with the preparation of our financial statements for the quarter ended September 30, 2015, our personnel determined that errors occurred in the accounting for inventory that resulted from clerical errors originating in connection with physical inventory counts and valuation procedures performed as of June 30, 2015.
As a result of these errors, we have revised our unaudited consolidated financial statements for the periods ended June 30, 2015. The revision corrects the identified errors and has resulted in an approximate $836,000 decrease to our reported inventory balance at June 30, 2015 and corresponding increases to our reported cost of revenues and net losses for the three and six month periods ended June 30, 2015. We further determined that there are no other additional adjustments which are material. The adjustment to correct the identified errors has no effect on our cash flows, liquidity position, debt covenants or executive incentive plans.

The combined impacts of all adjustments to the applicable line items in our unaudited condensed consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the tables below.

	As Previously Reported	Inventory Related Adjustment	As Restated
Effects on Condensed Consolidated Balance Sheet

As of June 30, 2015
Inventories, net	$10,112,633	$(836,363)	$9,276,270
Total current assets	$29,502,682	$(836,363)	$28,666,319
Total assets	$71,778,015	$(836,363)	$70,941,652
Accumulated deficit	$(497,014,092)	$(836,363)	$(497,850,455)
Total stockholders' equity	$27,668,515	$(836,363)	$26,832,152
Total liabilities and stockholders' equity	$71,778,015	$(836,363)	$70,941,652

Effects on Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2015
Cost of revenues	$9,154,039	$836,363	$9,990,402
Gross margin	$1,529,668	$(836,363)	$693,305
Operating loss	$(2,875,307)	$(836,363)	$(3,711,670)
Loss from continuing operations	$(3,299,678)	$(836,363)	$(4,136,041)
Net loss	$(3,246,156)	$(836,363)	$(4,082,519)

Per share data - basic and diluted:
Loss from continuing operations	$(0.12)	$(0.03)	$(0.15)
Net loss	$(0.12)	$(0.03)	$(0.15)

Comprehensive loss	$(3,189,468)	$(836,363)	$(4,025,831)

Six Months Ended June 30, 2015
Cost of revenues	$17,215,253	$836,363	$18,051,616
Gross margin	$2,666,568	$(836,363)	$1,830,205
Operating loss	$(6,085,593)	$(836,363)	$(6,921,956)
Loss from continuing operations	$(6,927,110)	$(836,363)	$(7,763,473)
Net loss	$(6,587,785)	$(836,363)	$(7,424,148)

Per share data - basic and diluted:
Loss from continuing operations	$(0.26)	$(0.03)	$(0.29)
Net loss	$(0.25)	$(0.03)	$(0.28)

Comprehensive loss	$(6,756,561)	$(836,363)	$(7,592,924)

Effects on Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2015
Net loss	$(6,587,785)	$(836,363)	$(7,424,148)
Change in operating assets - inventories	$(1,231,622)	$836,363	$(395,259)

In addition to the restatement of our unaudited condensed consolidated financial statements, we have restated the following notes to the unaudited condensed consolidated financial statements to reflect the changes noted above.

•	Note 4. Inventories

•	Note 9. Stockholders’ Equity

•	Note 10. Earnings (Loss) Per Share

•	Note 11. Business Segments and Geographic Information

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

Note 4: Inventories
Inventories of continuing operations consist of the following:

	June 30, 2015	December 31, 2014
	(As Restated)
Materials and parts	$11,615,697	$10,383,269
Work-in-process	93,605	389,155
Finished goods	1,504,406	2,046,025
	13,213,708	12,818,449
Less: Provision for obsolescence	(3,937,438)	(3,945,745)
Inventories, net	$9,276,270	$8,872,704

Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the six months ended June 30, 2015 were as follows:

	Balance at January 1, 2015	Additions	Transfers	Depreciation	Balance at June 30, 2015
Property and equipment in service, gross	$39,290,495	$—	$859,400	$—	$40,149,895
Accumulated depreciation	(31,270,855)	—	—	(856,349)	(32,127,204)
Construction in progress:
Plant equipment and other	1,742,701	725,211	(859,400)	—	1,608,512
Total property and equipment, net	$9,762,341	$725,211	$—	$(856,349)	$9,631,203
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

Shares Available

The number of authorized shares available for future issuance as of June 30, 2015 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at June 30, 2015	(28,022,802)	—
Less shares designated as of June 30, 2015 for issuance under:
Stock options (1)	(601,689)	—
Warrants outstanding	(8,272,409)	—
Conversion of principal under convertible notes (2)	(5,236,312)	—
Undesignated shares available	7,866,788	20,000,000

(1)	Includes all of the options outstanding plus 106,478 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents the number of shares issuable upon conversion of $12.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the six months ended June 30, 2015:

	Common Shares Outstanding	Total Equity
		(As Restated)
Balance at January 1, 2015	23,276,264	$23,604,932
Share-based compensation	144,257	256,842
Issuance of common stock to investors (1)	4,600,000	10,557,927
Issuance of common stock in connection with stock option exercises	2,281	5,375
Foreign currency translation	—	(168,776)
Net loss	—	(7,424,148)
Balance at June 30, 2015	28,022,802	$26,832,152

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
Numerators for basic and diluted loss per share data:
Loss from continuing operations	$(4,136,041)	$(2,327,756)	$(7,763,473)	$(5,478,942)
Income from discontinued operations, net of taxes	53,522	93,619	339,325	42,572
Net loss	$(4,082,519)	$(2,234,137)	$(7,424,148)	$(5,436,370)
Denominator for basic and diluted loss per share data—weighted-average shares	27,909,428	22,876,458	26,648,181	21,517,808
Basic and diluted per share data:
Loss from continuing operations	$(0.15)	$(0.10)	$(0.29)	$(0.25)
Income from discontinued operations	—	—	0.01	—
Net loss	$(0.15)	$(0.10)	$(0.28)	$(0.25)
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

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(As Restated)		(As Restated)
Revenues
Fuel Storage & Systems:
Net product sales	$8,424,695	$4,813,558	$15,447,349	$9,631,988
Engineering services & license fees	2,259,012	1,716,490	4,434,472	4,852,933
Total revenues	$10,683,707	$6,530,048	$19,881,821	$14,484,921

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$9,345,381	$3,941,705	$16,512,314	$7,599,509
Cost of services & fees	645,021	1,231,561	1,539,302	3,106,499
Total cost of revenues	$9,990,402	$5,173,266	$18,051,616	$10,706,008

Gross Margin
Fuel Storage & Systems:
Net product sales	$(920,686)	$871,853	$(1,064,965)	$2,032,479
Engineering services & license fees	1,613,991	484,929	2,895,170	1,746,434
Total gross margin	$693,305	$1,356,782	$1,830,205	$3,778,913

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,049,901	$1,654,291	$3,928,794	$3,154,512
Selling, general and administrative	1,006,292	890,752	1,827,716	1,709,056
Total	$3,056,193	$2,545,043	$5,756,510	$4,863,568
Corporate:
Selling, general and administrative	1,348,782	1,639,153	2,995,651	3,376,304
Total operating expenses	$4,404,975	$4,184,196	$8,752,161	$8,239,872

Operating Loss
Fuel Storage & Systems	$(2,362,888)	$(1,188,261)	$(3,926,305)	$(1,084,655)
Corporate	(1,348,782)	(1,639,153)	(2,995,651)	(3,376,304)
Total operating loss	$(3,711,670)	$(2,827,414)	$(6,921,956)	$(4,460,959)

Capital Expenditures
Fuel Storage & Systems	$536,173	$1,989,347	$725,211	$4,531,357
Corporate	—	14,705	—	22,724
Total capital expenditures	$536,173	$2,004,052	$725,211	$4,554,081

Depreciation
Fuel Storage & Systems	$415,371	$305,006	$816,175	$624,767
Corporate	19,684	7,578	40,174	17,076
Total depreciation	$435,055	$312,584	$856,349	$641,843

Identifiable assets by reporting segment are as follows:

	June 30, 2015	December 31, 2014
	(As Restated)
Identifiable Assets
Fuel Storage & Systems	$41,246,232	$42,108,373
Renewable Energy - Held for Sale	21,966,458	23,161,999
Corporate	7,728,962	6,406,142
	$70,941,652	$71,676,514

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

•
our belief that the additional controls and procedures we implemented related to accounting for inventory to remediate a material weakness in our internal control over financial reporting will be effective; and

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

Results of Operations
Three and Six Months Ended June 30, 2015 and 2014
The following table provides operating results for our continuing operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(As Restated)		(As Restated)		(As Restated)		(As Restated)
Revenues
Fuel Storage & Systems:
Net product sales	$8,424,695	$4,813,558	$3,611,137	75%	$15,447,349	$9,631,988	$5,815,361	60%
Engineering services & license fees	2,259,012	1,716,490	542,522	32%	4,434,472	4,852,933	(418,461)	(9)%
Total revenues	$10,683,707	$6,530,048	$4,153,659	64%	$19,881,821	$14,484,921	$5,396,900	37%

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$9,345,381	$3,941,705	$5,403,676	137%	$16,512,314	$7,599,509	$8,912,805	117%
Cost of services & fees	645,021	1,231,561	(586,540)	(48)%	1,539,302	3,106,499	(1,567,197)	(50)%
Total cost of revenues	$9,990,402	$5,173,266	$4,817,136	93%	$18,051,616	$10,706,008	$7,345,608	69%

Gross Margin
Fuel Storage & Systems:
Net product sales	$(920,686)	$871,853	$(1,792,539)	(206)%	$(1,064,965)	$2,032,479	$(3,097,444)	(152)%
Engineering services & license fees	1,613,991	484,929	1,129,062	233%	2,895,170	1,746,434	1,148,736	66%
Total gross margin	$693,305	$1,356,782	$(663,477)	(49)%	$1,830,205	$3,778,913	$(1,948,708)	(52)%

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,049,901	$1,654,291	$395,610	24%	$3,928,794	$3,154,512	$774,282	25%
Selling, general and administrative	1,006,292	890,752	115,540	13%	1,827,716	1,709,056	118,660	7%
Total	3,056,193	2,545,043	511,150	20%	5,756,510	4,863,568	892,942	18%
Corporate:
Selling, general and administrative	1,348,782	1,639,153	(290,371)	(18)%	2,995,651	3,376,304	(380,653)	(11)%
Total operating expenses	$4,404,975	$4,184,196	$220,779	5%	$8,752,161	$8,239,872	$512,289	6%

Operating Loss
Fuel Storage & Systems	$(2,362,888)	$(1,188,261)	$(1,174,627)	99%	$(3,926,305)	$(1,084,655)	$(2,841,650)	262%
Corporate	(1,348,782)	(1,639,153)	290,371	(18)%	(2,995,651)	(3,376,304)	380,653	(11)%
Total operating loss	$(3,711,670)	$(2,827,414)	$(884,256)	31%	$(6,921,956)	$(4,460,959)	$(2,460,997)	55%

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
Exclusive of indirect overhead costs and costs associated with first generation product retrofits, product sales during the second quarter of 2015 contributed a positive direct margin of $1.7 million, or 20%. Included in indirect overhead and other cost of product sales for the second quarter of 2015 were normalized overhead costs of $1.5 million and incremental costs of $1.2 million, of which $1.0 million relates to a specific warranty charge recognized in connection with the first generation system retrofit enhancements. The overall gross product margin reported for the second quarter of 2015 was negative 11%. Other factors that provided downward pressure on our margins on a year-over-year basis include volume and promotional price incentives provided to certain customers of our system products and change in product mix.
Although our three and six month period year-over-year gross margins have been negatively impacted by these dynamics and certain incremental costs, we did realize a continuing reduction in the per unit direct material and manufacturing costs for our fuel module products in the second quarter and first six months of 2015 compared to the cost levels recognized in the second half of 2014. Specifically, we realized a manufactured cost per unit decline over the first half of 2015 of approximately 5% for our back-of-cab module with fuel storage capacity of up to 123 DGEs of natural gas, which represented our highest revenue generating product line in the first half of 2015. We expect incremental production costs to continue to decline during the second half of 2015 as we further refines our processes and realize higher volume levels.
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
Operating Losses
The Fuel Storage and Systems Segment reported an operating loss of $2.4 million and $3.9 million for the second quarter and first six months of 2015, respectively, as compared to operating loss of $1.2 million and $1.1 million for the second quarter and first six months of 2014. We anticipate increasing product volumes and improving operating results for this segment in the second half of 2015.
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
As a measure of liquidity for our continuing operations, we had cash and cash equivalents of $5.4 million, net working capital of $11.5 million and our current ratio (ratio of current assets to current liabilities) was 1.8 at June 30, 2015. There are no contractual guarantees or obligations with respect to our continuing operations to fund potential capital needs or to service long-term debt and other liabilities of the discontinued operations of Schneider Power that are classified as held for sale.
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
Net cash used in operating activities increased to $9.1 million in the first six months of 2015 as compared to net cash used of $8.4 million in the first six months of 2014. The net cash used in the 2015 period is primarily due to operating losses of $5.3 million, net of non-cash charges of $2.1 million, and a cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $3.8 million. The net cash used related to the change in working capital in the 2015 period is primarily the result of payments made that reduced accounts payable and other accrued liabilities and changes in deferred revenue levels. The decrease in deferred revenue was mainly due to the recognition of $1.9 million in license fee revenue during the first six months of 2015 which is related to a $2.0 million cash prepayment that had been received from Fisker in November 2014 under a software development and license fee agreement. The reduction in other accrued liabilities was mainly associated with a $0.7 million payment in January 2015 for reimbursable legal fees and other expenses in connection with a court order associated with the Complaint filed by Iroquois (see Note 12 to the Financial Statements).
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding such required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. At the time the Original Filing was filed on August 10, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of June 30, 2015.
Subsequent to that evaluation, management has determined that a deficiency in internal control over financial reporting arose during the second quarter of 2015 related to inaccurate physical counts and valuation of inventory balances. The deficiency in internal controls, which management believes did not exist as of December 31, 2014 or March 31, 2015, arose in connection with the internal transitioning of activities associated with our new generation of fuel storage module products from a development project-based record keeping system to a product-based inventory management record keeping system which was under way as of June 30, 2015. Management further determined that this deficiency is a material weakness, as defined by SEC regulations, and that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of that material weakness in our internal control over financial reporting.
In light of the material weakness referred to above, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements in this Form 10-Q/A for period ended June 30, 2015 are fairly presented, in all material respects, in accordance with US generally accepted accounting principles.

Remediation Plan
We are remediating this material weakness by, among other things, the addition of internal resources and facility infrastructure dedicated to inventory control management, re-emphasizing and amending existing formal policies and procedures to improve the accuracy and timeliness of raw material inventory cycle counts and oversight, strengthening analytical procedures related to costs of product sales, and improving communication lines between personnel engaged in inventory control and valuation procedures. The actions we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls. We will test the ongoing operating effectiveness of the revised controls in future periods.

Changes in Internal Control Over Financial Reporting
Except as described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have identified a material weakness in our internal control over financial reporting which could, if not effectively remediated, have material adverse consequences

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 4 of this report, management identified a material weakness in our internal control over financial reporting related to our accounting for inventory and, as a result, we had to restate our unaudited condensed consolidated financial statements for the period ended June 30, 2015. We have implemented additional controls and procedures that we believe have remediated this material weakness. If the additional controls and procedures we implemented in order to remediate the material weakness are not effective or if additional material weaknesses are discovered in future periods, we may be unable to report our financial results on a timely and accurate basis. If we are unable to report our financial results on a timely and accurate basis, it could result in the loss of investor confidence and, in turn, a decline in our stock price, the restatement of future periodic reports, a default under our credit and certain other agreements, suspension or delisting from the NASDAQ Capital Market, and restrict our ability to access the capital markets in order to raise capital if and when needed.

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
Date Restated: November 9, 2015

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