Form 10-Q
period 2015-09-30
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
filed 2015-11-16
CIK 1166380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

As of November 13, 2015, the registrant had outstanding 28,022,639 shares of common stock.

INDEX
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

Part I. Financial Information	1

Item 1. Financial Statements (unaudited):	1

Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2015 and 2014 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

Part II. Other Information	34

Item 1. Legal Proceedings	34

Item 1A . Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

Signatures	38

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,409,194	$4,103,841
Accounts receivable, net	9,325,596	11,626,467
Inventories, net	12,335,760	8,872,704
Prepaid and other current assets	1,580,131	1,261,953
Assets of discontinued operations held for sale	1,084,894	1,049,603
Total current assets	26,735,575	26,914,568
Property and equipment, net	9,511,625	9,762,341
Goodwill	12,400,000	12,400,000
Deposits and other assets	318,770	487,209
Assets of discontinued operations held for sale	18,537,480	22,112,396
Total assets	$67,503,450	$71,676,514
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,386,367	$9,313,192
Accrued payroll obligations	1,120,836	1,263,257
Deferred revenue	1,047,177	2,990,908
Accrued warranties	1,082,823	611,999
Other accrued liabilities	261,349	1,017,340
Debt obligations, current portion	4,210,211	5,177,207
Liabilities of discontinued operations held for sale	1,290,626	1,550,164
Total current liabilities	19,399,389	21,924,067
Debt obligations, net of current portion	10,053,584	7,053,195
Other liabilities and deferred credits	105,308	—
Liabilities of discontinued operations held for sale	15,954,329	19,094,320
Commitments and contingencies (Note 12)
Stockholders’ Equity (Note 9):
Common stock, $.02 par value; 50,000,000 shares authorized, 28,090,052 shares issued, of which 28,024,039 are outstanding and 66,013 are held in treasury at September 30, 2015; 50,000,000 shares authorized, 23,310,721 shares issued, of which 23,276,264 are outstanding and 34,457 are held in treasury at December 31, 2014	560,481	465,525
Additional paid-in-capital	524,981,208	514,065,280
Accumulated deficit	(502,689,908)	(490,426,307)
Accumulated other comprehensive loss in discontinued operations	(860,941)	(499,566)
Total stockholders’ equity	21,990,840	23,604,932
Total liabilities and stockholders’ equity	$67,503,450	$71,676,514
See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$9,454,739	$6,618,223	$29,336,560	$21,103,144
Cost of revenues	9,414,933	6,800,328	27,466,549	17,506,336
Gross margin	39,806	(182,105)	1,870,011	3,596,808
Operating expenses:
Research and development	2,123,958	2,224,009	6,052,752	5,378,521
Selling, general and administrative	2,190,181	2,220,369	7,013,548	7,305,729
Total operating expenses	4,314,139	4,444,378	13,066,300	12,684,250
Operating loss	(4,274,333)	(4,626,483)	(11,196,289)	(9,087,442)
Interest expense, net	(451,074)	(397,414)	(1,292,591)	(1,632,661)
Fair value adjustments of derivative instruments, net	4,000	22,000	4,000	2,005,864
Other expenses (Note 12)	—	—	—	(1,765,000)
Loss from continuing operations before income taxes	(4,721,407)	(5,001,897)	(12,484,880)	(10,479,239)
Income tax expense	—	—	—	(1,600)
Loss from continuing operations	(4,721,407)	(5,001,897)	(12,484,880)	(10,480,839)
Income (loss) from discontinued operations, net of taxes	(118,046)	(198,132)	221,279	(155,560)
Net loss	$(4,839,453)	$(5,200,029)	$(12,263,601)	$(10,636,399)
Per share data—basic and diluted:
Loss from continuing operations	$(0.17)	$(0.21)	$(0.46)	$(0.47)
Income (loss) from discontinued operations	—	(0.01)	0.01	(0.01)
Net loss	$(0.17)	$(0.22)	$(0.45)	$(0.48)
Weighted average number of common shares outstanding:
Basic and diluted	28,017,207	23,290,453	27,109,538	22,115,183
Comprehensive loss:
Net loss	$(4,839,453)	$(5,200,029)	$(12,263,601)	$(10,636,399)
Foreign currency translation adjustments, net of tax	(192,599)	(138,946)	(361,375)	(143,115)
Comprehensive loss	$(5,032,052)	$(5,338,975)	$(12,624,976)	$(10,779,514)

See accompanying notes.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,263,601)	$(10,636,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on property and equipment	1,297,128	1,061,273
Share-based compensation charges	557,379	397,250
Fair value adjustments of derivative instruments	(4,000)	(2,005,864)
Interest on debt obligations	958,553	706,219
Impairment of assets of discontinued operations held for sale	—	434,768
Recovery for bad debt	—	(199,071)
Inventory reserves for obsolescence	37,045	296,793
Changes in operating assets and liabilities:
Accounts receivable	2,371,850	1,978,250
Inventories	(3,500,101)	(2,780,522)
Other assets	41,463	(563,927)
Accounts payable	908,215	(1,831,984)
Deferred revenue and other accrued liabilities	(2,255,436)	(272,778)
Net cash used in operating activities	(11,851,505)	(13,415,992)
Cash flows from investing activities:
Purchases and development of property and equipment	(1,046,412)	(5,880,394)
Net cash used in investing activities	(1,046,412)	(5,880,394)
Cash flows from financing activities:
Proceeds from issuance from common stock and warrants	11,500,000	16,620,375
Stock issuance costs	(942,073)	(1,391,001)
Proceeds from exercise of warrants and options	5,375	5,122,285
Borrowings on capital leases	—	316,038
Repayments on capital leases	(796,459)	(635,722)
Repayments of long-term obligations	(501,581)	(552,966)
Proceeds from borrowings under line of credit	—	2,500,000
Proceeds from issuance of convertible notes	2,000,000	—
Repayments under line of credit	—	(3,831,917)
Taxes paid in lieu of shares issued for share based compensation	(110,325)	(63,015)
Other	(48,706)	(25,524)
Net cash provided by financing activities	11,106,231	18,058,553
Net effect of exchange rate changes on cash	(80,030)	(26,450)
Net decrease in cash and cash equivalents	(1,871,716)	(1,264,283)
Cash and cash equivalents at beginning of period	4,495,886	7,031,981
Cash and cash equivalents at end of period	$2,624,170	$5,767,698
Cash and cash equivalents at end of period:
Continuing operations	$2,409,194	$5,614,689
Discontinued operations	214,976	153,009
Total cash and cash equivalents at the end of period	$2,624,170	$5,767,698
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

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
We classify our business operations into three reporting segments: Fuel Storage & Systems, Renewable Energy and Corporate. The Renewable Energy business segment, consisting entirely of the operations of Schneider Power Inc. ("Schneider Power"), is classified as discontinued operations as discussed further below.

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated CNG storage modules and systems, to truck and automotive original equipment manufacturers (OEMs), fleets, dealerships, virtual pipeline fuel storage system integrators and aftermarket and OEM truck integrators. Our high-pressure storage tanks use advanced composite technology and are capable of storage at up to 5,000 pounds per square inch (psi) for CNG applications and up to 10,000 psi for hydrogen applications. Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas and hydrogen products and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Karma Automotive (formely Fisker Automotive and Technology Group) under an agreement that was executed in October 2014.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power, a Canadian corporation, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date, we have completed the sale of certain assets of Schneider Power and are actively pursuing the sale of all of the remaining Schneider Power assets, including the 10.0 megawatt (MW) Zephyr wind farm which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of the dates of the balance sheets presented. As a result of these actions and our expectations for a completion of the sale or other disposition of the remaining assets and operations within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale (Note 2).

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
Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period subsequent to the filing date of this report. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over such twelve month period.
We expect to fund our business over the next year principally from our existing levels of working capital, the availability under our amended line of credit, and to the extent needed, additional capital raised from private and/or public equity or debt offerings. Based on current assumptions and estimates, we anticipate that we will need to raise additional capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we will have to raise is dependent upon: (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which had a combined balance remaining of $1.3 million at September 30, 2015, (iii) the amount of cash collected under the software license arrangement we have with Karma Automotive, particularly as it relates to whether Karma Automotive exercises its option to acquire joint-ownership of the software in exchange for additional consideration, (iv) whether we can execute renewals of our line of credit and equipment financing arrangements with secured lenders as anticipated (See Note 7), and (v) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
Our ability to raise additional equity or debt capital sufficient to fund our planned operations, to the extent needed, is dependent upon a number of factors some of which are outside of our control including, without limitation, the markets view generally of the natural gas transportation industry, our ability to obtain the consent of third parties, our stock price, and the number of authorized shares we have available for future issuance. Notwithstanding these restrictive factors, we believe that we will be able to raise a sufficient level of additional capital over the next twelve months to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. This need to modify our debt obligations and/or otherwise raise additional capital in the coming months, combined with our recurring negative cash flows and other conditions, raises substantial doubt about our ability to continue as a going concern.

The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to modify our debt obligations and/or otherwise raise additional capital to sufficiently fund our working capital needs would have a material adverse affect on our business and our ability to continue as a going concern.

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

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, FASB issued amended guidance which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of line-of-credit arrangements. The update requires retrospective application and represents a change in accounting principle. The guidance is effective beginning in the first quarter of 2016. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of the guidance on our consolidated financial statements.

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

Operating Results and Balances

The unaudited historical operating results of Schneider Power, classified as discontinued operations, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$284,439	$302,019	$1,451,330	$1,803,847
Costs and expenses:
Cost of sales	124,685	144,962	398,261	440,011
Selling, general and administrative	19,376	36,791	28,600	136,002
Impairment of long-lived assets (1)	—	—	—	434,768
Total costs and expenses	144,061	181,753	426,861	1,010,781
Operating income	140,378	120,266	1,024,469	793,066
Interest expense, net	(258,424)	(318,398)	(803,190)	(949,110)
Other, net	—	—	—	484
Income (loss) from discontinued operations, net of taxes	$(118,046)	$(198,132)	$221,279	$(155,560)

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

The condensed balance sheets of Schneider Power, classified as discontinued operations held for sale, are as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$214,976	$392,045
Accounts receivable, net	127,224	221,943
Prepaid and other current assets (1)	742,694	435,615
Total current assets	$1,084,894	$1,049,603
Non-Current Assets:
Property and equipment, net (2)	$17,476,541	$20,190,824
Intangible asset, net (3)	877,847	1,014,185
Goodwill	1,897	2,191
Deposits and other assets (1)	181,195	905,196
Total non-current assets	$18,537,480	$22,112,396
Current Liabilities:
Accounts payable	$85,082	$275,628
Other accrued liabilities	88,657	101,015
Current portion of debt obligations (4)	1,116,887	1,173,521
Total current liabilities	$1,290,626	$1,550,164
Non-Current Liabilities:
Debt obligations, net of current portion (4)	$15,954,329	$19,094,320
Total non-current liabilities	$15,954,329	$19,094,320

(1)	The fair value of contingent consideration associated with the sale of the Trout Creek wind farm is included in current assets in the 2015 period and in non-current assets in the 2014 period.

(2)	Consists mainly of wind turbine assets of the 10.0 megawatt Zephyr Wind Farm.

(3)	Consists of project assets associated with Schneider Power's renewable energy portfolio and power purchase agreements associated with the Zephyr Wind Farm.

(4)	Consists of a credit facility due to a secured project lender in connection with the acquisition of the Zephyr Wind Farm as discussed below.
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

As of September 30, 2015, the total amount of the Samsung Debt was CAD $22.9 million, which consisted of CAD $21.5 million of principal, CAD $0.7 million of unamortized premium and CAD $0.7 million of accrued interest.

The amounts due under the Samsung Debt are secured by substantially all of Zephyr’s assets and a pledge of all of the shares of Zephyr held by Schneider Power. Quantum has no obligation to service the debt payments and has not provided any guarantees associated with the Samsung Debt.

The conversion rate of one CAD to one US Dollar was 0.75 to 1.0 as of September 30, 2015 and 0.86 to 1.0 as of December 31, 2014.

Note 3: Accounts Receivable
Net accounts receivable of continuing operations consist of the following:

	September 30, 2015	December 31, 2014
Customer accounts billed	$7,601,172	$11,120,593
Customer accounts unbilled	1,982,294	797,518
Allowance for doubtful accounts	(257,870)	(291,644)
Accounts receivable, net	$9,325,596	$11,626,467

We assess the collectability of receivables associated with our customers on an ongoing basis and, historically, any losses have been within management’s expectations.

As of September 30, 2015 and December 31, 2014, amounts due from Advanced Green Innovations, LLC and its subsidiaries, which includes ZHRO Solutions LLC (collectively “AGI”) were $1.3 million and $2.8 million, respectively. Based on payment activity since December 31, 2014, repayment arrangements that were amended on June 26, 2015, and communications and feedback we continue to have with executives of AGI, we believe the remaining amounts outstanding are fully realizable. As such, we have not recorded a specific allowance against the AGI receivable; however, we will continue to assess the collectability on an ongoing basis.

Note 4: Inventories
Inventories of continuing operations consist of the following:

	September 30, 2015	December 31, 2014
Materials and parts	$13,607,293	$10,383,269
Work-in-process	411,746	389,155
Finished goods	2,254,159	2,046,025
	16,273,198	12,818,449
Less: Provision for obsolescence	(3,937,438)	(3,945,745)
Inventories, net	$12,335,760	$8,872,704
Note 5: Long-lived Assets
Property and equipment
Changes in property and equipment of continuing operations for the nine months ended September 30, 2015 were as follows:

	Balance at January 1, 2015	Additions	Transfers	Depreciation	Balance at September 30, 2015
Property and equipment in service, gross	$39,290,495	$—	$1,096,517	$—	$40,387,012
Accumulated depreciation	(31,270,855)	—	—	(1,297,128)	(32,567,983)
Construction in progress:
Plant equipment and other	1,742,701	1,046,412	(1,096,517)	—	1,692,596
Total property and equipment, net	$9,762,341	$1,046,412	$—	$(1,297,128)	$9,511,625
Goodwill
The carrying amount of goodwill of continuing operations reported in our Fuel Storage & Systems business segment was $12.4 million at both September 30, 2015 and December 31, 2014.
Indicators of Impairment
The market price of our common stock can fluctuate significantly and due to a decline in our market price over the three month period ended September 30, 2015 and through the date of this report, we assessed whether this change could indicate a potential impairment of the carrying values of our assets, and in particular, our goodwill. Based on our assessment, we believe that no impairment of the carrying values of property and equipment, goodwill, or any other significant long-lived operating assets existed as of September 30, 2015.
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
Although we engineered our first generation back-of-cab module system with structural stiffness in order for it to be durable, we spent considerable time and resources during the first nine months of 2015 designing product enhancements and performing retrofits on a set of targeted first generation back-of-cab module systems to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. For the three and nine month periods ended September 30, 2015, we recognized charges of $0.3 million and $1.3 million, respectively, in connection with establishing specific reserves for the estimated total cost of the retrofit activities. As of September 30, 2015, there is a balance of $0.3 million included in our product warranty liability that represents the estimated cost of retrofit activities that we expect to complete on additional first generation systems in future periods.
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

Changes in our product warranty liability for continuing operations are as follows:

Balance at January 1, 2015	$611,999
Warranties issued and reserves added during the period	1,882,304
Settlements made during the period	(1,411,480)
Balance at September 30, 2015	$1,082,823
Note 7:  Debt Obligations
Our debt obligations for continuing operations consist of the following:

	September 30, 2015	December 31, 2014
Obligations to Secured Lenders:
Convertible Notes: $12,475,000 principal, $436,566 accrued interest, net of unamortized discount of $3,945,288 at September 30, 2015; $10,475,000 principal, $269,441 accrued interest, net of unamortized discount of $4,628,439 at December 31, 2014	$8,966,338	$6,116,002
Capital lease obligation: $779,775 principal and $7,049 accrued interest at September 30, 2015; $1,576,234 principal and $15,703 accrued interest at December 31, 2014	786,824	1,591,937
Line of Credit: $4,500,000 principal and $8,594 accrued interest at September 30, 2015; $4,500,000 principal and $9,218 accrued interest at December 31, 2014	4,508,594	4,509,218
Obligations to Other Creditors:
Other obligations	2,039	13,245
Debt obligations of continuing operations, current and non-current	14,263,795	12,230,402
Less: Current portion of long-term debt, net of unamortized discount	(4,210,211)	(5,177,207)
Debt obligations of continuing operations, non-current, net of unamortized discount	$10,053,584	$7,053,195

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
The lead investor has the right to appoint one member to our board of directors for as long as the lead investor beneficially owns at least 5.0% of our common stock. Effective October 24, 2013, Mr. Timothy McGaw, who participated in the offering and purchased $50,000 of the September 2013 Convertible Notes, was appointed by the lead investor and currently serves on our board of directors. Certain of our executives and board of directors (Related Parties) also participated in the offering, including W. Brian Olson, our Chief Executive Officer and Bradley Timon, our Chief Financial Officer.

On June 30, 2015, we received gross proceeds of $2,000,000 in connection with a private placement offering of new convertible notes (June 2015 Convertible Notes) that have the same terms as the September 2013 Convertible Notes, as amended by the parties in connection with the issuance of the June 2015 Convertible Notes. The lead investor from the September 2013 transaction participated in the June 2015 transaction and purchased $1,500,000 of the June 2015 Convertible Notes.
The September 2013 Convertible Notes and the June 2015 Convertible Notes are collectively referred to herein as the "Convertible Notes."
The significant terms of the Convertible Notes are as follows: (i) scheduled maturity date of September 17, 2018, provided, however, during the 30-day period beginning on July 1, 2017 and upon notice provided by the holders of a majority of the outstanding principal amount of the Convertible Notes, the holders have the option to require us to redeem the principal and interest then outstanding under the Convertible Notes within 90 days thereafter (the put right in the original terms of the September 2013 notes was changed from September 18, 2016 to July 1, 2017 pursuant to the June 29, 2015 amendment), (ii) interest accrues at 2.0% per annum, payable upon the earlier of conversion or maturity, (iii) the outstanding principal under the Convertible Notes is convertible into shares of our common stock at a fixed conversion price of $2.3824 per share, subject to customary anti-dilution provisions, at any time until maturity at the option of the Convertible Note holders, (iv) we have the right to pay the accrued interest in cash or stock (if we elect to pay in stock, then the number of shares to be issued in payment of the interest will be based on the conversion price), and (v) the Convertible Notes are subject to redemption in connection with a change in control transaction.
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
To date, $525,000 of principal of the Convertible Notes has been converted into 220,364 shares of our common stock.
At September 30, 2015, the total amount of principal and interest due to Related Parties under the Convertible Notes was $494,312, which consisted of $475,000 of principal and $19,312 of accrued interest.
Capital Lease Obligation

On November 6, 2012, we entered into an original equipment sale and leaseback financing arrangement that provided us with access to a total of $3,250,000 to finance the acquisition of certain equipment that we employed in our continuing operations. The original arrangement called for payments of $111,846 on or before the fifteenth of each month through October 15, 2015 and a final payment of $691,846 on November 6, 2015. The scheduled final payment date was recently amended to November 30, 2015 by us and the lender in order to provide the parties with additional time to negotiate the terms of a new arrangement that would push out the final payment due under the original sale-leaseback transaction and provide up to $1.0 million of additional financing under a second sale-leaseback transaction.

During the nine months ended September 30, 2015, we made total payments of $1,006,610, of which $210,151 represented the implied interest cost.
The lease obligation is secured by the equipment that is acquired under the arrangement.

The following table sets forth the total minimum lease payments under the capital lease arrangement for equipment along with the present value of the net minimum lease payments as of September 30, 2015:

2015 minimum lease payments	$803,691
Less: Amount representing interest	(23,916)
Capital lease obligation	$779,775
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
As of September 30, 2015 and December 31, 2014, we had $4.5 million of outstanding borrowings. As of September 30, 2015, the maximum availability for additional borrowings under the Line of Credit was $1.3 million.
The Bank has a senior secured first position on substantially all of the assets used in our continuing operations, other than certain equipment acquired under the capital lease arrangement described above. We are currently in discussions with the Bank with respect to the credit facility and anticipate that the Line of Credit that is currently set to expire on March 14, 2016 will be renewed.
Collateral and Covenants
We were in compliance with all existing covenants and other requirements of our debt instruments as of September 30, 2015.
Debt Maturities
The following table sets forth the scheduled maturities of our long term debt obligations and accrued interest of our continuing operations for each of the following years until maturity:

Twelve Months Ending September 30,	Debt Maturities	Amortization of Discount	Net Maturities of Debt Obligations
2016	$5,297,457	$(1,087,246)	$4,210,211
2017	—	(1,316,067)	(1,316,067)
2018 (1)	12,911,566	(1,541,915)	11,369,651
	$18,209,023	$(3,945,228)	$14,263,795
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
The following table summarizes the changes in the fair value for the derivative instrument liabilities during the first nine months of 2015:

January 2013 Warrants
Balance at January 1, 2015	$7,000
Fair value adjustments	3,000
Balance at March 31, 2015	10,000
Fair value adjustments	(3,000)
Balance at June 30, 2015	7,000
Fair value adjustments	(4,000)
Balance at September 30, 2015	$3,000
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
As of September 30, 2015, after including the effects of grants, forfeitures and the evergreen provision, we had 133,377 shares available for issuance under the 2011 Plan.

Stock Options

Below is a summary of the options activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
Options outstanding at January 1, 2015	455,850	$8.60
Granted	53,650	$2.69
Exercised	(2,281)	$2.36
Forfeited	(22,712)	$3.00
Expired	(16,195)	$27.38
Options outstanding at September 30, 2015	468,312	$7.59	7.91
Vested and expected to vest at September 30, 2015	442,290	$7.83	7.87
Options exercisable at September 30, 2015	194,393	$13.30	6.97

Share-based Compensation
The share-based compensation expense related to stock options and restricted stock of continuing operations included in the accompanying condensed consolidated statements of operations and comprehensive loss in the financial information by reportable business segment in Note 11 is:

	Fuel Storage & Systems	Corporate	Total
Three Months Ended September 30, 2015
Cost of product sales	$2,677	$—	$2,677
Research and development	63,292	—	63,292
Selling, general and administrative	8,651	132,990	141,641
Total share-based compensation	$74,620	$132,990	$207,610
Three Months Ended September 30, 2014
Cost of product sales	$3,651	$—	$3,651
Research and development	54,359	—	54,359
Selling, general and administrative	9,009	113,072	122,081
Total share-based compensation	$67,019	$113,072	$180,091
Nine Months Ended September 30, 2015
Cost of product sales	$8,221	$—	$8,221
Research and development	171,430	—	171,430
Selling, general and administrative	25,848	351,880	377,728
Total share-based compensation	$205,499	$351,880	$557,379
Nine Months Ended September 30, 2014
Cost of product sales	$18,349	$—	$18,349
Research and development	106,731	—	106,731
Selling, general and administrative	20,735	251,435	272,170
Total share-based compensation	$145,815	$251,435	$397,250

Warrants
A summary of warrant activity and warrants outstanding, reportable in the equivalent number of shares of our common stock that can be purchased upon exercise of the warrants, is as follows:

Warrants outstanding at January 1, 2015	8,327,405
Expired	(405,214)
Warrants outstanding at September 30, 2015	7,922,191

A summary of our outstanding warrants as of September 30, 2015 is as follows:

Issue Date	Expiration Date	Shares Subject to Outstanding Warrants	Exercise Price at End of Period	References
October 13, 2010 and October 19, 2010	October 13, 2015 and October 19, 2015	9,037	$53.60
February 18, 2011	February 18, 2016	189,836	$26.28
February 18, 2011; Series “B”	February 18, 2016	98,481	$24.00	(a)
June 15, 2011	June 15, 2016	361,458	$15.40
June 15, 2011	June 15, 2018	11,250	$12.48
June 15, 2011	June 15, 2018	30,064	$15.40
June 20, 2011	June 20, 2016	14,269	$15.60
June 20, 2011	June 20, 2018	31	$15.60
July 6, 2011	July 6, 2016	104,929	$15.40
August 23, 2011	August 23, 2016	28,750	$15.40
September 29, 2011	September 29, 2016	4,782	$3.32
October 12, 2011	October 12, 2016	115,314	$3.32
October 17, 2011 through October 21, 2011	October 17, 2016 through October 21, 2016	19,138	$10.56
December 21, 2011	December 21, 2016	819,851	$4.88
January 19, 2012	January 19, 2017	33,187	$4.88
March 20, 2012; Series “B”	March 21, 2017	1,311,000	$4.08
March 21, 2012; Series “B”	March 21, 2017	735,900	$4.08
May 3, 2012; Series “B”	March 21, 2017	27,612	$4.08
June 14, 2012; Series “B”	March 21, 2017	51,112	$4.08
May 7, 2012	May 7, 2019	50,000	$3.60
June 22, 2012 and June 28, 2012	June 22, 2017 and June 28, 2017	572,860	$3.40
July 25, 2012	July 25, 2017	34,888	$3.56
January 24, 2013	July 24, 2018	11,250	$2.84	(a)
September 18, 2013	March 18, 2019	3,287,192	$2.30
Total warrants outstanding at September 30, 2015		7,922,191

None of the outstanding warrant contracts contain exercise price reset provisions.

(a)
The warrants issued on February 18, 2011 (Series “B”) and January 24, 2013 contain contractual provisions that could potentially require us to net-cash settle the value of the remaining outstanding warrants in the event of a change in control or other fundamental change. Since the contractual provisions that could require us to net-cash settle the warrants are deemed not to be within our control under applicable accounting guidance, equity classification is precluded. As such, we consider these warrants to be derivative instruments that are classified as current derivative liabilities at fair value on the dates of the condensed consolidated balance sheets presented. A summary of the changes in the fair values marked to market during the periods presented on the condensed consolidated statements of operations and comprehensive loss are disclosed in Note 8.

Shares Available

The number of authorized shares available for future issuance as of September 30, 2015 is as follows:

	Common Stock	Preferred Stock
Shares Authorized	50,000,000	20,000,000
Less shares issued and outstanding at September 30, 2015	(28,024,039)	—
Less shares designated as of September 30, 2015 for issuance under:
Stock options (1)	(601,689)	—
Warrants outstanding	(7,922,191)	—
Conversion of principal under convertible notes (2)	(5,236,312)	—
Undesignated shares available	8,215,769	20,000,000

(1)	Includes all of the options outstanding plus 133,377 shares remaining that are available for issuance under the 2011 Plan.

(2)	Represents the number of shares issuable upon conversion of $12.5 million of principal maturing on September 18, 2018 under the Convertible Notes at a fixed conversion price of $2.3824 per share.

Stockholders’ Equity Roll-forward
The following table provides a condensed roll-forward of stockholders’ equity for the nine months ended September 30, 2015:

	Common Shares Outstanding	Total Equity
Balance at January 1, 2015	23,276,264	$23,604,932
Share-based compensation, net of taxes paid in lieu of shares issued	132,002	447,054
Issuance of common stock to investors (1)	4,600,000	10,557,927
Issuance of common stock in connection with stock option exercises	2,281	5,375
Payment of services and other	13,492	528
Foreign currency translation	—	(361,375)
Net loss	—	(12,263,601)
Balance at September 30, 2015	28,024,039	$21,990,840

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerators for basic and diluted loss per share data:
Loss from continuing operations	$(4,721,407)	$(5,001,897)	$(12,484,880)	$(10,480,839)
Income/Loss from discontinued operations, net of taxes	(118,046)	(198,132)	221,279	(155,560)
Net loss	$(4,839,453)	$(5,200,029)	$(12,263,601)	$(10,636,399)
Denominator for basic and diluted loss per share data—weighted-average shares	28,017,207	23,290,453	27,109,538	22,115,183
Basic and diluted per share data:
Loss from continuing operations	$(0.17)	$(0.21)	$(0.46)	$(0.47)
Income/Loss from discontinued operations	—	(0.01)	0.01	(0.01)
Net loss	$(0.17)	$(0.22)	$(0.45)	$(0.48)
For the three and nine month periods ended September 30, 2015 and 2014, shares of common stock potentially issuable upon the exercise of options and warrants and from the potential conversion of debt were excluded in the computation of diluted per share data, as the effects would be anti-dilutive.
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

This segment designs and manufactures advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated CNG fuel systems, to truck and automotive OEMs and aftermarket OEM truck integrators. These high-pressure CNG and hydrogen storage tanks use advanced composite technology and are capable of storage at up to 5,000 pounds per square inch (psi) for CNG applications and up to 10,000 psi for hydrogen applications. This segment's powertrain engineering, system integration, vehicle manufacturing, and assembly capabilities provides fast-to-market solutions to support the integration and production of natural gas fuel and storage systems, hybrid, fuel cell, and specialty vehicles, as well as modular, transportable hydrogen refueling stations.

This segment generates revenue from three sources: product sales, contract engineering services and software licensing fees. Product sales are derived primarily from the sale of storage tanks and packaged fuel system modules for CNG applications. Contract services revenue is generated by providing engineering design and support to OEMs and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers' CNG, hybrid or fuel cell applications. Contract engineering services revenue is also generated from customers in the aerospace industry, material science, and other governmental entities and agencies. Software licensing fees consists of our plug-in hybrid control software that we license to Karma Automotive in connection with an agreement that was executed in October 2014 to support Karma Automotive’s re-launch of the Karma vehicle line and Karma Automotive's advancement of its Atlantic vehicle line. The software licensing fees, which amounted to $647,156 and $2,547,031 in the third quarter and first nine months of 2015, respectively, are included as part of engineering services & licensing fees revenue on the selected financial information of continuing operations that follows.

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
Geographic Information
Our long-lived assets as of September 30, 2015 related to our continuing operations are primarily based within our Lake Forest, CA facilities and long-lived assets related to our discontinued operations are primarily located in Ontario, Canada.

Financial Information by Business Segment
Selected financial information of continuing operations by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Fuel Storage & Systems:
Net product sales	$8,006,117	$5,048,445	$23,453,466	$14,680,433
Engineering services & license fees	1,448,622	1,569,778	5,883,094	6,422,711
Total revenues	$9,454,739	$6,618,223	$29,336,560	$21,103,144

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$8,848,440	$5,713,080	$25,360,754	$13,312,589
Cost of services & fees	566,493	1,087,248	2,105,795	4,193,747
Total cost of revenues	$9,414,933	$6,800,328	$27,466,549	$17,506,336

Gross Margin
Fuel Storage & Systems:
Net product sales	$(842,323)	$(664,635)	$(1,907,288)	$1,367,844
Engineering services & license fees	882,129	482,530	3,777,299	2,228,964
Total gross margin	$39,806	$(182,105)	$1,870,011	$3,596,808

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,123,958	$2,224,009	$6,052,752	$5,378,521
Selling, general and administrative	842,501	744,459	2,670,217	2,453,515
Total	$2,966,459	$2,968,468	$8,722,969	$7,832,036
Corporate:
Selling, general and administrative	1,347,680	1,475,910	4,343,331	4,852,214
Total operating expenses	$4,314,139	$4,444,378	$13,066,300	$12,684,250

Operating Loss
Fuel Storage & Systems	$(2,926,653)	$(3,150,573)	$(6,852,958)	$(4,235,228)
Corporate	(1,347,680)	(1,475,910)	(4,343,331)	(4,852,214)
Total operating loss	$(4,274,333)	$(4,626,483)	$(11,196,289)	$(9,087,442)

Capital Expenditures
Fuel Storage & Systems	$321,201	$1,326,313	$1,046,412	$5,857,670
Corporate	—	—	—	22,724
Total capital expenditures	$321,201	$1,326,313	$1,046,412	$5,880,394

Depreciation
Fuel Storage & Systems	$419,128	$412,530	$1,235,303	$1,044,197
Corporate	21,651	6,899	61,825	17,076
Total depreciation	$440,779	$419,429	$1,297,128	$1,061,273

Identifiable assets by reporting segment are as follows:

	September 30, 2015	December 31, 2014
Identifiable Assets
Fuel Storage & Systems	$43,189,777	$42,108,373
Renewable Energy - Held for Sale	19,622,374	23,161,999
Corporate	4,691,299	6,406,142
	$67,503,450	$71,676,514

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
On December 15, 2014, Iroquois Master Fund (“Iroquois”) filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit from the judgment entered by the United States District Court for the Southern District of New York. The issues on appeal are scheduled for oral argument on January 4, 2016.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
All statements included in this report and the documents incorporated herein by reference, other than statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements can generally be identified by words such as “may,” “could,” “will,” “should,” “assume,” “expect,” “anticipate,” “plan,” “intend,” “believe,” “predict,” “estimate,” “forecast,” “outlook,” “potential,” or “continue,” or the negative of these terms, and other comparable terminology. Examples of forward-looking statements made herein and in the documents incorporated by reference herein include, but are not limited to, statements regarding:

•	our expectations related to our total revenues in 2015 including our belief that our revenues for the fourth quarter of 2015 will be similar to the level reported for the third quarter of 2015;

•	our belief that our direct product margins on a normalized basis will be approximately 30% in future periods;

•	our belief that the actions we are implementing to improve the gross margin on sales of our CNG systems will be successful and result in improved gross margins in the future;

•	our belief that we have captured approximately 35% of the market share for over-the-road CNG heavy duty trucks;

•	our belief that we can make dependable estimates of the revenue and costs applicable to the various stages of a contract;

•
whether we have properly identified all of the first generation storage modules that need product enhancement and adequately reserved for the cost of product enhancements required to be made to those systems;

•	our expectations regarding 2015 financial performance and results including results from operations for our Fuel Storage & Systems segment;

•	our belief that we will be able to amend existing debt and equipment financing arrangements that mature within the next 12 months consistent with our expectations;

•
our belief that we will be able to raise additional capital, to the extent needed, to repay debt, fund our future operations and to support our growth plans as required over the next twelve months and beyond;

•	our belief that our current operating plan and the shift in our business strategy will allow us to achieve profitability in the future;

•	our estimation of the amount of capital we will need to invest in equipment and infrastructure;

•	our belief that the facilities in Lake Forest, California are adequate for our current and expected product manufacturing operations and OEM development programs;

•
our belief that our outstanding receivable from Advanced Green Innovations and its affiliates is fully realizable and our expectation that activity related to the AGI program will recommence in the future;

•	our expectations of the level of growth in the natural gas, hybrid, plug-in hybrid and fuel cell and alternative fuel industries;

•	our belief as to the number of complete CNG systems we would be able to manufacture and deliver on an annual basis;

•
our belief that our next generation high capacity back-of-cab storage system will provide the highest storage capacity and lightest weight per diesel gallon equivalent of any back-of-cab system currently available in industry;

•
our expectations regarding levels of engineering services related to the plug-in electric vehicle systems software development program with Karma Automotive and the new hydrogen tank development program with an automotive OEM alliance;

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

•	our expectation that pricing incentives will decrease in the future and that we will be able to charge a higher price for our next generation CNG systems;

•	our expectations regarding our significant customers and customer mix for the near term;

•	our expectations regarding interest expense, internally funded research and development, selling, general and administrative, and Corporate segment expenses;

•	our intention to focus our near term product development efforts on tank and storage products specifically developed for CNG bulk fuel hauling/virtual pipeline applications;

•	our expectation that the U.S., state and local governments will continue to support the advancement of alternative fuel and renewable energy technologies through loans, grants and tax credits;

•	our belief that the price of natural gas will stay relatively low for the foreseeable future, which we expect will continue to drive demand for our CNG tanks and fuel systems;

•	our belief that we are adequately insured for any product liability claims;

•	our belief that natural gas is the most cost-effective fuel available on the market today and that this trend will continue for the foreseeable future;

•	our belief that as the market adjusts to the underlying economic benefits of natural gas there could be opportunities for the use of CNG in passenger vehicles;

•
our expectation that the trucking industry will continue to transition a greater percentage of their fleet vehicles to run on natural gas and that such transition will generate increased demand for our CNG products;

•	our belief that there is significant and immediate opportunity for us in the CNG vehicle market;

•	our belief that we will be able to sell the remaining assets of Schneider Power Inc within our expected time frame;

•	our belief that our existing engineering contracts will lead to future sales of our storage products and integrated systems;

•	our belief that our business decision and strategy to supply complete CNG systems direct to the OEMs and fleets will create greater long term value for our stockholders;

•	our belief that we have a competitive advantage over our competitors;

•	our expectation that we will face increased competition in the future as new competitors enter the CNG market and advanced technologies become available;

•	the impact that new accounting pronouncements will have on our financial statements;

•	our expectation that we will prevail on the appeal filed by Iroquois;

•	our expectation that the level of gains or losses on derivative instruments will be immaterial in future periods;

•	our belief that our pricing program with GAIN Clean Fuel will remove a challenging hurdle for fleets considering moving to CNG and will create greater demand for our products;

•
our belief that the additional controls and procedures we implemented related to accounting for inventory to remediate a material weakness in our internal controls over financial reporting are effective;

•	our expectation that the virtual pipeline high capacity trailer we are developing will be able to store approximately 645,000 standard cubic feet of CNG; and

•	our expectation that the market price of our common stock will continue to fluctuate significantly.

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

EXECUTIVE OVERVIEW AND OUTLOOK

Overview of Reporting Segments

•
Fuel Storage & Systems. Our Fuel Storage & Systems segment generates revenues from three sources: product sales, contract engineering services, and software licensing fees. Product sales are derived primarily from the sale of CNG storage tanks and packaged CNG fuel storage modules and systems for a variety of heavy, medium and light-duty trucks and passenger vehicles. This segment produces advanced light-weight CNG storage tanks and supplies these tanks, in addition to fully-integrated natural gas storage modules and systems, to truck and automotive Original Equipment Manufacturers (OEMs), fleets, dealerships, virtual pipeline fuel storage system integrators and aftermarket and OEM truck integrators. Our high-pressure storage tanks use advanced composite technology and are capable of storage at up to 5,000 pounds per square inch (psi) for CNG applications and up to 10,000 psi for hydrogen applications. Contract engineering services revenue is generated by providing engineering design and support to OEMs and other customers specializing in natural gas and hydrogen products and material science, governmental agencies and other customers, so that our fuel systems and advanced propulsion systems integrate and operate with our customers’ CNG, hybrid or fuel cell applications. For hybrid and plug-in electric vehicle (PHEV) applications, we provide powertrain engineering, electronic control, software strategies and system integration. We also design, engineer and manufacture hydrogen refueling systems and dispensers. Software licensing fees consists of our plug-in hybrid control software that we license to Karma Automotive (formerly known as Fisker Automotive and Technology Group), under an agreement that was executed in October 2014.

•
Renewable Energy. Our Renewable Energy segment consists solely of the business operations of our wholly-owned subsidiary, Schneider Power. Schneider Power, a Canadian corporation, is an independent wind power producer and holder of interests in certain renewable energy projects. We committed to a plan to sell the assets and operations of Schneider Power in 2012. To date we have sold certain operations and development projects of Schneider Power and are actively pursuing the sale of other assets, including the 10.0 MW Zephyr wind farm which represents a substantial portion of the remaining assets and liabilities of Schneider Power as of the dates of the balance sheets presented. As a result of these actions and our expectations for a completion of a sale of the business within the next year, we report the historical activities and balances of Schneider Power as discontinued operations held for sale.

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
During the first nine months of 2015, we added new fuel storage system customers, including UPS. As announced on April 2, 2015, we received an order from UPS to provide 319 fuel systems for its heavy duty CNG vehicle program. Our overall backlog of product orders, including UPS, was $15.2 million as of September 30, 2015. Although we expect the portion of our backlog associated with UPS to be substantially fulfilled with product shipments during the fourth quarter of 2015, certain other customers have the option to push out delivery dates of products on order which could extend the period in which our existing backlog turns over.
Over the course of 2015, we have continued to innovate and enhance our products, including the development of our next generation of natural gas fuel module systems. These next generation systems for our existing product family offerings, which went into production beginning in July 2015, incorporate enhanced design and product features.
We also recently added a new family of high capacity back-of-cab system product offerings which went into production during the third quarter of 2015. These new systems can be configured to store up to either 160 or 180 diesel gallon equivalents (DGEs) of CNG. We believe the 180 DGE version provides the highest storage capacity available and that both configurations provide the lightest weight per DGE of any back-of-cab system currently available in the industry. This new family of systems integrates our recently developed 30-inch diameter storage tanks. UPS was the first customer to order the new family of back-of-cabs and took delivery of production systems configured for 160 DGEs beginning in July 2015.

The natural gas vehicle industry has experienced slower than predicted adoption rates during 2014 and 2015. The decrease in diesel fuel costs over the past year and the instability of the diesel to CNG fuel price spread has negatively impacted fleet decisions on units as well as their overall commitment to natural gas vehicles in the short-term. Despite the adoption rates in 2014 and 2015 being lower than predicted, we believe the inherent advantages of CNG as a cleaner source of fuel compared to diesel and the economic advantages of converting to CNG over the long-term will lead to higher adoption rates in the future and thus we expect that our product offerings, sales, marketing, and training efforts will lead to increased sales and market share in the future.
From a storage system cost perspective, and in an effort to provide our heavy duty trucking fleets and other customers with the highest quality, most fuel efficient CNG systems available on the market, we have incurred significant costs and expenses related to testing, validation, production set up, supply chain management, offsite installation support, material expedite fees, customer support, and training and servicing of our CNG modules. In addition, we also incurred costs and set aside significant additional warranty reserves during the second and third quarters of 2015 associated with our first generation back-of-cab storage modules that will require retrofits to incorporate recent design enhancements. As a result, our cost of goods sold and gross margins have been negatively affected since our shift in strategic direction, including the three and nine months ended September 30, 2015. We expect many of these incremental costs will be significantly lower in future periods which will result in higher contribution margins on a direct basis and ultimately higher overall gross margins once increased volume levels can be achieved.

On June 15, 2015, we announced that we had developed a 5,000 psi tank for the emerging CNG virtual pipeline market and that we had shipped the first 100 units to a foreign-based customer. The tank was developed in connection with our customer’s arrangement with an industrial firm to transport CNG in bulk quantities to locations where natural gas pipeline infrastructure is nonexistent. On a broader scale, virtual pipeline applications include natural gas transport to remote manufacturing and power generation sites, mines, oil and gas fields, and marine. We are currently developing a virtual pipeline high capacity trailer that can store approximately 645,000 standard cubic feet of CNG in a 45 foot shipping container that integrate our custom designed high volume virtual pipeline tanks into the shipping trailer. The system is capable to be filled at up to 5,000 psi using unique fuel filling technologies.

The hydrogen fuel cell vehicle industry, which represents a relatively minor level of activity compared to other clean fuel vehicle technologies in today’s market, continues to experience an increase in the number of vehicle development programs and hydrogen infrastructure projects. There is a growing network of hydrogen stations supporting the new fuel cell electric vehicles coming to California from multiple passenger vehicle OEMs. On April 27, 2015, we announced that we received a follow on order from an affiliate of The Linde Group (Linde) to develop and manufacture retail hydrogen fueling dispensers to support the expansion of the hydrogen fueling infrastructure in California. The hydrogen dispensers are targeted to be delivered and commissioned by Linde near the end of the fourth quarter of 2015.
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
Results of Operations
Three and Nine Months Ended September 30, 2015 and 2014
The following table provides operating results for our continuing operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues
Fuel Storage & Systems:
Net product sales	$8,006,117	$5,048,445	$2,957,672	59%	$23,453,466	$14,680,433	$8,773,033	60%
Engineering services & license fees	1,448,622	1,569,778	(121,156)	(8)%	5,883,094	6,422,711	(539,617)	(8)%
Total revenues	$9,454,739	$6,618,223	$2,836,516	43%	$29,336,560	$21,103,144	$8,233,416	39%

Cost of Revenues
Fuel Storage & Systems:
Cost of product sales	$8,848,440	$5,713,080	$3,135,360	55%	$25,360,754	$13,312,589	$12,048,165	91%
Cost of services & fees	566,493	1,087,248	(520,755)	(48)%	2,105,795	4,193,747	(2,087,952)	(50)%
Total cost of revenues	$9,414,933	$6,800,328	$2,614,605	38%	$27,466,549	$17,506,336	$9,960,213	57%

Gross Margin
Fuel Storage & Systems:
Net product sales	$(842,323)	$(664,635)	$(177,688)	27%	$(1,907,288)	$1,367,844	$(3,275,132)	(239)%
Engineering services & license fees	882,129	482,530	399,599	83%	3,777,299	2,228,964	1,548,335	69%
Total gross margin	$39,806	$(182,105)	$221,911	(122)%	$1,870,011	$3,596,808	$(1,726,797)	(48)%

Operating Expenses
Fuel Storage & Systems:
Research and development	$2,123,958	$2,224,009	$(100,051)	(4)%	$6,052,752	$5,378,521	$674,231	13%
Selling, general and administrative	842,501	744,459	98,042	13%	2,670,217	2,453,515	216,702	9%
Total	2,966,459	2,968,468	(2,009)	—%	8,722,969	7,832,036	890,933	11%
Corporate:
Selling, general and administrative	1,347,680	1,475,910	(128,230)	(9)%	4,343,331	4,852,214	(508,883)	(10)%
Total operating expenses	$4,314,139	$4,444,378	$(130,239)	(3)%	$13,066,300	$12,684,250	$382,050	3%

Operating Loss
Fuel Storage & Systems	$(2,926,653)	$(3,150,573)	$223,920	(7)%	$(6,852,958)	$(4,235,228)	$(2,617,730)	62%
Corporate	(1,347,680)	(1,475,910)	128,230	(9)%	(4,343,331)	(4,852,214)	508,883	(10)%
Total operating loss	$(4,274,333)	$(4,626,483)	$352,150	(8)%	$(11,196,289)	$(9,087,442)	$(2,108,847)	23%

Fuel Storage & Systems Segment
Product Sales and Gross Margins
In May 2014, we shifted our strategic direction from selling stand-alone CNG tank products to a focus on selling complete CNG fuel storage modules and systems. Under this new strategy, we are targeting revenue streams from sales of our back-of-cab and frame-rail mounted CNG fuel storage modules in addition to revenues from the sale of individual CNG storage tanks. We have made significant progress to date in introducing and commercializing CNG storage systems, growing our customer base and gaining market share since our shift in strategic direction. As a result, we have been able to grow our year-over-year product revenues by 60%, to $23.5 million in the first nine months of 2015, compared to $14.7 million in the first nine months of 2014. The growth in product revenues reflects the impact of a significant transition in product mix since our shift in strategic direction as our product revenues for the periods in 2015 are weighted heavily towards complete CNG storage systems.
The gross margins recognized on product sales include both direct material and labor costs associated with each unit produced along with absorption of indirect manufacturing overhead costs that are allocated to the units produced. In addition, we also incurred costs and set aside warranty reserves during the second and third quarters of 2015 associated with our first generation back-of-cab storage modules that we expect will require retrofits to incorporate design enhancements to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. These design enhancements are being incorporated into a targeted list of first generation systems installed on existing customer trucks.
Exclusive of indirect overhead costs and costs associated with first generation product retrofits, product sales during the third quarter of 2015 contributed a positive direct margin of $1.1 million, or 13%. One of the factors that provided downward pressure on the direct margin for the third quarter of 2015 was $0.8 million of costs incurred above normalized levels related to offsite installation support, material expedite fees and other manufacturing set up expenses that are expected to ease in future periods. Other factors that provided downward pressure on our direct margins on a year-over-year basis include volume and promotional price incentives provided to certain customers of our system products and change in product mix.
Included in indirect overhead and other cost of product sales for the third quarter of 2015 were normalized overhead costs of $1.5 million and incremental costs of $0.4 million, of which $0.3 million related to additional warranty reserves in connection with the first generation system retrofit enhancements. The overall gross product margin reported, which includes both direct and indirect overhead costs, was negative 11% for the third quarter of 2015.
Although our three and nine month period year-over-year gross margins have been negatively impacted by these dynamics and certain incremental costs, we did realize a reduction in the per unit direct material and manufacturing costs for our fuel module products in the third quarter of 2015 associated with the initial launch of our first generation of fuel module products upon our shift in strategic direction. Specifically, we realized a manufactured cost per unit decline for the third quarter of 2015 of approximately 25% compared to activities in the second half of 2014 for our back-of-cab module with fuel storage capacity of up to 123 DGEs of natural gas, which represented our highest revenue generating product line in the first nine months of 2015. We expect incremental production costs to continue to decline during the fourth quarter of 2015 as we further refine our processes.
Contract Engineering Services, License Fees and Gross Margins
Contract services revenue in the first nine months of 2015 came primarily from engineering services associated with a hydrogen tank development program with an automotive OEM alliance that commenced in September 2014 and a PHEV software development program with Karma Automotive that commenced in November 2014. We also recognized $0.6 million and $2.5 million of software license fees in the third quarter and first nine months of 2015, respectively, associated with contractual arrangements with Karma Automotive to support the re-launch of the Karma vehicle line and Karma Automotive’s advancement of its Atlantic vehicle line. These contract engineering services and software license fees in 2015 partially offset the decline in CNG fuel system development activities that were recognized in the first nine months of 2014, primarily related to services provided to Advanced Green Innovations, LLC, and its affiliate, ZHRO Solutions LLC (collectively "AGI"), and for services to General Motors. The programs with AGI have remained on indefinite hold during 2015 and the CNG fuel system program with General Motors’ related to its Impala platform which transitioned to a production program in the fall of 2014.
Our customer funded development and licensing related activities are reported as costs of engineering services & fees. Gross margins realized on these revenue streams improved in the third quarter of 2015 to 61%, primarily due to the relatively low level of costs associated with revenues from software licensing fees. On a separate basis, the gross margin realized on the contract engineering services was 30% for the third quarter of 2015 which was similar to the margin realized for the same period in the prior year.

Total Revenues and Customer Concentrations
Overall revenues for the Fuel Storage and Systems segment increased 43% in the third quarter of 2015 and 39% in the first nine months of 2015 compared to the same periods in 2014. Ryder Systems, UPS, and Karma Automotive comprised 34%, 13% and 10%, respectively, of the total Fuel Storage & Systems segment revenue in the first nine months of 2015.
Although we have been successful in expanding our customer base since our change in strategic direction to produce and sell complete CNG fuel storage systems, our revenues streams are currently dependent on these key customers noted above and on a limited number of other smaller customers and we expect this trend to continue for the foreseeable future.
Research and Development
Internally funded research and development efforts relate primarily to our efforts to advance our CNG tank and fuel storage module technologies by developing different size storage vessels and fuel modules to add to our existing product families, which include storage systems for heavy duty trucking and virtual pipeline applications. Research and development costs are higher for the first nine months of 2015 primarily as a result of higher levels of activities associated with the design, development and validation of our next generation CNG fuel module storage products, which include efforts related to enhancing our existing family of back-of cab and frame rail mounted systems and development of a new 30-inch tank that is integrated into our new high capacity back-of-cab storage system family that can store up to 180 DGEs of natural gas.
We anticipate that internally funded research and development activities will continue at similar levels in the fourth quarter of 2015 as compared to the first three quarters of 2015 and include efforts related to the development of larger and higher pressure compressed natural gas storage tanks and systems for use in virtual pipeline applications.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the Fuel Storage & Systems segment were slightly higher in the third quarter and first nine months of 2015 compared to the same periods in the prior year, primarily as a result of increased customer service support and service network activities associated with our expanded product sales.
Operating Losses
The Fuel Storage and Systems Segment reported an operating loss of $2.9 million and $6.9 million for the third quarter and first nine months of 2015, respectively, as compared to operating loss of $3.2 million and $4.2 million for the third quarter and first nine months of 2014. We anticipate an improvement in operating results for this segment in the fourth quarter of 2015.
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
The amount of Corporate expenses recognized in the third quarter and first nine months of 2015 were approximately 9% and 10% lower, respectively, than the amounts recognized for the same periods in 2014, primarily due to reduced legal activities associated with litigation matters and lower employee benefit costs attributable to Corporate personnel.

NON-REPORTING OPERATING SEGMENT
The following table provides non-reporting operating segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense:
Contractual cash interest	$(175,436)	$(174,857)	$(514,116)	$(638,601)
Non-cash imputed interest	(275,638)	(222,558)	(778,475)	(994,060)
	(451,074)	(397,415)	(1,292,591)	(1,632,661)
Fair value adjustments of derivative instruments	4,000	22,000	4,000	2,005,864
Other expenses	—	—	—	(1,765,000)
Total other income (expense)	$(447,074)	$(375,415)	$(1,288,591)	$(1,391,797)
Interest expense. Interest expense represents both cash payments based on stated contractual rates and non-cash imputed rates associated with equity-linked characteristics (e.g. warrants and debt principal conversion features), accelerated maturities and/or other contractual provisions of our debt securities. Contractual cash interest for the periods presented was primarily associated with borrowings under the bank line of credit and the equipment finance arrangement. Non-cash imputed interest expense was primarily associated with convertible notes and warrants issued in September 2013 and additional convertible notes issued in June 2015.
Fair value adjustments of derivative instruments. Derivative instruments consisted of embedded features contained within certain warrant contracts. Fair value adjustments of derivative instruments represent non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. The overall derivative gains reported for the prior year nine month period was primarily due to a gain resulting from of the expiration of certain derivative warrants in April 2014 and a decrease in our closing share price that decreased the fair value of the remaining derivative instrument liabilities. As a result of the expiration of certain derivative warrants in April 2014, our derivative liabilities declined substantially and we do not expect to recognize significant unrealized gains or losses in the foreseeable future.
Other expenses. The other expenses reported for the first nine months of 2014 relates to $1.8 million in charges recorded in the second quarter of 2014 related to the Iroquois Litigation. See Note 12 of our condensed consolidated financial statements for additional information.

DISCONTINUED OPERATIONS
Our Renewable Energy segment consists solely of the business operations of Schneider Power.
The following table provides the results of discontinued operations for Schneider Power:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue:
Net product sales	$284,439	$302,019	$(17,580)	(6)%	$1,451,330	$1,803,847	$(352,517)	(20)%
Costs and expenses:
Cost of product sales	124,685	144,962	(20,277)	(14)%	398,261	440,011	(41,750)	(9)%
Selling, general and administrative	19,376	36,791	(17,415)	(47)%	28,600	136,002	(107,402)	(79)%
Impairment of long-lived operating assets	—	—	—	—%	—	434,768	(434,768)	(100)%
Total costs and expenses	144,061	181,753	(37,692)	(21)%	426,861	1,010,781	(583,920)	(58)%
Operating income	140,378	120,266	20,112	17%	1,024,469	793,066	231,403	29%
Interest expense, net	(258,424)	(318,398)	59,974	(19)%	(803,190)	(949,110)	145,920	(15)%
Other, net	—	—	—	—%	—	484	(484)	(100)%
Income (loss) from discontinued operations, net of taxes	$(118,046)	$(198,132)	$80,086	(40)%	$221,279	$(155,560)	$376,839	(242)%

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
Revenues of Schneider Power are generated solely from the operations of the Zephyr Wind Farm and were lower in the third quarter and first nine months of 2015 as compared to the same periods in 2014 primarily as a result of extended periods of time that one or more of the four turbines were offline during the first nine months of 2015 as a result of unscheduled repair activities that were required.

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

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, FASB issued amended guidance which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of line-of-credit arrangements. The update requires retrospective application and represents a change in accounting principle. The guidance is effective beginning in the first quarter of 2016. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of the guidance on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our historical operating results, capital resources and financial position, in combination with current projections and estimates, were considered in management's plan and intentions to fund our operations over a reasonable period of time, which we define in this report as the twelve month period subsequent to the filing date of this report. For purposes of liquidity disclosures, we assess the likelihood that we have sufficient available working capital and other principal sources of liquidity to fund our operating activities and obligations as they become due and the likelihood that we will be able to maintain compliance with the required provisions contained within our debt instruments over such twelve month period.
As a measure of liquidity for our continuing operations, we had cash and cash equivalents of $2.4 million, net working capital of $7.5 million and our current ratio (ratio of current assets to current liabilities) was 1.42 at September 30, 2015. There are no contractual guarantees or obligations with respect to our continuing operations to fund potential capital needs or to service long-term debt and other liabilities of the discontinued operations of Schneider Power that are classified as held for sale.
We completed our planned expansion of our tank production capacity and set up manufacturing and assembly operations for our fuel storage module systems in calendar 2014 and, thus, we reduced our spending on capital equipment to $1.0 million during the first nine months of 2015. As of September 30, 2015, we had no material commitments for capital expenditures and we expect that our levels of spending for equipment and infrastructure for the fourth quarter of 2015 will remain consistent with the first nine months of the year.
We do not expect that significant levels of cash will be required to service principal obligations under existing debt obligations of our continuing operations in the near term. As of September 30, 2015, outstanding advances under our line of credit with Bridge Bank were $4.5 million. The level of outstanding advances under the line are limited by our future levels of eligible accounts receivable and inventory and we anticipate that future levels of these eligible assets will remain sufficient to support the existing amount of outstanding advances. Although the line of credit is scheduled to expire on March 14, 2016, we are currently in discussions with Bridge Bank to extend the date out beyond the next twelve months. In addition to the line of credit, we have an arrangement with another secured lender associated with equipment financing which requires a final payment under the existing arrangement in the amount of $0.7 million on or before November 30, 2015; however, we are in the final stages of negotiations with the secured lender that will push out the final payment due under the original sale-leaseback transaction and provide up to $1.0 million of additional financing under a second sale-leaseback transaction.
We expect to fund our business over the next year principally from our existing levels of working capital, the availability under our amended line of credit, and to the extent needed, additional capital raised from private and/or public equity or debt offerings. Based on current assumptions and estimates, we anticipate that we will need to raise additional capital over the next twelve months to cover our existing operations and obligations. The actual amount of capital that we will have to raise is dependent upon: (i) our ability to meet our current operating plan, (ii) the timing of cash collections on existing receivables from AGI and its affiliates, which had a combined balance remaining of $1.3 million at September 30, 2015, (iii) the amount of cash collected under the software license arrangement we have with Karma Automotive, particularly as it relates to whether Karma Automotive exercises its option to acquire joint-ownership of the software in exchange for additional consideration, (iv) whether we can execute renewals of our line of credit and equipment financing arrangements with secured lenders as anticipated, and (v) the success of our efforts to monetize the remaining assets of Schneider Power over the next year.
Our ability to raise additional equity or debt capital sufficient to fund our planned operations, to the extent needed, is dependent upon a number of factors some of which are outside of our control including, without limitation, the markets view generally of the natural gas transportation industry, our ability to obtain the consent of third parties, our stock price, and the number of authorized shares we have available for future issuance. Notwithstanding these restrictive factors, we believe that we will be able to raise a sufficient level of additional capital over the next twelve months to meet all of our obligations as they become due and continue to execute on our business plan initiatives; however, we cannot provide any assurances that we will be able to secure additional funding on terms acceptable to us, if at all. This need to modify our debt obligations and/or otherwise raise additional capital in the coming months, combined with our recurring negative cash flows and other conditions, raises substantial doubt about our ability to continue as a going concern.
The consolidated financial statements that are included in this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern. An inability by us to modify our debt obligations and/or otherwise raise additional capital to sufficiently fund our working capital needs would have a material adverse affect on our business and our ability to continue as a going concern.
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
Net cash used in operating activities decreased to $11.9 million in the first nine months of 2015 as compared to net cash used of $13.4 million in the first nine months of 2014. The net cash used in the 2015 period is primarily due to operating losses of $9.5 million, net of non-cash charges of $2.8 million, and a cumulative impact of net changes in operating assets and liabilities (referred to as a "change in working capital") of $2.4 million. The net cash used related to the change in working capital in the 2015 period is partially attributed to the growth in inventory of materials and parts related to our expanded fuel storage module product offerings.
Net cash used in investing activities decreased to $1.0 million during the first nine months of 2015 as compared to net cash used of $5.9 million during the first nine months of 2014. The net cash used during the 2014 period was primarily due to capital expenditures for equipment purchases and infrastructure to expand our tank manufacturing capabilities.
Net cash provided by financing activities was $11.1 million during the first nine months of 2015 as compared to net cash provided of $18.1 million during the first nine months of 2014. Net cash provided by financing activities in 2015 primarily consisted of net proceeds of $10.6 million from the sale and issuance of common stock in connection with an underwritten offering we completed in February and $2.0 million of proceeds from the issuance of convertible notes in June. Cash used in financing activities during the first nine months of 2015 primarily related to payments of $0.8 million under our equipment financing arrangement and repayments by Schneider Power of principal under the Samsung debt of $0.5 million. Net cash provided by financing activities for the first nine months of 2014 consisted principally of net proceeds of $15.2 million from the sale and issuance of common stock in connection with an underwritten public offering we completed in February 2014, $5.1 million of proceeds received from warrant exercises, and $2.5 million in advances under our revolving line of credit. Cash used in financing activities for the first nine months of 2014 primarily related to repayments of debt obligations of $3.8 million under out line of credit, the repayment of $0.6 million of principal under our equipment financing arrangement, and the repayment by Schneider Power of $0.6 million of principal under the Samsung debt.
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

•
In February 2014, we completed an underwritten public offering and received proceeds, net of underwriter discounts and other offering costs, of approximately $15.2 million from the sale and issuance of 2,357,500 shares of our common stock.

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

Debt
At September 30, 2015, we had approximately $18.2 million of principal and interest owing under our debt obligations related to our continuing operations and $17.1 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale.

In May 2012, we executed a revolving asset based line of credit with a senior secured lender that provides us with the ability to draw up to $7.5 million in working capital advances (as last amended in February 2015). The amount of advances that we can draw under the amended line of credit is dependent upon our levels of eligible accounts receivables and inventories and the line is set to expire on March 14, 2016. The amount is secured by substantially all of the assets used in our continuing operations. As of September 30, 2015, $4.5 million of principal was outstanding under the line of credit and $1.3 million was available to us, subject to changes in our borrowing base capacity.
In November 2012, we entered into an equipment sale and leaseback financing arrangement that provided for a total of $3.25 million to finance the acquisition of certain equipment that we have employed in our continuing operations. The obligation is owed to a finance company and is secured by the specific equipment assets acquired under the arrangement. As of September 30, 2015, $0.8 million of principal and accrued interest was outstanding under the arrangement (see Liquidity above).
In September 2013, we completed a private placement transaction in which we received gross proceeds of $11.0 million from the sale of convertible notes and warrants. In June 2015, an additional $2.0 million of proceeds were received in connection with a follow on placement of convertible notes and have the same remaining terms. The convertible note holders have a second lien position on substantially all of the assets used in our continuing operations. As of September 30, 2015, $12.9 million of principal and accrued interest was outstanding under the notes.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk
We are exposed to foreign currency risk that arises from translating the results of our discontinued operations in Canada to the US Dollar. On September 30, 2015, one Canadian dollar was equal to 0.75 US Dollars. We also face transactional currency exposures that arise when our discontinued foreign operations enter into transactions denominated in currencies other than their own local currency.

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
(c) Changes in Internal Control Over Financial Reporting
In our amended quarterly report for the period ended June 30, 2015, we reported that management had determined that a material weakness in our internal control over financial reporting arose during the second quarter of 2015 related to inaccurate physical counts and valuation of inventory balances and that our disclosure controls and procedures were not effective as of June 30, 2015 as a result of that material weakness in our internal control over financial reporting.
Throughout the quarter ended September 30, 2015, and continuing through our closing process and preparation of this quarterly report, we designed and implemented additional processes and key internal controls in response to strengthening our accounting and reporting specifically with respect to our CNG fuel storage modules and systems, including our back-of-cab and frame-rail mounted CNG storage modules. Key changes included, the addition of internal resources and facility infrastructure dedicated to inventory control management, software enhancements, re-emphasizing and amending existing formal policies and procedures to improve the accuracy and timeliness of raw material inventory cycle counts and oversight, strengthening analytical procedures related to costs of product sales, improving communication lines between personnel engaged in inventory control and valuation procedures, and increasing supervisory and review processes. Our actions have been, and continue to be, subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts have effectively remediated the material weakness that existed as of June 30, 2015.
As we continue to evaluate and work to improve the design and operation of our internal control over financial reporting, management may execute additional measures to address potential control deficiencies and will continue to review and make necessary changes to the overall design of our internal controls. We will continue to test the ongoing operating effectiveness of the newly implemented controls in future periods.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
Iroquois Litigation. See Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. The issues on appeal are scheduled for oral argument before the Second Circuit Court of Appeals on January 4, 2016.

Item 1A. Risk Factors
For a complete description of our risk factors, please refer to the Risk Factors section contained within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015, which are incorporated herein by reference. Material changes to such risk factors through the date of this report are:

Risks Related to Liquidity and Capital Resources
We have a history of operating losses and negative cash flows and we will need to raise additional funds to finance our operations.
We have a history of operating losses and negative operating cash flows. We incurred net losses from continuing operations before income taxes of $14.5 million and $20.0 million for the fiscal years ended December 31, 2014 and 2013, respectively, and $12.5 million for the nine months ended September 30, 2015.
We anticipate that we will need to raise additional capital to meet our expected cash needs. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, customer and market acceptance and use of our products, and our ability to reduce and control costs. If we are unable to secure additional financing to the extent needed, it will have a material adverse effect on our business and we may have to limit operations in a manner inconsistent with our development and commercialization plans. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.
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
As of September 30, 2015, we had approximately $18.2 million of principal and interest owing under our debt obligations related to our continuing operations and $17.1 million in debt financing associated with the discontinued operations of Schneider Power's 10.0 MW Zephyr wind farm that is classified as held for sale. Our debt related to our continuing operations includes $0.8 million owed to a finance company that is secured by specific equipment assets that is due on November 30, 2015, $4.5 million owed to our senior secured lender, which is secured by substantially all of our assets used in continuing operations and is due on March 14, 2016, and $12.9 million owed to convertible note holders that have a second lien position on substantially all of our assets used in continuing operations, which could become due as early as July 1, 2017 if the note holders exercise their put right.
If our efforts to amend the current terms of the debts owed to the finance company and to our bank are unsuccessful or if we do not have sufficient capital to repay these obligations when they become due or if we cannot otherwise refinance these debt obligations prior to their maturity, it would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. Further, if we were to default on the secured debt, the lenders would have the right as secured creditors to foreclose on the assets securing the debt.
We anticipate that will need to increase the number of authorized shares of our common stock.
Under our Restated Certificate of Incorporation, we have the authority to issue 50 million shares of common stock. As of November 9, 2015, we had 28,022,639 shares of common stock issued and outstanding and approximately 13.8 million shares reserved for issuance, leaving us only approximately 8.2 million shares available for future issuance. In order to raise sufficient capital from the sale of common stock in the future in order to fund our operations and repay our debt obligations, we anticipate that we will need to further amend our Restated Certificate of Incorporation to increase the number of authorized shares of capital stock. Any such amendment will require approval by a majority of our shareholders. We cannot provide any assurance that we will be able to obtain the required shareholder approval. If our stockholders do not approve an increase in our authorized common shares, our ability to raise additional capital in the future will be limited and, as result, would impair our ability to repay our debt obligations when they mature, execute of business plan and fund operations; any of which would have a material adverse affect on our business and our ability to continue as a going concern.

Risks Related to our Common Stock
Kevin Douglas and his affiliates could have significant voting power and may take actions that may not be in the best interest of our other stockholders.
As of November 9, 2015, Kevin Douglas and his affiliates (the “Douglas Family”) held convertible notes and warrants entitling them to purchase up to 7,298,575 shares of our common stock, which represents approximately 22% on an "as-if converted" basis and 19% of our common stock on a fully diluted basis. The conversion price for the convertible notes is $2.3824 per share and the exercise price for the warrants is $2.30 per share. If the Douglas Family were to convert its convertible notes and/or exercise its warrants, it would have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of the Douglas Family. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders that have the ability to exercise significant control.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
As of November 9, 2015, we had approximately 5.2 million shares reserved for issuance upon the conversion of convertible notes with a conversion price of $2.3824 per share, 0.5 million shares reserved for issuance upon the exercise of outstanding options with exercise prices ranging from $2.23 to $90.40 per share, and approximately 7.9 million shares reserved for issuance upon the exercise of warrants with exercise prices ranging from $2.30 to $26.28 per share, respectively. The issuance of shares upon conversion of the convertible notes and/or the exercise of the warrants and/or options will be dilutive to our stockholders, and any sales of such shares could have a material adverse effect on the market for our common stock and the market price of our common stock.

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
Although we engineered our first generation back-of-cab module system with structural stiffness in order for it to be durable, we spent considerable time and resources during the first nine months of 2015 designing product enhancements and performing retrofits on an initial set of targeted first generation back-of-cab module systems to add a certain amount of structural flexibility to better align the system harmonics, or movements, of our system to the movement patterns of the truck chassis. We also recorded specific warranty reserves for the estimated cost of retrofit activities that we expect to complete on additional first generation systems in future periods. If the design enhancements are not effective or if we later determine that additional systems need to be retrofitted beyond our current estimates, it could have material adverse affect on our business and liquidity.
Given that the number of our products in the field has increased since our change in strategic direction, our exposure to warranty claims is greater than prior levels. As a consequence, we could incur substantially greater warranty claims in the future and our warranty reserve may not be sufficient.

We have identified a material weakness in our internal control over financial reporting which could, if not effectively remediated, have material adverse consequences

Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As disclosed in Item 4 of this report, management identified a material weakness in our internal control over financial reporting related to our accounting for inventory and, as a result, we had to restate our unaudited condensed consolidated financial statements for the period ended June 30, 2015. We have implemented additional controls and procedures that we believe will remediate this material weakness. If the additional controls and procedures we implemented in order to remediate the material weakness are not effective or if additional material weaknesses are discovered in future periods, we may be unable to report our financial results on a timely and accurate basis. If we are unable to report our financial results on a timely and accurate basis, it could result in the loss of investor confidence and, in turn, a decline in our stock price, the restatement of future periodic reports, a default under our credit and certain other agreements, suspension or delisting from the NASDAQ Capital Market, and restrict our ability to access the capital markets in order to raise capital if and when needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2015, the Company issued 7,009 unregistered shares to Timothy McGaw and 6,483 unregistered shares to Jonathan Lundy in payment of director fees earned by them for the period ending September 30, 2015 for which Messrs. McGaw and Lundy had previously elected to receive in shares of the Company’s common stock.  The number of shares issued was based on a price of $1.10 per share, which represented the consolidated closing bid price for a share of the Company’s common stock on September 30, 2015.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933.
The following table shows common shares that were surrendered to the Company by employees to pay taxes in connection with shares of restricted stock issued under the Company’s 2011 Stock Incentive Plan that vested during the period:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share
August 2015	12,255	$1.42

Item 6. Exhibits
The Exhibits included as part of this report are listed in the attached Exhibit Index, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 16, 2015

QUANTUM FUEL SYSTEMS TECHNOLOGIES WORLDWIDE, INC.

By:	/S/ BRADLEY J. TIMON
Bradley J. Timon Chief Financial Officer and Treasurer

EXHIBIT INDEX

Form 10-Q For Period Ended September 30, 2015.

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
101*
The following Quantum Fuel Systems Technologies Worldwide, Inc. financial information for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets), (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity , (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* - Filed herewith